Form 10-Q
period 1994-09-03
DYNAMICS RESEARCH CORP
filed 1994-10-18
CIK 30822

11




                                 Form 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


         [x]     Quarterly Report Pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934
               For the Fiscal Quarterly Period Ended September 3, 1994.

                                    OR

         [ ]    Transition Report Pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934
                   For the Transition Period from       to       .

                         Commission File No.1-7348


                       DYNAMICS RESEARCH CORPORATION
          (Exact name of registrant as specified in its charter)


             Massachusetts                               04-2211809
       (State or other Jurisdiction of              (I.R.S. Employer
      Incorporation or Organization)               Identification No.)


         60 Frontage Road, Andover, Massachusetts            01810
        (Address of Principal Executive Offices)           (Zip Code)

     Registrant's telephone number, including area code (508) 475-9090


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  x     No     .

    The number of shares outstanding of the Registrant's Common stock, par value $.10 per share, at October 11, 1994 was 5,641,348 shares.








                       DYNAMICS RESEARCH CORPORATION


                                   INDEX

                                                         Page
Part I                                                 Financial
Information                                            Number


 Item 1.                                          Financial Statements

     Consolidated Balance Sheets -
      September 3, 1994 and December 25, 1993 . . . . . . . . . . . . . . .
. . .                                                   3

     Consolidated Statements of Income -
      Twelve and Thirty-Six Weeks Ended September 3, 1994 and
      September 4, 1993 . . . . . . . . . . . . . . . . . . . . . . . . . .
. . . . . . . . . .                                          4

     Consolidated Statements of Cash Flows -
      Thirty-Six Weeks Ended September 3, 1994 and
      September 4, 1993 . . . . . . . . . . . . . . . . . . . . . . . . . .
. . . . . . . . . .                                          5

     Notes to Consolidated Financial Statements  . . . . . . . . . . . . .
. . . .                                                      6


 Item 2.  Management's Discussion and Analysis of
      Financial Condition and Results of Operations  . . . . . . . . . . .
. . . . . . .                                                7


Part II.  Other Information

 Item 6.                                          Exhibits and Reports on
Form 8-K  . . . . . . . . . . . . . . . . . . . . . .                  9


Signature  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
. . . . . . . . . . . . . . . . .                           10

                      PART I.  FINANCIAL INFORMATION

                       DYNAMICS RESEARCH CORPORATION
                        CONSOLIDATED BALANCE SHEETS
                (in thousands of dollars except share data)
                                            (unaudited)
ASSETS                                              September 3, 1994
December 25, 1993
CURRENT ASSETS:
  Cash and cash equivalents                 $   58       $  140
  Receivables, less allowances of $392 in 1994 and $418 in 1993
16,430                                       20,016
  Unbilled expenditures and fees on contracts in process  17,462
17,053
  Inventories                                2,497        2,630
  Refundable income taxes                       24          553
  Prepaid expenses and other current assets  1,137        1,315
       Total current assets                  37,608       41,707

Property, plant and equipment, at cost
 Land                                        1,126        1,126
 Building                                    7,774        7,774
 Machinery and equipment                     31,036       29,472
 Less accumulated depreciation and amortization   (23,023)       (20,585)
    Net property, plant and equipment        16,913       17,787
       Total assets                         $54,521      $59,494

LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Notes payable                             $2,900       $3,301
  Accounts and drafts payable                3,009        4,327
  Accrued payroll and employee benefits      5,967        4,736
  Deferred contract and other revenue        1,416        3,073
  Other accrued expenses                     1,182          944
  Accrued income taxes                          67           --
  Current deferred income taxes              3,213        4,531
  Current portion of long-term debt          1,221        1,200
      Total current liabilities              18,975       22,112

Long-term debt                               3,024        3,900
Deferred income taxes                        1,045        1,045

SHAREHOLDERS' INVESTMENT:
  Preferred stock, par value $.10 per share -
     5,000,000 shares authorized, none issued
  Common stock, par value $.10 per share -
     Authorized - 15,000,000 shares
     Issued -  6,571,595 shares in 1994 and 6,028,155 in 1993    657
603
  Less: Treasury stock - 930,247 in 1994 and 927,357 shares in
     1993, at par value                       (93)         (93)
  Capital in excess of par value             9,313        6,977
  Retained earnings                          21,600       24,950
      Total shareholders' investment         31,477       32,437
      Total liabilities and shareholders' investment     $54,521 $
59,494

The accompanying notes are an integral part of these consolidated financial statements.


                       DYNAMICS RESEARCH CORPORATION
                     CONSOLIDATED STATEMENTS OF INCOME
             (in thousands of dollars, except per share data)
                                (unaudited)


                                 Thirty-Six            Twelve
Weeks Ended                                 Weeks Ended
                          Sept. 3, 1994Sept. 4, 1993Sept. 3, 1994          Sept. 4, 1993
Product sales and contract revenue:
   Contract revenue            $55,550 $61,234    $17,319  $18,997
   Product sales                12,371  8,066      4,254    2,895
Total revenue                   67,921  69,300     21,573   21,892

Cost and expenses:
   Cost of contract revenue     52,565  51,474     18,591   15,797
   Cost of product sales        9,758   6,788      3,361    2,414
   Selling, engineering and
 administrative expenses        7,021   8,518      2,320    3,313
Total operating costs and expenses  69,344   66,780    24,272
21,524

Operating income (loss)         (1,423) 2,520      (2,699)   368

Interest expense (income), net   275      145       123       55

Income (loss) before provision for income taxes    (1,698)  2,375
(2,822)                          313

Provision (benefit) for income taxes    (656)       941     (1,088)
124

Net income (loss)              $(1,042)$1,434     $(1,734) $ 189


Net income (loss) per common share:    $     (.18)$     .25 (1)$
(.31) $                  .03 (1)


Weighted average common shares outstanding5,638,6415,639,875 (1)
5,641,348              5,650,823 (1)



(1) Earnings per share and weighted average common shares outstanding have been restated for the May 1994 10% stock dividend.

The accompanying notes are an integral part of these consolidated financial statements.
                       DYNAMICS RESEARCH CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (in thousands of dollars)
                                (unaudited)

                                        Thirty-Six Weeks Ended
                                    September 3, 1994September 4, 1993

Cash provided by operations:
  Net income (loss)                       $(1,042)    $1,434
  Depreciation and amortization            2,888       2,701
  Provision for receivable reserves            6          50
                                           1,852       4,185

  Cash provided by (used for) working capital:
    Receivables                            3,580       (411)
    Unbilled expenditures and fees on contracts in process       (409)
(876)
    Inventories                              133       (496)
    Refundable income taxes                  529       1,328
    Prepaid expenses and other current assets       178          138
    Accounts and drafts payable            (1,318)     (2,581)
    Accrued payroll and employee benefits  1,231         (8)
    Deferred contract and other revenue    (1,657)       134
    Other accrued expenses                   238         299
    Accrued and current deferred income taxes   (1,251)          321
                                           1,254       (2,152)

  Net cash generated (used) in operations  3,106       2,033

Cash provided by (used for) investing activities:
  Additions to property, plant and equipment, net      (2,014)
(11,582)

Cash provided by (used for) financing activities:
  Net borrowings (repayments) under line of credit agreements
(356)                                      1,903
  Proceeds from issuance of the mortgage loan         -          6,000
  Principal payment under mortgage agreement      (900)          (600)
  Proceeds from the exercise of stock options        97          198
  Purchase of treasury shares               (15)       (325)
  Net cash generated (used) in financing activities    (1,174)
7,176

Net increase (decrease) in cash and cash equivalents    (82)
(2,373)
Cash and cash equivalents at the beginning of the year   140
2,908
Cash and cash equivalents at the end of the period    $   58     $    535

Supplemental disclosures of cash flow information:
Cash paid during the thirty-six week period for:
   Interest                               $  284      $  171
   Income taxes                           $  105      $  541

The accompanying notes are an integral part of these consolidated financial statements.


                       DYNAMICS RESEARCH CORPORATION

                Notes to Consolidated Financial Statements



Note 1. The unaudited consolidated financial statements presented herein have been prepared by the registrant pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations, although the registrant believes that the disclosures are adequate to make the information presented not misleading. The accompanying consolidated financial statements have not been audited by independent accountants, but in the opinion of the management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the results of operations.

     The results of operations for the twelve weeks and thirty-six weeks ended September 3, 1994 may not be indicative of the results that may be expected for the fiscal year ending December 31, 1994.

Note 2.                                           Inventories are comprised
of the following (in thousands of dollars):

                                 September 3, 1994December 25, 1993
       Work in process                $   843    $   632
       Raw materials and subassemblies  1,654      1,998
       Total inventories               $2,497     $2,630






       Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

    Total revenues decreased $319,000 or 1% for the third twelve weeks of 1994 compared to the similar period in 1993. Product sales increased $1,359,000, or 47%, while contract revenue decreased $1,678,000, or 9%, for the third quarter of 1994 compared to the same period in 1993.

    The increase in product sales comes from the Company's commercial component manufacturing Divisions, Encoder and Metrigraphics. The Encoder Division experienced strong demand for its line motion sensing devices along with growth from its automotive industry device. Metrigraphics growth is attributable to sales of its electroformed products.

    The contract revenue decrease continues to reflect reduced hourly rates and related revenue from an engineering services program (TEMS) performed for the Air Force at Hanscom Air Force Base in Massachusetts coupled with a reduction in scope on the Company's Weapons System Management Information Systems (WSMIS) program for the U.S. Air Force. Third quarter results also included a non-recurring $1.0 million adjustment to revenue in connection with a contract with the United States Air Force. The adjustment is based upon the Company's most recent evaluation of expected profitability of this multi-year contract and the uncertainty of recovery of certain costs incurred to date. After this charge, revenue from the first thirty-six weeks includes $3.6 million related to enhancements to the Company's Air Force aircraft maintenance information system for which the Company is currently negotiating with the Air Force on a definitized statement of work. The statement of work being finalized relates to a contract awarded to the Company which, with options, may continue for two and one-half years.

    Defense budget pressures and priorities may alter the future scope of defense programs, and the potential impact of these changes on the Company's future revenue remains difficult to predict.

    Cost of contract revenues as a percentage of contract revenues increased to 107% for the third twelve weeks of 1994 from 83% for the same period in 1993. The increase was due to the adverse effect on profit margins from lower TEMS billing rates as well as a reduced contribution to fixed expenses resulting from lower contract revenue. Third quarter results also included non-recurring charges totaling $1.25 million, consisting of $750,000 related to staff reductions at the Company's Systems Division and $500,000 to provide for the risk of recovery of certain costs incurred under an agreement with the Government.

   Cost of goods as a percentage of product sales for the third twelve weeks of 1994 was 79%, down from 83% in 1993. The 4% decrease in cost of goods sold as a percentage of sales was the result of the commercial division's new product lines becoming fully operational in 1994, thereby eliminating the start-up costs incurred during 1993. The increased volume on both the new encoder line and the electroform line resulted in manufacturing efficiencies which resulted in the decreased cost of sales percentage.

    Selling, engineering and administrative expenses decreased 30% from 1993 principally as a result of staff reductions made during the fourth quarter of 1993.

    Interest expense, net was $123,000 in the third quarter of 1994 compared to $55,000 for the same period in 1993. This increase resulted from a higher level of average borrowings in 1994 coupled with an increase in average interest rates.


 Liquidity and Capital Resources


 Receivables decreased $3,586,000 to $16,430,000 at September 3, 1994 from $20,016,000 at December 25, 1993 while unbilled expenditures and fees on contracts in process increased $409,000 to $17,462,000 from $17,053,000. The increase in unbilled expenditures is primarily attributable to the aircraft maintenance information system spending as discussed above offset, in part, by increased invoicing of costs under various Government contracts in accordance with contractual provisions. Working capital decreased $962,000 during the thirty-six weeks of 1994 to $18,633,000 at September 3, 1994 as a result of the $2.25 million in non-recurring charges during the third quarter of 1994.

 The Company's primary sources of liquidity have been cash flow from operations and bank credit lines. At September 3, 1994, $18,100,000 was available under the Company's current lines of credit. The Company believes that its liquid assets, cash flow from operations and available bank lines of credit will satisfy its operating and capital requirements for the foreseeable future.



                        PART II.  OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K

      a) The Registrant did not file any reports on Form 8-K during the twelve-week period for which this report is filed.


                                 SIGNATURE



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        DYNAMICS RESEARCH CORPORATION
                                     (Registrant)



Date:  October 17, 1994    By:                    /s/ Douglas R. Potter
                           Douglas R. Potter
                           Vice President of Finance and Chief Financial
Officer
                           (Principal financial and accounting officer)