Form 10-K
DYNAMICS RESEARCH CORP
filed 1995-03-29
CIK 30822

27


             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-K
[ X ]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 1994

                                    OR

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                            to

Commission file number                   1-7348

                       DYNAMICS RESEARCH CORPORATION
          (Exact Name of Registrant as Specified in Its Charter)

       Massachusetts                   04-2211809
(State or Other Jurisdiction of(I.R.S. Employer Identification No.) Incorporation or Organization)

      60 FRONTAGE ROAD
   ANDOVER, MASSACHUSETTS              01810-5498
(Address of Principal Executive Offices)(Zip Code)

    Registrant's telephone number, including area code: (508) 475-9090

        Securities registered pursuant to Section 12(b) of the Act:
                                Name of Each Exchange on
    Title of Each Class             Which Registered
            NONE                     NOT APPLICABLE

        Securities registered pursuant to Section 12(g) of the Act:
                       COMMON STOCK, $.10 Par Value
                             (Title of Class)



    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes   X   No      .

                                (Continued)
    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.   [X]

    As of March 10, 1995, the aggregate market value of Common Stock held by nonaffiliates of the Registrant was $23,908,154 and the number of shares of Common Stock, $.10 par value, of the Registrant outstanding was 5,625,448.

                    Documents Incorporated By Reference
Portions of the 1994 Annual Report to Shareholders are incorporated by reference in Parts I and II. Portions of the Registrant's Proxy Statement for the 1995 Annual Meeting of Shareholders are incorporated by reference in Part III.

The Exhibit Index is on pages 20 and 21.


                       DYNAMICS RESEARCH CORPORATION
                                 Form 10-K
                For the Fiscal Year Ended December 31, 1994

Part I                                                          Page

     Item 1.   Business                                 4

          2.   Properties                                   11

          3.   Legal Proceedings                            12

          4.   Submission of Matters to a Vote of Security Holders
12

          4A.  Executive Officers of the Registrant                   12

Part II
          5.   Market for Registrant's Common Equity and
                  Related Stockholder Matters                         13

          6.   Selected Financial Data                           13

          7.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                 13

          8.   Financial Statements and Supplementary Data            13

          9.   Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                 14

Part III
          10.  Directors and Executive Officers of the Registrant
15

          11.  Executive Compensation                       15

          12.  Security Ownership of Certain Beneficial Owners
                  and Management                            15

          13.  Certain Relationships and Related Transactions
15

Part IV
          14.  Exhibits, Financial Statement Schedules, and Reports
on Form 8-K                                  16


                                  PART I

Item 1.  Business

    Dynamics Research Corporation (referred to herein as "DRC" or the "Company") was organized in 1955 under the laws of the Commonwealth of Massachusetts.

    The Company is principally engaged in providing a broad range of computer-based systems development, engineering, and management support services to organizations of the United States Department of Defense (DoD), other agencies of the U.S. Government and commercial companies. The Company also designs and manufactures precision products and measurement devices, often used as components in computer controlled systems.

The Company's products and services fall within the following broad categories:

       Information systems development and operation
       Engineering and management support services
       Digital instruments and components

    The following sections describe each of these business areas and related major programs and products.

Information Systems Development and Operation

    DRC maintains a multi-vendor data processing environment with professionals who provide systems analysis and programming support primarily to government customers. The Company designs, develops, installs, operates, and maintains custom-engineered data systems. Systems developed by DRC gather information electronically from various sources, organize the data and store it in large databases. The Company's systems enable customers to track product location and configuration, and perform detailed reliability, maintainability, quality assurance, vendor qualification and cost analyses. The Company has developed systems for transit vehicles, missiles, submarines, surface ships, land warfare weapons, and aircraft.

    The Company's major DoD information systems programs are sometimes referred to as logistics information systems. These systems are essentially product management information systems and involve inventory requirements and control, maintenance and repair, warranty analysis, supply, distribution and other functions critical to effective and economical support of system hardware and software throughout the system's life.

    Under contract with the U.S. Air Force, the Company designed, developed, implemented and operates TICARRS (Tactical Interim CAMS and REMIS Reporting System) for the F-16 aircraft. The TICARRS databases accept data entries and requests from numerous Air Force user organizations worldwide. The TICARRS databases are continuously expanded and provide upon request by the Air Force user organizations worldwide, a variety of operational reports. Data include results from worldwide F-16 flight operations and maintenance activities. While remote computer terminals and communications interfaces are an integral part of the system, the host computer facility and its associated F-16 databases are located at a Company facility where system operations are supported around the clock.

    Based on TICARRS, DRC developed Smart Data System (SDS) for the F-117A Stealth Fighter Program by special request of the U.S. Air Force. It was used in the Persian Gulf to support Operation Desert Storm. The SDS is an on-line interactive aircraft maintenance data reporting and analysis system supporting operational, staff, depot and contractor organizations.

    For nearly thirty years, the Company has assisted the U.S. Navy's Fleet Ballistic Missile program office in the design, development, and operation of inertial systems. The Company has extensive experience with the Polaris, Poseidon, and Trident missile guidance systems and submarine inertial navigation systems. The Company develops and maintains performance, reliability, and logistics databases for the inertial guidance instruments housed in those systems. These databases track detailed information on thousands of component parts comprising the systems. This information is used by the customer for a wide range of operating management tasks and decision making.

    Also for the U.S. Navy, the Company provides independent analysis and monitoring of submarine-based inertial guidance systems and electronic modules. The Company's support capabilities include its Inertial
Instrument Test Laboratory, which is equipped for full-scale performance testing of navigational quality inertial instruments.

    Weapon Systems Management Information System (WSMIS) is a primary Air Force decision support tool for assessing the impacts of logistics status on potential wartime capabilities. WSMIS computes inventory requirements and purchasing needs for high-tech, high-cost aircraft spare parts to meet aircraft availability requirements. WSMIS also controls repair, manufacturing and distribution schedules to meet customer demands. WSMIS assesses the "health" and capability of the Air Force's weapon systems to meet wartime objectives. DRC served as the overall functional integrator of WSMIS and the developer of certain WSMIS modules. Currently, the Company continues to provide operational support for the system as well as software development modifications and other changes.

    During 1994, DRC completed work as subcontractor under the U.S. Air Force Aircraft Mishap Prevention (AMP) Program. The Company developed a new system to facilitate aircraft accident analysis. The system helps analysts systematically identify safeguards, corrective actions, and countermeasures to reduce the number and impact of human factors that contribute to aircraft mishaps.

    Critical to the development of information systems is the Company's software development process and related tools. The Company's approach to mission-critical software stresses principles of continuous software quality evaluation and increased visibility throughout the software development life cycle. The Company uses commercially available software development tools and internally developed tools to meet the needs of software acquisition managers and developers.

    The Company has also developed computer-based tools which evaluate the quality of software programs and determine how well they adhere to predetermined standards. One of these tools, AdaMAT, is licensed to commercial customers as a tool for an Ada software engineering environment. The Company designed this static code analyzer for use with the Ada programming language. AdaMAT helps Ada users and managers of Ada development efforts adhere to specific programming practices and program development goals during coding, testing, and maintenance of the software. AdaMAT allows visibility into the quality of the code at any given point in time. AdaMAT incorporates a hierarchy of software metrics including management-related concerns such as reliability, portability, maintainability; and software-related concerns such as code simplicity, modularity, and self-descriptiveness.

Engineering and Management Support Services

    Under various DoD contracts, the Company has performed a variety of services for its U.S. Government customers to assist them in the planning and managing of their large system development programs. This business area utilizes a wide range of technical and management skills of Company personnel to plan, analyze, design, test, support, train, maintain and dispose of a variety of complex physical systems. Systems include radar, C3I, missile, aircraft, information, software, munitions, and soldier protective gear.

    The Company provides support at all stages of a system's life. In response to emerging requirements, the Company helps clients define, develop, and initiate new programs. The Company helps clients receive program approval, conduct strategic planning, and evaluate proposals from industry. After prime contract awards, the Company helps clients monitor contractor activities, evaluate progress, and measure performance against program requirements.

    Under the umbrella of the U.S. Air Force Technical and Engineering Management Support (TEMS) and System Design and Analysis Support (SDAS) contracts, the Company has supported, among others, the following programs out of the Air Force Electronic Systems Center at Hanscom Air Force Base in
Massachusetts:

    o    Milstar
    o    Airborne Warning and Control System (AWACS)
    o    Joint Surveillance Target Attack Radar System (JSTARS)
    o    Mission Planning Systems
    o    Cheyenne Mountain Upgrade
    o    U.S. Transportation Command/Air Mobility Command Support
    o    PEACE SHIELD Air Defense System
    o    Airborne Battlefield Command and Control Center
    o    Over-the-Horizon Radar

    DRC served as a prime contractor under the TEMS program from 1984 to 1993. During 1993, the Air Force recompeted the TEMS program and awarded contracts to eight contractors, including several small and "disadvantaged" businesses. DRC was a subcontractor on one of the winning teams, and has been subsequently added as a subcontractor to several of the other winning bidders. As a result, DRC has retained substantially all the tasks it had previously performed as a prime contractor. As discussed in the Company's third and fourth quarter reports during 1993, financial results have been adversely affected by the reduced hourly rates available as a subcontractor.

    In November 1993, the Defense Information Systems Agency (DISA) awarded its Defense Enterprise Integration Services (DEIS) contract, an estimated $900 million, five- year program, to six competitors. DRC is a member of the winning Computer Sciences Corporation team. DEIS is an indefinite order, indefinite quantity program that may be a vehicle for a wide variety of tasks which DRC will perform for DISA and related agencies.
In particular, DRC brings its experience in Business Process Re-Engineering
(BPR), as well as systems development, integration and migration, to the DEIS program.

    The Company is also supporting the DoD in the area of acquisition logistics. DRC technical staff assist the customers to plan and manage the implementation of program requirements throughout all phases of the acquisition process. From 1987 to present the Company has provided services to the Ballistic Missile Defense Organization (BMDO) that include operating and support considerations during the early conceptual phases of the BMDO program. In February 1995, the Company received a $0.7 million contract to provide logistics modeling support for the Joint Advanced Strike Technology program. Also in February 1995, an indefinite quantity contract was awarded to the Company to provide logistics support to the Air Staff.

    The Company combines its expertise in the weapon system acquisition process with expertise in systems analysis, design, training and simulation, and human factors to perform human-systems integration and force analysis. DRC has been providing force analysis support to the Army Research Laboratory since 1987. Force Analysis activities are focused on developing tools that support analysis of soldier and system effectiveness, identify and assess force improvement options (doctrine, training, leader development, organization, and material), and ensure that soldier considerations are addressed in force improvements. Under the Company's current contract, begun in 1991, DRC developed a set of automated manpower and personnel integration analysis tools that are used to analyze system cost versus performance to help maintain optimal system performance at an affordable price. DRC also developed methods for analyzing training requirements to promote standardized training across the military services. In addition, DRC developed advanced crew coordination training methods for the Army aviation community designed to help reduce aviation mishaps. A follow-on to the current contract is presently under evaluation with award expected during the first half of 1995.

    Through its human-systems integration efforts, the Company helps the military benefit through improved performance and effectiveness, by matching soldiers to the tasks they must perform; cost and resource savings, by making soldiers more effective and by automating tasks; and more effective system design, by documenting relationships of design options to eventual performance.

    HARDMAN III, a suite of microcomputer-based tools developed by DRC, estimates a weapon system's manpower and training requirements, calculating manpower requirements by military specialty, skill level, pay grade, and maintenance level for every unit within a specified force structure. This suite of tools also allows analysts to locate and distribute system-level requirements to lower-level tasks with consistency; estimate and set required parameters for personnel quality constraints that affect job performance; and evaluate contractor designs on the basis of performance requirements, available maintenance support, and operator crew sizes. The training model estimates a weapon system's total course costs, costs per graduate, instructor requirements, and training man-day requirements. The HARDMAN software has been used on over fifteen Army weapon systems, including the APACHE helicopter, and can produce manpower requirements for the Active Army, Reserves, and National Guard components.

    DRC is a subcontractor to Loral Federal Systems for the Close Combat Tactical Trainer program (CCTT). CCTT will simulate Army tank and mechanized infantry units from vehicle crews to the battalion level. CCTT will use distributed, interactive simulation technology to provide a "virtual" training environment. DRC will conduct all manpower and personnel integration activities such as training, human factors engineering, system safety, health hazards, and survivability, and will develop modules of software for CCTT that generate tactical exercises and that assess unit performance.

    DRC has been supporting the B-1B Program Office since 1990. We provide independent, third party test and evaluation services to ensure the proper installation and implementation of avionics and software modifications. In 1994, the Company received an award to continue these services through the Government's 1995 fiscal year. DRC staff in offices in Oklahoma City, Oklahoma and Andover, Massachusetts support this program.

    The Company's Test Equipment Division provides a variety of research, engineering, and manufacturing services in support of the U.S. Navy, including test equipment services for the Trident submarine's inertial gyroscopes, accelerometers, and other components. Also for the Navy, the Company has developed an automated system used for the design, simulation, synthesis, analysis, and verification of integrated circuits, printed circuit boards, and entire electronic systems.

    During 1994, the Company's Systems and Test Divisions competitively bid and won an Air Force contract to produce a test system for secure tactical communications devices. Company systems engineers are responsible for the integration of commercially available components with sophisticated software supplied by a subcontractor. The system operates with a DEC Alpha workstation. Future system sales depend on system performance capabilities as well as cost and customer budget factors.

Digital Instruments and Components

    The Company operates two units that produce precision manufactured products for commercial markets, the Encoder Division and the Metrigraphics Division. Encoder Division designs, manufactures and markets a line of digital encoders used to sense position in a wide range of equipment. These products use optical techniques to convert motion to digital signals that can then be used to control the speed and position of devices such as machine tools, computer peripherals, robotics arms and medical equipment.

    Beginning in late 1992 and continuing through 1993, the Company invested in a specialized production line and produced a line of encoders for an automotive industry manufacturing customer. This line of encoders is designed into a fuel pump and is used to control fuel flow and reduce emissions. Manufacturing on the line commenced in 1993 and was fully operational for 1994. The continuation of this business throughout 1995 and beyond depends on follow-on orders on mutually satisfactory terms and conditions, end user demand for the vehicles equipped with the system and other factors.

    Metrigraphics Division uses photolithographic processes to manufacture optical discs, scales and reticles which are used for precision measurement. Metrigraphics also uses various metals deposition processes, including electroplating and electroforming, to produce a variety of precision components. Products include printheads and oriface plates used in electronic printers.

    The customers for these products are primarily OEM companies which integrate the Company's components into their equipment. Encoder and Metrigraphics engineers work closely with customer engineers to design and develop prototypes to meet customer product requirements. Repeat orders for these customer-designed components are a significant factor. High quality standards and competitive unit costs are critical aspects of this business.

United States Government Contracts

    Contracts for the Company's defense services are obtained by marketing and technical personnel employed by the Company. The Company's other products are sold by sales personnel employed by the Company and sales representatives.

    During 1994, the Company's revenues from contracts with the Department of Defense, either as prime contractor or subcontractor, accounted for approximately 82% of the Company's total revenues. The Company's government contracts can fall into one of three categories: (1) fixed price, (2) time and materials or (3) cost plus fixed fee. Under a fixed price contract, the customer pays an agreed upon price for the Company's services or products and the Company bears the risk that increased or unexpected costs may reduce its profits or cause it to incur a loss. Conversely, to the extent the Company incurs actual costs below anticipated costs on these contracts, the Company could realize greater profits. Under a time and materials contract, the government pays the Company a fixed hourly rate intended to cover salary costs and related indirect expenses plus a certain profit margin. Under a cost plus fixed fee contract, the government reimburses the Company for its allowable expenses and allowable costs and pays a negotiated fee. In 1994, approximately 60% of the Company's government contracts revenue was under fixed price or time and material contracts, while approximately 40% of revenue was under costs plus fixed fee contracts.

    During 1994 the Company's U.S. Government business consisted of approximately 125 separate contracts on 50 different programs. The Company's contracts with the government are generally subject to termination at the convenience of the government; however, the Company would be reimbursed for its allowable costs to the time of termination and would be paid a proportionate amount of the stipulated profit attributable to work actually performed. Although government contracts may extend for several years, they are generally funded on an annual basis and are subject to reduction or cancellation in the event of changes in government requirements or budgetary concerns. If the U.S. Government significantly curtails expenditures for research, development and consulting activities, such curtailment might have an adverse impact on the Company's sales and earnings.

Backlog

    At December 31, 1994, the Company's backlog of unfilled orders was approximately $43,679,000 compared with $51,257,000 at December 25, 1993. The Company expects that substantially all of its backlog on December 31, 1994 will be filled during the fiscal year ending December 30, 1995. Backlog at December 31, 1994 consisted of funded amounts under contracts. Backlog at December 25, 1993 included $21,534,000 of unfunded amounts under ongoing programs which were contractually committed by the procuring Government agency. The Company has a number of multi-year contracts with agencies of the U.S. Government on which actual funding generally occurs on an annual basis. The Company's business does not have seasonal characteristics but a portion of its funded backlog is based on annual purchase contracts, and the amount of funded backlog as of any date can be affected by the timing of order receipts and deliveries thereunder. Competition

    The Company competes with both domestic and foreign firms, including larger diversified companies and smaller specialized firms. The U.S. Government's own in-house capabilities are also, in effect, competitors of the Company since various agencies perform certain types of services which might otherwise be performed by the Company. The principal competitive factors for Defense Services are price, performance, technical competence and reliability. In addition, in our commercial business, the Company also competes with other manufacturers of encoders, electroform vendors and photolithographic suppliers.

Research and Development

    The Company expended approximately $224,000 (inclusive of overhead and other indirect costs) on new product and service development during the year ended December 31, 1994, as compared to expenditures of $2,007,000 during 1993 and $1,463,000 during 1992.

Raw Materials

    Raw materials and components are purchased from a large number of independent sources and are generally available in sufficient quantities to meet current requirements.

Environmental Matters

    Compliance with federal, state and local provisions relating to the protection of the environment has not had and is not expected to have a material effect upon the capital expenditures, earnings or competitive position of the Company.

Employees

    At December 31, 1994, the Company had approximately 1,130 employees.

Proprietary Information

    Patents, trademarks and copyrights are not materially important to the business of the Company. The United States Government has certain proprietary rights in processes and data developed by the Company in its performance of government contracts.

Item 2.  Properties

    The Company leases offices and other facilities, totaling approximately 170,000 square feet, which are utilized for its defense services, manufacturing and warehousing operations as well as its marketing and engineering offices. The Company has manufacturing and office space in Wilmington, Massachusetts under two leases totaling 85,000 square feet, expiring in 1995, with options to the year 2000. The remaining leased facilities consist of offices in 22 locations across the United States.
The Company owns its 135,000 square foot facility in Andover, Massachusetts. This building was purchased in 1993 and is utilized for defense service operations and corporate administrative offices.

    The Company's total rental cost for 1994 was $1,800,000.

    The Company believes its properties are adequate for its present needs. See Note 7 to the Consolidated Financial Statements included in the Company's 1994 Annual Report to Shareholders for a description of the Company's lease obligations.

Item 3.  Legal Proceedings

    The information set forth in the last paragraph of Note 7 to the Consolidated Financial Statements included in the Company's Annual Report to Shareholders for 1994 is incorporated herein by reference. The complaint described therein, filed in the United States District Court for Massachusetts by the United States Government, was dismissed in connection with a settlement agreement entered into by the Company in April 1994.

Item 4.  Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Item 4A.  Executive Officers of the Registrant

    The following is a list of the names and ages of the executive officers of the Company indicating all positions and offices held by each person and each person's principal occupations or employment during the past five years. The executive officers were elected by the Board of Directors and will hold office until the next annual election of officers and their successors are elected and qualified, or until their earlier resignation or removal by the Board of Directors. There are no family relationships between any executive officers and directors.

                          Years of
                 Age      Service           Position

John S. Anderegg, Jr.        71                40   Chairman

Albert Rand       68         35President and Chief Executive Officer

John L. Wilkinson 55         13 Vice President,  Human Resources

Douglas R. Potter 44         1     Vice President of Finance,
                                    Chief Financial Officer

    Each of the persons named above has served in the position indicated for more than five years, with the exception of Douglas R. Potter. Mr. Potter was appointed Vice President of Finance and Chief Financial Officer in November 1993. Previously he was Vice President, Treasurer, and Chief Financial Officer of SofTech, Inc. of Waltham, Massachusetts since 1990 and Corporate Controller from 1985 to 1990.


                                  PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters

    The common stock of Dynamics Research Corporation is traded on the National Market System of the National Association of Securities Dealers, Inc., Automated Quotation System (NASDAQ - NMS) under the symbol DRCO.

    The high and low bid prices for the quarters in 1993 and 1994 and number of holders of record the Company's common stock are described in the Company's Annual Report to Shareholders for 1994 under the caption "Stock Prices" and "Number of Shareholders," and such information is incorporated herein by reference.

    In September 1984, the Board of Directors indicated its intention not to declare cash dividends to preserve cash for the future growth and development of the Company. The Company did not declare any cash dividends between 1984 and 1994 and does not anticipate doing so for the forseeable future.

Item 6.  Selected Financial Data

    The section entitled, "Five Year Summary of Selected Financial Data" in the Company's Annual Report to Shareholders for 1994 is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The section entitled, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Shareholders for 1994 is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

    The following financial statements are filed as part of this Annual
Report:

     Report of Independent Public Accountants

     Consolidated Balance Sheets at December 31, 1994, December 25, 1993 and December 26, 1992

     Consolidated Statements of Operations for the three years ended December 31, 1994

     Consolidated Statements of Shareholders' Investment for the three years ended December 31, 1994

     Consolidated Statements of Cash Flows for the three years ended December 31, 1994

     Notes to Consolidated Financial Statements

    (The consolidated financial statements and related notes listed above are incorporated by reference to the Company's Annual Report to Shareholders for the year 1994.)

     Report of Independent Public Accountants on Schedules to Consolidated
        Financial Statements

     Schedule VIII - Valuation and Qualifying Accounts for the three years ended December 31, 1994

     The foregoing schedule is included as part of Item 14 of this Annual
        Report on Form 10-K

    All other financial statements and schedules have been omitted because the information required to be submitted has been included in the financial statements and related notes or they are either not applicable or not required under the rules of Regulation S-X.

    Quarterly financial data presented on page 13, and Management's Discussion and Analysis of Financial Condition and Results of Operations presented on pages 26-28 of the Company's Annual Report to Shareholders for the year 1994, are also incorporated herein by reference. With the exception of the portions listed in the above index, the Annual Report referred to above is not to be deemed filed as part of the financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    Not applicable.


                                 PART III


Item 10.  Directors and Executive Officers of the Registrant

    Information with respect to Directors of the Registrant in the section entitled "Election of Directors" in the Company's definitive proxy Statement for the 1995 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1994, is incorporated herein by reference.

    Information relating to the Executive Officers of the Company is included in Item 4A of Part I of this Form 10K.

Item 11.  Executive Compensation

    Information called for by this item is incorporated by reference from the section entitled "Compensation and Related Matters" in the Company's definitive Proxy Statement for the 1995 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1994.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

    Information called for by this item is incorporated by reference from the sections entitled "Common Stock Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement for the 1995 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1994.

Item 13.  Certain Relationships and Related Transactions

    Not applicable.






                                  PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a)   (1) and (2) Financial Statements and Schedules -See Item 8.

    (a) (3) Exhibits. The exhibits which are filed with this Form 10-K or which are incorporated herein by reference are set forth in the
      Exhibit Index which appears in Part IV of this report on pages 20 and 21.

    (b)   Reports on Form 8-K.

          No reports on Form 8-K were filed by the Company during the last quarter of fiscal 1994.

           REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES
                   TO CONSOLIDATED FINANCIAL STATEMENTS





To Dynamics Research Corporation:

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Dynamics Research Corporation's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 10, 1995. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                              ARTHUR ANDERSEN LLP





Boston, Massachusetts,
February 10, 1995










                                SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 27, 1995

                             DYNAMICS RESEARCH CORPORATION


                                    by:  /s/ Albert Rand
                                 Albert Rand, President
                             (Principal Executive Officer)


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 27th of March, 1995.



       /s/ Albert Rand
        Albert Rand   Director, President, Chief Executive Officer


   /s/ Douglas R. Potter
     Douglas R. Potter Vice President of Finance, Chief Financial
Officer (Principal Financial and Accounting Officer)


 /s/ John S. Anderegg, Jr.
   John S. Anderegg, Jr.           Director, Chairman


   /s/ Francis J. Aguilar
   Dr. Francis J. Aguilar               Director


    /s/ Thomas J. Troup
      Thomas J. Troup                   Director


   /s/  James P. Mullins
    Gen. James P.Mullins                Director

                               SCHEDULE VIII

              DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES

                     VALUATION AND QUALIFYING ACCOUNTS

                FOR THE THREE YEARS ENDED DECEMBER 31, 1994

                         (in thousands of dollars)

             ALLOWANCE FOR DOUBTFUL ACCOUNTS AND SALES RETURNS


Balance, December 28, 1991                      $320
 Additions charged to expense                    65
 Write-off of uncollectible accounts, net      (29)

Balance, December 26, 1992                      $356
 Additions charged to expense                    63
 Write-off of uncollectible accounts, net       (1)

Balance, December 25, 1993                      $418
 Additions charged to expense                   222
 Write-off of uncollectible accounts, net    (54)

Balance, December 31, 1994                      $586

                               EXHIBIT INDEX

3.0  Certificate of Incorporation and By-Laws.

     3.1   Restated Articles of Organization dated May 22, 1987.
        (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended 6/13/87)

     3.2 By-Laws dated May 22, 1987. (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended 6/13/87)

4.0 Instruments defining the rights of security holders, including indentures.

     4.1   Common stock included in Exhibit 3.1 through 3.2.

     4.2   Preferred stock included in Exhibit 3.1 through 3.2.

     4.3 Rights Agreement dated as of July 14, 1988 ("Rights Agreement") between the Company and American Stock Transfer & Trust Company, as Rights Agent.* (Incorporated by reference to the Registrant's Form 8-K on July 14, 1988)

     4.4 Rights Agreement Amendment No. 1 dated as of September 6, 1989.* (Incorporated by reference to the Registrant's Form 8-K on September 12, 1989)

10.0  Material Contracts

     10.1  Amended 1983 Stock Option Plan dated January 14, 1987
        (Incorporated by reference to the Registrant's Form 10-K for the year ended 12/27/87) Plan terminated during 1993.*

     10.2 Form of Dynamics Research Corporation Indemnification Agreement for Directors as of July, 1988. (Incorporated by reference to the Registrant's Form 10-K for the year ended 12/28/91)*

     10.3 Form of Dynamics Research Corporation Severance Agreement for Messrs. Anderegg and Rand as of July, 1988. (Incorporated by reference to the Registrant's Form 10-K for the year ended 12/28/91)*

     10.4 Dynamics Research Corporation Deferred Compensation Plan for Non-Employee Directors as of October 22, 1991. (Incorporated by reference to the Registrant's Form 10-K for the year ended 12/28/91)*

     10.5 Mortgage agreement dated February 5, 1993 on the Andover office building as referred above between Dynamics Research Corporation and ABN AMRO Bank, N.V., Boston branch of a Connecticut corporation. (Incorporated by reference to the Registrants Form 8-K on May 5, 1993)

     10.6    1993 Equity Incentive Plan dated April 27, 1993.
        (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended 6/12/93)*

     10.7 1995 Stock Option Plan for non-employee directors filed herewith.*

13.0  Annual Report to security holders, Form 10-Q or quarterly reports to
security                 holders.
      The Company's Annual Report to Shareholders for the year ended December 31, 1994 filed herewith with the exception of the information incorporated by reference in parts I, II and IV of this Form 10-K is not deemed to be filed as part of this report.

23.0  Consents of experts and councel

      23.1 Consent of Independent Accountants (Arthur Andersen LLP) dated March 24, 1995 filed herewith.

* Management contract or compensatory plan or arrangement.
                 CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS



As independent public accountants, we hereby consent to the incorporation of our reports included in and incorporated by reference in this Form 10-K into the Company's previously filed Registration Statement on Form S-8 File No. 33-68548.



                                   ARTHUR ANDERSEN LLP

Boston, Massachusetts
March 23, 1995

                                 EXHIBIT A

                       DYNAMICS RESEARCH CORPORATION

             1995 STOCK OPTION PLAN FOR NON-EMPLOYEE DIRECTORS

1.   PURPOSE

     The purpose of this 1995 Stock Option Plan for Non-Employee Directors (the "Plan") is to advance the interests of Dynamics Research Corporation (the "Company") by enhancing the ability of the Company to attract and retain non-employee directors who are in a position to make significant contributions to the success of the Company and to align the interest of those directors more closely with the stockholders.

2.   ADMINISTRATION

     The Plan shall be administered by a committee (the "Committee") of the Board of Directors (the "Board") of the Company designated by the Board for that purpose. Unless and until a Committee is appointed the Plan shall be administered by the entire Board, the references in the Plan to the "Committee " shall be deemed references to the Board. The Committee shall have authority, not inconsistent with the express provisions of the Plan,
(a) to grant options in accordance with the Plan to such directors as are eligible to receive options; (b) to prescribe the form or forms of instruments evidencing options and any other instruments required under the Plan and to change such forms from time to time; (c) to adopt, amend and rescind rules and regulations for the administration of the Plan; and (d) to interpret the Plan and to decide any questions and settle all controversies and disputes that may arise in connection with the Plan.
Such determinations of the Committee shall be conclusive and shall bind all parties.

3.   EFFECTIVE DATE AND TERM OF PLAN

     Plan shall become effective on the date on which the Plan is approved by the Board of Directors of the Company, subject to approval by the shareholders of the Company. No option shall be granted under the Plan after the completion of ten years from the date on which the Plan was adopted by the Board, but options previously granted may extend beyond that date.

4.   SHARES SUBJECT TO THE PLAN

     (a) Number of Shares. Subject to adjustment as provided in Section 4(c), the aggregate number of shares of the Company's common stock (the "Stock") that may be delivered upon the exercise of options granted under the Plan shall be 100,000. If any option granted under the Plan terminates without having been exercised in full, the number of shares of Stock as to which such option was not exercised shall be available for future grants within the limits set forth in this Section 4(a).

     (b) Shares to be Delivered. Shares delivered under the Plan shall be authorized but unissued Stock or, if the Board so decides in its sole discretion, previously issued Stock acquired by the Company and held in treasury. No fractional shares of Stock shall be delivered under the Plan.

     (c) Changes in Stock. In the event of a stock dividend, stock split or combination of shares, recapitalization or other change in the Company's capital stock, after the effective date of the Plan, the number and kind of shares of stock or securities of the Company subject to options then outstanding or subsequently granted under the Plan, the maximum number of shares or securities that may be delivered under the Plan, the exercise price, and other relevant provisions shall be appropriately adjusted by the Committee, whose determination shall be binding on all persons.

     5.   ELIGIBILITY FOR OPTIONS

     Directors eligible to receive options under the Plan ("Eligible Directors") shall be those directors who are not employees of the Company or of any subsidiary of the Company.

     6.   TERMS AND CONDITIONS OF OPTIONS

     (a) Number of Options. On the date of the first annual meeting of stockholders following the adoption of this Plan each Eligible Director who is elected, re-elected or continuing as a director on such date shall be awarded on such date an option covering 5,000 shares of Stock; thereafter, at each annual meeting or meeting of the board of directors at which a new Eligible Director is elected to the Board or following the election by the Board of a new Eligible Director to the Board, he or she shall be awarded an option covering 5,000 shares of Stock; and at each annual meeting subsequent to the annual meeting at which the initial grant was made to an Eligible Director and at which he or she is reelected or is continuing as a director, he or she shall be awarded an additional option covering 1,000 shares of Stock.

     (b) Exercise Price. The exercise price of each option shall be 100% of the fair market value per share of the Stock on the date the option is granted. In no event, however, shall the option price be less, in the case of an original issue of authorized stock, than par value per share. For purposes of this paragraph, (A) the fair market value of a share of Stock on any date shall be the Closing Price on such day or, if there was no Closing Price on such day, the latest day prior thereto on which there was a Closing Price; and (B) the "Closing Price" of the Stock on any business day will be the last sale price as reported on the principal market on which the Stock is traded or, if no last sale is reported, then the mean between the highest bid and lowest asked prices on that day.

     (c) Duration of Options. The latest date on which an option may be exercised (the "Final Exercise Date") shall be the date which is ten years from the date the option was granted.



     (d)  Exercise of Options.

     (1) Each option shall become exercisable to the extent of one-third of the shares covered thereby on each of the first, second and third anniversaries of the date of grant.

     (2) Any exercise of an option shall be in writing, signed by the proper person and delivered or mailed to the Company, accompanied by (i) any documentation required by the Committee and (ii) payment in full for the number of shares for which the option is exercised.

     (3)  The Committee shall have the right to require that the individual
exercising     the option remit to the Company an amount sufficient to
satisfy any federal, state, or local withholding tax requirements (or make other arrangements satisfactory to the employer with regard to such taxes) prior to the delivery or any Stock pursuant to the exercise of the option. If permitted by the committee the individual exercising the option may elect, at such time and in such manner as the Committee may prescribe, to have the Company hold back from the transfer Stock having a value calculated to satisfy such withholding obligation. In the case of an individual subject to Section 16(b) of the Exchange Act, no such election shall be effective unless made in compliance with the applicable requirements of Rule 16b-3 or any successor Rule under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

     (4) If an option is exercised by the executor or administrator of a deceased director, or by the person or persons to whom the option has been transferred by the director's will or the applicable laws of descent and distribution, the Company shall be under no obligation to deliver Stock pursuant to such exercise until the Company is satisfied as to the authority of the person or persons exercising the option.

     (e) Payment for and Delivery of Stock. Stock purchased under the Plan shall be paid for as follows: (i) in cash or by check (acceptable to the Company in accordance with guidelines established for this purpose), bank draft or money order payable to the order of the Company; (ii) through the delivery of shares of Stock (which, in the case of shares of Stock acquired from the Company, have been outstanding for at least six months) having a fair market value on the last business day preceding the date of exercise equal to the purchase price; (iii) by having the Company hold back from the shares transferred upon exercise Stock having a fair market value on the last business day preceding the date of exercise equal to the exercise price; (iv) by delivery of an unconditional and irrevocable undertaking by a broker to deliver promptly to the Company sufficient funds to pay the purchase price; or (v) by any combination of the permissible forms of payment; provided, that if the Stock delivered upon exercise of the option is an original issue of authorized Stock, at least so much of the exercise price as represents the par value of such Stock shall be paid other than with a personal check or promissory note of the option holder.

     An option holder shall not have the rights of a shareholder with regard to awards under the Plan except as to Stock actually received by him or her under the Plan.

     The Company shall not be obligated to deliver any shares of Stock (a) until, in the opinion of the Company's counsel, all applicable federal and state laws and regulations have been complied with, and (b) if the outstanding Stock is at the time listed on any stock exchange, until the shares to be delivered have been listed or authorized to be listed on such exchange upon official notice of issuance, and (c) until all other legal matters in connection with the issuance and delivery of such shares have been approved by the Company's counsel. If the sale of Stock has not been registered under the Securities Act of 1933, as amended, the Company may require, as a condition to exercise of the option, such representations or agreements as counsel for the Company may consider appropriate to avoid violation of such Act and may require that the certificates evidencing such Stock bear an appropriate legend restricting transfer.

     (f) Nontransferability of Options. No option may be transferred other than by will or by the laws of descent and distribution, and during a director's lifetime an option may be exercised only by him or her.

     (g) Death. Upon the death of any Eligible Director granted options under this Plan, all options not then exercisable shall terminate. All options held by the director that are exercisable immediately prior to death may be exercised by his or her executor or administrator, or by the person or persons to whom the option is transferred by will or the applicable laws of descent and distribution, at any time within one year after the director's death (subject, however, to the limitations of Section 6(c) regarding the maximum exercise period for such option). After completion of that one-year period, such options shall terminate to the extent not previously exercised.

     (h) Other Termination of Status of Director. If a director's service with the Company terminates for any reason other than death, all options held by the director that are not then exercisable shall terminate.
Options that are exercisable on the date or termination shall continue to be exercisable for a period of three months (subject to Section 6(c)). After completion of that three-month period such options shall terminate to the extent not previously exercised, expired or terminated.

     (i) Mergers, etc. In the event of a consolidation or merger in which the Company is not the surviving corporation or which results in the acquisition of substantially all the Company's outstanding Stock by a single person or entity or by a group of persons and/or entities acting in concert, or in the event of a sale or transfer of substantially all of the Company's assets or a dissolution or liquidation of the Company, all options hereunder will terminate; provided, that 20 days prior to the scheduled date of the stockholders meeting to vote upon any such merger, consolidation sale, dissolution, or liquidation as set forth in the related proxy statement, or if there shall be no such meeting, 20 days prior to the effective date of any such transaction, all options outstanding hereunder that are not otherwise exercisable shall become immediately exercisable, and provided, further that in the event such a transaction is to be accounted for as a pooling of interests, the Company shall provide for the surviving or acquiring corporation or an affiliate thereof to grant each holder of an option hereunder outstanding at the time of the transaction replacement options on substantially equivalent terms.



     7.   EFFECT, DISCONTINUANCE, CANCELLATION, AMENDMENT,
          TERMINATION AND EFFECTIVENESS

     Neither adoption of the Plan nor the grant of options to a director shall affect the Company's right to grant to such director options that are not subject to the Plan, to issue to such directors Stock as a bonus or otherwise, or to adopt other plans or arrangements under which Stock may be issued to directors.

     The Committee may at any time terminate the Plan as to any further grants of options. The Committee may at any time or times, but in no event (except to comply with the provisions of the Internal Revenue Code, the Employee Retirement Income Security Act or the rules thereunder) more than once in any six-month period, amend the Plan for any purpose which may at the time by permitted by law; provided, that except to the extent expressly required or permitted by the Plan, no such amendment will, without the approval of the stockholders of the Company, effectuate a change for which stockholder approval is required in order for the Plan to continue to qualify under Rule 16b-3 promulgated under Section 16 of the Exchange Act.