Form 10-Q
period 1995-03-25
DYNAMICS RESEARCH CORP
filed 1995-05-09
CIK 30822

4




                                 Form 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


         [x]     Quarterly Report Pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934
                      For the Twelve Weeks Ended March 25, 1995.

                                    OR

         [ ]    Transition Report Pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934
                   For the Transition Period from       to       .

                         Commission File No.1-7348


                       DYNAMICS RESEARCH CORPORATION
          (Exact name of registrant as specified in its charter)


             Massachusetts                               04-2211809
       (State or other Jurisdiction of              (I.R.S. Employer
      Incorporation or Organization)               Identification No.)


      60 Frontage Road, Andover, Massachusetts            01810-5498
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

Yes  x     No     .

    The number of shares outstanding of the Registrant's Common stock, par value $.10 per share, at April 8, 1995 was 5,625,448 shares.








                       DYNAMICS RESEARCH CORPORATION


                                   INDEX

                                                         Page
Part I                                                 Financial
Information                                            Number


 Item 1.                                          Financial Statements

     Consolidated Balance Sheets -
      March 25, 1995 and December 31, 1994 . . . . . . . . . . . . . . . .
. .         3

     Consolidated Statements of Income -
      Twelve Weeks Ended March 25, 1995 and
      March 19, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . .
. . . . . . . . .                                            4

     Consolidated Statements of Cash Flows -
      Twelve Weeks Ended March 25, 1995 and
      March 19, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . .
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

                      PART I.  FINANCIAL INFORMATION

                       DYNAMICS RESEARCH CORPORATION
                        CONSOLIDATED BALANCE SHEETS
                (in thousands of dollars except share data)
                                            (unaudited)
ASSETS                                                March 25, 1995
December 31, 1994
CURRENT ASSETS:
  Cash and cash equivalents                 $3,220       $  206
  Receivables, less allowances of $600 in 1995 and $586 in 1994
14,902                                       14,939
  Unbilled expenditures and fees on contracts in process  14,890
18,194
  Inventories                                2,232        2,353
  Refundable income taxes                      535          885
  Prepaid expenses and other current assets  1,425        1,330
       Total current assets                  37,204       37,907

Property, plant and equipment, at cost
 Land                                        1,126        1,126
 Building                                    7,774        7,774
 Machinery and equipment                     30,851       30,234
  Less accumulated depreciation and amortization    23,948       23,064
    Net property, plant and equipment        15,803       16,070
       Total assets                         $53,007      $53,977

LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Notes payable                             $   --       $1,200
  Accounts and drafts payable                3,335        3,442
  Accrued payroll and employee benefits      5,836        4,649
  Deferred contract and other revenue          938          894
  Other accrued expenses                     1,520        1,535
  Accrued and current deferred income taxes          4,578       4,741
  Current portion of long-term debt          1,221        1,221
      Total current liabilities              17,428       17,682

Long-term debt                               2,412        2,717
Deferred income taxes                          865          865
SHAREHOLDERS' INVESTMENT:
  Preferred stock, par value $.10 per share
     5,000,000 shares authorized, none issued
  Common stock, par value $.10 per share -
     Authorized - 15,000,000 shares
     Issued -  6,571,495 shares in 1995 and 6,571,495 in 1994    657
657
  Less: Treasury stock - 946,047 in 1995 and 940,047 shares in
     1994, at par value                       (95)         (94)
  Capital in excess of par value             9,262        9,284
  Retained earnings                          22,478       22,866
      Total shareholders' investment         32,302       32,713
      Total liabilities and shareholders' investment     $53,007 $
53,977

The accompanying notes are an integral part of these consolidated financial statements.



                       DYNAMICS RESEARCH CORPORATION
                     CONSOLIDATED STATEMENTS OF INCOME
             (in thousands of dollars, except per share data)
                                (unaudited)




                                        Twelve Weeks Ended
                                   March 25, 1995March 19, 1994
Product sales and contract revenue:
   Contract revenue                    $17,243     $18,560
   Product sales                        4,686       4,132
Total revenue                           21,929      22,692

Cost and expenses:
   Cost of contract revenue             15,894      16,422
   Cost of goods                        4,078       3,253
   Selling, engineering
 and administrative expenses            2,559       2,321
Total operating costs and expenses      22,531      21,996

Operating income (loss)                 (602)        696

Interest expense, net                      41         76

Income (loss) before provision
 for income taxes                       (643)        620

Provision (benefit) for income taxes    (255)        230

Net income (loss)                       $(388)     $ 390


Net income (loss) per common share:     $(.07)     $     .07


Weighted average common shares outstanding5,629,4485,634,463



The accompanying notes are an integral part of these consolidated financial statements.
                       DYNAMICS RESEARCH CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (in thousands of dollars)
                                (unaudited)

                                             Twelve Weeks Ended
                                       March 25, 1995March 19, 1994

Cash provided by operations:
  Net income (loss)                         $(388)    $  390
  Depreciation and amortization              884         958
                                             496       1,348

  Cash provided by (used for) working capital:
    Receivables                               37       4,871
    Unbilled expenditures and fees on contracts in process       3,304
(2,747)
    Inventories                              121        (30)
    Refundable income taxes                  350          25
    Prepaid expenses and other current assets      (95)          (389)
    Accounts and drafts payable              (107)     (1,063)
    Accrued payroll and employee benefits   1,187        496
    Deferred contract and other revenue       44          44
    Other accrued expenses                  (15)         424
    Accrued and current deferred income taxes     (163)          199

  Net cash generated (used) in operations   5,159      3,178

Cash provided by (used for) investing activities:
  Additions to property, plant and equipment, net      (617)
(405)

Cash provided by (used for) financing activities:
  Net (repayment) under line of credit agreements      (1,205)
(646)
  Proceeds (repayment) from mortgage loan   (300)      (300)
  Proceeds from the exercise of stock options         -          97
  Purchase of treasury shares               (23)        (13)
  Net cash generated (used) in financing activities    (1,528)
(862)

Net increase (decrease) in cash and cash equivalents   3,014
1,911
Cash and cash equivalents at the beginning of the year   206          140
Cash and cash equivalents at the end of the period    $3,220     $
2,051

Supplemental disclosures of cash flow information:
Cash paid during the twelve week period for:
   Interest                                $  70      $   89
   Income taxes                            $  30      $   34

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

          The results of operations for the twelve weeks ended March 25, 1995 may not be indicative of the results that may be expected for the fiscal year ending December 30, 1995.


Note 2. Inventories are comprised of the following (in thousands of dollars):

                                   March 25, 1995December 31, 1994
       Work in process                $   800    $   603
       Raw materials and subassemblies  1,432      1,750
       Total inventories               $2,232     $2,353







       Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

    Total revenue decreased $763,000 or 3% for the first twelve weeks of 1995 compared to the similar period in 1994, reflecting the net effect of increased commercial product sales offset by a decrease in the primarily defense related contract services business.

    Contract revenue decreased 7% for the first quarter of 1995 compared to the same period in 1994. The overall Systems division's business base declined from last year due to reduced effort on the Company's Air Force logistics information systems programs, as compared to the first quarter of 1994. Defense budget pressures and priorities may alter the future scope of defense programs, and the potential impact of these changes on the Company's future revenue is difficult to predict. Presently, the Company's core program revenues relate to systems which continue to receive budgetary support.

    Product sales increased 13% for the first twelve weeks of 1995 compared to the same period in 1994. This increase is principally the result of production of a new line of custom encoder devices for a customer in the automotive industry and increased sales of electroformed components for a line of commercial printers. In addition, first quarter growth reflects strong order performance for the Company's standard encoder products and precision measurement scales. Management believes that order levels for these standard products reflect a strong U.S. manufacturing economy.

    Cost of contract revenue as a percentage of contract revenue increased to 92% for the first twelve weeks of 1995 from 88% for the same period in 1994. Profit margins in the Defense services segment of the Company's business have been under pressure due to a combination of factors. As previously discussed, competitive pricing and shifting of certain "time and materials" type business from prime contracts to subcontracts has lowered the hourly billing rates available to the Company. Also, the Company is realizing lower profitability on certain fixed price contracts. Late in 1994, the Company took cost reduction measures to help offset the impact of the above factors. However, the Company continues to aggressively pursue new business opportunities.

   Cost of goods as a percentage of product sales for the first twelve weeks of 1995 was 87%, up from 79% in 1994. During the first quarter of 1995, the Company incurred a pre-tax charge of $517,000 to provide for the replacement of certain units due to a specific manufacturing problem. The problem has been corrected and provision has been made to cover the cost of all affected units.

    Selling, engineering and administrative expenses increased 10% from 1994 principally as a result of an increase in research and development expenditures.

    Interest expense, net was $41,000 in 1995 compared to $76,000 in 1994. This decrease resulted from the paydown of the mortgage on the Company's Andover facility coupled with the reduction of short-term debt resulting from positive cash flow generated during the quarter.

    The effective tax rate for the first twelve weeks of 1995 was 39.7% compared to 37.1% in 1994. The principle reasons for the increase in 1995 were decreased targeted jobs and state investment tax credits. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes (SFAS 109).




 Liquidity and Capital Resources

 During the first quarter of 1995, the Company's cash and cash equivalents increased by $3,014,000. The reduction in unbilled receivables was the most significant working capital item. Billed receivables decreased $37,000 to $14,902,000 at March 25, 1995 from $14,939,000 at December 31, 1994 while unbilled expenditures and fees on contracts in process decreased $3,304,000 to $14,890,000 from $18,194,000. These changes are principally due to invoicing provisions on various contracts and the timing and collection of these invoices.

 Capital spending during the first quarter of 1995 was $617,000, consisting principally of office computer equipment and commercial manufacturing production equipment. Capital spending may increase somewhat in subsequent quarters, relative to the first quarter of 1995, depending on specific computer system and manufacturing requirements.

 The Company's primary sources of liquidity have been cash flow from operations and bank credit lines. At March 25, 1995, $21,000,000 was available under the Company's current lines of credit. The Company believes that its liquid assets, cash flow from operations and available bank lines of credit will satisfy its operating and capital requirements for the foreseeable future.








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



                        DYNAMICS RESEARCH CORPORATION
                                     (Registrant)



Date:  May 5, 1995     By:                        /s/ Douglas R. Potter
                           Douglas R. Potter
                           Vice President of Finance and Chief Financial
Officer
                           (Principal financial and accounting officer)