Form 10-Q
period 1995-06-17
DYNAMICS RESEARCH CORP
filed 1995-07-27
CIK 30822

11
                                 Form 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


         [x]     Quarterly Report Pursuant to Section 13 or
                       15(d) of the Securities Exchange Act
                       of 1934
                      For the Twelve Weeks Ended June 17,
1995.

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

Yes  x     No     .

  The number of shares outstanding of the Registrant's Common stock,


par value $.10 per share, at July 13, 1995 was 5,575,387 shares.




















                       DYNAMICS RESEARCH CORPORATION


                                   INDEX










Page Part I
Financial
Information                                            Number
  Item 1.                                          Financial Statements
     Consolidated Balance Sheets -
      June 17, 1995 and December 31, 1994 . . . . . . . . . . . . . . .
 .
 .
 .           3
     Consolidated Statements of Income -
      Twelve and Twenty-Four Weeks Ended June 17, 1995 and
      June 11, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . .
 .
 .
 . . . . . . . .                                              4
     Consolidated Statements of Cash Flows -
      Twenty-Four Weeks Ended June 17, 1995 and
      June 11, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . .
 .
 .
 . . . . . . . .                                              5
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

 Item 6.                                          Exhibits and Reports
on
Form 8-K  . . . . . . . . . . . . . . . . . . . . . .
9
Signature  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 .
 .
 . . . . . . . . . . . . . . . . .                           10
                     PART I.  FINANCIAL INFORMATION
                       DYNAMICS RESEARCH CORPORATION
                        CONSOLIDATED BALANCE SHEETS
                (in thousands of dollars except share data)
                                            (unaudited)
ASSETS                                                June
17,
1995
December 31, 1994
CURRENT ASSETS:
  Cash and cash equivalents                 $3,268       $
206
   Receivables, less allowances of $404 in 1995 and $586 in
1994 15,101
14,939
Unbilled expenditures and fees on contracts in process  14,940
18,194
  Inventories                                2,478
2,353
  Refundable income taxes                      406
885
  Prepaid expenses and other current assets  1,166
1,330
       Total current assets                  37,359
37,907

Property, plant and equipment, at cost
 Land                                        1,126
1,126
 Building                                    7,774
7,774
 Machinery and equipment                     31,522
30,234
       Less accumulated depreciation and amortization
                               (24,892) (23,064)
    Net property, plant and equipment        15,530
16,070
       Total assets
$52,889
$53,977

LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Notes payable                             $   -
- - -
$1,200
  Accounts and drafts payable
2,715
3,442
  Accrued payroll and employee benefits
6,210
4,649
  Deferred contract and other revenue
983
894
  Other accrued expenses
1,592
1,535
Accrued and current deferred income taxes  4,781
4,741
  Current portion of long-term debt
1,221
1,221
      Total current liabilities
17,502
17,682
Long-term debt
2,108
2,717
Deferred income taxes
865
865

SHAREHOLDERS' INVESTMENT:
  Preferred stock, par value $.10 per share
     5,000,000 shares authorized, none
  issued Common stock, par value $.10 per
  share
     Authorized - 15,000,000 shares
    Issued -  6,571,495 shares in 1995 and 6,571,495 in 1994
657 657
  Less: Treasury stock - 996,108 in 1995 and 940,047 shares in
     1994, at par value                      (100)         (94)
  Capital in excess of par value             9,061        9,284
  Retained earnings                          22,796       22,866
      Total shareholders' investment         32,414       32,713
      Total liabilities and shareholders' investment     $52,889
$ 53,977

The accompanying notes are an integral part of these consolidated financial statements.



                       DYNAMICS RESEARCH CORPORATION
                     CONSOLIDATED STATEMENTS OF INCOME
             (in thousands of dollars, except per share data)
                                (unaudited)



                                   Twelve           Twenty-
four
Weeks Ended                                 Weeks Ended
                          June 17, 1995June 11, 1994June 17, 1995          June
11, 1994

Product sales and contract revenue:
   Contract revenue            $18,771 $19,671    $36,014  $38,231
   Product sales                5,165   3,985      9,851
8,117
Total revenue                   23,936  23,656     45,865
46,348

Cost and expenses:
   Cost of contract revenue     16,806  17,552     32,700
33,974
   Cost of product sales        4,184   3,144      8,262
6,397
   Selling, engineering and
administrative expenses         2,396   2,380      4,955
4,701
Total operating costs and expenses  23,386   23,076    45,917
45,072

Operating income (loss)          550      580      (52)
1,276

Interest expense (income), net    20       76        61      152
Income (loss) before provision for income taxes     530      504
(113)                      1,124
Provision (benefit) for income taxes      212       202     (43)
432

Net income (loss)              $ 318   $  302     $(70)    $ 692


Net income (loss) per common share:    $  .06     $  .05   $(.01)
$
 .12

Weighted average common shares outstanding5,612,6685,641,583

5,620,431 5,637,481







The accompanying notes are an integral part of these consolidated financial statements.
                       DYNAMICS RESEARCH CORPORATION
                   CONSOLIDATED STATEMENTS OF
                         CASH FLOWS (in
                         thousands of dollars)
                                (unaudited)

                                       Twenty-Four Weeks
                                       Ended June 17,
                                       1995June 11, 1994
Cash provided by operations:
  Net income (loss)                       $ (70)      $  692
  Depreciation and amortization            1,828       1,921
  Provision for receivable reserves        (190)           3
                                           1,568       2,616
  Cash provided by (used for) working capital:
    Receivables                               28         419
    Unbilled expenditures and fees on contracts in process
3,254 (1,543)
    Inventories                            (125)       (117)
    Refundable income taxes                  479         29
    Prepaid expenses and other current assets       164
    138 Accounts and drafts payable
(727)
    (1,562)
    Accrued payroll and employee benefits  1,561         630
    Deferred contract and other revenue       89
(1,701)
    Other accrued expenses                    57         350
    Accrued and current deferred income taxes        40
                                           407 4,820
(2,950)
  Net cash generated (used) in operations  6,388       (334)
Cash provided by (used for) investing activities:
  Additions to property, plant and equipment, net
(1,288)
(1,757)

Cash provided by (used for) financing activities:
 Net borrowings (repayments) under line of credit agreements
(1,209)                                    2,756
  Proceeds (repayment) from mortgage loan  (600)       (600)
  Proceeds from the exercise of stock options        --
  97 Purchase of treasury shares                       (229)
  (16)
  Net cash generated (used) in financing activities    (2,038)
2,237

Net increase (decrease) in cash and cash equivalents   3,062
146
Cash and cash equivalents at the beginning of the year   206
140 Cash and cash equivalents at the end of the period    $3,268
$ 286

Supplemental disclosures of cash flow information:
Cash paid during the twenty-four week period for:
   Interest                               $  136      $
164
   Income taxes                           $   38      $
35

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

          The results of operations for the twelve weeks and twenty-four weeks ended June 17, 1995 may not be indicative of the results that may be expected for the fiscal year ending December 30, 1995.

Note 2.                                           Inventories are
comprised
of the following (in thousands of dollars):

                                   June 17, 1995December 31,
       1994 Work in process           $   752    $   603
       Raw materials and subassemblies  1,726      1,750
       Total inventories               $2,478     $2,353






       Item 2.  Management Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

  Total revenue increased $280,000 or 1% for the second twelve weeks of 1995, reflecting the net effect of commercial product sales growth of $1,180,000, or 30%, partially offset by a decrease in the defense related contract services business. Both of the Company's commercial divisions contributed to the increase in product sales. Encoder sales of precision position and motion sensing devices used in a variety of industrial equipment accounted for approximately 56% of the product sales growth. Sales of precision electroformed parts used in commercial ink-jet printers accounted for much of the remainder of the growth.

  Contract revenue decreased 5% for the second quarter of 1995 compared to the same period in 1994. The decrease was principally due to the reduction in effort on the Company's Air Force logistics information systems programs, as compared to the second quarter of 1994. The Company's contract awards during the first half of 1995 to support Air Force logistics activities at Tinker Air Force Base in Oklahoma and for the Air Staff in Washington are expected to begin producing revenue during the third and fourth quarters, as tasking is assigned. Defense budget pressures and priorities may alter the future scope of defense programs, and the potential impact of these changes on the Company's future revenue is difficult to predict. Presently, the Company's core program revenue relates to systems which continue to receive budgetary support.
  On June 27, 1995, the Company announced that it was awarded a prime contract to provide information processing support services to the Internal Revenue Service. The contract is for one year plus four one year options, provides for cost plus fixed-fee tasking, and has a ceiling of $40 million for each year. Actual revenue will depend on the results of future tasking.
    Profit margins in the Defense services segment of the Company's business continue to be under pressure. Cost of contract revenue as a percentage of contract revenue increased to 90% for the second twelve weeks of 1995 from 89% for the same period in 1994, however, performance has improved from 92% cost of contract revenue during the first quarter of 1995 as staff has been assigned to revenue producing contracts.
   Cost of goods as a percentage of product sales for the second twelve weeks of 1995 was 81%, up from 79% in the same in 1994, but down from 87% for the first quarter of 1995. The first quarter included costs incurred for the replacement of certain units due to a specific manufacturing problem. The problem has been corrected and the cost to replace all affected units has either been reserved or incurred during the six month period ending June 17, 1995.
    Net interest expense was $20,000 in the second quarter of 1995 compared to $76,000 for the same period in 1994. During the second quarter of 1995, the Company had minimal line of credit borrowings. Interest expense relates to the Company's mortgage debt. Invested cash balances averaged $2.2 million during the second quarter of 1995.


 Liquidity and Capital Resources


During the first six months of fiscal 1995, the Company's cash and cash equivalents increased by $3,062,000. The reduction in unbilled receivables of $3.3 million was the most significant working capital item reflecting the close-out of certain prior year government contracts. Operations generated $1.6 million of cash despite a small net loss for the first half of 1995. Non-cash expense for depreciation and amortization amounted to $1.8 million during the first half of 1995.

    Capital spending during the first half of 1995 was $1.3 million consisting principally of computer equipment and commercial manufacturing production equipment. Management expects to increase capital spending during the second half of 1995 as the Company invests in additional manufacturing equipment to increase its commercial product production capacity.
 The Company's primary sources of liquidity have been cash flow from operations and bank credit lines. At June 17, 1995, $21,000,000 was available under the Company's current lines of credit. The Company believes that its liquid assets, cash flow from operations and available bank credit lines will satisfy its operating and capital requirements for the foreseeable future.



                      PART II.  OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K
    a) The Registrant did not file any reports on Form 8-K during the twelve-week period for which this report is filed.


                               SIGNATURE



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                        DYNAMICS RESEARCH CORPORATION
                                     (Registrant)
Date:  July 25, 1995   By:                        /s/ Douglas
R.
Potter
                           Douglas R. Potter
                           Vice President of Finance and Chief
Financial Officer
                           (Principal financial and accounting
officer)