Form 10-Q
period 1995-09-09
DYNAMICS RESEARCH CORP
filed 1995-10-19
CIK 30822

11




                                 Form 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


         [x]     Quarterly Report Pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934
                    For the Twelve Weeks Ended September 9, 1995.

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

Yes  x     No     .

    The number of shares outstanding of the Registrant's Common stock, par value $.10 per share, at October 19, 1995 was 5,575,387 shares.








                       DYNAMICS RESEARCH CORPORATION


                                   INDEX

                                                         Page
Part I                                                 Financial
Information                                            Number


 Item 1.                                          Financial Statements

     Consolidated Balance Sheets -
      September 9, 1995 and December 31, 1994 . . . . . . . . . . . . . . .
 . . .                                                   3

     Consolidated Statements of Income -
      Twelve and Thirty-Six Weeks Ended September 9, 1995 and
      September 3, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . .                                          4

     Consolidated Statements of Cash Flows -
      Thirty-Six Weeks Ended September 9, 1995 and
      September 3, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . .
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

                      PART I.  FINANCIAL INFORMATION

                       DYNAMICS RESEARCH CORPORATION
                        CONSOLIDATED BALANCE SHEETS
                (in thousands of dollars except share data)
                                            (unaudited)
ASSETS                                              September 9, 1995
December 31, 1994
CURRENT ASSETS:
  Cash and cash equivalents                 $  518       $  206
  Receivables, less allowances of $475 in 1995 and $586 in 1994
16,389                                       14,939
  Unbilled expenditures and fees on contracts in process  16,351
18,194
  Inventories                                2,557        2,353
  Refundable income taxes                      406          885
  Prepaid expenses and other current assets    939        1,330
       Total current assets                  37,160       37,907

Property, plant and equipment, at cost
 Land                                        1,126        1,126
 Building                                    7,774        7,774
 Machinery and equipment                     32,000       30,234
 Less accumulated depreciation and amortization   (25,253)       (23,064)
    Net property, plant and equipment        15,647       16,070
       Total assets                         $52,807      $53,977

LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Notes payable                             $   --       $1,200
  Accounts and drafts payable                2,588        3,442
  Accrued payroll and employee benefits      6,179        4,649
  Deferred contract and other revenue        1,071          894
  Other accrued expenses                     1,387        1,535
  Accrued and current deferred income taxes          4,971       4,741
  Current portion of long-term debt          1,221        1,221
      Total current liabilities              17,417       17,682

Long-term debt                               1,803        2,717
Deferred income taxes                          865          865

SHAREHOLDERS' INVESTMENT:
  Preferred stock, par value $.10 per share -
     5,000,000 shares authorized, none issued
  Common stock, par value $.10 per share -
     Authorized - 15,000,000 shares
     Issued -  6,571,495 shares in 1995 and 6,571,495 in 1994    657
657
  Less: Treasury stock - 996,108 in 1995 and 940,047 shares in
     1994, at par value                      (100)         (94)
  Capital in excess of par value             9,060        9,284
  Retained earnings                          23,105       22,866
      Total shareholders' investment         32,722       32,713
      Total liabilities and shareholders' investment     $52,807 $
53,977

The accompanying notes are an integral part of these consolidated financial statements.


                       DYNAMICS RESEARCH CORPORATION
                     CONSOLIDATED STATEMENTS OF INCOME
             (in thousands of dollars, except per share data)
                                (unaudited)


                                   Twelve            Thirty-Six
Weeks Ended                                 Weeks Ended
            Sept. 9, 1995Sept. 3, 1994Sept. 9, 1995          Sept. 3, 1994
Product sales and contract revenue:
   Contract revenue            $19,043 $17,319    $55,057  $55,550
   Product sales                5,311   4,254      15,162   12,371
Total revenue                   24,354  21,573     70,219   67,921

Cost and expenses:
   Cost of contract revenue     17,422  18,591     50,122   52,565
   Cost of product sales        3,845   3,361      12,107   9,758
   Selling, engineering and
administrative expenses         2,543   2,320      7,498    7,021
Total operating costs and expenses  23,810   24,272    69,727
69,344

Operating income (loss)          544    (2,699)     492     (1,423)

Interest expense (income), net    45      123       106      275

Income (loss) before
 provision for income taxes      499    (2,822)     386     (1,698)

Provision (benefit) for income taxes      190      (1,088)   147
(656)

Net income (loss)              $ 309   $(1,734)   $ 239    $(1,042)


Net income (loss) per common share:    $     .06  $     (.31)  $
 .04  $                    (.18)

Weighted average common shares outstanding5,575,3875,641,348 5,606,918
5,638,641






The accompanying notes are an integral part of these consolidated financial statements.
                       DYNAMICS RESEARCH CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (in thousands of dollars)
                                (unaudited)

                                        Thirty-Six Weeks Ended
                                    September 9, 1995September 3, 1994

Cash provided by operations:
  Net income (loss)                       $  239      $(1,042)
  Depreciation and amortization            2,831       2,888
  Provision for receivable reserves        (126)           6
                                           2,944       1,852

  Cash provided by (used for) working capital:
    Receivables                            (1,324)     3,580
    Unbilled expenditures and fees on contracts in process       1,843
(409)
    Inventories                            (204)         133
    Refundable income taxes                  479         529
    Prepaid expenses and other current assets       391          178
    Accounts and drafts payable            (854)       (1,318)
    Accrued payroll and employee benefits  1,530       1,231
    Deferred contract and other revenue      177       (1,657)
    Other accrued expenses                 (148)         238
    Accrued and current deferred income taxes       230          (1,251)
                                           2,120       1,254

  Net cash generated (used) in operations  5,064       3,106

Cash provided by (used for) investing activities:
  Additions to property, plant and equipment, net      (2,408)
(2,014)

Cash provided by (used for) financing activities:
  Net borrowings (repayments) under line of credit agreements
(1,214)                                    (356)
  Principal payment under mortgage agreement      (900)          (900)
  Proceeds from the exercise of stock options        --          97
  Purchase of treasury shares              (230)        (15)
  Net cash generated (used) in financing activities    (2,344)
(1,174)

Net increase (decrease) in cash and cash equivalents     312          (82)
Cash and cash equivalents at the beginning of the year   206          140
Cash and cash equivalents at the end of the period    $  518     $    58

Supplemental disclosures of cash flow information:
Cash paid during the thirty-six week period for:
   Interest                               $  199      $  284
   Income taxes                           $   39      $  105

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

          The results of operations for the twelve weeks and thirty-six weeks ended September 9, 1995 may not be indicative of the results that may be expected for the fiscal year ending December 30, 1995.

Note 2.                                           Inventories are comprised
of the following (in thousands of dollars):

                                 September 9, 1995December 31, 1994
       Work in process                $   861    $   603
       Raw materials and subassemblies  1,696      1,750
       Total inventories               $2,557     $2,353






       Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

    Total revenue increased $2,781,000 or 13% for the third quarter of 1995 compared to the similar period in 1994. Product sales increased
$1,057,000, or 25%, while contract revenue increased $1,724,000, or 10%, for the third quarter of 1995 compared to the same period in 1994.

    The increase in product sales comes from the Company's commercial products manufacturing Divisions, Encoder and Metrigraphics. The Encoder Division experienced strong demand for its line of motion and position sensing devices, including its optical encoder used in a high volume automotive application. Metrigraphics growth is attributable to sales of its electroformed nozzle plate used in inkjet printer cartridges.

    Third quarter contract revenue increased 10% compared to the 1994's third quarter. During the first half of 1995, the Company won several indefinite order type contracts, including information technology and engineering contracts supporting Tinker AFB in Oklahoma, the U.S. Air Force's air staff in Washington, D.C., and the Internal Revenue Service. These contracts gradually contribute to revenue as the customers assign tasking. In the third quarter, the Air Force awards referred to above began to contribute to increased revenue. Third quarter results for 1994 also included a non-recurring $1.0 million adjustment to revenue in connection with a contract with the United States Air Force, based upon the Company's evaluation of uncertainty of recovery of certain costs incurred to date. Defense budget pressures and priorities may alter the future scope of defense programs, and the potential impact of these changes on the Company's future revenue remains difficult to predict.

    Cost of contract revenue as a percentage of contract revenue decreased to 91% for the third quarter of 1995 from 107% for the same period in 1994. Although profit margins for this segment of the Company's business continue to be under pressure, performance has improved as staff has been assigned to revenue producing contracts. Also, included in 1994 third quarter results were non-recurring charges totaling $1.25 million, consisting of $750,000 related to staff reductions at the Company's Systems Division and $500,000 to provide for the risk of non-recovery of certain contract costs.

   Cost of goods as a percentage of product sales for the third quarter of 1995 was 72%, down from 79% in 1994. This 7% decrease in cost of goods sold as a percentage of sales resulted from the commercial divisions' new encoder and electroform product lines operating at increased volumes, resulting in manufacturing efficiencies.

    Selling, engineering and administrative expenses decreased slightly as a percentage of total revenue. Higher spending in the third quarter of 1995 relates to a research and development effort at the Company's Test Equipment Division.

    Net interest expense was $45,000 in the third quarter of 1995 compared to $123,000 for the same period in 1994. Cash flow from operations, even at depressed earnings levels, has been sufficient to fund capital spending requirements and reduce borrowings.


 Liquidity and Capital Resources


 Receivables increased $1,450,000 to $16,389,000 at September 9, 1995 from $14,939,000 at December 31, 1994. Of the increase, $540,000 results from the growth of the commercial products businesses. Commercial inventories have not increased as strong customer demand has resulted in higher inventory turnover ratios. Unbilled expenditures and fees on contracts in process decreased $1,843,000 to $16,351,000 from $18,194,000. The decrease in unbilled expenditures is primarily attributable to invoicing of costs under various Government contracts in accordance with contractual provisions.

    In order to support the growth of the Company's commercial products business, a capital spending plan has been developed to scale up production capacity over the next several years. Current outstanding capital commitments include $3.3 million to increase electroform production capacity.

 The Company's primary sources of liquidity have been cash flow from operations and bank credit lines. At September 9, 1995, $21,000,000 was available under the Company's current lines of credit. The Company believes that its liquid assets, cash flow from operations and available bank lines of credit will satisfy its operating and capital requirements including the capital spending program described above.



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



                        DYNAMICS RESEARCH CORPORATION
                                     (Registrant)



Date:  October 19, 1995    By:                    /s/ Douglas R. Potter
                           Douglas R. Potter
                           Vice President of Finance and Chief Financial
Officer
                           (Principal financial and accounting officer)