Form 10-K
period 1995-12-30
DYNAMICS RESEARCH CORP
filed 1996-03-29
CIK 30822

25837107


             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-K
[ X ]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 30, 1995

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

    As of March 18xx, 1996, the aggregate market value of Common Stock held by nonaffiliates of the Registrant was $31xx,045xxx,092xxx and the number of shares of Common Stock, $.10 par value, of the Registrant outstanding was 5x,663xxx,042xxx.

                    Documents Incorporated By Reference
Portions of the 1995 Annual Report to Shareholders are incorporated by reference in Parts I and II. Portions of the Registrant's Proxy Statement for the 1996 Annual Meeting of Shareholders are incorporated by reference in Part III.

The Exhibit Index is on pages 240 and 251.


                       DYNAMICS RESEARCH CORPORATION
                                 Form 10-K
                For the Fiscal Year Ended December 30, 1995

Part I                                                          Page

     Item 1.   Business                                 4

          2.   Properties                                   111

          3.   Legal Proceedings                            122

          4.   Submission of Matters to a Vote of Security Holders
122

          4A.  Executive Officers of the Registrant                   122

Part II
          5.   Market for Registrant's Common Equity and
                  Related Stockholder Matters                         133

          6.   Selected Financial Data                           133

          7.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                 133

          8.   Financial Statements and Supplementary Data            133

          9.   Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                 144

Part III
          10.  Directors and Executive Officers of the Registrant
155

          11.  Executive Compensation                       155

          12.  Security Ownership of Certain Beneficial Owners
                  and Management                            155

          13.  Certain Relationships and Related Transactions
155

Part IV
          14.  Exhibits, Financial Statement Schedules, and Reports
on Form 8-K                                  166


                                  PART I

Item 1.  Business

    Dynamics Research Corporation (referred to herein as "DRC" or the "Company") was organized in 1955 under the laws of the Commonwealth of Massachusetts.

    The Company is principally engaged in providing a broad range of technical services including informationcomputer-based systems development and operation, engineering, and management support services to organizations of the United States Department of Defense (DoD), other agencies of the U.S. Government and commercial companies. The Company also designs, and manufactures and sells digital instruments and precision componentsproducts and measurement devices,that are often used as components in computer- controlled systems.

The Company's products and services fall within the following broad categories:

       Information systems development and operation
       Engineering and management support services
       Digital instruments and components

    The following sections describe each of these business areas and related major programs and products.

Information Systems Development and Operation

    DRC maintains a multi-vendor data processing environment with professionals who provides systems analysis and programming support primarily to government customers. The Company designs, develops, installs, operates, and maintains custom-engineered data systems. Systems developed by DRC gather information electronically from various sources, organize the data and store it in large databases. The Company's systems enable customers to track product location and configuration, and perform detailed reliability, maintainability, quality assurance, vendor qualification and cost analyses. The Company has developed systems for transit vehicles, missiles, submarines, surface ships, land warfare weapons, and aircraft.

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

    Under contract with the U.S. Air Force, the Company has designed, developed, implemented and operates TICARRS (Tactical Interim CAMS and REMIS Reporting System) for the F-16 aircraft. The TICARRS databases accept data entries and requests from numerous Air Force user organizations worldwide. The TICARRS databases are continuously expanded and provide, upon request by the Air Force user organizations worldwide, a variety of operational reports. Data include results from worldwide F-16 flight operations and maintenance activities. While remote computer terminals and communications interfaces are an integral part of the system, the host computer facility and its associated F-16 databases are located at a Company facility where system operations are supported around the clock.

        Based on TICARRS, DRC developed a Smart Data System (SDS) for the F-117A Stealth Fighter Program by special request of the U.S. Air Force. It was used in the Persian Gulf to support Operation Desert Storm. The SDS is an on-line interactive aircraft maintenance data reporting and analysis system supporting operational, staff, depot and contractor organizations.

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

    Weapon Systems Management Information System (WSMIS) is a primary Air Force decision support tool for assessing the impacts of logistics status on potential wartime capabilities. WSMIS computes inventory requirements and purchasing needs for high-tech, high-cost aircraft spare parts to meet aircraft availability requirements. WSMIS also controls repair, manufacturing and distribution schedules to meet customer demands. WSMIS assesses the "health" and capability of the Air Force's weapon systems to meet wartime objectives. DRC served as the overall functional integrator of WSMIS and the developer of certain WSMIS modules. Currently, the Company continues to provides operational support for the system as well as software development modifications and other changes.

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

    The Company has also developed computer-based tools thatwhich evaluate the quality of software programs and determine how well they adhere to predetermined standards. One of these tools, AdaMAT, is licensed to both government and commercial customers as a tool for an Ada software engineering environment. The Company designed this static code analyzer
for use with the Ada programming language.   AdaMAT helps Ada users and
managers of Ada development efforts adhere to specific programming practices and program development goals during coding, testing, and maintenance of the software. by AdaMAT allowings visibility into the quality of the code at any given point in time. AdaMAT incorporates a hierarchy of software metrics including management-related concerns such as reliability, portability, maintainability; and software-related concerns such as code simplicity, modularity, and self-descriptiveness.

Engineering and Management Support Services

    Under various DoD contracts, the Company has performed a variety of services for its U.S. Government customers to assist them in the planning and managing of their large system development programs. This business area utilizes a wide range of technical and management skills of Company personnel to plan, analyze, design, test, support, train, maintain, and dispose of a variety of complex physical systems. Systems include radar, C3I, missile, aircraft, information, software, munitions, and soldier protective gear.

    The Company provides support at all stages of a system's life. In response to emerging requirements, the Company helps customersclients define, develop, and initiate new programs. The Company also helps customersclients obtainreceive program approval, conduct strategic planning, and evaluate proposals from industry. After prime contract awards, the Company helps clients monitor contractor activities, evaluate progress, and measure performance against program requirements.

    Under the umbrella of the U.S. Air Force Technical and Engineering Management Support (TEMS) and System Design and Analysis Support (SDAS) contracts, the Company has supported, among others, the following programs out of the Air Force Electronic Systems Center at Hanscom Air Force Base in
Massachusetts:

    o    Milstar
    o    Airborne Warning and Control System (AWACS)
    o    Joint Surveillance Target Attack Radar System (JSTARS)
    o    Mission Planning Systems
    o    Cheyenne Mountain Upgrade
    o    U.S. Transportation Command/Air Mobility Command Support
    o    PEACE SHIELD Air Defense System
    o    Airborne Battlefield Command and Control Center
    o    Over-the-Horizon Radar
    o    Theater Battle Management Core Systems (TBMCS)

    DRC served as a prime contractor under the TEMS program from 1984 to 1993. During 1993, the Air Force recompeted the TEMS program and awarded contracts to eight contractors, including several small and "disadvantaged" businesses. DRC was a subcontractor on one of the winning teams, and has been subsequently added as a subcontractor to several of the other winning bidders. In addition, in January 1996, the Company acquired the Massachusetts-based operations of Support Systems Associates, Inc. The acquired assets included a prime contract to provide support services under the TEMS program.As a result, DRC has retained substantially all the tasks it had previously performed as a prime contractor, although. As discussed in the Company's third and fourth quarter reports during 1993, financial results have been adversely affected by the reduced hourly rates available as a subcontractor.. To favorably position itself for future TEMS programs as a prime contractor with the Air Force Electronic Systems Center (ESC), the Company acquired a Massachusetts based business of Support Systems Associates, Incorporated (SSAI) in January 1996. "The acquisition of the Massachusetts based operations of Support Systems Associates, Inc. (SSAI) in January, 1996 is a major accomplishment in our effort to strengthen the Air Force management support services portion of our Systems Division. The combination of our existing business base and resources with the SSAI contrctual vehicles enhances our competitiveness in this important business area."

    In February 1995, the U.S. Air Force awarded to the Company a 5-year contract (one year plus four option years), valued depending on customer task ordering at up to $23.7 million. Under the contract, DRC will provide technical and engineering services to the U.S. Air Force Air Logistics Center at Tinker AFB, Oklahoma. Initial tasking under the new contract included orders to provide independent test and evaluation services of certain avionics and software under the Air Force B-1B aircraft program. DRC has been supporting the B-1B programthis program office since 1990.

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

    The Company is also supporting the DoD in the area of acquisition logistics. DRC technical staff helpassist the customers to plan and manage the implementation of program requirements throughout all phases of the acquisition process. From 1987 to present the Company has provided services to the Ballistic Missile Defense Organization (BMDO) that include operating and support considerations during the early conceptual phases of the BMDO program. In 1995, the Company received a five-year contract (one year plus four option years) to provide logistics modeling and analysis for the U.S. Air Force Air Staff, with a potential value depending upon tasking of up to $6.9 million. The Company also received a $400,000 contract from the Federal Aviation Administration for a radar performance monitoring and analysis system and a $600,000 contract for logistics modeling support for the DoD's Joint Advanced Strike Technology program. From 1987 to present the Company has provided acquisition logistics services to the Ballistic Missile Defense Organization (BMDO). In February 1995, the Company received a $0.7 million contract to provide logistics modeling support for the Joint Advanced Strike Technology program. Also in February 1995, an indefinite quantity contract was awarded to the Company to provide logistics support to the Air Staff.

    The Company combines its expertise in the weapon system acquisition process with expertise in systems analysis, design, training and simulation, and human factors to perform human-systems integration and force analysis. DRC has been provideding force analysis support to the Army Research Laboratory since 1987. Force Analysis activities are focused on developing tools that support analysis of soldier and system effectiveness, identify and assess force improvement options (doctrine, training, leader development, organization, and material), and ensure that soldier considerations are addressed in force improvements. In 1995, DRC won a $22.5 million 5-year contract from the U.S. Army Research Laboratory to providewhich builds on the Company's capabilities providing analysis, system development and support in several functional areas, including assessment of manpower, personnel and training issues, analysis of soldier systems performance, and integration of methods and databases for use by system designers. Under the Company's previouscurrent contract, begun in 1991, DRC developed a set of automated manpower and personnel integration analysis tools that are used to analyze system cost versus performance to help maintain optimal system performance at an affordable price. DRC also developed methods for analyzing training requirements to promote standardized training across the military services. In addition, DRC developed advanced crew coordination training methods for the Army aviation community designed to help reduce aviation mishaps. from the U.S. Army Research Laboratory which singA follow-on to the current contract is presently under evaluation with award expected during the first half of 1995.

    Through its human-systems integration efforts, the Company helps the military benefit through improved performance and effectiveness, by matching soldiers to the tasks they must perform; cost and resource savings, by making soldiers more effective and by automating tasks; and more effective system design, by documenting relationships of design options to eventual performance.

    HARDMAN III, a suite of microcomputer-based tools developed by DRC, estimates a weapon system's manpower and training requirements, calculating manpower requirements by military specialty, skill level, pay grade, and maintenance level for every unit within a specified force structure. This suite of tools also allows analysts to locate and distribute system-level requirements to lower-level tasks with consistency; estimate and set required parameters for personnel quality constraints that affect job performance; and evaluate contractor designs on the basis of performance requirements, available maintenance support, and operator crew sizes. The training model estimates a weapon system's total course costs, costs per graduate, instructor requirements, and training man-day requirements. The HARDMAN software has been used on over fifteen Army weapon systems.
, including the APACHE helicopter, and can produce manpower requirements for the Active Army, Reserves, and National Guard components.

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

        , insert proven technology into the design of new and existing Air Force systems and processes resulting in improvements to life-cycle cost, productivity, efficiency, reliability, maintainability, supportability and survivability provide technical and engineering services DRC staff in offices in Oklahoma City, Oklahoma and Andover, Massachusetts support this program.

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

    During 1995, DRC was awarded two major prime contracts awards as a result of a concerted multi-year effort to serve Federal agencies other than DoD., traditionally our principal customer. successful in accomplishing its plans to penetrate the non-DoD information technology business by being awarded two prime contracts: the The first award was fromwith the U.S. Department of the Treasury to provide information technology support services to the Internal Revenue Service and other Treasury departments. The contract is for one year plus four one-year options with an aggregate ceiling of $200 million. The contract may be used for a broad range of information system development, acquisition support, and other management services. The Treasury made multiple awards and expects the best technical and management performing contractors to obtain the highest level of tasking over the life of the program. The secondAlso was with award, from the General Services Administration,, permits DRC to provide a broad range of information technology services including software management, communications systems support, satellite communications systems, acquisition support, and system engineering under the GSA's Federal Systems Integration and Management program (FEDSIM). This contract may serve as a vehicle for services to the GSA as well as other Federal agencies. The amount of revenue that DRC may achieve under this contract is uncertain. The FEDSIM program is for $840 million over 5 years among eight winning teams.

Digital Instruments and Precision Components

    The Company operates two units that produce digital instuments and precision components manufactured products for commercial markets, the Encoder Division and the Metrigraphics Division. The Encoder Division designs, manufactures and markets a line of digital encoders used to sense position in a wide range of equipment. These products use optical techniques to convert motion to digital signals that can then be used to control the speed and position of devices such as machine tools, computer peripherals, robotics arms and medical equipment.

    Beginning in late 1992 and continuing through 1993, the Company invested in a specialized production line and produced a line of encoders for an automotive industry manufacturing customer. This line of encoders is designed into a fuel pump and is used to control fuel flow and reduce emissions. Manufacturing on the line commenced in 1993, and became fullywas fully operational infor 1994 and has continued through 1995,
contributing sales of approximately $5 million in 1995.   The continuation
of this business throughout 1995 and beyond depends on follow-on orders on mutually satisfactory terms and conditions, end user demand for the vehicles equipped with the system and other factors.

    The Metrigraphics Division uses photolithographic processes to manufacture optical discs, scales and reticles thatwhich are used for precision measurement. Metrigraphics also uses various metals deposition processes, including electroplating and electroforming, to produce a variety of precision components. Products include printheads and oriface plates used in electronic printers.

    Using a process called electroforming, DRC manufactures precision components used in inkjet cartridges. During 1995, the Metrigraphics DivisionDRC received a $10 million order to produce these components. The order is for delivery in 1996. In December 1995, the Company leased 27,000 square feet in Wilmington, Massachusetts to provide space for a second electroform production facility. Approximately $5 million has been committed for the purchase of production equipment for the new facility, $1.9 million of which was incurred in 1995.and is the largest commercial order ever received by DRC. Uu,. manufactures precision components used in inkjet cartridges. DRC has been investing capital funds during 1995 to increase electroform production capacity, and has recently committed to an additional $3.0 million capital expansion program to meet customer requirements.committed to a $2.4 million capital expansion program to meet customer requirements.

    The customers for both of these dDivisionsproducts are primarily manufacturingOEM companies which integrate the Company's components into their equipment. Encoder and Metrigraphics engineers work closely with customer engineers to design and develop prototypes to meet customer product requirements. Repeat orders for these customer-designed components are a significant factorelement of sales. High quality standards and competitive unit costs are critical aspects of this business.

United States Government Contracts

    Contracts for the Company's defense services are obtained by marketing and technical personnel employed by the Company. The Company's other products are sold by sales personnel employed by the Company and sales representatives.

    During 1995, the Company's revenues from contracts with the DoDDepartment of Defense, either as prime contractor or subcontractor, accounted for approximately 78% of the Company's total revenues. The Company's government contracts can fall into one of three categories: (1) fixed price, (2) time and materials, andor (3) cost plus fixed fee. Under a fixed price contract, the customer pays an agreed upon price for the Company's services or products, and the Company bears the risk that increased or unexpected costs may reduce its profits or cause it to incur a loss. Conversely, to the extent the Company incurs actual costs below anticipated costs on these contracts, the Company could realize greater profits. Under a time and materials contract, the government pays the Company a fixed hourly rate intended to cover salary costs and related indirect expenses plus a certain profit margin. Under a cost plus fixed fee contract, the government reimburses the Company for its allowable expenses and allowable costs and pays a negotiated fee. In 1995, approximately xx56% of the Company's government contracts revenue was under fixed price or time and material contracts, while approximately xx44% of revenue was under costs plus fixed fee contracts.

    During 1995, the Company's U.S. Government business consisted of approximately 135 separate contracts on 60xx different programs. The Company's contracts with the government are generally subject to termination at the convenience of the government; however, the Company would be reimbursed for its allowable costs to the time of termination and would be paid a proportionate amount of the stipulated profit attributable to the work actually performed. Although government contracts may extend for several years, they are generally funded on an annual basis and are subject to reduction or cancellation in the event of changes in government requirements or budgetary concerns. If the U.S. Government significantly curtails expenditures for research, development and consulting activities, such curtailment might have an adverse impact on the Company's sales and earnings.

Backlog

    At December 30, 1995, the Company's backlog of unfilled orders was approximately $61,284,000 compared with $43,679,000 at December 31, 1994. The Company expects that substantially all of its backlog on December 30, 1995 will be filled during itsthe fiscal year ending December 28, 1996.
The bBacklog at December 30, 1995 consisted of funded amounts under contracts. Backlog at December 30, 1995 included $xx25,528xxx,000xxx of unfunded amounts under ongoing programs which were contractually committed by the procuring Government agency. The Company has a number of multi-year contracts with agencies of the U.S. Government on which actual funding generally occurs on an annual basis. The Company's business does not have seasonal characteristics but a portion of its funded backlog is based on annual purchase contracts, and the amount of funded backlog as of any date can be affected by the timing of order receipts and deliveries thereunder. Competition

    The Company competes with both domestic and foreign firms, including larger diversified companies and smaller specialized firms. The U.S. Government's own in-house capabilities are also, in effect, competitors of the Company becausesince various agencies perform certain types of services which might otherwise be performed by the Company. The principal competitive factors for dDefense sServices are price, performance, technical competence and reliability. In addition, in the our commercial business, the Company also competes with other manufacturers of encoders, electroform vendors and photolithographic suppliers of precision measurement scales. The principal competitive factors effecting the precision components manufacturing business are price, product quality and custom engineering to meet customer system requirements.

Research and Development

    The Company expended approximately $1,949,000 (inclusive of overhead and other indirect costs) on new product and service development during the year ended December 30, 1995, as compared to expenditures of $224,000 during 1994 and $2,007,000 during 1993.

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

Employees

    At December 30, 1995, the Company had approximately 1,249 employees.

Proprietary Information

    Patents, trademarks and copyrights are not materially important to the business of the Company. The United States Government has certain proprietary rights in processes and data developed by the Company in its performance of government contracts.

Item 2.  Properties

    The Company leases offices and other facilities, totaling approximately 231,000170,000 square feet, which are utilized for its defense services, manufacturing and warehousing operations as well as its marketing and engineering offices. The Company has manufacturing and office space in Wilmington, Massachusetts under threetwo leases totaling 11385,000 square feet, expiring in 20001995, with options to the year 20050. The remaining leased facilities consist of offices in 242 locations across the United States. The Company owns aits 135,000 square foot facility in Andover, Massachusetts. This building was purchased in 1993 and is utilized for its defense service operations and corporate administrative offices.

    The Company's total rental cost for 1995 was $1,636,000.

    The Company believes its properties are adequate for its present needs. See Note 7 to the Consolidated Financial Statements included in the Company's 1995 Annual Report to Shareholders for a description of the Company's lease obligations.

Item 3.  Legal Proceedings

    None.The information set forth in the last paragraph of Note 7 to the Consolidated Financial Statements included in the Company's Annual Report to Shareholders for 1995 is incorporated herein by reference. The complaint described therein, filed in the United States District Court for Massachusetts by the United States Government, was dismissed in connection with a settlement agreement entered into by the Company in April 1994.

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

                          Years of
                 Age      Service           Position

John S. Anderegg, Jr.        72                41   Chairman

Albert Rand       69         36President and Chief Executive Officer

John L. Wilkinson 56         14 Vice President,  Human Resources

Douglas R. Potter 45         2     Vice President of Finance,
                                    Chief Financial Officer

    Each of the persons named above has served in the position indicated for more than five years, with the exception of Douglas R. Potter. Mr. Potter was appointed Vice President of Finance and Chief Financial Officer in November 1993. Previously hHe was Vice President, Treasurer, and Chief Financial Officer of SofTech, Inc. of Waltham, Massachusetts fromsince 1990 to 1993. and Corporate Controller from 1985 to 1990.


                                  PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters

    The common stock of Dynamics Research Corporation is traded on the National Market System of the National Association of Securities Dealers, Inc., Automated Quotation System (NASDAQ - NMS) under the symbol DRCO.

    The high and low bid prices for the quarters in 1994 and 1995 and the number of holders of record of the Company's common stock are described in the Company's Annual Report to Shareholders for 1995 under the caption "Stock Prices" and "Number of Shareholders," and such information is incorporated herein by reference.

    In September 1984, the Board of Directors indicated its intention not to declare cash dividends to preserve cash for the future growth and development of the Company. The Company did not declare any cash dividends betweenduringbetween 1984 and 19954 and does not anticipate doing so for the foreseeableforseeable future.

Item 6.  Selected Financial Data

    The section entitled, "Five Year Summary of Selected Financial Data" in the Company's Annual Report to Shareholders for 1995 is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The section entitled, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Shareholders for 1995 is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

    The following financial statements are filed as part of this Annual
Report:

     Report of Independent Public Accountants

     Consolidated Balance Sheets at December 30, 1995, December 31, 1994 and December 25, 1993

     Consolidated Statements of Operations for the three years ended December 30, 1995

     Consolidated Statements of Shareholders' Investment for the three years ended December 30, 1995

     Consolidated Statements of Cash Flows for the three years ended December 30, 1995

     Notes to Consolidated Financial Statements

    (The consolidated financial statements and related notes listed above are incorporated by reference to the Company's Annual Report to Shareholders for the year 1995.)

     Report of Independent Public Accountants on Schedules to Consolidated
        Financial Statements

     Schedule VIII - Valuation and Qualifying Accounts for the three years ended December 30, 1995

     The foregoing schedule is included as part of Item 14 of this Annual
        Report on Form 10-K

    All other financial statements and schedules have been omitted because the information required to be submitted has been included in the financial statements and related notes or they are either not applicable or not required under the rules of Regulation S-X.

    Quarterly financial data presented on page 13, and Management's Discussion and Analysis of Financial Condition and Results of Operations presented on pages 26-28, of the Company's Annual Report to Shareholders for the year 1995, are also incorporated herein by reference. With the exception of the portions listed in the above index, the Annual Report referred to above is not to be deemed filed as part of the financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    Not applicable.


                                 PART III


Item 10.  Directors and Executive Officers of the Registrant

    Information with respect to Directors of the Registrant in the section entitled "Election of Directors" in the Company's definitive proxy Statement for the 1995 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 30, 1995, is incorporated herein by reference.

    Information relating to the Executive Officers of the Company is included in Item 4A of Part I of this Form 10K.

Item 11.  Executive Compensation

    Information called for by this item is incorporated by reference from the section entitled "Compensation and Related Matters" in the Company's definitive Proxy Statement for the 1995 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 30, 1995.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

    Information called for by this item is incorporated by reference from the sections entitled "Common Stock Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement for the 1996 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 30, 1995.

Item 13.  Certain Relationships and Related Transactions

    Not applicable.






                                  PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a)   (1) and (2) Financial Statements and Schedules - See Item 8.

    (a) (3) Exhibits. The exhibits thatwhich are filed with this Form 10-K or thatwhich are incorporated herein by reference are set forth in the Exhibit Index, which appears in Part IV of this report on pages 240 and 251.

    (b)   Reports on Form 8-K.

          No reports on Form 8-K were filed by the Company during the last quarter of fiscal 19954.

           REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES
                   TO CONSOLIDATED FINANCIAL STATEMENTS





To Dynamics Research Corporation:

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Dynamics Research Corporation's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 16, 19965. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                              ARTHUR ANDERSEN LLP





Boston, Massachusetts,
February 126, 19965










          IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS


The following factors, among others, could cause the Company's actual results and performance to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by or on behalf of the Company from time to time.

Uncertainties as to Department of Defense and Other Federal Agency Budgets

     The Company has historically derived a substantial portion of its revenue from contracts and subcontracts with the Government, and currently more than 78% of the Company's revenue is derived from the Department of Defense business. Over the past several years, the Company's defense business has been adversely affected by significant changes in defense spending. Overall U.S. defense budgets have been declining, and the effects of this general decline and attendant increased competition within the consolidating defense industry is expected to continue over the next several years. Funding limitations could result in a reduction, delay, or cancellation of existing or emerging programs. These factors, among others, have reduced the Company's revenue and operating margins on its defense contracts in recent fiscal periods. The Company anticipates that competition in all defense-related areas will continue to be intense and that, accordingly, there will be continued significant competition when the Company's defense contracts are rebid and continued significant competitive pressure to lower prices, which may reduce profitability in this area of the Company's business. Any reduction in the level or profitability of the Company's defense business, if not offset by new commercial business or other business with the federal government, will adversely affect the Company's business, financial condition and results of operations.

     A significant portion of the Company's Government contracts are renewable on an annual basis, or are subject to the exercise of contractual options. Also, multi-year contracts often require funding actions by the Government on an annual or more frequent basis. As a result, the Company's business could experience material adverse consequences should the Government budget not include funds required to sustain the programs under which DRC operates.

Government Contracting Risks

     A significant portion of the Company's Government contracts are of a time and materials nature, with fixed hourly rates that are intended to cover salaries, benefits, other indirect costs of operating the business and profit. The pricing of such contracts is based upon estimates of future costs and assumptions as to the aggregate volume of business that the Company will perform in a certain business division or other relevant unit. For long term contracts, the Company must estimate the costs necessary to complete the defined statement of work and recognize revenues or losses in accordance with such estimates. However, actual costs may vary materially from the estimates made from time to time, necessitating adjustments to reported revenue and net income. Underestimates of the costs associated with a project would adversely affect the Company's overall profitability and could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Government's awards of contracts are subject to regulations and procedures that permit formal protests by losing bidders. Such protests may result in significant delays in the commencement of expected contractual effort, or the reversal of a previous award decision, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     Because of the complexity and scheduling of contracting with the Government, from time to time costs are incurred in advance of contractual funding by the Government. In some circumstances, such costs may not be recovered in whole or in part under subsequent Government contractual actions. Failure to collect such amounts may have material adverse consequences on the Company's business, financial condition and results of operations.

     Costs incurred in connection with Government contracts are generally subject to after-the-fact audits. Such audits may result in material disallowances, which could have an adverse effect on the Company's business, financial condition and results of operations.

     A substantial portion of the Company's Government contracting business is as a subcontractor. In such circumstances, the Company generally bears the risk that the prime contractor will meet its performance obligations to the Government under the prime contract and that the prime contractor will have the financial capability to pay the Company amounts due under the subcontract. The inability of a prime contractor to perform or make required payments could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Government has the right to terminate contracts for convenience. In such a termination, the Company would generally recover costs incurred to termination, costs required to be incurred in connection with the termination, and a portion of the fee earned commensurate with the work performed to termination. However, significant adverse effects on the Company's indirect cost pools may not be recoverable in connection with a termination for convenience.

Dependence or Key Personnel

     The Company is dependent on its key technical personnel. In addition, certain technical contributors may have specific knowledge and experience related to various Government customer operations that would be difficult to replace in a timely fashion. The loss of the services of key personnel could have a material adverse effect on the Company's ability to perform required services under certain contracts, or to retain such business after the expiration of the current contract, or to win new business where certain personnel have been identified as key personnel in the proposal, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.




Competition

     The Government contracting business is subject to intense competition, both technical and pricing, from numerous companies, many of which have significantly greater financial, technical and marketing resources than the Company.

     Competition in the market for the Company's commercial products is also intense. There is a significant lead time for developing such business, and it involves significant capital investment including development of prototypes and investment in manufacturing equipment. The Company's precision products business has a number of competitors, many of which have significantly greater financial, technical and marketing resources than the Company.

Risks Associates with New Markets and New Products

     In its efforts to enter new markets, including Government agencies other than the Department of Defense and commercial markets, the Company faces significant competition from other companies that have prior experience with such potential customers as well as significantly greater financial, technical and marketing resources than the Company. As a result, the Company's efforts to enter such new markets may be unsuccessful or may not achieve the level of success sought by the Company.

     The Company has announced software products for commercial markets. There is no assurance that the Company's software products will meet with market acceptance or that the Company will be able to compete in the development and distribution of such products with competitors that have significantly greater resources and experience.

Concentration of Customers

     Within the Department of Defense, individual services and program offices account for a significant portion of the Company's Government business. Two customers account for a significant portion of the revenue of the Company's commercial manufacturing divisions. No assurance can be provided that any of these customers will continue as such or will continue at current levels. A decrease in orders from these customers would have an adverse effect on the Company's profitability, and the loss of any large customer could have a material adverse effect on the Company's business, financial condition and results of operations.

Risk of Product Claims

     The Company's precision manufactured products are generally designed to operate as important components of complex systems or products, and defects in DRC products could cause the customer's product or systems to fail or perform below expectations. Like other manufacturing companies, the Company may be subject to claims for alleged performance issues relating to its products. There can be no assurance any such claims, if made, will not have a material adverse effect on the Company's business, financial conditions or results of operations.



Risk of Economic Events Effecting the Company's Business Segments

     Certain of the Company's precision products are components of commercial products. Factors that affect the production and demand for such products, including economic events, competition, technological change and productions stoppages, could adversely affect demand for the Company's products. Certain of the Company's products are incorporated into capital equipment, such as machine tools and other automated production equipment, used in the manufacture of other products. As a result, this portion of the Company's business may be subject to fluctuations in the manufacturing sector of the overall economy. An economic recession could have a material adverse effect on the rate of orders received by the commercial divisions. Significantly lower production volumes resulting in under-utilization of the Company's manufacturing would adversely impact the Company's profitability.

Technological Change

     The Company's knowledge base and skills in the Government contracting area are sophisticated and involve areas in which there have been and are expected to be significant technological change. There is no assurance that the Company will continue to be able to offer services that satisfy its customers' requirements at a competitive price. Many of the Company's products are incorporated into sophisticated machinery, equipment or electronic systems. Technological changes may be incorporated into competitor's products that may adversely affect the market for the Company's products. Further, there can be no assurance that the Company's research and product development efforts will be successful and result in new or improved products that may be required to sustain the Company's market position.

Uncertainty of Future Financing

     Although the Company has no immediate plans to raise additional capital, it may in the future need to raise additional funds through public or private debt or equity financings. There can be no assurance that any such funding will be available or of the terms or timing of any such funding.


                                SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 25, 1996

                             DYNAMICS RESEARCH CORPORATION


                                    by:  /s/ Albert Rand
                                 Albert Rand, President
                             (Principal Executive Officer)


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 25th of March, 1996.



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


    /s/ Thomas J. Troup
      Thomas J. Troup                   Director


   /s/  James P. Mullins
    Gen. James P.Mullins                Director

                               SCHEDULE VIII

              DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES

                     VALUATION AND QUALIFYING ACCOUNTS

                FOR THE THREE YEARS ENDED DECEMBER 30, 1995

                         (in thousands of dollars)

             ALLOWANCE FOR DOUBTFUL ACCOUNTS AND SALES RETURNS


Balance, December 26, 1992                      $356
 Additions charged to expense                    63
 Write-off of uncollectible accounts, net       (1)

Balance, December 25, 1993                      $418
 Additions charged to expense                   222
 Write-off of uncollectible accounts, net      (54)

Balance, December 31, 1994                      $586
 NetAdditions recoveries charged to expense     (2)
 Write-off of uncollectible accounts, net    (182)

Balance, December 30, 1995                      $402

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

10.0  Material Contracts

     10.1  Amended 1983 Stock Option Plan. dated January 14, 1987
        (Incorporated by reference to the Registrant's Form 10-K for the year ended 12/27/87)
      Plan terminated during 1993.*

     10.2 1993 Equity Incentive Plan. (Incorporated by reference to the Registrant's Form
        10-Q for the quarter ended 6/12/93)

     10.3    1995 Stock Option Plan for non-employee directors.
        (Incorporated by reference to the Registrant's Form 10-K for the year ended 12/31/94)


     10.42 Form of Dynamics Research Corporation Indemnification Agreement for Directors as of July, 1988. (Incorporated by reference to the Registrant's Form 10-K for the year ended 12/28/91)*

     10.53 Form of Dynamics Research Corporation Severance Agreement for Messrs. Anderegg and Rand as of July, 1988. (Incorporated by reference to the Registrant's Form 10-K for the year ended 12/28/91)*

     10.64 Dynamics Research Corporation Deferred Compensation Plan for Non-Employee Directors as of October 22, 1991. (Incorporated by reference to the Registrant's Form 10-K for the year ended 12/28/91)*

     10.75 Mortgage Aagreement dated February 5, 1993 on the Andover office building as referred above between Dynamics Research Corporation and ABN AMRO Bank, N.V., Boston branch of a
        Connecticut corporation. (Incorporated by reference to the Registrant's Form 8-K on May 5, 1993)

     10.6    1993 Equity Incentive Plan dated April 27, 1993.
        (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended 6/12/93)*

     10.7 1995 Stock Option Plan for non-employee directors filed herewith.*

13.0  Annual Report to security holders, Form 10-Q or quarterly reports to
security                 holders.

     13.1 The Company's Annual Report to Shareholders for the year ended December 30, 1995 filed herewith with the exception of the information incorporated by reference in parts I, II and IV of this Form 10-K is not deemed to be filed as part of this report.

23.0  Consents of experts and counscel

      23.1 Consent of Independent Accountants (Arthur Andersen LLP) dated March 26XX, 1996 filed herewith.

99.0  Important Factors Regarding Forward-Looking Statements.

* Management contract or compensatory plan or arrangement.