Form 10-Q
period 1996-03-23
DYNAMICS RESEARCH CORP
filed 1996-05-03
CIK 30822

Form 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


[x]     Quarterly Report Pursuant to Section 13 or 15(d)
         of the Securities Exchange Act of 1934
           For the Twelve Weeks Ended March 23, 1996.

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

Yes  x     No     .

    The number of shares outstanding of the Registrant's Common stock, par value $.10 per share, at April 8, 1996 was 5,667,042 shares.

DYNAMICS RESEARCH CORPORATION


INDEX
                                                                       Page
Part I     Financial Information                                      Number


     Item 1.     Financial Statements

          Consolidated Balance Sheets -
               March 23, 1996 and December 30, 1995 . . . . . . . . . .  3

          Consolidated Statements of Income -
               Twelve Weeks Ended March 23, 1996 and
               March 25, 1995 . . . . . . . . . . . . . . . . . . . . .  4

          Consolidated Statements of Cash Flows -
               Twelve Weeks Ended March 23, 1996 and
               March 25, 1995 . . . . . . . . . . . . . . . . . . . . .  5

          Notes to Consolidated Financial Statements  . . . . . . . . .  6


     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations  . . . . .   7


Part II.  Other Information

     Item 6.     Exhibits and Reports on Form 8-K  . . . . . . . . . .   9


Signature  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

PART I.  FINANCIAL INFORMATION

DYNAMICS RESEARCH CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars except share data)
                    (unaudited)
ASSETS                                 March 23, 1996     December 30, 1995
CURRENT ASSETS:
  Cash and cash equivalents                $     166            $     777
  Receivables, less allowances of
   $413 in 1996 and $586 in 1995              23,985               16,095
  Unbilled expenditures and fees
   on contracts in process                    10,542               16,383
  Inventories                                  3,087                2,612
  Refundable income taxes                        283                  286
  Prepaid expenses and other
   current assets                              1,448                1,284
       Total current assets                   39,511               37,437

Property, plant and equipment, at cost
     Land                                      1,126                1,126
     Building                                  7,774                7,774
     Machinery and equipment                  35,154               33,352
  Less accumulated depreciation
   and amortization                          (26,799)             (25,743)
    Net property, plant and equipment          7,255               16,509
  Excess of purchase price over net assets
    of business acquired, net                  1,866                    0
       Total assets                        $  58,632            $  53,946

LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Notes payable                            $   4,200            $       0
  Accounts and drafts payable                  4,014                3,550
  Accrued payroll and employee benefits        7,184                6,416
  Deferred contract and other revenue            384                  983
  Other accrued expenses                       1,214                1,691
  Accrued and current deferred income taxes    4,649                4,407
  Current portion of long-term debt            1,213                1,217
      Total current liabilities               22,858               18,264

Long-term debt                                 1,200                1,500
Deferred income taxes                            976                  976
SHAREHOLDERS' INVESTMENT:
  Preferred stock, par value $.10 per share
     5,000,000 shares authorized, none issued
  Common stock, par value $.10 per share -
     Authorized - 15,000,000 shares
     Issued -  6,663,150 shares in 1996
      and 6,618,880 in 1995                      666                  662
  Less: Treasury stock - 996,108 in 1996 and
     1995, at par value                         (100)                (100)
  Capital in excess of par value               9,398                9,219
  Retained earnings                           23,634               23,425
      Total shareholders' investment          33,598               33,206
      Total liabilities and
       shareholders' investment            $  58,632            $  53,946

The accompanying notes are an integral part of these consolidated financial statements.

 DYNAMICS RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands of dollars, except per share data)
(unaudited)




                                              Twelve Weeks Ended
                                      March 23, 1996     March 25, 1995
Product sales and contract revenue:
   Contract revenue                   $     20,474       $     17,243
   Product sales                             6,153              4,686
Total revenue                               26,627             21,929

Costs and expenses:
   Cost of contract revenue                 18,534             15,894
   Cost of goods                             4,559              4,078
   Selling, engineering and
    administrative expenses                  3,100              2,559
Total costs and expenses                    26,193             22,531

Operating income (loss)                        434               (602)

Interest expense, net                          100                 41

Income (loss) before provision
 for income taxes                              334               (643)

Provision (benefit) for income taxes           125               (255)

Net income (loss)                      $       209       $       (388)


Net income (loss) per common share:    $       .04       $       (.07)


Weighted average
 common shares outstanding               5,653,975          5,629,448



The accompanying notes are an integral part of these consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)

                                              Twelve Weeks Ended
                                       March 23, 1996     March 25, 1995

Cash provided by operations:
  Net income (loss)                     $     209         $     (388)
  Depreciation and amortization             1,180                884
  Provision for receivable reserves             9                 14
                                            1,398                510

  Cash provided by (used for)
   working capital:
    Receivables                            (7,899)                23
    Unbilled expenditures and
     fees on contracts in process           5,841              3,304
    Inventories                              (475)               121
    Refundable income taxes                     3                350
    Prepaid expenses and other
     current assets                          (164)               (95)
    Accounts and drafts payable               464               (107)
    Accrued payroll and employee benefits     768              1,187
    Deferred contract and other revenue      (599)                44
    Other accrued expenses                    (10)               (15)
    Accrued and current
     deferred income taxes                   (225)              (163)

  Net cash provided by
   (used for) operations                     (898)             5,159

Cash used for investing activities:
  Additions to property,
   plant and equipment, net                (1,792)              (617)
  Excess of purchase price over net assets
   of business acquired, net               (2,000)                 0
  Net cash used for
   investing activities:                   (3,792)              (617)

Cash provided by (used for) financing activities:
  Net borrowings (repayment)
   under line of credit agreements           4,196             (1,205)
  Principal payments under
   long-term borrowings                       (300)              (300)
  Proceeds from the exercise
   of stock options                            183                  -
  Purchase of treasury shares                    -                (23)
  Net cash provided by (used for)
   financing activities                      4,079             (1,528)

Net increase (decrease) in cash
 and cash equivalents                         (611)             3,014
Cash and cash equivalents
 at the beginning of the year                  777                206
Cash and cash equivalents
 at the end of the period               $      166        $     3,220

Supplemental disclosures of cash flow information:
Cash paid during the twelve week period for:
   Interest                             $      108        $        70
   Income taxes                         $      659        $        30

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

          The results of operations for the twelve weeks ended March 23, 1996 may not be indicative of the results that may be expected for the fiscal year ending December 28, 1996.


Note 2. Inventories are comprised of the following (in thousands of dollars):

                                       March 23, 1996     December 30, 1995
     Work in process                     $   877               $   686
     Raw materials and subassemblies       2,210                 1,926
               Total inventories          $3,087                $2,612

       Item 2.  Management Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

    Total revenue increased $4,698,000 or 21% for the first twelve weeks of 1996 compared to the similar period in 1995, consisting of increases in both the precision products and systems and services business segments.

    Contract revenues for the systems and services segment increased 19% for the first quarter of 1996 compared to the same period in 1995. This growth was attributable primarily to contract awards announced during 1995, added work under the Company's long running core Navy program, and the January 1996 acquisition of an Air Force services business. Defense budget pressures and priorities may alter the future scope of defense programs, and the potential impact of these changes on the Company's future revenue is difficult to predict. Much of the Company's contract revenue relates to the development and operation of computer-based management information and logistics support systems, as well as other information technology services. The Company is continuing to pursue additional programs both within the Department of Defense (DoD) and with other government agencies.

    During the first quarter the Company acquired the Massachusetts based operations of Support Systems Associates, Inc. (SSAI) for $2 million in cash. The acquired business included a prime contract to provide services under the Air Force's Technical & Engineering Management Support (TEMS) program which had an unfunded backlog with a potential value of approximately $24 million that may be used to support both existing business and new tasking over the next three years.

    Product sales increased 31% for the first twelve weeks of 1996 compared to the same period in 1995. This increase is principally the result of increased sales of precision electroformed components for a line of commercial ink-jet printers.

    Cost of contract revenue as a percentage of contract revenue decreased to 91% for the first twelve weeks of 1996 from 92% for the same period in 1995. Profit margins in the Defense services segment of the Company's business continue to be under pressure due to a combination of factors. As previously discussed, competitive pricing and shifting of certain "time and materials" type business from prime contracts to subcontracts has lowered the hourly billing rates available to the Company.

       Cost of goods as a percentage of product sales for the first twelve weeks of 1996 was 74%, down from 87% in 1995. This decrease was primarily the result of the benefit of increased production levels of the new electroformed components for commercial ink-jet printers. The first quarter of 1995 included a pre-tax provision of $517,000 to provide for the replacement of certain units due to a specific manufacturing problem. The problem was corrected and the provision covered the cost of all affected units.

    Selling, engineering and administrative expenses increased 21% from 1995 principally due to increased research and development efforts by the Company in connection with a software design and development tool which was announced during the second quarter of 1996.

    Interest expense, net was $100,000 in 1996 compared to $41,000 in 1995. This increase resulted from a higher level of average borrowings during the first quarter of 1996 which was due to delays in the funding of government contracts, the purchase of an Air Force services business and increased capital expenditures to increase electroforming manufacturing capacity.

    The effective tax rate for the first twelve weeks of 1996 was 37.4% compared to 39.7% in 1995. The principal reason for the decrease in 1996 was a lower net state income tax rate. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes (SFAS 109).

     Liquidity and Capital Resources

     During the first quarter of 1996, the Company's cash and cash equivalents decreased by $611,000. Receivables increased $7,890,000 to $23,985,000 at March 23, 1996 from $16,095,000 at December 30, 1995 while unbilled expenditures and fees on contracts in process decreased $5,841,000 to $10,542,000 from $16,383,000. These changes are principally due to the final billing of retained costs and fees on a large fixed price contract as well as invoicing provisions on various contracts.

     Capital spending during the first quarter of 1996 was $1,792,000, consisting principally of commercial manufacturing production equipment and office computer equipment. This increased level of capital spending is expected to continue during the second quarter of 1996 as a result of the planned increase in the Company's electroform production capacity.

     The Company's primary sources of liquidity have been cash flow from operations and bank credit lines. At March 23, 1996, $16,800,000 was available under the Company's current lines of credit. The Company believes that its liquid assets, cash flow from operations and available bank lines of credit will satisfy its operating and capital requirements for the foreseeable future.

     Forward Looking Information

     This report includes certain forward-looking statements about the Company's business including the effect of the federal budget on the Company's sales, anticipated capital spending, and research and development spending. Such forward-looking statements are subject to risk and uncertainties that could cause the actual results to vary materially. These risks and uncertainties, discussed in more detail in the Company's Form 10-K for the year ended December 30, 1995, include possible reductions in federal funding for the Company's customers and potential customers, concentration of customers, risks of sustaining existing contracts and orders thereunder at the same or increasing levels and obtaining of new contracts, high levels of competition and difficulties of entering new markets, government contracting issues including audit adjustments and costs of completing fixed price contracts, supply difficulties, warranty claims, and factors affecting the business segments in which the Company operated and the economy generally.

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



               DYNAMICS RESEARCH CORPORATION
                        (Registrant)



Date:  May 3, 1996     By:  /s/ Douglas R. Potter
                            Douglas R. Potter
                            Vice President of Finance
                             and Chief Financial Officer
                            (Principal financial and accounting officer)