Form 10-Q
period 1996-06-15
DYNAMICS RESEARCH CORP
filed 1996-07-26
CIK 30822

Form 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


[x]     Quarterly Report Pursuant to Section 13 or 15(d)
         of the Securities Exchange Act of 1934
           For the Twelve Weeks Ended June 15, 1996.

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

Yes  x     No     .

    The number of shares outstanding of the Registrant's Common stock, par value $.10 per share, at July 16, 1996 was 5,683,525 shares.








DYNAMICS RESEARCH CORPORATION


INDEX

                                                            Page
Part I     Financial Information                           Number


     Item 1.     Financial Statements

          Consolidated Balance Sheets -
               June 15, 1996 and December 30, 1995 . . .     3

          Consolidated Statements of Income -
               Twelve and Twenty-Four Weeks Ended
               June 15, 1996 and June 17, 1995 . . . . .     4

          Consolidated Statements of Cash Flows -
               Twenty-Four Weeks Ended June 15, 1996 and
               June 17, 1995 . . . . . . . . . . . . . .     5

          Notes to Consolidated Financial Statements . .     6


     Item 2.  Management's Discussion and Analysis of
              Financial Condition and
              Results of Operations  . . . . . . . . . .     7


Part II.  Other Information

     Item 6.     Exhibits and Reports on Form 8-K  . . .     9


Signature  . . . . . . . . . . . . . . . . . . . . . . .     10

PART I.  FINANCIAL INFORMATION

DYNAMICS RESEARCH CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars except share data)
                                         (unaudited)
ASSETS                                 June 15, 1996     December 30, 1995
CURRENT ASSETS:
  Cash and cash equivalents              $     454         $     777
  Receivables, less allowances of
   $413 in 1996 and $402 in 1995            19,332            16,095
  Unbilled expenditures and
   fees on contracts in process             13,886            16,383
  Inventories                                3,275             2,612
  Refundable income taxes                      284               286
  Prepaid expenses and
   other current assets                      1,055             1,284
       Total current assets                 38,286            37,437

Property, plant and equipment, at cost
     Land                                    1,126             1,126
     Building                                7,774             7,774
     Machinery and equipment                38,567            33,352
     Less accumulated depreciation
      and amortization                     (27,880)          (25,743)
       Net property, plant and equipment    19,587            16,509
     Excess of purchase price
      over net assets
       of business acquired, net             1,679                 0
        Total assets                     $  59,552         $  53,946

LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Notes payable                          $   4,500         $       0
  Accounts and drafts payable                3,262             3,550
  Accrued payroll and employee benefits      7,504             6,416
  Deferred contract and other revenue          861               983
  Other accrued expenses                     1,517             1,691
  Current deferred income taxes              4,649             4,407
  Current portion of long-term debt          1,210             1,217
      Total current liabilities             23,503            18,264

Long-term debt                                 900             1,500
Deferred income taxes                          976               976
SHAREHOLDERS' INVESTMENT:
  Preferred stock, par value $.10 per share -
     5,000,000 shares authorized, none issued
  Common stock, par value $.10 per share -
     Authorized - 15,000,000 shares
     Issued -  6,679,633 shares in 1996
      and 6,618,880 in 1995                    668               662
  Less: Treasury stock - 996,108 in 1996
   and 1995, at par value                     (100)             (100)
  Capital in excess of par value             9,473             9,219
  Retained earnings                         24,132            23,425
      Total shareholders' investment        34,173            33,206
      Total liabilities and
       shareholders' investment          $  59,552         $  53,946

The accompanying notes are an integral part of these consolidated financial statements.



DYNAMICS RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands of dollars, except per share data)
(unaudited)


                                Twelve                        Twenty-four
                              Weeks Ended                     Weeks Ended
                     June 15, 1996 June 17, 1995   June 15, 1996 June 17, 1995

Product sales
 and contract revenue:
   Contract revenue   $  21,490     $  18,771       $  41,964     $  36,014
   Product sales          6,883         5,165          13,036         9,851
Total revenue            28,373        23,936          55,000        45,865

Costs and expenses:
   Cost of
    contract revenue     19,419        16,806          37,953        32,700
   Cost of goods          4,731         4,184           9,290         8,262
   Selling, engineering
    and administrative
    expenses              3,350         2,396           6,450         4,955
Total costs
 and expenses            27,500        23,386          53,693        45,917

Operating income (loss)     873           550           1,307           (52)

Interest expense, net        69            20             169            61

Income (loss) before
 provision for
 income taxes               804           530           1,138          (113)

Provision (benefit)
 for income taxes           306           212             431           (43)

Net income (loss)     $     498     $     318       $     707     $     (70)


Net income (loss)
 per common share:    $     .09     $     .06       $     .12     $    (.01)


Weighted average
 common shares
 outstanding          5,672,704     5,612,668       5,662,810     5,620,431


The accompanying notes are an integral part of these consolidated financial statements.


DYNAMICS RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)

                                                Twenty-Four Weeks Ended
                                            June 15, 1996     June 17, 1995

Cash provided by operations:
  Net income (loss)                            $    707         $    (70)
  Depreciation and amortization                   2,448            1,828
  Provision for receivable reserves                  11             (183)
                                                  3,166            1,575

  Cash provided by (used for) working capital:
    Receivables                                 (3,248)               21
    Unbilled expenditures and
     fees on contracts in process                2,497             3,254
    Inventories                                   (663)             (125)
    Refundable income taxes                          2               479
    Prepaid expenses and other current assets      229               164
    Accounts and drafts payable                   (288)             (727)
    Accrued payroll and employee benefits        1,088             1,561
    Deferred contract and other revenue           (122)               89
    Other accrued expenses                           3                57
    Accrued and current deferred income taxes       65                40
  Net cash provided by (used for)
   working capital:                               (437)            4,813

  Net cash provided by (used for) operations     2,729             6,388

Cash used for investing activities:
  Additions to property, plant and
   equipment, net                               (5,215)           (1,288)
  Excess of purchase price over net assets
   of business acquired, net                    (1,990)                0
  Net cash used for investing activities:       (7,205)           (1,288)

Cash provided by (used for) financing activities:
  Net borrowings (repayments)
   under line of credit agreements               4,493            (1,209)
  Principal payments under
   long-term borrowings                           (600)             (600)
  Proceeds from the exercise of stock options      260                --
  Purchase of treasury shares                        0              (229)
  Net cash provided by (used for)
   financing activities                          4,153            (2,038)

Net increase (decrease) in cash
 and cash equivalents                             (323)            3,062
Cash and cash equivalents
 at the beginning of the year                      777               206
Cash and cash equivalents
 at the end of the period                      $   454          $  3,268

Supplemental disclosures of
 cash flow information:
Cash paid during the twenty-four
 week period for:
   Interest                                    $   196          $    136
   Income taxes                                $   676          $     38

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

          The results of operations for the twelve weeks and twenty-four weeks ended June 15, 1996 may not be indicative of the results that may be expected for the fiscal year ending December 28, 1996.

Note 2. Inventories are comprised of the following (in thousands of dollars):

                                         June 17, 1996     December 30, 1995
     Work in process                      $   1,046           $    686
     Raw materials and subassemblies          2,229              1,926
               Total inventories          $   3,275           $  2,612






       Item 2.  Management Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

    Total revenue increased $4,437,000 or 19% for the second twelve weeks of 1996 compared to the same period in 1995, consisting of increases in both the precision products and systems and services business segments.

    Contract revenue for the systems and services segment increased 14% for the second quarter of 1996 compared to the same period in 1995.
This growth was attributable primarily to revenue generated under contract awards announced during 1995, added work under the Company's long running core Navy program, and the January 1996 acquisition of an Air Force services business. Defense budget pressures and priorities may alter the future scope of defense programs, and the potential impact of these changes on the Company's future revenue is difficult to predict. Much of the Company's contract revenue relates to the development and operation of computer-based management information and logistics support systems, as well as other information technology services. The Company is continuing to pursue additional programs both within the Department of Defense (DoD) and with other government agencies.

    Product sales increased 33% for the second twelve weeks of 1996 compared to the same period in 1995. This increase is principally the result of increased sales of precision electroformed components for a line of commercial ink-jet printers.

    Cost of contract revenue as a percentage of contract revenue remained the same at 90% for the second twelve weeks of 1996 compared to the same period in 1995.

    Cost of goods as a percentage of product sales for the second twelve weeks of 1996 was 69%, down from 81% in 1995. This decrease was primarily the result of the benefit of increased production levels of the new electroformed components for commercial ink-jet printers.

    Selling, engineering and administrative expenses increased 40% from 1995 principally due to increased research and development efforts by the Company in connection with a software design and development tool which was announced during the second quarter of 1996.

    Net interest expense was $69,000 in the second quarter of 1996 compared to $20,000 for the same period in 1995. This increase resulted from a higher level of average borrowings during the second quarter of 1996 which was due to delays in the funding of government contracts, increased capital expenditure levels to increase electroforming manufacturing capacity, and the Company's purchase of an Air Force service business during the first quarter of 1996.

The effective tax rate for the second twelve weeks of 1996 was 38.06% compared to 40.00% in 1995. The principal reason for the decrease in 1996 was a lower net state income tax rate as a result of increased state investment tax credits available. The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes (SFAS 109).



     Liquidity and Capital Resources


     During the first six months of fiscal 1996, the Company's cash and cash equivalents decreased by $323,000. Receivables increased $3,237,000 to $19,332,000 from $16,095,000 at December 30, 1995 while unbilled expenditures and fees on contracts in process decreased $2,497,000 to $13,886,000 from $16,383,000. These changes are principally due to the final billing of retained costs and fees on a large fixed price contract as well as invoicing provisions on various contracts.

    Capital spending during the first half of 1996 was $5,215,000 consisting principally of manufacturing production equipment and office computer equipment. This increased level of capital spending was principally the result of the Company's commitment to increase its electroform production capacity during the first half of 1996.

     The Company's primary sources of liquidity have been cash flow from operations and bank credit lines. At June 15, 1996, $16,500,000 was available under the Company's current lines of credit. The Company believes that its liquid assets, cash flow from operations and available bank credit lines will satisfy its operating and capital requirements for the foreseeable future.

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



               DYNAMICS RESEARCH CORPORATION
                        (Registrant)



Date:  July 26, 1996              By:  /s/ Douglas R. Potter
                                       Douglas R. Potter
                                       Vice President of Finance
                                       and Chief Financial Officer
                                      (Principal financial and
                                       accounting officer)