Form 10-Q
period 1996-09-07
DYNAMICS RESEARCH CORP
filed 1996-10-21
CIK 30822

Form 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


[x]     Quarterly Report Pursuant to Section 13 or 15(d)
         of the Securities Exchange Act of 1934
           For the Twelve Weeks Ended September 7, 1996.

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

Yes  x     No     .

    The number of shares outstanding of the Registrant's
Common stock, par value $.10 per share, at October 7, 1996 was 5,688,335 shares.








DYNAMICS RESEARCH CORPORATION


INDEX

                                                         Page
Part I     Financial Information                         Number


 Item 1.     Financial Statements

   Consolidated Balance Sheets -
      September 7, 1996 and December 30, 1995  . . .        3

   Consolidated Statements of Income -
      Twelve and Thirty-Six Weeks Ended
      September 7, 1996 and September 9, 1995  . . .        4

   Consolidated Statements of Cash Flows -
      Thirty-Six Weeks Ended September 7, 1996
      and September 9, 1995  . . . . . . . . . . . .        5

   Notes to Consolidated Financial Statements  . . .        6


 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations     7


Part II.  Other Information

 Item 6.     Exhibits and Reports on Form 8-K  . . .        9


Signature  . . . . . . . . . . . . . . . . . . . . .       10

PART I.  FINANCIAL INFORMATION

DYNAMICS RESEARCH CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars except share data)
                    (unaudited)
ASSETS                              September 7, 1996     December 30, 1995
CURRENT ASSETS:
  Cash and cash equivalents              $     3,912            $     777
  Receivables, less allowances of
    $435 in 1996 and $475 in 1995             20,163               16,095
  Unbilled expenditures and
    fees on contracts in process              17,070               16,383
  Inventories                                  3,504                2,612
  Refundable income taxes                        282                  286
  Prepaid expenses and
    other current assets                         894                1,284
       Total current assets                   45,825               37,437

Property, plant and equipment, at cost
  Land                                         1,126                1,126
  Building                                     7,774                7,774
  Machinery and equipment                     40,491               33,352
  Less accumulated depreciation
    and amortization                         (28,903)             (25,743)
     Net property, plant and equipment        20,488               16,509
  Excess of purchase price over net assets
    of business acquired, net                  1,493                    0
       Total assets                      $    67,806            $  53,946

LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Notes payable                          $    11,650            $       0
  Accounts and drafts payable                  4,223                3,550
  Accrued payroll and employee benefits        7,570                6,416
  Deferred contract and other revenue            164                  983
  Other accrued expenses                       1,748                1,691
  Current deferred income taxes                4,649                4,407
  Current portion of long-term debt            1,205                1,217
       Total current liabilities              31,209               18,264

  Long-term debt                                 600                1,500
  Deferred income taxes                          976                  976

SHAREHOLDERS' INVESTMENT:
  Preferred stock, par value $.10 per share -
    5,000,000 shares authorized, none issued
  Common stock, par value $.10 per share -
    Authorized - 15,000,000 shares
    Issued -  6,684,443 shares in 1996
    and 6,618,880 in 1995                        669                  662
  Less: Treasury stock - 996,108 in 1996
    and 1995, at par value                      (100)                (100)
  Capital in excess of par value               9,489                9,219
  Retained earnings                           24,963               23,425
       Total shareholders' investment         35,021               33,206
       Total liabilities and
        shareholders' investment         $    67,806            $  53,946

The accompanying notes are an integral part of these consolidated financial statements.



DYNAMICS RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands of dollars, except per share data)
(unaudited)



                               Twelve                     Thirty-Six
                             Weeks Ended                 Weeks Ended
                   Sept. 7, 1996 Sept. 9, 1995  Sept. 7, 1996 Sept. 9, 1995

Product sales
 and contract revenue:
   Contract revenue      $ 23,441     $  19,043       $  65,405    $  55,057
   Product sales            6,488         5,311          19,524       15,162
Total revenue              29,929        24,354          84,929       70,219

Cost and expenses:
   Cost of
    contract revenue       21,109        17,422          59,062       50,122
   Cost of product sales    4,451         3,845          13,741       12,107
   Selling, engineering
    and administrative
    expenses                2,904         2,543           9,354        7,498
Total operating costs
 and expenses              28,464        23,810          82,157       69,727

Operating income (loss)     1,465           544           2,772          492

Interest expense
 (income), net                114            45             283          106

Income (loss) before
 provision for income taxes 1,351           499           2,489          386

Provision (benefit) for
 income taxes                 520           190             951          147

Net income (loss)        $    831     $     309       $   1,538    $     239


Net income (loss) per
 common share:           $    .15     $     .06       $     .27    $     .04


Weighted average common
 shares outstanding     5,685,930     5,575,387       5,669,987    5,606,918


The accompanying notes are an integral part of these consolidated financial statements.


DYNAMICS RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)


                                            Thirty-Six Weeks Ended
                                     September 7, 1996     September 9, 1995
Cash provided by operations:
  Net income (loss)                        $    1,538         $    239
  Depreciation and amortization                 3,657            2,831
  Provision for receivable reserves                33             (111)
                                                5,228            2,959

Cash provided by (used for)
 working capital:
  Receivables                                  (4,101)          (1,339)
  Unbilled expenditures and
   fees on contracts in process                  (687)           1,843
  Inventories                                    (892)            (204)
  Refundable income taxes                           4              479
  Prepaid expenses and other current assets       390              391
  Accounts and drafts payable                     673             (854)
  Accrued payroll and employee benefits         1,154            1,530
  Deferred contract and other revenue            (819)             177
  Other accrued expenses                          (34)            (148)
  Accrued and current deferred income taxes       333              230
                                               (3,979)           2,105

 Net cash generated (used) in operations        1,249            5,064

Cash provided by (used for)
 investing activities:
  Additions to property, plant
   and equipment, net                          (7,139)          (2,408)
  Excess of purchase price over net assets
   of business acquired, net                   (1,990)               0
  Net cash used for investing activities:      (9,129)          (2,408)

Cash provided by (used for) financing activities:
  Net borrowings (repayments)
   under line of credit agreements             11,650           (1,214)
  Principal payments under
   long-term borrowings                          (912)            (900)
  Proceeds from the exercise of stock options     277               --
  Purchase of treasury shares                      --             (230)
  Net cash generated (used)
   in financing activities                     11,015           (2,344)

Net increase (decrease) in cash
 and cash equivalents                           3,135              312
Cash and cash equivalents
 at the beginning of the year                     777              206
Cash and cash equivalents
 at the end of the period                  $    3,912         $    518

Supplemental disclosures of cash flow information:
Cash paid during the thirty-six week period for:
  Interest                                 $      309         $    199
  Income taxes                             $      678         $     39

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

          The results of operations for the twelve weeks and thirty-six weeks ended September 7, 1996 may not be indicative of the results that may be expected for the fiscal year ending December 28, 1996.

Note 2. Inventories are comprised of the following (in thousands of dollars):

                                     September 7, 1996     December 30, 1995
     Work in process                      $   1,183             $     686
     Raw materials and subassemblies          2,321                 1,926
               Total inventories          $   3,504             $   2,612






       Item 2.  Management Discussion and Analysis of
Financial Condition and Results of Operations

Results of Operations

    Total revenue increased $5,575,000 or 23% for the third quarter of 1996 compared to the third quarter of 1995, consisting of increases in both the precision products and systems and services business segments.

    Product sales increased by $1,177,000 or 22% for the third quarter of 1996 primarily from the increased sales of precision electroformed components for a line of ink-jet printers.

    Contract revenue increased by $4,398,999 or 23% for the third quarter of 1996 compared to the same period in 1995.
The increase in contract revenue was attributable primarily to revenue generated under contract awards announced during 1995 and 1996, added work under the Company's long running core Navy program, and the January 1996 acquisition of an Air Force services business. Defense budget pressures and priorities may alter the future scope of defense programs, and the potential impact of these changes on the Company's future revenue remains difficult to predict. Much of the Company's contract revenue relates to the development and operation of computer-based management information and logistics support systems, as well as other information technology services. The company is continuing to pursue additional programs both within the Department of Defense
(DoD) and with other government agencies.

    Cost of contract revenue as a percentage of contract revenue decreased slightly to 90% for the third quarter of 1996 from 91% for the same period in 1995.

       Cost of goods as a percentage of product sales for the third quarter of 1996 was 69%, down from 72% in 1995.
This 3% decrease in cost of goods sold as a percentage of sales resulted from the benefit of increased production levels of the new electroformed components for commercial ink-jet printers.

    Selling, engineering and administrative expenses increased 14% from the same period in 1995 principally due to the increased research and development efforts by the Company in connection with a software design and development tool which was announced during the second quarter of 1996.

    Net interest expense was $114,000 in the third quarter of 1996 compared to $45,000 for the same period in 1995.
The increase resulted from a higher level of average borrowing during the third quarter of 1996 which was due to increased capital expenditure levels to increase electroform manufacturing capacity, increased unbilled and billed receivables due to delays in the funding of government contracts coupled with the 23% growth of this segment during the quarter, and the Company's purchase of an Air Force service business during the first quarter of 1996.

The effective tax rate for the third twelve weeks of 1996 was 38.5% compared to 38.1% in 1995. The 1996 effective tax rate reflects the additional state investment tax credit available as a result of the Company's capital investment in additional electroform manufacturing capacity. The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes (SFAS 109).


     Liquidity and Capital Resources


     During the first three fiscal quarters of 1996, the Company's cash generated by operations was $1,249,000, which included working capital growth of $3,979,000. The major components of working capital are billed and unbilled accounts receivable that increased with the growth of sales as well as timing of the collection of government accounts. Cash provided by net income and non-cash charges increased to $5,228,000 in 1996 from $2,959,000 in 1995.

     Capital spending during the first three quarters of 1996 was $7,139,000 consisting principally of manufacturing production equipment and office computer equipment. This increased level of capital spending was principally the result of the Company's commitment to increase its electroform production capacity during the first half of 1996. Capital spending and the cost of the Company's acquisition of a business in the first quarter have been financed under the Company's available bank lines of credit.

     The Company's primary sources of liquidity have been cash flow from operations and bank credit lines. At
September 7, 1996, $9,350,000 was available under the Company's current lines of credit. The Company believes that its liquid assets, cash flow from operations and available bank lines of credit will satisfy its operating and capital requirements for the foreseeable future.

     Forward Looking Information

     This report includes certain forward-looking statements about the Company's business including the effect of the federal budget on the Company's sales, anticipated capital spending and research and development spending. Such forward-looking statements are subject to risk and uncertainties that could cause the actual results to vary materially. These risks and uncertainties, discussed in more detail in the Company's form 10-k for the year ended December 30, 1995, include possible reductions in federal funding for the Company's customers and potential customers, concentration of customers, risks of sustaining existing contracts and orders thereunder at the same or increasing levels and obtaining of new contracts, high levels on competition and difficulties of entering new markets, government contracting issues including audit adjustments and costs of completing fixed price contracts, supply difficulties, warranty claims, and factors affecting the business segments in which the Company operated and the economy generally.

PART II.  OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K

      a)  The Registrant did not file any reports on Form 8-
        K during the twelve-week period for which this report is filed.


SIGNATURE



    Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



               DYNAMICS RESEARCH CORPORATION
                        (Registrant)



Date:  October 21, 1996   By:  /s/ Douglas R. Potter
                               Douglas R. Potter
                               Vice President of Finance and CFO
                              (Principal financial and accounting officer)