Form 10-K
period 1996-12-28
DYNAMICS RESEARCH CORP
filed 1997-03-27
CIK 30822

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                                FORM 10-K
[ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended December 28, 1996

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

     60 FRONTAGE ROAD
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

                               (Continued)
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.   [ ]

    As of March 14, 1997, the aggregate market value of Common Stock held by nonaffiliates of the Registrant was $42,889,183 and the number of shares of Common Stock, $.10 par value, of the Registrant outstanding was 5,698,325.

                   Documents Incorporated By Reference
Portions of the 1996 Annual Report to Shareholders are incorporated by reference in Parts I and II. Portions of the Registrant's Proxy
Statement for the 1997 Annual Meeting of Shareholders are incorporated by reference in Part III.

The Exhibit Index is on pages 25 and 26.


                      DYNAMICS RESEARCH CORPORATION
                                Form 10-K
               For the Fiscal Year Ended December 28, 1996

Part I                                                           Page

  Item  1.     Business                                              4

        2.     Properties                                           12

        3.     Legal Proceedings                                    13

        4.     Submission of Matters to a Vote of Security Holders  13

        4A.     Executive Officers of the Registrant                13

Part II
        5.     Market for Registrant's Common Equity and
                  Related Stockholder Matters                       14

        6.     Selected Financial Data                              14

        7.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations               14

        8.     Financial Statements and Supplementary Data          13

        9.     Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure               15

Part III
        10.     Directors and Executive Officers of the Registrant  16

        11.     Executive Compensation                              16

        12.     Security Ownership of Certain Beneficial Owners
                              and Management                        16

        13.     Certain Relationships and Related Transactions      16

Part IV
        14.     Exhibits, Financial Statement Schedules,
                   and Reports on Form 8-K                          17


                                 PART I

Item 1.  Business

    Dynamics Research Corporation (referred to herein as "DRC" or the "Company") was organized in 1955 under the laws of the Commonwealth of Massachusetts.

    The Company is principally engaged in providing a broad range of technical services including information systems development and operation, engineering, and management support services to organizations of the United States Department of Defense (DoD), other agencies of the U.S. and state governments and commercial companies. The Company also designs, manufactures and sells digital instruments and precision components that are primarily used in computer-controlled systems.

Information Systems Development and Operation

    DRC provides systems analysis and programming support primarily to government customers. The Company designs, develops, installs, operates, and maintains custom-engineered data systems. Systems developed by DRC gather information electronically from various sources, organize the data and store it in large databases. The Company's systems enable customers to track product location and configuration and to perform detailed reliability, maintainability, quality assurance, vendor qualification and cost analyses. The Company has developed such systems for transit vehicles, missiles, submarines, surface ships, land warfare weapons, and aircraft.

    The Company's major DoD information systems programs are sometimes referred to as logistics information systems. These systems are essentially product management information systems and involve inventory requirements and control, maintenance and repair, warranty analysis, supply, distribution and other functions critical to effective and economical support of both hardware and software throughout the system's life.

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

    Under contract with the U.S. Air Force, the Company designed, developed, implemented and operates Tactical Interim CAMS and REMIS Reporting System (TICARRS). The TICARRS databases support the operation of F-15 and F-16 aircraft and provide, upon request by the Air Force user organizations worldwide, a variety of operational reports. Data include results from flight operations and maintenance activities. Although remote computer terminals and communications interfaces are an integral part of the system, the host computer facility and its associated databases are located at a Company facility. During 1996, the Company received a subcontract to participate in the development of the Air Force's
Integrated Maintenance Data System ("IMDS") as a successor to TICARRS and other existing systems.

    Weapon Systems Management Information System (WSMIS) is a primary Air Force decision support tool for assessing the impacts of logistics status on potential wartime capabilities. WSMIS computes inventory requirements and purchasing needs for high-tech, high-cost aircraft spare parts to meet aircraft availability requirements. WSMIS also controls repair, manufacturing and distribution schedules to meet customer demands. WSMIS assesses the "health" and capability of the Air Force's weapon systems to meet wartime objectives. DRC served as the overall functional integrator of WSMIS and the developer of certain WSMIS modules. Currently, the Company provides operational support for the system as well as software development modifications and other changes.

    During 1996, the Company was awarded a contract to implement a distributed computer-based system for managing child welfare cases handled by the State of New Hampshire's Department of Health and Human Services.

    In February of 1997, DRC announced the award of a $36 million contract- $24 million of which is slated for 1997 - to install and maintain computer hardware and communication systems for the State of Ohio's Department of Health and Human Services.

    Critical to the development of information systems is the Company's software development process and related tools. The Company's approach to mission-critical software stresses principles of continuous software quality evaluation and increased visibility throughout the software development life cycle. The Company uses commercially available software development tools and internally developed tools to meet the needs of software acquisition managers and developers. The Company has achieved certification Level II under standards of the Software Engineering Institute.

    The Company has developed AdaMAT, a software program licensed to both government and commercial customers, as a tool for an Ada software engineering environment. AdaMAT helps Ada users and managers of Ada development efforts adhere to specific programming practices and program development goals during coding, testing, and maintenance of the software by allowing visibility into the quality of the code at any given point in time.

Engineering and Management Support Services

    The Company increased its research and development efforts during 1995 and 1996 in connection with an object-oriented system and software development tool which enables developers to build applications using diagrams. This tool supports team-based development and includes capabilities for automated source code and documentation generation.

    During 1996, the Company entered into an agreement with Pacific Bell, a subsidiary of Pacific Telsis Group, to market, support and enhance Pacific Bell's telephone fraud control system known as "Sleuth". The Sleuth system is used to detect potential fraudulent usage of "alternate billing services" such as calling cards, and is currently used by five other Regional Bell Operating Companies (RBOC's) in addition to Pacific Bell. The Company intends to enhance the Sleuth system to support the existing Sleuth user group, and to market the system to other potential users.

    Under various DoD contracts, the Company has performed a variety of services for its U.S. Government customers to assist them in planning and managing their large system development programs. This business area utilizes a wide range of technical and management skills of Company personnel to plan, analyze, design, test, support, train, maintain, and dispose of a variety of complex systems. Systems include radar, C3I, missile, aircraft, information, software, munitions, and soldier protective gear.

    The Company provides support at all stages of a system's life. In response to emerging requirements, the Company helps customers define, develop, and initiate new programs. The Company also helps customers obtain program approval, conduct strategic planning, and evaluate proposals from industry. After prime contract awards, the Company helps monitor contractor activities, evaluate progress, and measure performance against program requirements.

    Under the umbrella of the U.S. Air Force Technical and Engineering Management Support (TEMS) contract, the Company has supported, among others, the following programs out of the Air Force Electronic Systems Center at Hanscom Air Force Base in Massachusetts:

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

    DRC served as a prime contractor under the TEMS program from 1984 to 1993. During 1993, the Air Force recompeted the TEMS program. DRC was a subcontractor on one of the winning teams, and was subsequently added as a subcontractor to several of the other winning bidders. A 1996 acquisition included a prime contract to provide support services under the TEMS program.

    In 1995, the U.S. Air Force awarded to the Company a 5-year contract (one year plus four option years) valued, depending on customer task ordering, at up to $23.7 million. Under the contract, DRC will provide technical and engineering services to the U.S. Air Force Air Logistics Center at Tinker AFB, Oklahoma as well as other Air Force logistics centers. Initial tasking under the new contract included orders to provide independent test and evaluation services of certain avionics and software under the Air Force B-1B aircraft program. DRC has been supporting the B-1B program since 1990.

    In 1996, the Defense Information Systems Agency (DISA) awarded multiple contracts under its Defense Enterprise Integration Services (DEIS-II) program. DRC is a member of the winning Computer Sciences Corporation team. DEIS-II is an indefinite order, indefinite quantity program that may be a vehicle for a wide variety of tasks which DRC will perform for DISA and related agencies. In particular, DRC brings its experience in Business Process Re-Engineering (BPR), as well as systems development, integration and migration, to the DEIS-II program. DRC also performed as a subcontractor to Computer Sciences Corporation under the predecessor DEIS contract since 1993.

    The Company supports the DoD in the area of acquisition logistics. DRC technical staff help customers plan and manage the implementation of program requirements throughout all phases of the acquisition process. In 1995, the Company received a five-year contract (one year plus four option years) to provide logistics modeling and analysis for the U.S. Air Force Air Staff, with a potential value depending upon tasking of up to $6.9 million. The Company also received a contract from the Federal Aviation Administration for a radar performance monitoring and analysis system and a contract for logistics modeling support for the DoD's Joint Advanced Strike Technology program. From 1987 to present the Company has provided acquisition logistics services to the Ballistic Missile Defense Organization (BMDO).

    The Company combines its expertise in the weapon system acquisition process with expertise in systems analysis, design, training and simulation, and human factors to perform human-systems integration and force analysis. DRC has provided force analysis support to the Army Research Laboratory since 1987. Force Analysis activities are focused on developing tools that support analysis of soldier and system effectiveness, identify and assess force improvement options (doctrine, training, leader development, organization, and material), and ensure that soldier considerations are addressed in force improvements. In 1995, DRC won a $22.5 million 5-year contract from the U.S. Army Research Laboratory to provide analysis, system development and support in several functional areas, including assessment of manpower, personnel and training issues, analysis of soldier systems performance, and integration of methods and databases for use by system designers. Under the Company's previous contract, begun in 1991, DRC developed a set of automated manpower and personnel integration analysis tools that are used to analyze system cost versus performance to help maintain optimal system performance at an affordable price. DRC also developed methods for analyzing training requirements to promote standardized training across the military services.

    Through its human-systems integration efforts, the Company helps the military benefit through improved performance and effectiveness, by matching soldiers to the tasks they must perform; cost and resource savings, by making soldiers more effective and by automating tasks; and more effective system design, by documenting relationships of design options to eventual performance.

    During 1996, the Company was awarded a 4-year U.S. Army contract valued at approximately $13 million, to apply certain teamwork training principles developed to improve performance in high pressure environments, to emergency room settings in civilian and military hospitals.

    HARDMAN III, a suite of microcomputer-based tools developed by DRC, estimates a weapon system's manpower and training requirements, calculating manpower requirements by military specialty, skill level, pay grade, and maintenance level for every unit within a specified force structure. This suite of tools also allows analysts to locate and distribute system-level requirements to lower-level tasks with consistency; estimate and set required parameters for personnel quality constraints that affect job performance; and evaluate contractor designs on the basis of performance requirements, available maintenance support, and operator crew sizes. The training model estimates a weapon system's total course costs, costs per graduate, instructor requirements, and training man-day requirements. The HARDMAN software has been used on over fifteen Army weapon systems. Recently, the suite of HARDMAN III tools has been consolidated into a single windows-based application called "IMPRINT" (Improved Performance Research Integration Tool).

    DRC is a subcontractor to Lockheed Martin on the U.S. Army's Warfighter 2000 Simulation. WARSIM will provide training for commanders and their staffs. DRC is leading the conceptual modeling, MANPRINT, and safety aspects of the effort. DRC is also providing system engineering and software engineering support to the Integrated Development Team.

    DRC is a subcontractor to Lockheed Martin for the Close Combat Tactical Trainer program (CCTT). CCTT will simulate Army tank and mechanized infantry units from vehicle crews to the battalion level. CCTT will use distributed, interactive simulation technology to provide a "virtual" training environment. DRC will conduct all manpower and personnel integration activities such as training, human factors engineering, system safety, health hazards, and survivability, and will develop modules of software for CCTT that generate tactical exercises and that assess unit performance.

    The Company's Test Equipment Division provides a variety of research, engineering, and manufacturing services in support of the U.S. Navy, including test equipment services for the Trident submarine's inertial gyroscopes, accelerometers, and other components. Also for the Navy, the Company has developed an automated system used for the design, simulation, synthesis, analysis, and verification of integrated circuits, printed circuit boards, and entire electronic systems. During 1996, the Company increased its support for the Navy in connection with the development of new processes for fabricating semiconductors "hardened" to survive severe environments.

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

    During 1995, DRC was awarded two prime contracts to serve Federal agencies other than DoD. The first award was from the U.S. Department of the Treasury to provide information technology support services to the Internal Revenue Service and other Treasury departments. The contract is for one year plus four one-year options with an aggregate ceiling of $200 million. The contract may be used for a broad range of information system development, acquisition support, and other management services. The Treasury made multiple awards and expects the best technical and management performing contractors to obtain the highest level of tasking over the life of the program. Through the end of 1996, the Company has
achieved approximately   $1.3 million of revenue under this contract.
The second award, from the General Services Administration, permits DRC to provide a broad range of information technology services including software management, communications systems support, satellite communications systems, acquisition support, and system engineering under the GSA's Federal Systems Integration and Management program (FEDSIM). This contract may serve as a vehicle for services to the GSA as well as other Federal agencies.

Digital Instruments and Precision Components

    The Company operates two units that produce digital instuments and precision components for commercial markets, the Encoder Division and the Metrigraphics Division. The Encoder Division designs, manufactures and markets a line of digital encoders used to sense position in equipment. These products use optical techniques to convert motion to digital signals that can then be used to control the speed and position of devices such as machine tools, computer peripherals, robotics arms and medical equipment.

    Beginning in late 1992 and continuing through 1993, the Company invested in a specialized production line and produced a line of encoders for an automotive industry manufacturing customer. This line of encoders is designed into a fuel pump and is used to control fuel flow and reduce emissions. Manufacturing on the line commenced in 1993, became fully operational in 1994 and has continued through 1996.

    The Metrigraphics Division uses photolithographic processes to manufacture optical discs, scales and reticles that are used for precision measurement. Metrigraphics also uses various metal deposition processes, including electroplating and electroforming, to produce a variety of precision components. Products include printheads and oriface plates used in electronic printers.

    Using a process called electroforming, DRC manufactures precision components used in inkjet cartridges. These products are a substantial portion of the sales of the Metrigraphics Division. In December 1995, the Company leased 27,000 square feet in Wilmington, Massachusetts to provide space for a second electroform production facility. During 1995 and 1996, approximately $7 million has been incurred for the purchase of production equipment to expand the Company's electroform capacity.

    The customers for both of these divisions are primarily manufacturing companies which integrate the Company's components into their equipment. Encoder and Metrigraphics engineers work closely with customer engineers to design and develop prototypes to meet customer product requirements. Repeat orders for these customer-designed components are a significant element of sales. High quality standards and competitive unit costs are critical aspects of this business.

United States Government Contracts

    Contracts for the Company's defense services are obtained by marketing and technical personnel employed by the Company. The
Company's other products are sold by sales personnel employed by the Company and sales representatives.

    During 1996, the Company's revenues from contracts with the DoD, either as prime contractor or subcontractor, accounted for approximately 74% of the Company's total revenues. The Company's government contracts fall into one of three categories: (1) fixed price, (2) time and materials, and (3) cost plus fixed fee. Under a fixed price contract, the customer pays an agreed upon price for the Company's services or products, and the Company bears the risk that increased or unexpected costs may reduce its profits or cause it to incur a loss. Conversely, to the extent the Company incurs actual costs below anticipated costs on these contracts, the Company could realize greater profits. Under a time and materials contract, the government pays the Company a fixed hourly rate intended to cover salary costs and related indirect expenses plus a profit margin. Under a cost plus fixed fee contract, the government reimburses the Company for its allowable direct expenses and allowable and allocable indirect costs and pays a negotiated fee. In 1996, approximately 65% of the Company's government contracts revenue was under fixed price or time and material contracts, while approximately 35% of revenue was under costs plus fixed fee contracts.

    During 1996, the Company's U.S. Government business consisted of approximately 105 separate contracts on 60 different programs. The Company's contracts with the government are generally subject to termination at the convenience of the government; however, the Company would be reimbursed for its allowable costs to the time of termination and would be paid a proportionate amount of the stipulated profit attributable to the work actually performed. Although government contracts may extend for several years, they are generally funded on an annual basis and are subject to reduction or cancellation in the event of changes in government requirements or budgetary concerns. If the U.S. Government curtails expenditures for research, development and consulting activities, such curtailment might have an adverse impact on the Company's sales and earnings.

Backlog

    At December 28, 1996, the Company's backlog of unfilled orders was approximately $73,200,000 compared with $61,284,000 at December 30, 1995. The Company expects that substantially all of its backlog on December 28, 1996 will be filled during the year ending December 31, 1997. The Company has a number of multi-year contracts with agencies of the U.S. Government on which actual funding generally occurs on an annual basis. The Company's business does not have seasonal characteristics but a portion of its funded backlog is based on annual purchase contracts, and the amount of funded backlog as of any date can be affected by the timing of order receipts and deliveries thereunder.

Competition

    The Company competes with both domestic and foreign firms, including larger diversified companies and smaller specialized firms. The U.S. government's own in-house capabilities are also, in effect, competitors of the Company because various agencies perform certain types of services which might otherwise be performed by the Company. The principal competitive factors for defense services are price, performance, technical competence and reliability. In addition, in the commercial business, the Company also competes with other manufacturers of encoders, electroform vendors and suppliers of precision measurement scales. The principal competitive factors effecting the precision components manufacturing business are price, product quality and custom engineering to meet customer system requirements.

Research and Development

    The Company expended approximately $2,702,000 (inclusive of overhead and other indirect costs) on new product and service development during the year ended December 28, 1996, as compared to expenditures of $1,949,000 during 1995 and $224,000 during 1994.

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

Employees

    At December 28, 1996, the Company had 1,349 employees.

Proprietary Information

    Patents, trademarks and copyrights are not materially important to the business of the Company. The United States Government has certain proprietary rights in processes and data developed by the Company in its performance of government contracts.

Item 2.  Properties

    The Company leases offices and other facilities, totaling approximately 231,000 square feet, which are utilized for its defense services, manufacturing and warehousing operations as well as its marketing and engineering offices. The Company has manufacturing and office space in Wilmington, Massachusetts under three leases totaling 113,000 square feet, expiring in 2000, with options to the year 2005. The remaining leased facilities consist of offices in 24 locations across the United States. The Company owns a 135,000 square foot facility in Andover, Massachusetts. This building was purchased in 1993 and is utilized for its defense service operations and corporate administrative offices.

    The Company's total rental cost for 1996 was $2,014,000.

    The Company believes its properties are adequate for its present needs. See Note 8 to the Consolidated Financial Statements included in the Company's 1996 Annual Report to Shareholders for a description of the Company's lease obligations.

Item 3.  Legal Proceedings

    The Company is not a party to any material litigation.

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

                             Years of
                       Age   Service    Position

John S. Anderegg, Jr.   73       42     Chairman

Albert Rand             70       37     President and Chief Executive Officer

John L. Wilkinson       57       15     Vice President,  Human Resources

Douglas R. Potter       46        3     Vice President of Finance,
                                         Chief Financial Officer

    Each of the persons named above has served in the position indicated for more than five years, with the exception of Douglas R. Potter. Mr. Potter was appointed Vice President of Finance and Chief Financial Officer in November 1993. He was Vice President, Treasurer, and Chief Financial Officer of SofTech, Inc. of Waltham, Massachusetts from 1990 to 1993.


                                 PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters

    The common stock of Dynamics Research Corporation is traded on the NASDAQ National Market under the symbol (DRCO).

    The high and low bid prices for the quarters in 1995 and 1996 and the number of holders of record of the Company's common stock are described in the Company's Annual Report to Shareholders for 1996 under the caption "Stock Prices" and "Number of Shareholders," and such information is incorporated herein by reference.

    In September 1984, the Board of Directors indicated its intention not to declare cash dividends to preserve cash for the future growth and development of the Company. The Company did not declare any cash dividends between 1984 and 1996 and does not anticipate doing so for the foreseeable future.

Item 6.  Selected Financial Data

    The section entitled, "Five Year Summary of Selected Financial Data" in the Company's Annual Report to Shareholders for 1996 is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Shareholders for 1996 is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

    The following financial statements are filed as part of this Annual
Report:

     Report of Independent Public Accountants

     Consolidated Balance Sheets at December 28, 1996, December 30, 1995 and December 31, 1994

     Consolidated Statements of Operations for the three years ended December 28, 1996

     Consolidated Statements of Shareholders' Investment for the three years ended December 28, 1996

     Consolidated Statements of Cash Flows for the three years ended December 28, 1996

     Notes to Consolidated Financial Statements

    (The consolidated financial statements and related notes listed above are incorporated by reference to the Company's Annual Report to Shareholders for the year 1996.)

     Report of Independent Public Accountants on Schedules to
        Consolidated Financial Statements

     Schedule VIII - Valuation and Qualifying Accounts for the three years ended December 28, 1996

     The foregoing schedule is included as part of Item 14 of this Annual Report on Form 10-K

    All other financial statements and schedules have been omitted because the information required to be submitted has been included in the financial statements and related notes or they are either not applicable or not required under the rules of Regulation S-X.

    Quarterly financial data presented on page 11, and Management's Discussion and Analysis of Financial Condition and Results of Operations presented on pages 12-14, of the Company's Annual Report to Shareholders for the year 1996, are also incorporated herein by reference. With the exception of the portions listed in the above index, the Annual Report referred to above is not to be deemed filed as part of the financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    Not applicable.


                                PART III


Item 10.  Directors and Executive Officers of the Registrant

    Information with respect to Directors of the Registrant in the section entitled "Election of Directors" in the Company's definitive proxy Statement for the 1996 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 28, 1996, is incorporated herein by reference.

    Information relating to the Executive Officers of the Company is included in Item 4A of Part I of this Form 10K.

    Mr. Albert Rand, president and chief executive officer reported on form 5 the sale of shares of the Company's Common Stock during 1996 for which form 4 was inadvertently not filed.

Item 11.  Executive Compensation

    Information called for by this item is incorporated by reference from the section entitled "Compensation and Related Matters" in the Company's definitive Proxy Statement for the 1996 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 28, 1996.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

    Information called for by this item is incorporated by reference from the sections entitled "Common Stock Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement for the 1996 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 28, 1996.

Item 13.  Certain Relationships and Related Transactions

    Not applicable.






                                 PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a)   (1) and (2) Financial Statements and Schedules - See Item 8.

    (a) (3) Exhibits. The exhibits that are filed with this Form 10-K, or that are incorporated herein by reference, are set forth in the Exhibit Index, which appears in Part IV of this report on pages 24 and 25.

    (b)   Reports on Form 8-K.

          No reports on Form 8-K were filed by the Company during the last quarter of fiscal 1996.

          REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES
                  TO CONSOLIDATED FINANCIAL STATEMENTS





To Dynamics Research Corporation:

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Dynamics Research Corporation's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 7, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                              ARTHUR ANDERSEN LLP





Boston, Massachusetts,
February 7, 1997








                                                         Exhibit 99

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

Uncertainties as to Department of Defense and Other Federal Agency
Budgets

     The Company has historically derived a substantial portion of its revenue from contracts and subcontracts with the Government, and currently more than 74% of the Company's revenue is derived from the Department of Defense business. During the past, the Company's defense business has been adversely affected by significant changes in defense spending. Overall U.S. defense budgets have been declining, and the effects of this general decline and attendant increased competition within the consolidating defense industry is expected to continue. Funding limitations could result in a reduction, delay, or cancellation of existing or emerging programs. These factors, among others, have reduced the Company's revenue and operating margins on its defense contracts in recent fiscal periods. The Company anticipates that competition in all defense-related areas will continue to be intense and that, accordingly, there will be continued significant competition when the Company's defense contracts are rebid and continued significant competitive pressure to lower prices, which may reduce profitability in this area of the Company's business. Any reduction in the level or profitability of the Company's defense business, if not offset by new commercial business or other business with the federal government, will adversely affect the Company's business, financial condition and results of operations.

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

     Governmental awards of contracts are subject to regulations and procedures that permit formal protests by losing bidders. Such protests may result in significant delays in the commencement of expected contractual effort, or the reversal of a previous award decision, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The Government has the right to terminate contracts for convenience. In such a termination, the Company would generally recover costs incurred up to termination, costs required to be incurred in connection with the termination, and a portion of the fee earned commensurate with the work performed to termination. However, significant adverse effects on the Company's indirect cost pools may not be recoverable in connection with a termination for convenience. Contracts with state and other governmental entities are subject to the same or similar risks.

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



Risk of Economic Events Effecting the Company's Business Segments

     Certain of the Company's precision products are components of commercial products. Factors that affect the production and demand for such products, including economic events, competition, technological change and productions stoppages, could adversely affect demand for the Company's products. Certain of the Company's products are incorporated into capital equipment, such as machine tools and other automated production equipment, used in the manufacture of other products. As a result, this portion of the Company's business may be subject to fluctuations in the manufacturing sector of the overall economy. An economic recession could have a material adverse effect on the rate of orders received by the commercial divisions. Significantly lower production volumes resulting in under-utilization of the Company's manufacturing would adversely affect the Company's profitability.

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

Date:  March 21, 1997

     DYNAMICS RESEARCH CORPORATION


     by:       /s/ Albert Rand
     Albert Rand, President
     (Principal Executive Officer)


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 21st of March, 1997.



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


     /s/ Thomas J. Troup
     Thomas J. Troup     Director


     /s/  James P. Mullins
     Gen. James P.Mullins     Director

                              SCHEDULE VIII

             DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES

                    VALUATION AND QUALIFYING ACCOUNTS

               FOR THE THREE YEARS ENDED DECEMBER 28, 1996

                        (in thousands of dollars)

            ALLOWANCE FOR DOUBTFUL ACCOUNTS AND SALES RETURNS


Balance, December 25, 1993                         $418
 Additions charged to expense                       222
 Write-off of uncollectible accounts, net           (54)

Balance, December 31, 1994                         $586
 Additions charged to expense                        (2)
 Write-off of uncollectible accounts, net          (182)

Balance, December 30, 1995                         $402
 Additions charged to expense                       (54)
 Write-off of uncollectible accounts, net            (8)

Balance, December 28, 1996                         $340

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

     4.1  Common stock certificate.

     4.2  Preferred stock certificate.

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

    10.0  Material Contracts

    10.1 Amended 1983 Stock Option Plan. (Incorporated by reference to the Registrant's Form 10-K for the year ended 12/27/87)

    10.2 1993 Equity Incentive Plan. (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended 6/12/93)

    10.3  1995 Stock Option Plan for non-employee directors.
        (Incorporated by reference to the Registrant's Form 10-K for the year ended 12/31/94)

    10.4  Form of Dynamics Research Corporation Indemnification
        Agreement for Directors. (Incorporated by reference to the Registrant's Form 10-K for the year ended 12/28/91)

    10.5 Form of Dynamics Research Corporation Severance Agreement for Messrs. Anderegg and Rand. (Incorporated by reference to the Registrant's Form 10-K for the year ended 12/28/91)

    10.6 Dynamics Research Corporation Deferred Compensation Plan for Non-Employee Directors. (Incorporated by reference to the Registrant's Form 10-K for the year ended 12/28/91)

    10.7 Mortgage Agreement dated February 5, 1993 between Dynamics Research Corporation and ABN AMRO Bank, N.V. (Incorporated by reference to the Registrant's Form 8-K on May 5, 1993)

    13.0 Annual Report to security holders, Form 10-Q or quarterly reports to security holders.

    13.1 The Company's Annual Report to Shareholders for the year ended December 28, 1996 filed herewith with the exception of the information incorporated by reference in parts I, II and IV of this Form 10-K is not deemed to be filed as part of this report.

    23.0  Consents of experts and counsel

    23.1 Consent of Independent Accountants (Arthur Andersen LLP) dated March 26, 1997 filed herewith.

    99.0  Important Factors Regarding Forward-Looking Statements.

    *     Management contract of compensatory plan or arrangement.