Form 10-Q
period 1997-03-31
DYNAMICS RESEARCH CORP
filed 1997-05-15
CIK 30822

Form 10-Q
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


[x]     Quarterly Report Pursuant to Section 13 or 15(d)
         of the Securities Exchange Act of 1934
           For the Quarterly Period Ended March 31, 1997.

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

Yes  x     No     .

    The number of shares outstanding of the Registrant's Common stock, par value $.10 per share, at April 9, 1997 was 5,689,925 shares.








                         DYNAMICS RESEARCH CORPORATION

                                    INDEX


                                                                Page
Part I     Financial Information                               Number


     Item 1.     Financial Statements

          Consolidated Balance Sheets -
               March 31, 1997 and December 28, 1996 . . . . . .  3

          Consolidated Statements of Income -
               Quarterly Period Ended March 31, 1997 and
               March 23, 1996 . . . . . . . . . . . . . . . . .  4

          Consolidated Statements of Cash Flows -
               Quarterly Period Ended March 31, 1997 and
               March 23, 1996 . . . . . . . . . . . . . . . . .  5

          Notes to Consolidated Financial Statements  . . . . .  6


     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations  . . 7


Part II.  Other Information

     Item 6.     Exhibits and Reports on Form 8-K  . . . . . .   9


Signature  . . . . . . . . . . . . . . . . . . . . . . . . . .   10

PART I.  FINANCIAL INFORMATION

DYNAMICS RESEARCH CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars except share data)
                    (unaudited)
ASSETS                                      March 31, 1997  December 28, 1996
CURRENT ASSETS:
  Cash and cash equivalents                  $      165        $      234
  Receivables, less allowances of $326
   in 1997 and $340 in 1996                      19,772            19,436
  Unbilled expenditures and fees
   on contracts in process                       18,287            22,690
  Inventories                                     2,903             3,211
  Refundable income taxes                         1,436             1,436
  Prepaid expenses and other current assets       1,254             1,247
       Total current assets                      43,817            48,254

Property, plant and equipment, at cost
     Land                                         1,126             1,126
     Building                                     7,774             7,774
     Machinery and equipment                     41,824            40,970
  Less accumulated depreciation
   and amortization                             (28,909)          (28,266)
    Net property, plant and equipment            21,815            21,604
  Excess of purchase price over net assets
    of business acquired, net                     1,156             1,244
       Total assets                          $   66,788        $   71,102

LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Notes payable                              $   11,250        $   10,600
  Accounts and drafts payable                     2,759             8,925
  Accrued payroll and employee benefits           7,790             6,998
  Deferred contract and other revenue               150                42
  Other accrued expenses                            949               852
  Accrued and current deferred income taxes       6,567             6,091
  Current portion of long-term debt               1,201             1,201
      Total current liabilities                  30,666            34,709

Long-term debt                                        -               300
Deferred income taxes                               600               854
SHAREHOLDERS' INVESTMENT:
  Preferred stock, par value $.10 per share
     5,000,000 shares authorized, none issued
  Common stock, par value $.10 per share -
     Authorized - 15,000,000 shares
     Issued -  6,707,433 shares in 1997
      and 6,689,767 in 1996                         671               669
  Less: Treasury stock - 1,009,508 in 1997
   and 996,108 in 1996, at par value               (101)             (100)
  Capital in excess of par value                  9,472             9,516
  Retained earnings                              25,480            25,154
      Total shareholders' investment             35,522            35,239
      Total liabilities and
       shareholders' investment              $   66,788        $   71,102

The accompanying notes are an integral part of these consolidated financial statements.



DYNAMICS RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands of dollars, except per share data)
(unaudited)




                                            Quarter Ended      12 Weeks Ended
                                            March 31, 1997     March 23, 1996
Product sales and contract revenue:
   Contract revenue                          $   26,874        $   20,474
   Product sales                                  6,134             6,153
Total revenue                                    33,008            26,627

Costs and expenses:
   Cost of contract revenue                      23,771            18,534
   Cost of goods                                  5,169             4,559
   Selling, engineering and
    administrative expenses                       3,304             3,100
Total costs and expenses                         32,244            26,193

Operating income                                    764               434

Interest expense, net                               205               100

Income before provision for income taxes            559               334

Provision for income taxes                          233               125

Net income                                   $      326        $      209


Net income per common share: *               $      .05        $      .03


Weighted average common shares outstanding *     6,266,031         6,219,373



The accompanying notes are an integral part of these consolidated financial statements.

*  Retroactively adjusted for the April 1997 stock dividend.


DYNAMICS RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)

                                           Quarter Ended       12 Weeks Ended
                                           March 31, 1997      March 23, 1996

Cash provided by operations:
  Net income                                 $      326        $      209
  Depreciation and amortization                   1,199             1,180
  Deferred income taxes                            (254)                -
  Provision for receivable reserves                 (14)                9
                                                  1,257             1,398

  Cash provided by (used for) working capital:
    Receivables                                    (322)           (7,899)
    Unbilled expenditures and fees
     on contracts in process                      4,403             5,841
    Inventories                                     308              (475)
    Refundable income taxes                           -                 3
    Prepaid expenses and other current assets        (7)             (164)
    Accounts and drafts payable                  (6,166)              464
    Accrued payroll and employee benefits           792               768
    Deferred contract and other revenue             108              (599)
    Other accrued expenses                           97               (10)
    Accrued and current deferred income taxes       476              (225)

  Net cash provided by (used for) operations        946              (898)

Cash used for investing activities:
  Additions to property, plant
   and equipment, net                            (1,197)           (1,792)
  Excess of purchase price over net assets
   of business acquired, net                       (125)           (2,000)
  Net cash used for investing activities:        (1,322)           (3,792)

Cash provided by (used for) financing activities:
  Net borrowings (repayment) under
   line of credit agreements
                                                    650             4,196
  Principal payments under long-term borrowings    (300)             (300)
  Proceeds from the exercise of stock options        74               183
  Purchase of treasury shares                      (117)                -
  Net cash provided by (used for)
   financing activities                             307             4,079

Net increase (decrease) in cash
 and cash equivalents                               (69)             (611)
Cash and cash equivalents at
 the beginning of the year                          234               777
Cash and cash equivalents at
 the end of the period                       $      165        $      166

Supplemental disclosures of cash flow information:
Cash paid during the quarterly period for:
   Interest                                  $      173        $      108
   Income taxes                              $       16        $      659

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

          The results of operations for the quarterly period ended March 31, 1997 may not be indicative of the results that may be expected for the fiscal year ending December 31, 1997.


Note 2. Inventories are comprised of the following (in thousands of dollars):

                                         March 31, 1997     December 28, 1996
     Work in process                          $1,035               $1,411
     Raw materials and subassemblies           1,868                1,800
               Total inventories              $2,903               $3,211

Note 3. The Company has changed its fiscal year. Previously, the Company used a 13-period accounting year with the first three fiscal quarters containing twelve weeks and the fourth fiscal quarter containing sixteen weeks. In 1996, the Company's fiscal year ended on December 28, 1996. The Company's fiscal year will now end on December 31 in each year, and the Company will employ a calendar-month accounting year. The Company's first year under this new method commenced on December 29, 1996 and will terminate on December 31, 1997. Accordingly, the first quarter of fiscal 1997 will contain thirteen weeks and 3 days. Thereafter, all quarters will contain thirteen weeks.








       Item 2.  Management Discussion and Analysis of Financial
                Condition and Results of Operations

Results of Operations

    Because the first quarter of 1996 contains 12 weeks and the first quarter of 1997 contains 13 weeks and 3 days as described in Note 3, the two quarters are not directly comparable. However, it is not practicable for the Company to provide financial information for comparable periods. Other than the factors discussed below and the additional length of the 1997 first quarter, the Company is not aware of any factors that would materially affect the comparability of the financial information. (The first quarter of 1997 is referred to herein as the first three months of 1997 as the three additional days in the quarter included only two working days.)

      Total revenue increased $6,381,000 or 24% for the first three months of 1997 compared to the first twelve weeks of 1996, consisting of increases mainly in the systems and services business segment.

    Contract revenues for the systems and services segment increased 31% for the first three months of 1997 compared to the first twelve weeks of 1996. Contributors to this growth included technical and management services contracts with the U.S. Army and Air Force as well as non-defense Federal and State contracts. Defense budget pressures and priorities may alter the future scope of defense programs, and the potential impact of these changes on the Company's future revenue is difficult to predict. Much of the Company's contract revenue relates to the development and operation of computer-based management information and logistics support systems, as well as other information technology services. The Company is continuing to pursue additional programs both within the Department of Defense (DoD) and with other government agencies, as well as in the telecommunications and non-defense information technology markets.

    During the first quarter of 1996 the Company acquired the Massachusetts based operations of Support Systems Associates, Inc.
(SSAI). The acquired business included a prime contract to provide services under the Air Force's Technical & Engineering Management Support (TEMS) program which had an unfunded backlog with a potential value of approximately $24 million that may be used to support both existing business and new tasking for three years. The first quarter of 1997 reflects a full quarter of revenues under this contract.

    Product sales decreased less than 1% for the first three months of 1997 compared to the first twelve weeks of 1996. Sales of electroformed components for commercial ink-jet printers decreased in the quarter.

    Cost of contract revenue as a percentage of contract revenue decreased to 88% for the first three months of 1997 from 91% for the first 12 weeks of 1996. The shift from a subcontractor to a prime contractor on certain "time and material" business under the TEMS program increased hourly billing rates available to the Company for a full quarter in 1997. However, profit margins in the Defense services segment of the Company's business continue to be under pressure.

       Cost of goods as a percentage of product sales for the first three months of 1997 was 84%, up from 74% for the first twelve weeks of 1996. This increase was attributed principally to decreased production levels of electroformed components for commercial ink-jet printers.

    Selling, engineering and administrative expenses increased 7% from 1996 principally due to increased research and development and marketing efforts by the Company in connection with a software design and development tool which was announced during 1996.

    Interest expense, net was $205,000 in 1997 compared to $100,000 in 1996. This increase resulted from a higher level of average borrowings during the first quarter of 1997 which was due to working capital requirements attributable to growth, $9.3 million of capital expenditures in 1996 and a $2 million acquisition in 1996.

    The effective tax rate for the first three months of 1997 was 41.7% compared to 37.4% in 1996. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes (SFAS 109).



     Liquidity and Capital Resources

     During the first quarter of 1996, the Company's cash and cash equivalents decreased by $69,000. Receivables increased $336,000 to $19,772,000 at March 31, 1997 from $19,436,000 at December 28, 1996 while unbilled expenditures and fees on contracts in process decreased $4,403,000 to $18,287,000 from $22,690,000. These changes are principally due to the final billing of retained costs and fees on a large fixed price contract as well as invoicing provisions on various other contracts.

     Capital spending during the first quarter of 1997 was $1,197,000, consisting principally of computer equipment. This level of capital spending is expected to continue during 1997.

     The Company's primary sources of liquidity have been cash flow from operations and bank credit lines. At March 31, 1997, $7,750,000 was available under the Company's current lines of credit. The Company believes that its liquid assets, cash flow from operations, available bank lines of credit and additional bank financing will satisfy its operating and capital requirements for the foreseeable future.

     Forward Looking Information

     This report includes certain forward-looking statements about the Company's business including the effect of the federal budget on the Company's sales, anticipated capital spending, research and development spending and marketing spending. Such forward-looking statements are subject to risk and uncertainties that could cause the actual results to vary materially. These risks and uncertainties, discussed in more detail in the Company's Form 10-K for the year ended December 28, 1996, include possible reductions in federal funding for the Company's customers and potential customers, concentration of customers, risks of sustaining existing contracts and orders thereunder at the same or increasing levels and obtaining of new contracts, high levels of competition and difficulties of entering new markets, government contracting issues including audit adjustments and costs of completing fixed-price contracts, supply difficulties, warranty claims, and factors affecting the business segments in which the Company operated and the economy generally.




PART II.  OTHER INFORMATION





Item 6.  (a)  Exhibits

           (10.1)  Amended 1995 Stock Option Plan for Non-Employee
        Directors

           (10.2)  Form of Consulting Agreement between Dynamics
        Research Corporation
                      and Albert Rand

           (10.3) Form of Supplemental Retirement Pension Agreement between Dynamics
                      Research Corporation and Albert Rand

           (27.1)  Financial Data Schedule

Item 6  (b)  Reports on Form 8-K

           The Registrant did not file any reports on Form 8-K during the quarterly period for which this report is filed.


SIGNATURE



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               DYNAMICS RESEARCH CORPORATION
                                                       (Registrant)



Date:  May 13, 1997                      By: /s/ Douglas R. Potter
                                                 Douglas R. Potter
                                                 Vice President of Finance
                                                 and Chief Financial Officer
                                                 (Principal financial and
                                                 accounting officer)