Form 10-Q
period 1997-06-30
DYNAMICS RESEARCH CORP
filed 1997-08-11
CIK 30822

Form 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


[x]     Quarterly Report Pursuant to Section 13 or 15(d)
         of the Securities Exchange Act of 1934
           For the Quarterly Period Ended June 30, 1997.

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

Yes  x     No     .

    The number of shares outstanding of the Registrant's Common stock, par value $.10 per share, at July 23, 1997 was 6,275,943 shares.








DYNAMICS RESEARCH CORPORATION


INDEX

                       Page
Part I     Financial Information
Number


     Item 1.     Financial Statements

          Consolidated Balance Sheets -
               June 30, 1997 and December 28, 1996. . .             3

          Consolidated Statements of Income -
               Three and Six Months Ended June 30, 1997 and
               Twelve and Twenty-four Weeks Ended June 15, 1996.    4

          Consolidated Statements of Cash Flows -
               Six Months Ended June 30, 1997 and
               Twenty-four Weeks Ended June 15, 1996    . . . . .   5

          Notes to Consolidated Financial Statements  . . . . . .   6


     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations  . .    7


Part II.  Other Information

     Item 6.     Exhibits and Reports on Form 8-K  . . . . . . .    9


Signature  . . . . . . . . . . . . . . . . . . . . . . . . . . .   10

PART I.  FINANCIAL INFORMATION

DYNAMICS RESEARCH CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars except share data)
                    (unaudited)
ASSETS                                      June 30, 1997    December 28, 1996
CURRENT ASSETS:
  Cash and cash equivalents                  $     441          $     234
  Receivables, less allowances of $329 in
   1997 and $340 in 1996                        22,959             19,436
  Unbilled expenditures and fees on
   contracts in process                         20,773             22,690
  Inventories                                    3,517              3,211
  Refundable income taxes                        1,136              1,436
  Prepaid expenses and other current assets      1,104              1,247
       Total current assets                     49,930             48,254

Property, plant and equipment, at cost
  Land                                           1,126              1,126
  Building                                       7,774              7,774
  Machinery and equipment                       43,315             40,970
  Less accumulated depreciation
   and amortization                            (29,575)           (28,266)
    Net property, plant and equipment           22,640             21,604
  Excess of purchase price over net assets
   of business acquired, net                       936              1,244
       Total assets                          $  73,506          $  71,102

LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Notes payable                              $  12,100          $  10,600
  Accounts and drafts payable                    7,359              8,925
  Accrued payroll and employee benefits          8,881              6,998
  Other accrued expenses                         1,438                894
  Accrued and current deferred income taxes      6,851              6,091
  Current portion of long-term debt                  -              1,201
      Total current liabilities                 36,629             34,709

Long-term debt                                       -                300
Deferred income taxes                              600                854
SHAREHOLDERS' INVESTMENT:
  Preferred stock, par value $.10 per share -
     5,000,000 shares authorized, none issued
  Common stock, par value $.10 per share -
     Authorized - 15,000,000 shares
     Issued -  7,326,256 shares in 1997
      and 6,689,767 in 1996                        733               669
  Less: Treasury stock - 1,050,313 1997
   and 996,108 in 1996, at par value              (105)             (100)
  Capital in excess of par value                14,616             9,516
  Retained earnings                             21,033            25,154
      Total shareholders' investment            36,277            35,239
      Total liabilities and
       shareholders' investment              $  73,506          $ 71,102

The accompanying notes are an integral part of these consolidated financial statements.


DYNAMICS RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands of dollars, except per share data)
(unaudited)


                         Three Months  Twelve Weeks  Six Months  Twenty-Four
                             Ended        Ended         Ended    Weeks Ended
                       June 30, 1997 June 15, 1996 June 30, 1997 June 15, 1996
Product sales and
 contract revenue:
   Contract revenue     $  33,322      $  21,490     $  60,196    $  41,964
   Product sales            6,824          6,883        12,958       13,036
Total revenue              40,146         28,373        73,154       55,000

Costs and expenses:
   Cost of
    contract revenue       30,044         19,419        53,815       37,953
   Cost of goods            5,210          4,731        10,379        9,290
   Selling, engineering
    and administrative
     expenses               3,283          3,350         6,587        6,450
Total costs and expenses   38,537         27,500        70,781       53,693

Operating income            1,609            873         2,373        1,307

Interest expense, net         193             69           398          169

Income before provision
 for income taxes           1,416            804         1,975        1,138

Provision for income taxes    592            306           825          431

Net income              $     824      $     498     $   1,150    $     707


Net income per
 common share: *        $     .13      $     .08     $     .18    $     .11


Weighted average common
 shares outstanding*    6,271,188      6,239,974     6,268,737    6,229,091




The accompanying notes are an integral part of these consolidated financial statements.

* Retroactively adjusted for the April 1997 stock dividend.

DYNAMICS RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)
                                                     Six          Twenty-Four
                                                 Months Ended     Weeks Ended
                                                June 30, 1997    June 15, 1996

Cash provided by operations:
  Net income                                 $     1,150          $     707
  Depreciation and amortization                    2,440              2,448
  Deferred income taxes                             (254)                 -
  Provision for receivable reserves                  (11)                11
                                                   3,325              3,166

  Cash provided by (used for) working capital:
    Receivables                                   (3,512)            (3,248)
    Unbilled expenditures and fees
     on contracts in process                       1,917              2,497
    Inventories                                     (306)              (663)
    Refundable income taxes                          300                  2
    Prepaid expenses and other current assets        143                229
    Accounts and drafts payable                   (1,566)              (288)
    Accrued payroll and employee benefits          1,883              1,088
    Other accrued expenses                           540               (119)
    Accrued and current deferred income taxes        760                 65

  Net cash provided by (used for) operations       3,484              2,729

Cash used for investing activities:
  Additions to property,
   plant and equipment, net                       (3,043)            (5,215)
  Excess of purchase price over net assets
   of business acquired, net                        (125)            (1,990)
  Net cash used for investing activities:         (3,168)            (7,205)

Cash provided by (used for) financing activities:
  Net borrowings (repayments) under
   line of credit agreements                       1,500              4,493
  Principal payments under long-term borrowings   (1,500)              (600)
  Proceeds from the exercise of stock options        363                260
  Purchase of treasury shares                       (472)                 0
  Net cash provided by (used for)
   financing activities                             (109)             4,153

Net increase (decrease) in
 cash and cash equivalents                           207               (323)
Cash and cash equivalents at the
 beginning of the year                               234                777
Cash and cash equivalents at
 the end of the period                       $       441        $       454

Supplemental disclosures of cash flow information:
Cash paid during the twenty-four week period for:
   Interest                                  $       384        $       196
   Income taxes                              $       325        $       676

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

          The results of operations for the three months and six months ended June 30, 1997 may not be indicative of the results that may be expected for the fiscal year ending
     December 31, 1997.

Note 2. Inventories are comprised of the following (in thousands of dollars):

                                          June 30, 1997     December 28, 1996
     Work in process                         $ 1,767              $ 1,411
     Raw materials and subassemblies           1,750                1,800
               Total inventories             $ 3,517              $ 3,211

Note 3. Prior to 1997, the Company used a 13-period accounting year with the first three fiscal quarters containing twelve weeks and the fourth fiscal quarter containing sixteen weeks. In 1996, the Company's fiscal year ended on December 28, 1996. The Company now employs a calendar-month accounting year.




Item 2.  Management Discussion and Analysis of Financial

Condition and Results of Operations

Results of Operations

     During 1997, comparability of quarterly financial information is effected by the change in fiscal calendar as described in Note 3 to the financial statements. Other than the factors discussed below and the additional length of the 1997 second quarter, the Company is not aware of any factors that would materially affect the comparability of the financial information.

Total Revenue

     The Company's total revenue increased $11,773,000 or 41% for the second quarter of 1997 compared to the second fiscal quarter of 1996 as a result of growth in the Company's systems and services business segment.

Contract Revenue

    Contract revenue for the systems and service segment increased 55% for the second quarter of 1997 compared to the second fiscal quarter of 1996. This growth was attributable primarily to revenue generated under contract awards announced during 1995 and 1996, including increases in the Company's technical and management services programs with the U.S. Air Force and Army, added work under the Company's long running core Navy program, and the commencement of work on the State of Ohio information technology products and services contract awarded in February 1997. Much of the Company's contract revenue relates to the development and operation of computer-based management information and logistics support systems, as well as other information technology services. The Company is continuing to pursue additional opportunities both within the Department of Defense, other Federal agencies and state governments.

Product Sales

    Product sales decreased 1% for the second quarter of 1997 compared to the second twelve weeks of 1996. Sales of electroformed components decreased in the second quarter. The Company's major electroform parts customer, a manufacturer of ink-jet printers, reduced unit volumes of nozzle plates supplied by the Company. This reduction was partially offset by increased business from other customers, including a medical equipment manufacturer, for whom the Company supplies miniature flex circuits.

Cost of Contract Revenue

    Cost of contract revenue as a percentage of contract revenue remained the same at 90% for the second quarter of both 1997 and 1996.

Cost of Goods

    Cost of goods as a percentage of product sales for the second quarter of 1997 increased to 76% from 69% in 1996. This increase was attributed principally to the decreased production levels of electroformed components for the second quarter of 1997.

Selling, Engineering and Administrative Expenses

    Selling, engineering and administrative expenses decreased 2% from 1996. This decrease was the result of a decrease in the Company's level of research and development spending during the second quarter of 1997, partially offset by an increase in general and administrative spending.

Interest Expense, Net

    Interest expense, net increased to $193,000 during the second quarter of 1997 from $69,000 for the second twelve weeks of 1996, due to an increase in the average level of the Company's borrowing as a result of working capital requirements associated with the substantial increase in revenue as well as capital spending during 1996.

Provision (Benefit) for Income Taxes

     The effective income tax rate for the second quarter of 1997 was 41.8% compared to 38.1% for the second fiscal quarter of 1996. The Company accounts for income taxes using the liability method as set forth in Statement of Financial Accounting
Standards No. 109 (SFAS 109). The 1996 rate was favorably affected be a somewhat lower net state tax rate.

Liquidity and Capital Resources

     The Company's primary sources of liquidity have been cash flow from operations and bank credit lines. The principal drivers of cash flow are earnings, adjusted for depreciation and amortization, aggregate billed and unbilled receivables in the Company's government business, and capital expenditures. The sum of billed and unbilled receivables increased $1,606,000 to $43,732,000 during the first six months of 1997, principally as a result of the 41% increase in revenue. Capital spending during the first six months of 1997 was $3,043,000 consisting principally of manufacturing production equipment and office computer equipment.

     At June 30, 1997, $6,900,000 was available under the Company's current lines of credit. The Company believes that its liquid assets, cash flow from operations and available bank lines of credit will be sufficient to support its normal operating and capital requirements for the balance of 1997. In February 1997, the Company announced that it had been awarded a $36 million, five-year contract by the State of Ohio to provide information technology products and services. During the second half of 1997, significant expenditures are expected to be made to acquire and install computer hardware under this contract, which may require additional levels of borrowings and the Company is currently arranging to increase bank credit lines. The Company does not have any significant capital commitments at June 30, 1997 outside the ordinary course of business.

Forward Looking Information

    This report includes certain forward-looking statements about the Company's business including the anticipated capital spending, and cash flow requirements. Such forward-looking statements are subject to risk and uncertainties that could cause the actual results to vary materially. These risks and uncertainties, discussed in more detail in the Company's form 10-k for the year ended December 28, 1996, include possible reductions in funding for the Company's customers and potential customers, concentration of customers, risks of sustaining existing contracts and orders thereunder at the same or increasing levels and obtaining of new contracts, high levels of competition and difficulties of entering new markets, government contracting issues including audit adjustments and costs of completing fixed price contracts, supply difficulties, warranty claims, and factors affecting the business segments in which the Company operated and the economy generally.
PART II.  OTHER INFORMATION




Item 6.  (a) Exhibits

       (27.1)    Financial Data Schedule

Item 6.  (b) Reports on Form 8-K

       The Registrant did not file any reports on Form 8-K during the three month period for which this report is filed.


SIGNATURE



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



               DYNAMICS RESEARCH CORPORATION
                        (Registrant)



Date:  August 11, 1997             By:       /s/ Douglas R. Potter
                                                 Douglas R. Potter
                                                 Vice President of Finance
                                                  and Chief Financial Officer
                                                  (Principal financial and
                                                  accounting officer)