Form 10-Q
period 1997-09-30
DYNAMICS RESEARCH CORP
filed 1997-11-13
CIK 30822

Form 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


[x]     Quarterly Report Pursuant to Section 13 or 15(d)
         of the Securities Exchange Act of 1934
           For the Quarterly Period Ended September 30, 1997.

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

Yes  x     No     .

    The number of shares outstanding of the Registrant's Common stock, par value $.10 per share, at October 28, 1997 was 6,284,957 shares.








DYNAMICS RESEARCH CORPORATION


INDEX

                                                                     Page
Part I     Financial Information                                    Number


Item 1.   Financial Statements

     Consolidated Balance Sheets -
          September 30, 1997 and December 28, 1996 . . . . . . . .     3

     Consolidated Statements of Income -
          Three and Nine Months Ended September 30, 1997 and
          September 7, 1996 . . . . . . . . . . . . . . . . . . . .    4

     Consolidated Statements of Cash Flows -
          Nine Months  Ended September 30, 1997 and
          September 7, 1996 . . . . . . . . . . . . . . . . . . . .    5

     Notes to Consolidated Financial Statements . . . . . . . . . .    6


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations . . . . . .    7


Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K   . . . . . . . . . . .     9


Signature  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10



PART I.  FINANCIAL INFORMATION

DYNAMICS RESEARCH CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars except share data)
                    (unaudited)
ASSETS                                  September 30, 1997   December 28, 1996
CURRENT ASSETS:
  Cash and cash equivalents                $       93          $      234
  Receivables, less allowances of
   $324 in 1997 and $340 in 1996               25,353              19,436
  Unbilled expenditures and fees
   on contracts in process                     27,506              22,690
  Inventories                                   3,121               3,211
  Refundable income taxes                       1,281               1,436
  Prepaid expenses and other current assets     1,093               1,247
       Total current assets                    58,447              48,254

Property, plant and equipment, at cost
  Land                                          1,126               1,126
  Building                                      7,774               7,774
  Machinery and equipment                      44,615              40,970
  Less accumulated depreciation
   and amortization                           (30,696)            (28,266)
  Net property, plant and equipment            22,819              21,604
  Excess of purchase price over net assets
   of business acquired, net                      716               1,244
       Total assets                        $   81,982          $   71,102

LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Notes payable                            $   16,225          $   10,600
  Accounts and drafts payable                   7,190               8,925
  Accrued payroll and employee benefits         8,921               6,998
  Other accrued expenses                        2,922                 894
  Accrued and current deferred income taxes     8,032               6,091
  Current portion of long-term debt                 -               1,201
       Total current liabilities               43,290              34,709

Long-term debt                                      -                 300
Deferred income taxes                             668                 854

SHAREHOLDERS' INVESTMENT:
  Preferred stock, par value $.10 per share -
   5,000,000 shares authorized, none issued
  Common stock, par value $.10 per share -
   Authorized - 15,000,000 shares
   Issued -  7,340,212 shares in 1997
    and 6,689,767 in 1996                         734                 669
  Less: Treasury stock - 1,055,255 in 1997
   and 996,108 in 1996, at par value             (105)               (100)
  Capital in excess of par value               14,639               9,516
  Retained earnings                            22,756              25,154
       Total shareholders' investment          38,024              35,239
       Total liabilities and
        shareholders' investment           $   81,982          $   71,102

The accompanying notes are an integral part of these consolidated financial statements.



DYNAMICS RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands of dollars, except per share data)
(unaudited)


                     Three Months   Twelve Weeks   Nine Months   Thirty-Six
                        Ended           Ended         Ended      Weeks Ended
                  Sept. 30, 1997  Sept. 7, 1996  Sept. 30, 1997  Sept. 7, 1996

Product sales
 and contract revenue:
   Contract revenue     $ 36,206      $  23,441      $  96,402      $  65,405
   Product sales           7,063          6,488         20,021         19,524
Total revenue             43,269         29,929        116,423         84,929

Cost and expenses:
   Cost of contract
    revenue               33,310         21,109         87,125         59,062
   Cost of product sales   4,940          4,451         15,319         13,741
   Selling, engineering
    and administrative
     expenses              3,548          2,904         10,135          9,354
Total operating costs
 and expenses             41,798         28,464        112,579         82,157

Operating income           1,471          1,465          3,844          2,772

Interest expense
 (income), net              (470)           114            (72)           283

Income before provision
 for income taxes          1,941          1,351          3,916          2,489

Provision for
 income taxes                218            520          1,043            951

Net income              $  1,723      $     831      $   2,873      $   1,538


Net income per
 common share: *        $    .27      $     .13      $     .46      $     .25


Weighted average common
 shares outstanding*     6,278,757      6,254,523      6,272,025     6,236,986


The accompanying notes are an integral part of these consolidated financial statements.

* Retroactively adjusted for the April 1997 stock dividend.


DYNAMICS RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)
                                             Nine              Thirty-Six
                                          Months Ended         Weeks Ended
                                       September 30, 1997   September 7, 1996

Cash provided by operations:
  Net income                               $   2,873           $   1,538
  Depreciation and amortization                3,781               3,657
  Deferred Income Taxes                         (186)                  -
  Provision for receivable reserves              (16)                 33
                                               6,452               5,228

  Cash provided by (used for) working capital:
    Receivables                               (5,901)             (4,101)
    Unbilled expenditures and
     fees on contracts in process             (4,816)               (687)
    Inventories                                   90                (892)
    Refundable income taxes                      155                   4
    Prepaid expenses and other
     current assets                              154                 390
    Accounts and drafts payable               (1,735)                673
    Accrued payroll and employee benefits      1,923               1,154
    Other accrued expenses                     2,028                (853)
    Accrued and current deferred
     income taxes                              1,941                 333
                                              (6,161)             (3,979)

  Net cash generated (used) in operations        291               1,249

Cash provided by (used for) investing activities:
  Additions to property, plant
   and equipment, net                         (4,343)             (7,139)
  Excess of purchase price over net assets
   of business acquired, net                    (125)             (1,990)
  Net cash used for investing activities:     (4,468)             (9,129)

Cash provided by (used for) financing activities:
  Net borrowings (repayments) under
   line of credit agreements                   5,625              11,650
  Principal payments under
   long-term borrowings                       (1,501)               (912)
  Proceeds from the exercise
   of stock options                              430                 277
  Purchase of treasury shares                   (518)                 --
  Net cash generated (used) in
   financing activities                        4,036              11,015

Net increase (decrease) in cash
 and cash equivalents                           (141)              3,135
Cash and cash equivalents at
 the beginning of the year                       234                 777
Cash and cash equivalents at
 the end of the period                     $      93           $   3,912

Supplemental disclosures of cash flow information:
Cash paid during the thirty-six week period for:
   Interest                                $     612           $     309
   Income taxes                            $     339           $     678

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

     The results of operations for the three and nine months ended September 30, 1997 may not be indicative of the results that may be expected for the year ending December 31, 1997.

Note 2.

     Inventories are comprised of the following (in thousands of dollars):

                                       September 30, 1997    December 28, 1996
     Work in process                       $   1,138           $   1,411
     Raw materials and subassemblies           1,983               1,800
     Total inventories                     $   3,121           $   3,211

Note 3.

Prior to 1997, the Company used a 13-period accounting year with the first three fiscal quarters containing twelve weeks and the fourth fiscal quarter containing sixteen weeks. In 1996, the Company's fiscal year ended on December 28, 1996. The Company now employs a calendar-month accounting year.

Note 4.

Subsequent Event - On October 2, 1997, the Company entered into a credit agreement that provides a revolving term loan and credit facility replacing its existing bank lines of credit. The new facility provides for unsecured borrowings up to $45 million, consisting of $30 million for working capital and $15 million for acquisitions. Borrowings under the working capital facility are required to be repaid at the facility maturity date. The facility has a term of three years and may be extended for two additional years by agreement of the parties. Accordingly, balances outstanding under this facility are expected to be classified as non-current on the Company's balance sheet.

    Item 2.  Management Discussion and Analysis of Financial
             Condition and Results of Operations

Results of Operations

  During 1997, comparability of quarterly financial information is effected by the change in fiscal calendar as described in Note 3 to the financial statements. Other than the factors discussed below and the additional length of the 1997 third quarter, the Company is not aware of any factors that would materially affect the comparability of financial information.

Revenue

  Total revenue increased $13.3 million or 45% for the third quarter of 1997 compared to the third fiscal quarter of 1996 primarily as a result of growth in the Company's Systems and Services business segment.

  Revenue for the systems and services segment increased by $12.8 million, or 54%, for the third quarter of 1997 compared to the third fiscal quarter of 1996. This growth was attributable to $8.8 million of revenue generated under the February 1997 contract with the State of Ohio for the installation of a computer network to support the State's child welfare enforcement system, reflecting peak installation activity. The revenue increase also reflected growth of the Company's technical and management services programs with the U.S. Air Force and Navy, and on the Company's long running core Navy program. Much of the Company's contract revenue relates to the development and operation of computer-based management information and logistics support systems, as well as other information technology services. The Company is continuing to pursue additional opportunities both within the Department of Defense, other Federal agencies and state governments.

  Product sales increased 9% for the third quarter of 1997 compared to the third fiscal quarter of 1996. The increase represented higher shipment levels of our Encoder product line while sales of electroformed components were flat in the third quarter. Electroform component sales have increased sequentially during the first three quarters of 1997 reflecting improving orders from our ink-jet printer cartridge customer as well as increased business from other customers, including a medical equipment manufacturer.

Cost of Contract Revenue and Goods

  Cost of contract revenue as a percentage of contract revenue increased slightly to 92% for the third quarter of 1997 from 90% for the third fiscal quarter of 1996. Cost of goods as a percentage of product sales for the third quarter of 1997 was 70%, up from 69% in 1996.

Selling, Engineering and Administrative Expenses

  Selling, engineering and administrative expenses increased 22% from 1996 while decreasing as a percentage of total revenue from 9.7% in 1996 to 8.2% in 1997. Increased spending was the result of increases in the Company's level of selling and general and administrative expenses to support the substantial increase in revenue during the third quarter of 1997, partially offset by an decrease in research and development spending. The Company is incurring expense to install new management and accounting systems supporting the growing and increasingly complex mix of customers.

Interest Expense, Net

  Net interest income was $470,000 for the third quarter of 1997 compared to $114,000 of interest expense for the third fiscal quarter of 1996. The change was due to interest income of $688,000 related to a research and development tax credit which was received during the third quarter of 1997, partially offset by increased interest expense resulting from an increase in the average level of the Company's borrowings as a result of working capital requirements associated with the substantial increase in revenue.

Provision (Benefit) for Income Taxes

  The effective tax rate for the third quarter of 1997 was 41.4% compared to 38.5% in 1996. The Company's tax provision for the third quarter of 1997 reflects a one-time benefit of $586,000 resulting from a refund of income taxes due to the Company's prior years research and development expenses. The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes (SFAS 109).

Liquidity and Capital Resources


  The Company's primary sources of liquidity have been cash flow from operations and bank credit lines. The principal drivers of cash flow are earnings, adjusted for depreciation and amortization, aggregate billed and unbilled receivables in the Company's business, and capital expenditures. The sum of billed and unbilled receivables increased by 25% or $10,733,000, to $52,859,000 during the first nine months of 1997, principally as of result of the 37% increase in revenue. In February 1997, the Company announced that it had been awarded a $36 million, five-year contract by the State of Ohio to provide information technology products and services. During the third quarter and continuing for the fourth quarter of 1997, significant expenditures are being made to acquire and install computer hardware under this contract. Capital spending during the first nine months of 1997 was $4,343,000 consisting principally of manufacturing production equipment and office computer equipment. The Company announced on October 2, 1997 that it had signed a credit agreement that provides unsecured loans in an aggregate principal amount of up to $45 million. This credit facility consists of a revolving loan of up to $30 million for working capital purposes and up to $15 million for acquisitions. This facility provides the Company with greater flexibility to finance the growth of our business and to pursue new opportunities. The Company does not have any significant capital commitments at September 30, 1997 outside the ordinary course of business. The Company believes that its liquid assets, cash flow from operations and available bank lines of credit will be sufficient to support its normal operating and capital requirements for the balance of 1997.

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


                                           DYNAMICS RESEARCH CORPORATION
                                                   (Registrant)



Date:  November 13, 1997                  By: s/ Douglas R. Potter
                                              Douglas R. Potter
                                              Vice President of Finance
                                               and Chief Financial Officer
                                             (Principal financial and
                                               accounting officer)