Form 10-K
period 1997-12-31
DYNAMICS RESEARCH CORP
filed 1998-03-30
CIK 30822

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[ X ]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended December 31, 1997

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

     Registrant's telephone number, including area code: (978) 475-9090

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

As of March 20, 1997, the aggregate market value of Common
Stock held by nonaffiliates of the Registrant was $62,042,861 and the number of shares of Common Stock, $.10 par value, of the Registrant outstanding was 6,322,521.

                   Documents Incorporated By Reference

Portions of the 1997 Annual Report to Shareholders are incorporated by reference in Parts I and II. Portions of the Registrant's Proxy
Statement for the 1998 Annual Meeting of Shareholders are incorporated by reference in Part III.

The Exhibit Index is on pages 24 and 25.


                      DYNAMICS RESEARCH CORPORATION
                               Form 10-K
              For the Fiscal Year Ended December 31, 1997

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

PART I

Item 1. Business

Dynamics Research Corporation (referred to herein as DRC or the Company) was organized in 1955 under the laws of the Commonwealth of Massachusetts. The Company comprises four divisions: Systems, Test Equipment, Metrigraphics and Encoder.

The Company's Systems Division is principally engaged in providing a broad range of technical services, including information systems development and operation, engineering, and management support services. DRC's Test Equipment Division provides a variety of research, engineering, and manufacturing services. The Company's Systems and Test Equipment Division provide services to United States Department of Defense (DoD) organizations, other U.S. and state government agencies, and commercial entities. DRC's Metrigraphics and Encoder Divisions form the Company's Precision Products Group. These divisions design, manufacture, and sell digital instruments and precision components that are primarily used in computer-controlled systems. The Precision Products Group operates principally in the commercial marketplace.

Information Systems Development and Operation

DRC's Systems Division provides systems analysis, integration, and software design and development services. The Division's information technology offerings also include installation, systems operation, and maintenance.

Systems built by DRC are used for aircraft maintenance and parts tracking; supply chain management; training requirements; and for managing state government health and human services commitments.

The Company's major DoD information systems programs are often referred to as logistics information systems. These DRC-developed systems are product management information systems that manage information on a product's inventory requirements and control, maintenance and repair, warranty analysis, supply, and distribution.

For nearly 30 years, the Company has assisted the U.S. Navy's Fleet Ballistic Missile program office in the design, development, and operation of inertial systems. The Company has extensive experience with the Polaris, Poseidon, and Trident missile guidance systems and submarine inertial navigation systems. The Company develops and maintains performance, reliability, and logistics databases for the inertial guidance instruments housed in those systems. These databases track detailed information on thousands of component parts comprising the systems. In connection with these databases, the Company has successfully integrated customer workflow and database activity information with internet technology. This information is used by the customer for a wide range of operating management tasks and decision making.

During 1997, the Company continued to participate in the development of the U.S. Air Force's Integrated Maintenance Data System (IMDS). DRC's IMDS involvement encompasses system interface design, data conversion, and contractor logistics support. IMDS is intended to replace a number of existing legacy systems including the Tactical Interim CAMS and REMIS Reporting System (TICARRS). TICARRS is a system that DRC supported for 16 years with design, development, implementation, and operation.

The DRC-developed Weapon Systems Management Information System (WSMIS) assesses the "health" and capability of the U.S. Air Force's weapon systems to meet wartime objectives. For the past sixteen years DRC has served as the overall functional integrator of WSMIS and the developer of most WSMIS modules. The Company currently provides WSMIS operational and software development support. As a decision-support tool for assessing the impacts of logistics status on potential wartime capabilities, WSMIS computes inventory requirements, purchasing needs, and logistics capability assessments for complex, high-priced aircraft spare parts needed to meet aircraft availability requirements.

The Company is currently maintaining other decision support systems for solving logistics problems. DRC's Execution and Prioritization of Repair Support System (EXPRESS) is one of the primary systems supporting the Air Force Material Command's Depot Repair Enhancement Program (DREP) processes. EXPRESS identifies parts requirements, prioritizes needs, evaluates the feasibility of repair, aids in driving the right items into repair, and assists in the distribution of the repaired items. Additional support to the DREP initiative to further improve depot-repair processes is being provided by the DRC-developed Supportability Analysis and Visibility (SAV) module. This modernized system will provide key information on problem indicators, locations of assets, key parts data that identify support problems, and a U.S. Air Force "scorecard" to provide a common reference on the status of any given item.

During 1997, the Company implemented a distributed computer-based Statewide Automated Child Welfare Information System (SACWIS) for the State of New Hampshire. This system manages child welfare cases handled by the State of New Hampshire's Department of Health and Human Services. The State of New Hampshire then awarded DRC a $4.5 million contract extension to provide additional functional and technical enhancements to the SACWIS system.

In February 1997, DRC was awarded a $36.0 million, contract to design, deliver, install, and maintain a statewide IT infrastructure that supports the Ohio Child Support Enforcement Tracking System (SETS).
The information technology infrastructure the Company is developing helps automate the work of more than 4,250 Child Support Enforcement
workers throughout all of Ohio's 88 counties.   In November 1997, the
State of Ohio awarded the Company an $18.9 million contract for additional computer network infrastructure and related services. DRC continues to provide computer hardware and software; site preparation and installation; and technical support services for the SACWIS and Ohio Works First system-systems that support Ohio's welfare reform initiatives.

In December 1997, DRC also received a $28.3 million, three-year contract from the State of Colorado, Department of Human Services to serve as a prime contractor for its Children, Youth and Families project. The contract is a result of a competitive procurement for the design, development, and implementation of a child welfare and youth corrections system consisting of software, training, and a state-wide computer network infrastructure. The contract includes options for four additional years of system maintenance and support valued at $14.8 million.

The Company continues to provide the U.S. Department of Treasury with information technology services for the Internal Revenue Service and other Treasury departments. Most of the activity under this contract came from three large delivery orders involving:

1)   Year 2000 software and system certification
2) Enforcement Revenue Information System quality systems testing and quality assurance
3) Compliance Research Information System and associated system support through project management, network design, and software development

Critical to the development of information systems is the Company's software development process and related tools. The Company's approach to mission-critical software stresses principles of continuous software quality evaluation and increased visibility throughout the software development life cycle. To this end, DRC has achieved Level-2 certification under the standards of the Software Engineering Institute and is actively pursuing Level-3 certification.

Engineering and Management Support Services

Under various DoD contracts, the Company has performed a variety of services for its U.S. Government customers to assist them in planning and managing their large system development programs. The business area utilizes a wide range of the Company's technical and management skills to plan, analyze, design, test, support, train, maintain, and dispose of a variety of complex systems. Systems include radar, C3I, missile, aircraft, information, software, and munitions.

The Company provides support at all stages of the system's life cycle. In response to emerging requirements, the Company helps its federal Government customers define, develop, and initiate new programs. The Company also helps customers obtain program approval, conduct strategic planning, and evaluate proposals from private contractors. After prime contract awards, the Company helps monitor contractor activities, evaluate progress, and measure performance against program requirements. The System Engineering and Technical Assistance (SETA) Group's products and services include Computer-Based Training, systems integration, and Business Process Improvement/Reengineering. Under a variety of contracts, DRC supports the U.S. Air Force at bases such as Hanscom Air Force Base, Scott Air Force Base, Langley Air Force Base, Maxwell Air Force Base, Gunter Annex, and Peterson Air Force Base.

DRC's SETA activities support numerous programs and activities including:

    Theater Battle Management Core Systems
    Joint Transportation CIM Center
    Air Mobility Command Enterprise Architecture
    MILSTAR
    Mission Planning Systems
    Airborne Warning and Control System (AWACS)
    Joint Surveillance Target Attack Radar System (JSTARS)
    Air Force Research Lab laboratory and facilities operations
    Cheyenne Mountain Upgrade
    Command and Control foreign military sales


In 1995 the U.S. Air Force awarded DRC a five-year contract for Technology Task-Order Engineering Services (TTOES). Originally valued at up to $23.7 million, in 1997 the contract ceiling was increased to $31.2 million. DRC has provided engineering, logistics, and software support on programs such as the B-1B, the B-2, the B-52, the KC-135, and the E-3A aircraft repair, maintenance, and upgrade programs. From its origin at the Oklahoma City Air Logistics Center (ALC), DRC has expanded its TTOES task orders to include work at other ALCS located at Warner Robins, GA; Ogden UT; and San Antonio, TX. Recent tasking has centered on providing support to Air Force reengineering and business process improvement initiatives at all of these ALCs.

Since 1993 DRC has provided the US Army Aviation and Missile Command (AMCOM) with specialized studies and analyses in aviation/missile system development, acquisition and sustainment. The current $33.0 million technical support prime contract supports a broad range of helicopter and missile systems in varying life cycle stages. Additionally, DRC supports seven other technical contracts based in Huntsville, Alabama with acquisition logistics, systems engineering, and other related program management services.

DRC continues to provide logistics modeling and analysis for the U.S. Air Force Air Staff as well as for the Joint Strike Fighter program. Since 1987 the Company has provided acquisition logistics services to the Ballistic Missile Defense Organization.

Combining its expertise in weapon system acquisition processes with its expertise in systems analysis, design, training and simulation, and human factors DRC performs human-systems integration and force analysis. Since 1987, DRC has provided force analysis support to the Army Research Laboratory. These activities are focused on developing tools that support analyzing soldier and system effectiveness, identifying and assessing force improvement options (doctrine, training, leader development, organization, and material), and ensuring soldier considerations are addressed in force improvements. Three years ago, DRC won a $22.5 million dollar, five year contract from the U.S. Army Research Laboratory to provide analysis, system development and support in several functional areas which include assessment of manpower, personnel, and training issues; analysis of soldier systems performance; and integration of methods and databases for use by system designers.
In addition, DRC developed methods for analyzing training requirements and standardizing training across all branches of the military services.

The Company is in its second year of a U.S. Army four-year, contract valued at approximately $13.0 million, to implement, apply, and manage DRC-developed teamwork training principles to improve performance in high-pressure environments. The project focus is on improving teamwork in emergency-room settings at more than 15 hospitals (both civilian and military).

As part of a five-year subcontract, DRC provided crew resource
management training to the US Air Force Air Combat Command.   In 1997,
the contract was expanded to include the US Air Forces in Europe. The Air Force has funded the base year and three option years reflecting a value to DRC in excess of $2.5 million.

DRC is the developer of the Training System Requirements Analysis (TSRA) Tools, which are a set of computer programs designed to help instructional designers perform the initial phases of the Instructional Systems Development (ISD) process. The TSRA Tools have been developed throughout the Naval Air Warfare Center Training Systems Division (NAWCTSD) and are widely used throughout the Department of Defense by government and contractor organizations. The market for DRC's TSRA Tools has expanded outside the military to include the Federal Aviation Administration and National Mine Health and Safety Academy.

As a subcontractor to Lockhead Martin, DRC is supporting the U.S. Army's Warfighter 2000 Simulation (WARSIM). DRC services include conceptual modeling, Manpower and Personnel Analysis and safety engineering efforts associated with WARSIM. The Company is also providing system engineering and software engineering support to the Integrated
Development Team.

DRC is also a subcontractor to Lockheed Martin for the Close Combat Tactical Trainer (CCTT) program. CCTT simulates Army tank and mechanized infantry units from vehicle crews to the battalion level. CCTT uses distributed, interactive simulation technology to provide a "virtual" training environment. DRC conducts all manpower and personnel integration activities associated with the CCTT. DRC is also playing a similar role in a subcontract to Lockheed Martin on the United Kingdom Combined Arms Tactical Trainer, the UK's version of the CCTT.

DRC is a subcontractor to Raytheon on the U.S. Air Force National Air and Space Model (NASM). The Company is developing conceptual models and collecting data on mission space objects and processes.

The Company continues to provide independent analysis and monitoring of submarine-based, inertial guidance systems and electronic modules for the U.S. Navy's Fleet Ballistic Missile Program Office. DRC's Inertial Instrument Test Laboratory, is equipped for full-scale performance testing of navigational quality inertial instruments.

DRC's Test Equipment Division provides research, engineering, and manufacturing services to the DoD and commercial customers. In the DoD market, the Test Equipment Division designs, constructs, installs, trains, and supports test equipment used in the U.S. Navy Trident program. In addition, DRC is involved in the ongoing design efforts for the U.S. Navy's advanced submarine programs, including their ballistic submarine system scheduled for activation in the 21st century. The Division also developed a scenario generator and training device for the Joint-Tactical Information Distribution System (JTIDS). DRC's device, the JTIDs Training Device (JTD), will be used by the U.S. Air Force and the U.S. Navy to train personnel in field-usage of the JTIDS terminals.

In 1996, DRC obtained an exclusive license from SBC Communications to develop and market "Sleuth," its telephone fraud-detection control system. Currently, five regional bell operating companies (RBOCs) located throughout the United States are using "Sleuth" to combat telephone fraud. Recently, the Division upgraded "Sleuth" to broaden the types of suspicious telephone calling patterns that can be detected.

The Division is also involved in the design of a closed-loop system used in the field of parameter control in semiconductor manufacture. This process is being developed along with other companies under the auspices of the U.S. Navy in the San Diego, California, Space and Naval Warfare Systems Center. DRC is also performing computer-aided, semiconductor circuit analysis for a number of commercial companies. In cooperation with Rockwell Collins Company, the Division manufactures a highly accurate Global Position System (GPS) receiver.

DRC's Precision Products Group

The commercial operations of DRC's Precision Products Group are segmented in two divisions:

DRC's Encoder Division designs, manufactures, and markets a line of digital encoders that convert analog motion and position information into digital signals used in a wide variety of industrial products and systems which include: machine tools, robotics, engine fuel-control systems, packaging equipment, and pick-and-place machines. DRC's digital encoding devices are essential elements of today's electronically controlled systems and equipment.

The Metrigraphics Division uses photolithographic processes to manufacture optical discs, scales and reticles that are used for precision measurement. Metrigraphics also uses various metal deposition processes, including electroplating and electroforming, to produce a variety of precision components. Products include printheads and oriface plates used in electronic printers and in circuitry used in certain medical instruments. Metrigraphics' superior ability to design and manufacture components and hold critical tolerances is an important driver for a wide range of high-technology applications.

Metrigraphics' largest market is currently for nozzles used in inkjet printer cartridges. In addition to its electroform parts for printers and medical instruments, Metrigraphics manufactures precision glass parts for computer peripherals, factory automation equipment, electronic
instrumentation, and semiconductor equipment.   The Company has
completed a $6.0 million capital program, including state-of-the-art automated production and inspection equipment, to support high volume customers.

United States Government Contracts

    Contracts for the Company's defense services are obtained by marketing and technical personnel employed by the Company. The
Company's other products are sold by sales personnel employed by the Company and sales representatives.

    During 1997, the Company's revenues from contracts with the DoD, either as prime contractor or subcontractor, accounted for approximately 66% of the Company's total revenues. The Company's government contracts fall into one of three categories: (1) fixed price, (2) time and materials, and
(3) cost plus fixed fee. Under a fixed price contract, the customer pays an agreed upon price for the Company's services or products, and the Company bears the risk that increased or unexpected costs may reduce its profits or cause it to incur a loss. Conversely, to the extent the Company incurs actual costs below anticipated costs on these contracts, the Company could realize greater profits. Under a time and materials contract, the government pays the Company a fixed hourly rate intended to cover salary costs and related indirect expenses plus a certain profit margin. Under a cost plus fixed fee contract, the government reimburses the Company for its allowable direct expenses and allowable and allocable indirect costs and pays a negotiated fee. In 1997, approximately 65% of the Company's government contracts revenue was under fixed price or time and material contracts, while approximately 35% of revenue was under costs plus fixed fee contracts.

    During 1997, the Company's U.S. government business consisted of approximately 115 separate contracts on 60 different programs. The Company's contracts with the government are generally subject to termination at the convenience of the government; however, the Company would be reimbursed for its allowable costs to the time of termination and would be paid a proportionate amount of the stipulated profit attributable to the work actually performed. Although government contracts may extend for several years, they are generally funded on an annual basis and are subject to reduction or cancellation in the event of changes in government requirements or budgetary concerns. If the U.S. government significantly curtails expenditures for research, development and consulting activities, such curtailment might have an adverse impact on the Company's sales and earnings.

Backlog

    At December 31, 1997, the Company's backlog of unfilled orders was approximately $110.0 million compared with $73.2 at December 28, 1996. The Company expects that substantially all of its backlog on December 31, 1997 will be filled during the year ending December 31, 1998. The Company has a number of multi-year contracts with agencies of the U.S. Government on which actual funding generally occurs on an annual basis. The Company's business does not have seasonal characteristics but a portion of its funded backlog is based on annual purchase contracts, and the amount of funded backlog as of any date can be affected by the timing of order receipts and deliveries thereunder.

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

Research and Development

    The Company expended approximately $1.4 million (inclusive of overhead and other indirect costs) on new product and service development during the year ended December 31, 1997, as compared to expenditures of $2.7 million during 1996 and $1.9 million during 1995.

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

Employees

    At December 31, 1997, the Company had approximately 1,455 employees.

Proprietary Information

    Patents, trademarks and copyrights are not materially important to the business of the Company. The United States Government has certain proprietary rights in processes and data developed by the Company in its performance of government contracts.

Item 2.  Properties

    The Company leases offices and other facilities, totaling approximately 330,000 square feet, which are utilized for its defense services, manufacturing and warehousing operations as well as its marketing and engineering offices. The Company has manufacturing and office space in Wilmington, Massachusetts under three leases totaling 113,000 square feet, expiring in 2000, with options to the year 2005. The remaining leased facilities consist of offices in 29 locations across the United States. The Company owns a 135,000 square foot facility in Andover, Massachusetts that is utilized for its defense service operations and corporate administrative offices.

    The Company's total rental cost for 1997 was $2.5 million.

    The Company believes its properties are adequate for its present needs. See Note 6 to the Consolidated Financial Statements included in the Company's 1997 Annual Report to Shareholders for a description of the Company's lease obligations.

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


                              Age                  Position

John S. Anderegg, Jr.         74             Chairman and Director

Albert Rand                   71      President, and Chief Executive Officer
                                                  and Director

John L. Wilkinson             58     Vice President, Human Resources and Clerk

Douglas R. Potter             47            Vice President of Finance,
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


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

    The common stock of the Company is traded on the NASDAQ National Market under the symbol (DRCO).

    The high and low bid prices for the quarters in 1996 and 1997 and the number of holders of record of the Company's common stock are described in the Company's Annual Report to Shareholders for 1997 under the caption "Stock Prices" and "Number of Shareholders," and such information is incorporated herein by reference.

    In September 1984, the Board of Directors indicated its intention not to declare cash dividends to preserve cash for the future growth and development of the Company. The Company did not declare any cash dividends between 1984 and 1997 and does not anticipate doing so for the foreseeable future.

Item 6.  Selected Financial Data

    The section entitled, "Five Year Summary of Selected Financial Data" in the Company's Annual Report to Shareholders for 1997 is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The section entitled, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Shareholders for 1997 is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

    The following financial statements are filed as part of this Annual
    Report:

     Report of Independent Public Accountants

     Consolidated Balance Sheets at December 31, 1997, December
     28, 1996 and December 30, 1995

     Consolidated Statements of Operations for the three years ended December 31, 1997

     Consolidated Statements of Shareholders' Investment for the three years ended December 31, 1997

     Consolidated Statements of Cash Flows for the three years ended December 31, 1997

     Notes to Consolidated Financial Statements

    (The consolidated financial statements and related notes listed above are incorporated by reference to the Company's Annual Report to Shareholders for the year 1997.)

     Report of Independent Public Accountants on Schedules to
        Consolidated Financial Statements

     Schedule VIII - Valuation and Qualifying Accounts for the three years ended December 31, 1997

     The foregoing schedule is included as part of Item 14 of this Annual Report on Form 10-K

    All other financial statements and schedules have been omitted because the information required to be submitted has been included in the financial statements and related notes or they are either not applicable or not required under the rules of Regulation S-X.

    Quarterly financial data presented on page 16, and Management's Discussion and Analysis of Financial Condition and Results of Operations presented on pages 17-19, of the Company's Annual Report to Shareholders for the year 1997, are also incorporated herein by reference. With the exception of the portions listed in the above index, the Annual Report referred to above is not to be deemed filed as part of the financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    Not applicable.


PART III


Item 10.  Directors and Executive Officers of the Registrant

    Information with respect to Directors of the Registrant in the section entitled "Election of Directors" in the Company's definitive proxy Statement for the 199765 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1997, is incorporated herein by reference.

    Information relating to the Executive Officers of the Company is included in Item 4A of Part I of this Form 10K.

Item 11.  Executive Compensation

    Information called for by this item is incorporated by reference from the section entitled "Compensation and Related Matters" in the Company's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1997.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

    Information called for by this item is incorporated by reference from the sections entitled "Common Stock Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement for the 19976 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1997.

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

    (b)   Reports on Form 8-K.

          No reports on Form 8-K were filed by the Company during the last quarter of fiscal 1997.


             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES
                    TO CONSOLIDATED FINANCIAL STATEMENTS


To Dynamics Research Corporation:

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Dynamics Research Corporation's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 20, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                  ARTHUR ANDERSEN LLP



Boston, Massachusetts,
February 20, 1998



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

Uncertainties as to Department of Defense and Other Federal Agency Budgets

    The Company has historically derived a substantial portion of its revenue from contracts and subcontracts with the U.S. Government, and currently more than 66% of the Company's revenue is derived from the Department of Defense business. During the past, the Company's defense business has been adversely affected by significant changes in defense spending. Overall U.S. defense budgets have been declining, and the effects of this general decline and attendant increased competition within the consolidating defense industry is expected to continue. Funding limitations could result in a reduction, delay, or cancellation of existing or emerging programs. These factors, among others, have reduced the Company's revenue and operating margins on its defense contracts in recent fiscal periods.
The Company anticipates that competition in all defense-related areas will continue to be intense and that, accordingly, there will be continued significant competition when the Company's defense contracts are rebid and continued significant competitive pressure to lower prices, which may reduce profitability in this area of the Company's business. Any reduction in the level or profitability of the Company's defense business, if not offset by new commercial business or other business with the federal government, will adversely affect the Company's business, financial condition and results of operations.

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

Dependence on Key Personnel

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



Risk of Economic Events Effecting the Company's Business Segments

    Certain of the Company's precision products are components of commercial products. Factors that affect the production and demand for such products, including economic events, competition, technological change and productions stoppages, could adversely affect demand for the Company's products. Certain of the Company's products are incorporated into capital equipment, such as machine tools and other automated production equipment, used in the manufacture of other products. As a result, this portion of the Company's business may be subject to fluctuations in the manufacturing sector of the overall economy. An economic recession could have a material adverse effect on the rate of orders received by the commercial divisions. Significantly lower production volumes resulting in under-utilization of the Company's manufacturing would adversely affectimpact the Company's profitability.

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

Date:  March 27, 1998

                                         DYNAMICS RESEARCH CORPORATION


                                    by:           /s/ Albert Rand
                                                Albert Rand, President
                                             (Principal Executive Officer)


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 27th of March, 1998.



     /s/ Albert Rand
         Albert Rand              Director, President, Chief Executive Officer


     /s/ Douglas R. Potter
         Douglas R. Potter        Vice President of Finance,
                                   Chief Financial Officer (Principal Financial
                                   and Accounting Officer)


     /s/ John S. Anderegg, Jr.
         John S. Anderegg, Jr.    Director, Chairman


     /s/ Francis J. Aguilar
         Dr. Francis J. Aguilar   Director


     /s/ Martin V. Joyce, Jr.
         Martin V. Joyce, Jr.     Director

     /s/ Kenneth F. Kames
         Kenneth F. Kames         Director


     /s/  James P. Mullins
          Gen. James P.Mullins    Director



                                 SCHEDULE VIII

                  DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES

                         VALUATION AND QUALIFYING ACCOUNTS

                    FOR THE THREE YEARS ENDED DECEMBER 31, 1997

                             (in thousands of dollars)

ALLOWANCE FOR DOUBTFUL ACCOUNTS AND SALES RETURNS



Balance, December 31, 1994                                $586
 Additions charged to expense                               (2)
 Write-off of uncollectible accounts, net                 (182)

Balance, December 30, 1995                                $402
 Additions charged to expense                              (54)
 Write-off of uncollectible accounts, net                   (8)


Balance, December 28, 1996                                $340
 Additions charged to expense                              (86)
 Write-off of uncollectible accounts, net                  (37)

Balance, December 31, 1997                                $217


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

     4.1   Common stock certificate.

     4.2   Preferred stock certificate.

     4.3   Rights Agreement dated as of July 14, 1988 ("Rights
           Agreement") between the Company and American Stock Transfer & Trust Company, as Rights Agent. (Incorporated by reference to the Registrant's Form 8-K on July 14, 1988)

     4.4   Rights Agreement Amendment No. 1 dated as of September 6,
           1989.   (Incorporated by reference to the Registrant's Form 8-K
           on September 12, 1989)

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

     10.5 Form of Dynamics Research Corporation Severance Agreement for Messrs. Anderegg and Rand. (Incorporated by reference to the Registrant's Form 10-K for the year ended 12/28/91)

     10.6 Dynamics Research Corporation Deferred Compensation Plan for Non-Employee Directors. (Incorporated by reference to the Registrant's Form 10-K for the year ended 12/28/91)

     10.7  Form of Consulting Agreement between Dynamics Research
           Corporation and Albert Rand. (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended 3/31/97)

     10.8 Form of Supplemental Retirement Pension Agreement between Dynamics Research Corporation and Albert Rand. (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended 3/31/97)

     10.9 Credit Agreement dated October 2, 1997 between Dynamics Research Corporation and a syndicate of banks and financial institutions, with Brown Brothers Harriman and Company as the agent.

    10.10  Amended 1993 Equity Incentive Plan

    10.11  Amended 1995 Stock Option Plan for Non-Employee Directors

13.0 Annual Report to security holders, Form 10-Q or quarterly reports to security holders.

     13.1 The Company's Annual Report to Shareholders for the year ended December 31, 1997 filed herewith with the exception of the information incorporated by reference in parts I, II and IV of this Form 10-K is not deemed to be filed as part of this report.

23.0  Consents of experts and counscel

     23.1 Consent of Independent Accountants (Arthur Andersen LLP) dated March 30, 1998 filed herewith.

99.0  Important Factors Regarding Forward-Looking Statements.