Form 10-Q
period 1998-03-31
DYNAMICS RESEARCH CORP
filed 1998-05-14
CIK 30822

Form 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549


           [x]     Quarterly Report Pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934
                    For the Quarterly Period Ended March 31, 1998.

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

Registrant's telephone number, including area code (978) 475-9090


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  x     No     .

    The number of shares outstanding of the Registrant's Common stock, par value $.10 per share, at April 24, 1998 was 6,314,454 shares.




                            DYNAMICS RESEARCH CORPORATION


INDEX

                                                                Page
Part I     Financial Information                               Number


     Item 1.     Financial Statements

          Consolidated Balance Sheets -
               March 31, 1998 and December 31, 1997 . . .         3

          Consolidated Statements of Income -
               Three Months Ended March 31, 1998 and
               March 31, 1997 . . . . . . . . . . . . . .         4

          Consolidated Statements of Cash Flows -
               Three Months Ended March 31, 1998 and
               March 31, 1997 . . . . . . . . . . . . . .         5

          Notes to Consolidated Financial Statements  . .         6


     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations       7


Part II.  Other Information

     Item 6.     Exhibits and Reports on Form 8-K  . . .          9


Signature  . . . . . . . . . . . . . . . . . . . . . . .         10



PART I.  FINANCIAL INFORMATION

                          DYNAMICS RESEARCH CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                  (in thousands of dollars except share data)


                                          (unaudited)
ASSETS                                  March 31, 1998     December 31, 1997
CURRENT ASSETS:
  Cash and cash equivalents               $   2,108            $     542
  Receivables, less allowances
   of $223 in 1998 and $217 in 1997          28,937               17,397
  Unbilled expenditures and fees
   on contracts in process                   35,451               32,175
  Inventories                                 2,624                3,377
  Refundable income taxes                       876                  878
  Prepaid expenses and other
   current assets                             1,642                1,668
       Total current assets                  71,638               56,037

Property, plant and equipment, at cost
  Land                                        1,126                1,126
  Building                                    7,774                7,774
  Machinery and equipment                    42,387               41,426
  Less accumulated depreciation
   and amortization                         (29,662)             (28,098)
    Net property, plant and equipment        21,625               22,228
  Excess of purchase price over net assets
    of business acquired, net                   332                  594
       Total assets                      $   93,595            $  78,859

LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Accounts and drafts payable                11,085                8,355
  Accrued payroll and employee benefits       8,370                8,032
  Other accrued expenses                      1,810                4,251
  Accrued and current deferred
   income taxes                               9,398                8,999
       Total current liabilities             30,663               29,637

Long-term debt                               23,150               10,000
Deferred income taxes                            75                   75
SHAREHOLDERS' INVESTMENT:
  Preferred stock, par value $.10 per share
   5,000,000 shares authorized, none issued
  Common stock, par value $.10 per share -
   Authorized - 15,000,000 shares
   Issued -  7,433,728 shares in 1998
    and 7,366,484 in 1997                       744                 737
  Less: Treasury stock - 1,115,726 in 1998
   and 1,077,612 in 1997, at par value         (111)               (108)
  Capital in excess of par value             14,425              14,506
  Retained earnings                          24,649              24,012
       Total shareholders' investment        39,707              39,147
       Total liabilities and
        shareholders' investment         $   93,595            $ 78,859

The accompanying notes are an integral part of these consolidated financial statements.



DYNAMICS RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands of dollars, except per share data)
(unaudited)



                                                 Three              Three
                                              Months Ended       Months Ended
                                             March 31, 1998     March 31, 1997

Product sales and contract revenue:
   Contract revenue                           $   35,073         $   26,874
   Product sales                                   7,882              6,134
Total revenue                                     42,955             33,008

Costs and expenses:
   Cost of contract revenue                       31,327             23,771
   Cost of goods                                   5,886              5,169
   Selling, engineering and
    administrative expenses                        4,303              3,304
Total costs and expenses                          41,516             32,244

Operating income                                   1,439                764

Interest expense, net                                343                205

Income before provision for income taxes           1,096                559

Provision for income taxes                           459                233

Net income                                    $      637         $      326


Net income per common share - Basic *         $      .08         $      .04

Net income per common share - Diluted *       $      .08         $      .04

Weighted average common shares
 outstanding - Basic *                         7,558,686          7,519,237

Weighted average common shares
 outstanding - Diluted *                       7,854,074          7,803,799


The accompanying notes are an integral part of these consolidated financial statements.

Retroactively adjusted for the April 1997 10% stock dividend and the May 1998 20% stock dividend.



DYNAMICS RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)

                                                Three               Three
                                             Months Ended       Months Ended
                                            March 31, 1998     March 31, 1997

Cash provided by operations:
  Net income                                  $    637            $    326
  Depreciation and amortization                  1,826               1,199
  Deferred income taxes                              -                (254)
  Provision for receivable reserves                  2                 (14)
                                                 2,465               1,257

Cash provided by (used for) working capital:
  Receivables                                  (11,542)               (322)
  Unbilled expenditures and fees
   on contracts in process                      (3,276)              4,403
  Inventories                                      753                 308
  Refundable income taxes                            2                   -
  Prepaid expenses and other current assets         26                  (7)
  Accounts and drafts payable                    2,730              (6,166)
  Accrued payroll and employee benefits            338                 792
  Other accrued expenses                        (2,441)                205
  Accrued and current deferred income taxes        399                 476
                                               (13,011)               (311)

  Net cash provided by (used for) operations   (10,546)                946

Cash used for investing activities:
  Additions to property, plant and
   equipment, net                                 (961)             (1,197)
  Acquisition payment                                -                (125)
  Net cash used for investing activities:         (961)             (1,322)

Cash provided by (used for) financing activities:
  Net borrowings under line of credit agreements     -                 650
  Principal payments under long-term borrowings      -                (300)
  Borrowing (payments) under revolving
   Long-term credit agreement, net              13,150                   -
  Proceeds from the exercise of stock options      145                  74
  Purchase of treasury shares                     (222)               (117)
  Net cash provided by (used for)
   financing activities                         13,073                 307

Net increase (decrease) in cash
 and cash equivalents                            1,566                 (69)
Cash and cash equivalents at the
 beginning of the year                             542                 234
Cash and cash equivalents at the
 end of the period                            $  2,108            $    165

Supplemental disclosures of cash flow information:
Cash paid during the quarterly period for:
   Interest                                   $    235            $    173
   Income taxes                               $     62            $     16

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

         The results of operations for the quarterly period ended March 31, 1998 may not be indicative of the results that may be expected for the fiscal year ending December 31, 1998.


Note 2.  Inventories are comprised of the following (in thousands of dollars):

                                         March 31, 1998     December 31, 1997
     Work in process                         $   349              $ 1,364
     Raw materials and subassemblies           2,275                2,013
               Total inventories             $ 2,624              $ 3,377

Note 3. Subsequent Event - On April 28, 1998, the Company's Board of Directors declared a 20% stock dividend to be distributed on May 26, 1998 to shareholders of record on May 11, 1998. Shares outstanding and per share information have been adjusted accordingly.

        Also, On April 28, 1998, the shareholders of the Company voted to increase the authorized shares to 30,000,000 from 15,000,000.




Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

     Total revenue for the first quarter of 1998 increased $9,947,000 or 30.5% to $42,955,000, compared to $33,008,000 for the first quarter of 1997. Commercial, state and non-defense federal business amounted to 41.3% of the Company's total revenue in the first quarter of 1998, compared to 24.0% in the first quarter of 1997.

     Contract revenue increased $6,199,000 or 30.5% for the first quarter of 1998 compared to the same period in 1997. The growth was principally attributable to major contracts with the State of Ohio for statewide infrastructure for Human Services systems and with the State of Colorado for similar network infrastructure as well as software system implementation services. The Company's defense revenue related to the development and operation of computer-based management information and logistics support systems, as well as other information technology services, increased $1,500,000, or 4.7% compared to the first quarter of 1997.

     Product sales increased $1,748,000 or 28.5% for the first quarter of 1998 compared to the first quarter of 1997. This growth was the result of increased sales of electroformed components for a line of ink-jet printers and of a line of custom encoders for a customer in the automotive industry.

     Cost of contract revenue as a percentage of contract revenue increased to 89.3% for the first quarter of 1998 from 88.5% for the first quarter of 1997. The increased contribution from higher revenue was offset by a higher level of costs arributable to the Company's telecommunication fraud control market initiative.

     Cost of goods as a percentage of product sales for the first quarter of 1998 was 74.7%, down from 84.3% for the first quarter of 1997. The significant decrease in the cost of goods percentage was principally the result of the substantial increase in production levels for certain key customers, as mentioned above, without a corresponding increase in overhead costs.

     Selling, engineering and administrative expenses increased $1,000,000 or 30.2%, from 1997 due to increased selling and marketing costs associated with the Company's developing telecommunications fraud control business as well as administrative costs to support overall revenue growth. These expenses represent 10.0% of revenue for both years.

     Interest expense, net was $343,000 for the first quarter of 1998 compared to $205,000 for the same period in 1997. This increase resulted from a higher level of borrowing during the first quarter of 1998 which was required to support increased working capital requirements attributable to the Company's substantial revenue growth as well as delays in billing of certain government customers. Billing and collections are expected to improve during the second and third quarter of 1998.

     The Company's effective income tax rate for the first quarter of 1998 was 41.9% compared to 41.7% in 1997. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes (SFAS 109).


Liquidity and Capital Resources

     The Company's primary sources of liquidity have been cash flow from operations and bank credit lines. The principal drivers of cash flow are earnings, adjusted for depreciation and amortization, aggregate billed and unbilled receivables in the Company's government and state businesses, and capital expenditures. At March 31, 1998, the Company had $6,850,000 available under its working capital lines of credit as well as an additional $15,000,000 of credit available for potential acquisitions. The Company believes that its liquid assets, cash flow from operations and available bank lines of credit will satisfy its operating and capital requirements for the foreseeable future.

     The Company's cash, and cash equivalents increased by $1,566,000 during the first quarter of 1998. Receivables increased $11,540,000 to $28,937,000 at March 31, 1998 from $17,397,000 at December 31, 1997 while unbilled expenditures and fees on contracts in progress increased $3,276,000 to $35,451,000 from $32,175,000 at December 31, 1997. The increase in billed receivables was due to the final billing of retained costs and fees on several large fixed-price contracts as well as invoicing on various other contracts that had been delayed early in the quarter. These delays are not an indication of contractual or collection problems. The March 1998 billed and unbilled receivables balance is comparable to the December 1997 balance when measured in terms of day's sales.

     The Company's capital expenditures during the first quarter of 1998 were $961,000, consisting principally of computer equipment.

 Year 2000

     The Company has established a steering committee to coordinate the identification, evaluation and implementation of changes to its entire computer infrastructure necessary to achieve year 2000 data conversion with no disruption to its business operations or customers. The Company is also communicating with its suppliers and others with whom it does business to coordinate year 2000 conversions. These actions are necessary to ensure that the systems and applications the Company utilizes will recognize and process year 2000 and beyond data. The cost of compliance and its effect on the Company's future results of operations has not yet been determined.

  Impact of Inflation and Changing Prices

     Overall, inflation has not had a material impact on the Company's operations. The terms of the Company's Defense contract, which accounted for approximately 66% of the Company's revenues in 1997, are generally for one year and include salary increase factors for future years, thus reducing the potential impact of inflation on the Company.


   Forward Looking Information

     This report includes certain forward-looking statements about the Company's business including the effect of federal and state budgets on the Company's sales, response to the Company's product and services offerings, growth in revenues, capital spending, research and development spending and customer mix. Such forward-looking statements are subject to risk and uncertainties that could cause the actual results to vary materially. These risks and uncertainties, discussed in more detail in the Company's Form 10-K for the year ended December 31,1997, include possible reductions in federal funding for the Company's customers and potential customers, concentration of customers, risks of sustaining existing contracts and orders thereunder at the same or increasing levels and of obtaining new contracts, high levels of competition and difficulties of entering new markets, government contracting issues including audit adjustments and costs of completing fixed-price contracts, supply difficulties, warranty claims, and factors affecting the business segments in which the Company operates and the economy generally.




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



                                      DYNAMICS RESEARCH CORPORATION
                                               (Registrant)



Date:  May 13, 1998                 By:       /s/ Douglas R. Potter
                                                  Douglas R. Potter
                                                  Vice President of Finance
                                                  and Chief Financial Officer
                                                  (Principal financial and
                                                  accounting officer)