Form 10-Q
period 1998-06-30
DYNAMICS RESEARCH CORP
filed 1998-08-13
CIK 30822

Form 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549


[x]            Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                 For the Quarterly Period Ended June 30, 1998.

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


Yes  x     No     .

      The number of shares outstanding of the Registrant's Common stock, par value $.10 per share, at August 11, 1998 was 7,496,042 shares.








DYNAMICS RESEARCH CORPORATION


INDEX

                                                                       Page
                                                                      Number


Part I    Financial Information


     Item 1.     Financial Statements

          Consolidated Balance Sheets -
               June 30, 1998 and December 31, 1997. . . . .             3

          Consolidated Statements of Income -
               Three and Six Months Ended June 30, 1998 and
               June 30, 1997 . . . . . . . . . . . . . . . .            4

          Consolidated Statements of Cash Flows -
               Six Months Ended June 30, 1998 and
               June 30, 1997 . . . . . . . . . . . . . . . .            5

          Notes to Consolidated Financial Statements  . . .             6


     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations  .          8


Part II.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . .         12


Signature  . . . . . . . . . . . . . . . . . . . . . . . . . .          13


PART I.  FINANCIAL INFORMATION

DYNAMICS RESEARCH CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars except share data)


                                            (unaudited)
ASSETS                                     June 30, 1998     December 31, 1997
CURRENT ASSETS:
  Cash and cash equivalents                 $    303             $    542
  Receivables, less allowances of
   $198 in 1998 and $217 in 1997              48,131               17,397
  Unbilled expenditures and fees
   on contracts in process                    23,309               32,175
  Inventories                                  2,580                3,377
  Refundable income taxes                        873                  878
  Prepaid expenses and
   other current assets                        1,529                1,668
       Total current assets                   76,725               56,037

Property, plant and equipment, at cost
  Land                                         1,126                1,126
  Building                                     7,774                7,774
  Machinery and equipment                     43,402               41,426
  Less accumulated depreciation
   and amortization                          (31,194)             (28,098)
  Net property, plant and equipment           21,108               22,228
  Excess of purchase price over net assets
       of business acquired, net                  71                  594
       Total assets                         $ 97,904             $ 78,859

LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Accounts and drafts payable               $ 11,696             $  8,355
  Accrued payroll and employee benefits        9,655                8,032
  Other accrued expenses                       4,123                4,251
  Accrued and current
   deferred income taxes                       9,071                8,999
       Total current liabilities              34,545               29,637

  Long-term debt                              24,000               10,000
  Deferred income taxes                           75                   75

SHAREHOLDERS' INVESTMENT:
  Preferred stock, par value $.10 per share -
     5,000,000 shares authorized, none issued
  Common stock, par value $.10 per share -
     Authorized - 30,000,000 shares
     Issued -  8,711,416 shares in 1998
      and 7,366,484 in 1997                      871                  737
  Less: Treasury stock - 1,125,274 in 1998
      and 1,077,612 in 1997, at par value       (113)                (108)
  Capital in excess of par value              29,227               14,506
  Retained earnings                            9,299               24,012
      Total shareholders' investment          39,284               39,147
      Total liabilities and
       shareholders' investment             $ 97,904             $ 78,859

The accompanying notes are an integral part of these consolidated financial statements.


DYNAMICS RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands of dollars, except per share data)
(unaudited)


                     Three Months    Three Months    Six Months    Six Months
                        Ended           Ended           Ended         Ended
                    June 30, 1998   June 30, 1997   June 30,1998  June 30, 1997

Product sales and
 contract revenue:
  Contract revenue      $ 41,695       $ 33,322       $ 76,768      $ 60,196
  Product sales            7,392          6,824         15,274        12,958
Total revenue             49,087         40,146         92,042        73,154

Costs and expenses:
  Cost of
   contract revenue       38,305         30,044         69,632        53,815
  Cost of goods            5,766          5,210         11,652        10,379
  Selling, engineering
   and administrative
    expenses               5,196          3,283          9,499         6,587
Total costs and expenses  49,267         38,537         90,783        70,781

Operating income (loss)     (180)         1,609          1,259         2,373

Interest expense, net        412            193            755           398

Income (loss) before
 provision for
  income taxes              (592)         1,416            504         1,975

Provision for  (benefit
 from) income taxes         (248)           592            211           825

Net income (loss)       $   (344)      $    824       $    293      $  1,150


Net income (loss) per
 common share - Basic * $   (.05)      $    .11       $    .04      $    .15

Net income (loss) per
 common share -
  Diluted *             $   (.05)      $    .11       $    .04      $    .15

Weighted average common
  shares outstanding -
   Basic *             7,583,693      7,525,426      7,568,673     7,522,484

Weighted average common
  Shares outstanding -
   Diluted *           7,583,693      7,769,728      7,890,011     7,766,786



* Retroactively adjusted for the May 1998 20% stock dividend.

The accompanying notes are an integral part of these consolidated financial statements.



DYNAMICS RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)
                                                Six                 Six
                                           Months Ended         Months Ended
                                           June 30, 1998        June 30, 1997

Cash provided by (used for) operations:
  Net income                                $    293             $  1,150
  Depreciation and amortization                3,615                2,440
  Deferred income taxes                            0                 (254)
  Provision for receivable reserves              (19)                 (11)
                                               3,889                3,325

Cash provided by (used for)
 working capital:
  Receivables                                (30,715)              (3,512)
  Unbilled expenditures and fees
   on contracts in process                     8,866                1,917
  Inventories                                    797                 (306)
  Refundable income taxes                          5                  300
  Prepaid expenses and other current assets      139                  143
  Accounts and drafts payable                  3,341               (1,566)
  Accrued payroll and employee benefits        1,623                1,883
  Other accrued expenses                        (128)                 540
  Accrued and current deferred income taxes       72                  760
                                             (16,000)                 159

Net cash provided by
 (used for) operations                       (12,111)               3,484

Cash used for investing activities:
  Additions to property, plant and
   equipment, net                             (1,976)              (3,043)
  Excess of purchase price over net assets
   of business acquired, net                       -                 (125)
     Net cash used for investing activities:  (1,976)              (3,168)

Cash provided by
 (used for) financing activities:
  Net borrowings under
   line of credit agreements                  14,000                1,500
  Principal payments under
   long-term borrowings                            -               (1,500)
  Proceeds from the exercise of
   stock options                                 186                  363
  Purchase of treasury shares                   (338)                (472)
  Net cash provided by
   (used for) financing activities            13,848                 (109)

Net increase (decrease) in cash
 and cash equivalents                           (239)                 207
Cash and cash equivalents at
 the beginning of the period                     542                  234
Cash and cash equivalents at
 the end of the period                      $    303             $    441

Supplemental disclosures of cash flow information:
Cash paid during the six month period for:
   Interest                                 $    674             $    384
   Income taxes                             $    139             $    325

The accompanying notes are an integral part of these consolidated financial statements.



DYNAMICS RESEARCH CORPORATION

Notes to Consolidated Financial Statements



Note 1. Basis of Reporting

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

   The results of operations for the three months and six months ended
  June 30, 1998 may not be indicative of the results that may be expected for the fiscal year ending December 31, 1998.

Note 2.  Inventories

     Inventories are comprised of the following (in thousands of dollars):

                                          June 30, 1998     December 31, 1997
     Work in process                        $   394              $ 1,364
     Raw materials and subassemblies          2,186                2,013
               Total inventories            $ 2,580              $ 3,377

Note 3. Net Income Per Common Share

   The Company adopted Statement of Financial Accounting Standard No. 128, "Earnings per Share," ("SFAS 128") in the year ended December 31, 1997. SFAS 128 requires the presentation of basic and diluted EPS. Basic net income per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed using the weighted average number of common shares outstanding plus the dilutive effect of common stock equivalents (using the treasury stock method).


The following table presents the calculation of earnings per share:
(in thousands except share and per share data)

                     Three Months   Three Months    Six Months   Six Months
                         Ended          Ended          Ended        Ended
                    June 30, 1998  June 30, 1997  June 30, 1998  June 30, 1997


Net income (loss)     $   (344)       $    824      $    293        $  1,150

Basic:
 Weighted average
  common shares
   outstanding       7,583,693       7,525,426     7,568,673       7,522,484

Net income
 (loss) per share     $   (.05)       $    .11      $    .04        $    .15

Diluted:
 Weighted average
  common shares
   outstanding       7,583,693       7,525,426     7,568,673       7,522,484

Dilutive effect
 of stock options            -         244,302       321,338         244,302

Weighted average
 common and common
  equivalent shares
   outstanding       7,583,693       7,769,728     7,890,011       7,766,786

Net income (loss)
 per share            $   (.05)      $     .11      $    .04        $    .15


Note 4. New Accounting Pronouncements

 In March 1998, Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), was issued which provides guidance on applying generally accepted accounting principles in addressing whether and under what condition the costs of internal-use software should be capitalized. SOP 98-1 is effective for transactions entered into in fiscal years beginning after December 15, 1998. The Company does not expect the impact of adopting SOP 98-1 to be material to results of future operations or cash flows.

 In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires the presentation of comprehensive income and its components. Comprehensive income presents a measure of all changes in equity that results from recognized transactions and other economic events during the period other than transactions with stockholders. SFAS 130 is effective for the fiscal years beginning after December 15, 1997. The Company adopted SFAS 130 in the first quarter of 1998. There were no items of "other comprehensive income" requiring disclosure in the three and six month periods ended June 30, 1998.

 In July 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which is effective for fiscal years beginning after December 15, 1997. Interim reporting disclosures are not required in the first year of adoption. SFAS 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. SFAS 131 changes current practice under SFAS 14 by establishing a new framework on which to base segment reporting. The management approach required by SFAS 131 expands the required disclosures for each segment. The Company will adopt SFAS 131 in the fourth quarter of 1998 and is currently determining the impact of such adoption on its reporting as currently presented.

Note 5. Shareholder Rights Plan

 In June 1998, the Board of Directors approved the renewal of the Company's existing shareholder rights plan by adopting a new shareholder rights plan. One new right will be issued on July 27, 1998 (the expiration date of the shareholder rights plan presently in effect) for each share of the Company's common stock outstanding on that date. The new shareholder rights plan establishes a new series of preferred stock.


Item 2.  Management's Discussion and Analysis

Overview

 Dynamics Research Corporation (the "Company" or DRC) provides information technology services for government and private-sector clients. The Company develops and operates complex computer systems and communications networks, and provides engineering and management consulting services. DRC also designs and manufactures high-precision components for industrial measurement and control.

 The Company has focused on broadening its customer base utilizing the expertise and systems developed in Department of Defense work to service other government agencies and businesses. Non-defense information technology services and sales of precision manufactured products accounted for approximately 43% of revenues for the first six months of 1998, up from 34% in calendar year 1997. The Company continues to invest in non-defense markets, specifically telecommunications fraud control systems and software technologies.

Results of Operations

Three Months Ended June 30, 1998 Compared to
     Three Months Ended June 30, 1997

 Total revenues increased 22% to $49,087,000 in the second quarter of 1998 compared with $40,146,000 in the second quarter of 1997. Contract revenue for the systems and service segment increased 23% for the second quarter of 1998 compared with the second quarter of 1997. The growth was principally attributable to performance on two major state contracts as well as broad-based growth in the Company's defense business. The Company is providing the State of Ohio's Department of Health and Human Services with statewide computer network infrastructure. Similar infrastructure as well as software implementation services are being provided for the State of Colorado's child protection and juvenile justice agencies. The Company is continuing to pursue additional opportunities both within the Department of Defense, other Federal agencies and state governments.

 Second quarter 1998 product sales increased 8% compared to the same period in 1997. This growth was primarily related to increased sales of electroformed components to an inkjet printer manufacturer and increased sales of custom encoders to a customer in the automotive industry. The precision manufactured products segment has not been adversely affected by the General Motors strike to any significant degree.

 Cost of contract revenue as a percentage of contract revenue increased to 92% in the second quarter of 1998 compared to 90% in the second quarter of 1997. This increase is attributable to increased investment in telecommunications fraud control systems as well as greater level of effort on certain lower margin contracts.

 Cost of goods as a percentage of product sales for the second quarter of 1998 increased to 78% from 76% for the same period in 1997. This increase was related to a change in the precision manufactured products sales mix away from certain high margin electroformed components in the second quarter of 1998 as compared to the same period in 1997.

 Selling, engineering and administrative expenses increased 58% for the second quarter of 1998 compared to the second quarter of 1997. The increase is a result of an increase in the Company's selling expenses in connection with the Company's business development initiative in the telecommunications industry (as described below).

 DRC has made significant investments in telecommunications fraud control systems and software technologies. Second quarter 1998 results include $2,300,000 million of net development cost related to the telecommunications business and $598,000 of costs related to software technology development. Second quarter 1997 results include $486,000 and $528,000 of costs related to the telecommunications business and software technology development, respectively.

 The Company's involvement in the telecommunications industry dates to 1996, when the Company obtained an exclusive license to enhance, market and maintain a telecommunications fraud control system developed by Pacific Bell. This entry into the telecommunications market brought SBC Communications, Ameritech, Bell Atlantic, Bell South and U.S. West as ongoing system users and customers. The Company has made system enhancements to broaden the types of telephone fraud detected and to position the product for sale to competitive local exchange carriers and others.

 The Company's software development technology initiative has produced a product known as VisualMagic( that the Company believes is advantageous for developing and operating complex internet-based applications. Further, VisualMagic( facilitates continuous upgrading and modification of these rapidly changing internet systems. The Company intends to spin-off this business as a separately financed entity with the Company retaining an equity position.

 Net interest expense increased to $412,000 in the second quarter of 1998 compared with $193,000 in the second quarter of 1997. Substantial revenue growth and delays in billing certain government customers in 1998 resulted in higher working capital requirements that were funded with additional borrowings. Billing and collections are expected to improve in the third and fourth quarter of 1998.

 The Company's effective income tax rate for the second quarter of 1998 was 41.89% consistent with the 41.81% rate for the second quarter of 1997. The Company accounts for income taxes using the liability method as set forth in Statement of Financial Accounting Standards No. 109 (SFAS 109).


Six Months Ended June 30, 1998 Compared to
    Six Months Ended June 30, 1997

 Total revenues increased 26% to $92,042,000 in the first six months of 1998 compared with $73,154,000 in the same period of 1997. Contract revenue for the systems and service segment increased 28% for the first six months of 1998 compared with the same period of 1997. The growth was principally attributable to performance on the two major state contracts discussed previously, as well as broad based growth in the Company's defense business.

 Product sales during the first six months of 1998 increased 18% compared to the same period in 1997. This growth was primarily related to the increases in sales of electroformed components to an inkjet printer manufacturer and sales of custom encoders to a customer in the automotive industry.

 Cost of contract revenue as a percentage of contract revenue increased to 91% in the first six months of 1998 compared to 89% in the same period of 1997. This increase was attributable to investment in telecommunications fraud control.

 Cost of goods as a percentage of product sales decreased to 76% in the first six months of 1998 from 80% for the same period in 1997. The significant decrease was principally the result of the substantial increase in production levels for certain key customers, without a corresponding increase in overhead costs, partially offset by changes in the sales mix of precision manufactured products.

 Selling, engineering and administrative expenses increased 44% in the first six months of 1998 compared to the same period in 1997. As discussed previously, this increase is a result of higher levels of selling costs in connection with the Company's telecommunications business initiative.

 Net interest expense increased to $755,000 in the first six months of 1998 compared with $398,000 in the first six months of 1997. Substantial revenue growth and delays in billing certain government customers resulted in higher working capital requirements that were funded with additional borrowings.

 The Company's effective income tax rate for the first six months of 1998 and 1997 were 41.9% and 41.8%, respectively.


Liquidity and Capital Resources

 During the first six months of 1998, the Company's primary source of liquidity has been its long-term credit facility. Working capital requirements related to the substantial increase in sales and delays in billing certain government customers have been funded with additional borrowings under the Company's credit facility. Working capital increased to $42,180,000 at June 30, 1998 from $26,400,000 at December 31, 1997. This increase was primarily attributable to increases in receivables partially offset by decreases in unbilled expenditures and fees on contracts in process. Debt increased $14,000,000 million to $24,000,000 to support the increase in working capital. Capital spending during the first six months of 1998 was $1,976,000, consisting principally of office computer equipment.

 At June 30, 1998, $6,000,000 was available for working capital purposes under the Company's long-term credit facility. The Company believes that its liquid assets, cash flow from operations and available bank lines of credit will be sufficient to support its normal operating and capital requirements for the balance of 1998. The Company does not have any significant capital commitments at June 30, 1998 outside the ordinary course of business.


Year 2000

 The Company expects to incur costs during the next year or two to address the impact of the Year 2000 on its information systems. The Year 2000 issue, common to most companies, relates to the inability of certain computer software programs and information systems to properly recognize and process information as the year 2000 approaches. The Company has established a steering committee to coordinate the identification, evaluation and implementation of changes to its entire computer infrastructure necessary to achieve a year 2000 data conversion with no disruption to its business operations or customers. The Company is also communicating with its suppliers and others with whom it does business to coordinate year 2000 conversions. The Company believes that it will be able to modify or replace any affected systems in time to minimize any detrimental effects on operations. The cost of compliance and its effect on the Company's future results of operations has not yet been determined.

Forward-Looking Information

 This report includes certain forward-looking statements about the Company's business including developments and intentions relating to strategic investment programs, cash flow requirements, research and development spending and cash flow expectations. Such forward-looking statements are subject to risk and uncertainties that could cause the actual results to vary materially. These risks and uncertainties, discussed in more detail in the Company's Form 10-K for the year ended December 31, 1997, include ability to consummate strategic transactions, possible reductions in federal funding for the Company's customers and potential customers, concentration of customers, risks of sustaining existing contracts and orders thereunder at the same or increasing levels and of obtaining new contracts, high levels of competition and difficulties of entering new markets, government contracting issues, including audit adjustments and costs of completing fixed-price contracts, supply difficulties, warranty claims, and factors affecting the business segments in which the Company operates and the economy generally.



PART II.  OTHER INFORMATION




Item 6.  (a) Exhibits

             (27.1)  Financial Data Schedule

Item 6.  (b) Reports on Form 8-K

             On June 25, 1998, the Company filed a report on form 8-K relating to the adoption of a shareholder rights plan effective July 27, 1998 and replacing the Company's previous rights plan expiring on that date.



SIGNATURE



 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               DYNAMICS RESEARCH CORPORATION
                                                         (Registrant)



Date:  August 13, 1998                        By: /s/ Douglas R. Potter
                                                  Douglas R. Potter
                                                  Vice President of Finance
                                                  and Chief Financial Officer
                                                 (Principal financial and
                                                  accounting officer)