Form 10-Q
period 1998-09-30
DYNAMICS RESEARCH CORP
filed 1998-11-16
CIK 30822

Form 10-Q
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549


[x]     Quarterly Report Pursuant to Section 13 or 15(d)
         of the Securities Exchange Act of 1934
           For the Quarterly Period Ended September 30, 1998.

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

Yes  x     No     .

    The number of shares outstanding of the Registrant's Common stock, par value $.10 per share, at November 12, 1998 was 7,369,190 shares.








DYNAMICS RESEARCH CORPORATION


                                     INDEX

                                                                      Page
Part I  Financial Information                                        Number


     Item 1.  Financial Statements

          Consolidated Balance Sheets -
               September 30, 1998 and December 31, 1997 . . . . .       3

          Consolidated Statements of Operations -
               Three and Nine Months Ended September 30, 1998 and
               September 30, 1997 . . . . . . . . . . . . . . . .       4

          Consolidated Statements of Cash Flows -
               Nine Months  Ended September 30, 1998 and
               September 30, 1997 . . . . . . . . . . . . . . . .       5

          Notes to Consolidated Financial Statements  . . . . . .       6


     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations  . . .      7


Part II.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . .        12


Signature  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     13


PART I.  FINANCIAL INFORMATION

DYNAMICS RESEARCH CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars except share data)

                                         (unaudited)
ASSETS                                September 30, 1998     December 31, 1997
CURRENT ASSETS:
  Cash and cash equivalents                $    704               $    542
  Receivables, less allowances of
   $198 in 1998 and $217 in 1997             32,470                 17,397
  Unbilled expenditures and fees
   on contracts in process                   27,616                 32,175
  Inventories                                 2,697                  3,377
  Refundable income taxes                       873                    878
  Prepaid expenses and other current assets   1,340                  1,668
       Total current assets                  65,700                 56,037

  Property, plant and equipment, at cost
  Land                                        1,126                  1,126
  Building                                    7,774                  7,774
   Machinery and equipment                   44,078                 41,426
  Less accumulated depreciation
   and amortization                         (32,582)               (28,098)
  Net property, plant and equipment          20,396                 22,228
  Excess of purchase price over net assets
        of business acquired, net                 -                    594
       Total assets                        $ 86,096               $ 78,859

LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Accounts and drafts payable              $  6,489               $  8,355
  Accrued payroll and employee benefits       8,753                  8,032
  Other accrued expenses                      3,089                  4,251
  Accrued and current deferred income taxes   8,685                  8,999
      Total current liabilities              27,016                 29,637

  Long-term debt                             22,000                 10,000
  Deferred income taxes                          75                     75

SHAREHOLDERS' INVESTMENT:
  Preferred stock, par value $.10 per share -
     5,000,000 shares authorized, none issued
  Common stock, par value $.10 per share -
     Authorized - 30,000,000 shares
     Issued -  8,733,016 shares in 1998
      and 7,366,484 in 1997                     873                    737
  Less: Treasury stock - 1,363,826 in 1998
   and 1,077,612 in 1997, at par value         (136)                  (108)
  Capital in excess of par value             27,474                 14,506
  Retained earnings                           8,794                 24,012
      Total shareholders' investment         37,005                 39,147
      Total liabilities and
       shareholders' investment            $ 86,096               $ 78,859

The accompanying notes are an integral part of these consolidated financial statements.



DYNAMICS RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands of dollars, except per share data)
(unaudited)


                      Three Months   Three Months   Nine Months   Nine Months
                          Ended         Ended          Ended         Ended
                    Sept. 30, 1998 Sept. 30, 1997 Sept. 30, 1998 Sept. 30, 1997

Product sales and
 contract revenue:
   Contract revenue   $  38,103     $  36,206        $ 114,871     $  96,402
   Product sales          6,528         7,063           21,802        20,021
Total revenue            44,631        43,269          136,673       116,423

Cost and expenses:
   Cost of contract
    revenue              34,270        33,310          103,902        87,125
   Cost of product
    sales                 5,274         4,940           16,926        15,319
   Selling, engineering
    and administrative
     expenses             5,559         3,548           15,058        10,135
Total operating costs
 and expenses            45,103        41,798          135,886       112,579

Operating income (loss)    (472)        1,471              787         3,844

Interest expense
 (income), net              408          (470)           1,163           (72)

Income (loss) before
 provision for (benefit
  from) income taxes       (880)         1,941            (376)        3,916

Provision for (benefit
 from) income taxes        (375)           218            (164)        1,043

Net income (loss)     $    (505)    $    1,723       $    (212)    $   2,873


Net income (loss)
 per common share -
  Basic *             $    (.07)    $      .23       $    (.03)    $     .38

Net income (loss)
 per common share -
  Diluted *           $    (.07)    $      .22       $    (.03)    $     .37


Weighted average common
  shares outstanding -
   Basic*             7,504,679      7,534,508       7,541,328     7,526,430

Weighted average common
  shares outstanding -
   Diluted*           7,504,679      7,795,155       7,541,328     7,787,077



* Retroactively adjusted for the May 1998 20% stock dividend.

The accompanying notes are an integral part of these consolidated financial statements.



DYNAMICS RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)
                                               Nine                Nine
                                           Months Ended        Months Ended
                                        September 30, 1998  September 30, 1997

Cash provided by (used for) operations:
  Net income (loss)                        $   (212)              $  2,873
  Depreciation and amortization               5,074                  3,781
  Deferred Income Taxes                           -                   (186)
  Provision for receivable reserves             (19)                   (16)
                                              4,843                  6,452

  Cash provided by (used for)
   working capital:
    Receivables                             (15,054)                (5,901)
    Unbilled expenditures and fees
     on contracts in process                  4,559                 (4,816)
    Inventories                                 680                     90
    Refundable income taxes                       5                    155
    Prepaid expenses and other
     current assets                             328                    154
    Accounts and drafts payable              (1,866)                (1,735)
    Accrued payroll and employee benefits       721                  1,923
    Other accrued expenses                   (1,162)                 2,028
    Accrued and current deferred
     income taxes                              (314)                 1,941
                                            (12,103)                (6,161)

  Net cash provided by (used for)
   operations                                (7,260)                   291

Cash used for investing activities:
  Additions to property, plant
   and equipment, net                        (2,652)                (4,343)
  Excess of purchase price over net assets
   of business acquired, net                      -                   (125)
  Net cash used for investing activities:    (2,652)                (4,468)

Cash provided by (used for)
 financing activities:
  Net borrowings under line
   of credit agreements                      12,000                  5,625
  Principal payments under
   long-term borrowings                           -                 (1,501)
  Proceeds from the exercise
   of stock options                             346                    430
  Purchase of treasury shares                (2,272)                  (518)
  Net cash provided by
   financing activities                      10,074                  4,036

Net increase (decrease) in cash
 and cash equivalents                           162                   (141)
Cash and cash equivalents at the
 beginning of the year                          542                    234
Cash and cash equivalents at the
 end of the period                         $    704               $     93

Supplemental disclosures of cash flow information:
Cash paid during the nine month period for:
   Interest                                $    531               $    612
   Income taxes                            $     10               $    339

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

The results of operations for the three and nine months ended September 30, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998.

Note 2.  Inventories are comprised of the following (in thousands of dollars):

                                     September 30, 1998     December 31, 1997
     Work in process                      $     598             $   1,364
     Raw materials and subassemblies          2,099                 2,013
               Total inventories          $   2,697             $   3,377

Note 3.  The Company adopted Statement of Financial Accounting Standard
No. 128, "Earnings per Share," ("SFAS 128") in the year ended December 31, 1997. SFAS 128 requires the presentation of basic and diluted EPS. Basic net income per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed using the weighted average number of common shares outstanding plus the dilutive effect of common stock equivalents (using the treasury stock method).

The following table presents the calculation of earnings per share:
 (in thousands except share and per share data)

                  Three Months    Three Months    Nine Months     Nine Months
                      Ended           Ended          Ended           Ended
                 Sept. 30, 1998  Sept. 30, 1997  Sept. 30, 1998  Sept. 30, 1997

Net income (loss)         $ (505)      $  1,723        $ (212)       $  2,873
Basic:
     Weighted average
      common shares
       outstanding     7,504,679      7,534,508     7,541,328       7,526,430
     Net income (loss)
      per share           $ (.07)      $    .23        $ (.03)       $    .38
Diluted:
     Weighted average
      common shares
       outstanding     7,504,679      7,534,508     7,541,328       7,526,430
     Dilutive effect
      of stock options         -        260,647             -         260,647
     Weighted average
      common and common
       equivalent shares
        outstanding    7,504,679      7,795,155     7,541,328       7,787,077

Net income (loss)
 per share                $ (.07)      $    .22        $ (.03)       $    .37


Item 2.  Management's Discussion and Analysis

Overview

   Dynamics Research Corporation (the "Company" or "DRC") provides information technology services for government and private-sector clients. The Company develops and operates complex computer systems and communications networks, and provides engineering and management consulting services. DRC also designs and manufactures high-precision components for industrial measurement and control.

   The Company has focused on broadening its customer base utilizing the expertise and systems developed in serving the Department of Defense, to service other government agencies and businesses. Non-defense information technology services and sales of precision manufactured products accounted for approximately 41% of revenues for the first nine months of 1998, up from 34% in calendar year 1997.

Results of Operations

Three Months Ended September 30, 1998 Compared to
      Three Months Ended September 30, 1997

   Total revenues increased 3% to $44,631,000 in the third quarter of 1998 compared with $43,269,000 in the third quarter of 1997. Contract revenue for the systems and service segment increased 5% for the third quarter of 1998 compared with the third quarter of 1997. The growth was principally attributable to performance on two major state contracts as well as broad-based growth in the Company's defense business. The Company is providing the State of Ohio's Department of Health and Human Services with statewide computer network infrastructure. Similar infrastructure as well as software implementation services are being provided for the State of Colorado's child protection and juvenile justice agencies.

   Revenue from sales of telecommunications fraud control systems decreased 57% to $250,000 in the third quarter of 1998 compared with $620,000 in the third quarter of 1997. The reduction in revenues is attributable to a limited market for the current version of the software pending release of a new version currently under development and delays in introduction of a related software product. There were no sales of VisualMagic software for the third quarter of 1998 and $3,000 for the third quarter of 1997.

   Third quarter 1998 product sales decreased 8% compared to the same period in 1997. This decrease was primarily related to decreased sales of precision components to the medical products sector and decreased sales to certain of the Company's customers who have significant sales in Asian markets, partially offset by increased sales of custom encoders to a customer in the automotive industry.

   Cost of contract revenue as a percentage of contract revenue decreased to 90% in the third quarter of 1998 compared to 92% in the third quarter of 1997. Included in costs of contract revenues are costs related to sales of telecommunications fraud control systems of $987,000 and $1,087,000 in the third quarter of 1998 and 1997, respectively.

   Cost of product sales as a percentage of product sales for the third quarter of 1998 increased to 81% from 70% for the same period in 1997. This increase was related to a change in the precision manufactured products sales mix away from certain high margin electroformed components in the third quarter of 1998 as compared to the same period in 1997.

   Selling, engineering and administrative expenses increased 57% for the third quarter of 1998 compared to the third quarter of 1997. The increase is a result of an increase in the Company's selling and engineering expenses in connection with the Company's business development initiative in the telecommunications industry.

   DRC has made significant investments in telecommunications fraud control systems and software technologies. Third quarter 1998 results include $1,959,000 of net operating costs related to the telecommunications business and $494,000 of costs related to VisualMagic development. Third quarter 1997 results include $536,000 and $463,000 of costs related to the telecommunications business and VisualMagic development, respectively.

   Net interest expense increased to $408,000 in the third quarter of 1998 compared with income of $470,000 in the third quarter of 1997. The third quarter of 1997 includes interest income of $688,000 related to a research and development tax credit. Substantial revenue growth and delays in billing certain state and government customers in 1998 resulted in higher working capital requirements that were funded with additional borrowings.

   The Company's effective income tax rate for the third quarter of 1998 was a benefit of 43% compared with a provision of 11% for the third quarter of 1997. The Company's tax provision for the third quarter of 1997 reflects a one-time benefit of $586,000 resulting from a refund of income taxes due to the Company's prior years' research and development expenses. The Company accounts for income taxes using the liability method as set forth in Statement of Financial Accounting Standards No. 109 (SFAS 109).

Nine Months Ended September 30, 1998 Compared to
     Nine Months Ended September 30, 1997

   Total revenues increased 17% to $136,673,000 in the first nine months of 1998 compared with $116,423,000 in the same period of 1997. Contract revenue for the systems and service segment increased 19% for the first nine months of 1998 compared with the same period of 1997. The growth was principally attributable to performance on the two major state contracts discussed previously, as well as broad based growth in the Company's defense business.

   Revenue from the sale of telecommunications fraud control systems increased 24% to $1,989,000 in the first nine months of 1998 compared with $1,609,000 in the first nine months of 1997. The increase in revenues is attributable to software sales and ongoing maintenance revenues. Revenue for VisualMagic software for the first nine months of 1998 and 1997 was minimal.

   Product sales during the first nine months of 1998 increased 9% compared to the same period in 1997. This growth was primarily related to increases in sales of electroformed components to an inkjet printer manufacturer and sales of custom encoders to a customer in the automotive industry. The first nine months of 1998 reflect reduced sales to certain of the Company's customers with significant Asian markets. To date, the impact of the Asian crisis on the Company's product sales has been more than offset by the sales increases discussed above.

   Cost of contract revenue as a percentage of contract revenue increased to 90.5% in the first nine months of 1998 compared to 90.4% in the same period of 1997. Included in cost of contract revenue are costs related to sales of telecommunications fraud control systems of $4,175,000 and $2,716,000 in the first nine months of 1998 and 1997, respectively.

    Cost of goods as a percentage of product sales increased to 78% in the first nine months of 1998 from 77% for the same period in 1997.

   Selling, engineering and administrative expenses increased 49% in the first nine months of 1998 compared to the same period in 1997. As discussed previously, this increase is a result of higher levels of selling and engineering costs in connection with the Company's telecommunications business initiative.

   Results for the first nine months of 1998 include $5,304,000 of net operating costs related to the telecommunications business and $1,502,000 of costs related to Visual Magic development. Nine month 1997 results include $1,440,000 and $1,516,000 of costs related to the telecommunications business and Visual Magic development, respectively.

    Net interest expense increased to $1,163,000 in the first nine months of 1998 compared with interest income of $72,000 in the first nine months of 1997. The first nine months of 1997 includes interest income of $688,000 related to a research and development tax credit. Substantial revenue growth and delays in billing certain government customers resulted in higher working capital requirements that were funded with additional borrowings.

   The Company's effective income tax rates for the first nine months of 1998 and 1997 were a benefit of 44% and a provision of 23%, respectively. As mentioned previously, the Company's tax provision for the third quarter of 1997 reflects a one-time benefit resulting from a refund of income taxes due to the Company's prior years' research and development expenses.


Liquidity and Capital Resources

   During the first nine months of 1998, the Company's primary source of liquidity has been its revolving credit facility. Working capital requirements related to the substantial increase in sales and delays in billing certain government customers have been funded with additional borrowings under the Company's credit facility. Working capital increased to $38,684,000 at September 30, 1998 from $26,400,000 at December 31, 1997.
This increase was primarily attributable to increases in receivables partially offset by decreases in unbilled expenditures and fees on contracts in process. Debt increased $12,000,000 to $22,000,000 to support the increase in working capital. Capital spending during the first nine months of 1998 was $2,652,000, consisting principally of office computer equipment. The Company spent $2,272,000 during the first nine months of 1998 for the purchase of treasury shares compared with $518,000 during the first nine months of 1997.

   At September 30, 1998, $8,000,000 was available for working capital purposes under the Company's revolving credit facility. The Company believes that its current assets, cash flow from operations and available bank lines of credit will be sufficient to support its normal operating and capital requirements for the balance of 1998. The Company does not have any significant capital commitments at September 30, 1998 outside the ordinary course of business.


Year 2000 Disclosure

      Many existing computer programs use only two digits, rather than four, to represent a year. Date-sensitive software or hardware written or developed in this fashion may not be able to distinguish between 1900 and 2000, and programs written in this manner that perform arithmetic operations, comparisons or sorting of date fields may yield incorrect results when processing a Year 2000 date. This Year 2000 problem could potentially cause system failures or miscalculations that could disrupt operations.

The Company's State of Readiness

     The Company is in the process of identifying and remediating Year 2000 issues in four areas: (i) information technology ("IT") and financial systems, (ii) non-IT systems, (iii) third-party vendors and suppliers and
(iv) systems it has implemented and maintains for various customers. The Company believes its IT and non-IT systems will be Year 2000 compliant by the end of 1999.

     The Company has completed a review of its financial and other significant IT systems and is in the process of remediating identified material Year 2000 problems. The primary required hardware and operating system platform upgrade is scheduled for completion in January 1999. Necessary application upgrades or remediation and testing are expected to be completed by mid-1999. The Company also conducted a review of all its other computers earlier this year (including desktops, servers and mainframes) and has addressed all material Year 2000 problems. All of the Company's computer and equipment vendors have been contacted to verify Year 2000 compliance. Based on their responses, all products requiring replacement or upgrade are expected to be Year 2000 compliant by the end of 1998. In the case of third party licensed commercial off-the-shelf products, the Company has determined that they are either Year 2000 compliant or the licensor has released a compliant version that the Company will migrate to by mid-1999. While the Company expects that all financial and significant IT-related systems will be Year 2000 compliant by mid-1999, there can be no assurance that corrective actions will be completed in a timely manner.

     The Company has completed a full review of all process control components, including safety equipment, in manufacturing and production facilities. Currently, the Company is in the process of upgrading or replacing certain components of the phone, security, building access, HVAC and lighting systems, which is expected to be completed in early 1999. The Company anticipates that all other process control components will be Year 2000 compliant by mid-1999. However, there can be no assurance that such upgrades and replacements will occur in a timely manner.

     The Company is in the process of requesting Year 2000 compliance information from its employee benefit service suppliers and expects responses from each supplier by early 1999. The Company is currently aware of one supplier that has a Year 2000 compliance issue and is working toward a resolution of such issue. The Company is also in the process of developing Year 2000 questionnaires to be sent to its major power, energy and communications service suppliers beginning in early 1999. The Company expects to have addressed all Year 2000 issues with third party suppliers by mid-year 1999. The Company has contacted its suppliers of financial services regarding computer interface changes and has requested the status of their Year 2000 programs, if this information is not readily available on their web-sites. Any necessary interface upgrades are expected to be completed by mid-1999, although the completion of such upgrades in a timely manner depends upon the readiness and willingness of suppliers to cooperate and provide this information in a timely manner, and cannot be assured. However, the Company intends to identify and prioritize critical suppliers and communicate with them regarding their plans and progress in addressing Year 2000 issues.

     The Company is in the process of completing its Year 2000 remediation, validation testing and implementation activities for systems it had previously implemented and has continued to maintain for various customers. This process is scheduled to be completed and tested in early 1999. The Company previously developed and marketed commercial off-the-shelf products which are currently Year 2000 compliant.

The Company's Year 2000 Risk

     Based on the efforts described above, the Company currently believes that its systems will be Year 2000 compliant in a timely manner. The Company has completed the process of identifying Year 2000 issues in its IT and non-IT systems and expects to complete any remediation efforts by mid-1999. However, there can be no assurance that all Year 2000 problems will be successfully identified, or that the necessary corrective actions will be completed in a timely manner. Failure to successfully identify and remediate Year 2000 problems in critical systems in a timely manner could have a material adverse effect on the Company's results of operations, financial position or cash flow.

     In addition, the Company believes that there is risk relating to significant service suppliers' failure to remediate their Year 2000 issues in a timely manner. Although the Company is communicating with its suppliers regarding the Year 2000 problem, the Company does not know whether these suppliers' systems will be Year 2000 compliant in a timely manner. If one or more significant suppliers are not Year 2000 compliant, this could have a material adverse effect on the Company's results of operations, financial position or cash flow.

The Company's Contingency Plans

     The Company plans by mid-year 1999 to develop contingency plans to be implemented in the event planned solutions prove ineffective in solving Year 2000 compliance. If it were to become necessary for the Company to implement a contingency plan, it is uncertain whether such plan would succeed in avoiding a Year 2000 issue which may otherwise have a material adverse effect on the Company's results of operations, financial position or cash flow.

The Company's Costs of Year 2000 Remediation

     The Company anticipates the total identified cost of its Year 2000 effort will be between $382,000 and $475,000, of which it has expensed approximately $83,000 as of September 30, 1998. The estimate excludes labor costs which predated the formal corporate Year 2000 effort and certain current labor costs at the divisional level which would be difficult to track. The total cost estimate includes estimated and actual amounts to remediate or replace certain software, routers, security chips, the phone system and any other items or systems identified in the Year 2000 effort, consulting fees for a Year 2000 review, and approximately $198,000 of redeployed labor expense. The total estimated cost of redeployed labor within the corporate information systems department is equal to approximately 9% of that department's total maintenance labor budget through the end of the Year 2000 effort. There can be no assurance that the costs associated with the Year 2000 problem will not be greater than anticipated. The Company has deferred a financial and project accounting system upgrade due to its Year 2000 efforts, but does not believe such deferral will have a material adverse effect on the Company's business.

Forward-Looking Information

   This report includes certain forward-looking statements about the Company's business including developments and intentions relating to strategic investment programs, cash flow requirements, research and development spending, cash flow expectations and Year 2000 readiness.
Such forward-looking statements are subject to risk and uncertainties that could cause the actual results to vary materially. These risks and uncertainties, discussed in more detail in the Company's Form 10-K for the year ended December 31, 1997, include ability to consummate strategic transactions related to the Company's commercial business investments, possible reductions in federal funding for the Company's customers and potential customers, concentration of customers, risks of sustaining existing contracts and orders thereunder at the same or increasing levels and of obtaining new contracts, high levels of competition and difficulties of entering new markets, government contracting issues, including audit adjustments and costs of completing fixed-price contracts, supply difficulties, warranty claims, and factors affecting the business segments in which the Company operates and the economy generally.










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



                                       DYNAMICS RESEARCH CORPORATION
                                               (Registrant)



Date:  November 16, 1998                   By:  /s/ Douglas R. Potter
                                                Douglas R. Potter
                                                Vice President of Finance
                                                 and Chief Financial Officer
                                               (Principal financial and
                                                 accounting officer)