Form 10-K
period 1998-12-31
DYNAMICS RESEARCH CORP
filed 1999-03-31
CIK 30822

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-K
[ X ]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 1998

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

    As of March 19, 1999, the aggregate market value of Common
Stock held by nonaffiliates of the Registrant was $22,710,053 and the number of shares of Common Stock, $.10 par value, of the Registrant outstanding was 7,356,090.

                  Documents Incorporated By Reference
Portions of the 1998 Annual Report to Shareholders are incorporated by reference in Parts I and II. Portions of the Registrant's Proxy Statement for the 1999 Annual Meeting of
Shareholders are incorporated by reference in Part III.

The Exhibit Index is on pages 25 and 26.



                         DYNAMICS RESEARCH CORPORATION
                                   Form 10-K
                For the Fiscal Year Ended December 31, 1998

Part I                                                       Page

Item      1.     Business                                      4

          2.     Properties                                   11

          3.     Legal Proceedings                            11

          4.     Submission of Matters to a Vote of
                  Security Holders                            11

          4A.     Executive Officers of the Registrant        11

Part II
          5.     Market for Registrant's Common Equity and
                  Related Stockholder Matters                 12

          6.     Selected Financial Data                      12

          7.     Management's Discussion and Analysis of
                  Financial Condition and Results
                  of Operations                               12

          8.     Financial Statements and Supplementary Data  13

          9.     Changes in and Disagreements with
                  Accountants on Accounting and
                  Financial Disclosure                        13

Part III
          10.     Directors and Executive Officers
                   of the Registrant                          14

          11.     Executive Compensation                      14

          12.     Security Ownership of Certain
                   Beneficial Owners and Management           14

          13.     Certain Relationships and
                   Related Transactions                       14

Part IV
          14.     Exhibits, Financial Statement
                   Schedules, and Reports on Form 8-K         15


PART I

Item 1. Business

    Dynamics Research Corporation (referred to as DRC or the Company) was organized in 1955 under the laws of the Commonwealth of Massachusetts. The Company develops and operates computer and communication-intensive information systems, provides engineering, management support and information technology services, and produces precision manufactured components for industrial measurement and control. The Company's Systems and Services segment represents 85% of revenue from continuing operations for the year ended December 31, 1998. Precision manufactured products represent 15% of 1998 revenue from continuing operations and include encoders and electroformed parts. The Company was also engaged in the development and sale of telecommunications fraud control systems and object-oriented software development technology.

Systems and Services Segment

    DRC provides systems analysis, integration, and software design and development services. The Segment's information technology offerings also include installation, systems operation, and maintenance. Systems built by DRC are used for aircraft maintenance and parts tracking; supply chain management;
training requirements; and for managing state government health and human services commitments.

    The Company's major Department of Defense (referred to as DoD) information systems programs are often referred to as logistics information systems. These DRC-developed product management information systems manage data related to inventory requirements and control, maintenance and repair, warranty analysis, supply, and distribution of numerous products and parts.

    For nearly 30 years, the Company has assisted the U.S. Navy Fleet Ballistic Missile program office in the design, development, and operation of inertial systems. The Company has extensive experience with the Polaris, Poseidon, and Trident missile guidance systems and submarine inertial navigation systems. The Company develops and maintains performance, reliability, and logistics databases for the inertial guidance instruments housed in those systems. These databases track detailed information on thousands of component parts comprising the systems. In connection with these databases, the Company has successfully integrated customer workflow and database activity information with Internet technology. This information is used by the customer for a wide range of operating management tasks and decision making.

    The Company provides independent analysis and monitoring of submarine-based, inertial guidance systems and electronic modules for the U.S. Navy Fleet Ballistic Missile Program Office. DRC's Inertial Instrument Test Laboratory is equipped for full-scale performance testing of navigational quality inertial instruments. The Company designs, constructs, installs, trains, and supports test equipment used in the U.S. Navy Trident program.

    DRC is also involved in the design of a closed-loop system used in the field of parameter control in semiconductor manufacture.
This process is being developed along with other companies under the auspices of the U.S. Navy in the San Diego, California, Space and Naval Warfare Systems Center. DRC performs computer-aided, semiconductor circuit analysis for its Navy customer as well as commercial companies.

    The DRC-developed Weapon Systems Management Information System (WSMIS) assesses the "health" and capability of the U.S. Air
Force weapon systems to meet wartime objectives. DRC has served as the overall functional integrator of WSMIS and the developer of most WSMIS modules. The Company currently provides WSMIS operational and software development support. As a decision-support tool for assessing the impacts of logistics status on potential wartime capabilities, WSMIS computes inventory requirements, purchasing needs, and logistics capability assessments for complex, high-priced aircraft spare parts necessary to meet aircraft availability requirements.

    A major component of the Company's DoD business consists of a wide variety of engineering, technical assistance and management support services performed under various indefinite order, indefinite quantity contracts. Work performed under these contracts is generally done on a time and materials basis utilizing a wide range of the Company's technical and management skills to plan, analyze, design, test, support, train, maintain, and dispose of a variety of complex systems. Systems include radar, missile, aircraft, information, software, and munitions.

    The Company provides support at all stages of a system's life cycle. In response to emerging requirements, the Company helps its Federal Government customers define, develop, and initiate new programs. The Company also helps customers obtain program approval, conduct strategic planning, and evaluate proposals from private contractors. After prime contract awards, the Company helps monitor contractor activities, evaluate progress, and measure performance against program requirements. Products and services include computer-based training, systems integration, and business process improvement/reengineering. Under a variety of contracts, DRC supports the U.S. Air Force at bases such as Hanscom Air Force Base, Scott Air Force Base, Langley Air Force Base, Maxwell Air Force Base, Gunter Annex, and Peterson Air Force Base.

    In 1995, the U.S. Air Force awarded DRC a five-year contract for Technology Task-Order Engineering Services (TTOES). Originally valued at up to $23.7 million, in 1997 the contract ceiling was increased to $31.2 million. DRC has provided engineering, logistics, and software support on programs such as the B-1B, the B-2, the B-52, the KC-135, and the E-3A aircraft repair, maintenance, and upgrade programs. From its origin at the Oklahoma City Air Logistics Center (ALC), DRC has expanded its TTOES task orders to include work at other ALC's located at Warner Robins, GA; Ogden, UT; and San Antonio, TX. Additional tasking has centered on providing support to Air Force reengineering and business process improvement initiatives at these ALC's.

    Since 1993, DRC has provided the US Army Aviation and Missile Command with specialized studies and analyses in aviation/missile system development, acquisition and sustainment. Since 1996, the Company has been a prime contractor on a five-year, $33 million contract under a U.S.
Army program known as Programmatic and Technical Support. DRC supports a broad range of helicopter and missile systems in varying life cycle stages. Additionally, DRC supports other
U.S. Army activities with acquisition logistics, systems engineering and other related program management services from its office in Huntsville, Alabama.

    Combining its expertise in weapon system acquisition processes with its expertise in systems analysis, design, training and simulation and human factors, DRC performs human-systems integration and force analysis. Since 1987, DRC has provided force analysis support to the Army Research Laboratory. These activities are focused on developing tools that support analyzing soldier and system effectiveness, identifying and assessing force improvement options (doctrine, training, leader development, organization and material), and ensuring soldier considerations are addressed in force improvements. Also, under contract from the U.S. Army Research Laboratory, DRC provides analysis, system development and support in several functional areas which include assessment of manpower, personnel and training issues; analysis of soldier systems performance; and integration of methods and databases for use by system designers.

    DRC is the developer of the Training System Requirements Analysis (TSRA) Tools, which are a set of computer programs designed to help instructional designers perform the initial phases of the Instructional Systems Development (ISD) process. The TSRA Tools have been developed with the Naval Air Warfare Center Training Systems Division (NAWCTSD) and are widely used throughout the DoD by government and contractor organizations. The market for DRC's TSRA Tools has expanded beyond the military to include the Federal Aviation Administration and National Mine Health and Safety Academy.

    As a subcontractor to Lockheed Martin, DRC is supporting the U.S. Army's Warfighter Simulation 2000, a simulation system supporting the training of commanders and staff under a wide variety of battlefield scenarios. DRC services include providing military subject matter experts, software and human factors engineering, database development for equipment and knowledge acquisition, as well as manpower staffing reduction analysis.

    DRC is also a subcontractor to Lockheed Martin for the Close Combat Tactical Trainer (CCTT) program. CCTT simulates Army tank and mechanized infantry units from vehicle crews to the battalion level. CCTT uses distributed, interactive simulation technology to provide a "virtual" training environment. DRC conducts all manpower and personnel integration activities associated with the CCTT. DRC is playing a similar role as a subcontractor to Lockheed Martin on the United Kingdom Combined Arms Tactical Trainer, the UK's version of the CCTT.

    DRC is a subcontractor to Raytheon on the U.S. Air Force
National Air and Space Model (NASM). The Company is developing conceptual models and collecting data on mission space objects and processes.

    The Company is in its third year of a U.S. Army, four-year contract, valued at approximately $13.0 million, to implement, apply, and manage DRC-developed teamwork training principles to improve performance in high-pressure environments. The project focus is on improving teamwork in emergency-room settings at more than 15 civilian and military hospitals.

    In March 1998, DRC was awarded a contract under the Air Force
Aeronautical Systems Center Advisory and Assistance Services
(A&AS) Omnibus program. The purpose of this contract is to provide support for engineering, manufacturing, configuration/data management, acquisition management and test and evaluation required in the acquisition, development, production and sustainment of various equipment and weapons systems. The contract provides DRC the opportunity to compete against other companies for tasks under the A&AS Omnibus program over three years.

    In recent years, the Company has expanded beyond the DoD marketplace and won various state and Federal agency contracts. The Company implemented a distributed computer-based Statewide Automated Child Welfare Information System (SACWIS) for the State of New Hampshire. This system manages child welfare cases handled by the State's Department of Health and Human Services. Under ongoing contracts DRC provides additional functional and technical enhancements to the SACWIS system as well as other information technology services.

    In February 1997, DRC was awarded a contract to design, deliver, install and maintain a statewide information technology (IT) infrastructure that supports the Ohio Child
Support Enforcement Tracking System (SETS).   The IT
infrastructure the Company is developing automates the work of more than 4,250 Child Support Enforcement workers throughout
Ohio's 88 counties.   In November 1997, the State of Ohio
awarded the Company a contract for additional computer network infrastructure and related services. DRC continues to provide computer hardware and software, site preparation and installation, and technical support services for the SACWIS and Ohio Works First System that support Ohio's welfare reform initiatives.

    In December 1997, DRC received a three-year contract from the State of Colorado Department of Human Services to serve as a prime contractor for its Children, Youth and Families project. The contract is a result of a competitive procurement for the design, development and implementation of a child welfare and youth corrections system consisting of software, training and a state-wide computer network infrastructure. The contract includes options for four additional years of system maintenance and support.

    The Company continues to provide the U.S. Department of Treasury with information technology services for the Internal Revenue Service and other Treasury departments. Year 2000 software and system certification projects represent the majority of activity under this contract.

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

Precision Manufactured Products

    The commercial operations of DRC's Precision Products Group consists of two divisions: Encoder Division and Metrigraphics Division.

    DRC's Encoder Division designs, manufactures, and markets a line of digital encoders that convert analog motion and position information into digital signals used in a wide variety of industrial products and systems which include: machine tools, robotics, engine fuel-control systems, packaging equipment and pick-and-place machines. DRC's digital encoding devices are essential elements of today's electronically-controlled systems and equipment.

    The Encoder Division manufactures an encoder used in engine fuel pumps for diesel powered sport utility vehicles, pickup trucks and commercial vans. The encoder is a critical component of a computer control system that gauges the amount of fuel injected into the cylinders, optimizing usage and minimizing the amount of unburned fuel and resultant exhaust fumes.

    The Metrigraphics Division uses photolithographic processes to manufacture optical discs, scales and reticles that are used for precision measurement. Metrigraphics also uses various metal deposition processes, including electroplating and electroforming, to produce a variety of precision components. Products include printheads and oriface plates used in electronic printers and circuitry used in certain medical instruments. Metrigraphics' superior ability to design and manufacture components and maintain critical tolerances is an important driver for a wide range of high-technology applications.

    Metrigraphics' largest market is currently for nozzles used in inkjet printer cartridges. In addition to its electroform parts for printers and medical instruments, Metrigraphics manufactures precision glass parts for computer peripherals, factory automation equipment, electronic instrumentation and semiconductor equipment.

Telecommunications Fraud Control Systems

    Since 1996, the Company has been licensed to enhance, market and maintain a telecommunications fraud control system developed by Pacific Bell Telephone Company. DRC has made significant investments in this and related systems and software technologies to broaden the types of telephone fraud detected and to position the product for sale to competitive local exchange carriers and others. The Company's customers include the regional Bell operating telephone companies. A number of recent changes in the telecommunications marketplace have delayed near-term sales goals and increased the estimated capital required to take advantage of this expanding market.
In December 1998, the Company adopted a plan to exit this business during 1999.

Software Development Technology

    Over a number of years, DRC has invested in the research and development of VisualMagic, an object-oriented development environment. This development environment was useful in the design of Internet applications. During 1998, the Company acquired an interest in Empresa, Inc. (formerly Electronic Press Services Group, Inc.)
in exchange for an exclusive license to VisualMagic in certain fields, cash and the assets of the business. Empresa also hired DRC's staff. DRC does not expect to continue its development of Visual Magic.

    Empresa provides e-commerce solutions for small to medium size merchants, banks, and other customers seeking a competitive advantage by being on-line. Empresa's solutions include turnkey on-line storefronts and transaction processing capabilities highly customized to integrate with a customer's existing internal systems and with financial institutions.

Sales & Marketing

    Contracts with defense, state and other government agency customers are obtained by marketing and technical personnel employed by the Company. The Company's other products are sold by sales personnel employed by the Company and outside sales representatives.

Government Contracts

    During 1998, the Company's revenues from contracts with the DoD, either as prime contractor or subcontractor, accounted for approximately 59% of the Company's total revenues.


    During 1998, the Company's U.S. Government business consisted of approximately 101 separate contracts on 16 different programs. The Company's contracts with the Government are generally subject to termination at the convenience of the Government; however, the Company would be reimbursed for its allowable costs to the time of termination and would be paid a proportionate amount of the stipulated profit attributable to the work actually performed. Although Government contracts may extend for several years, they are generally funded on an annual basis and are subject to reduction or cancellation in the event of changes in Government requirements or budgetary concerns. If the U.S. Government curtails expenditures for research, development and consulting activities, such curtailment might have an adverse impact on the Company's sales and earnings.

    The Company's revenues from contracts with four different states accounted for approximately 22% of 1998 revenues. Revenues under various contracts with the State of Ohio accounted for approximately 13.6% of 1998 revenues. The Company's state contracts are generally either fixed-price or time and material. In certain instances, funding for these contracts is subject to annual state legislative approval.

    The Company's government contracts fall into one of three categories: (1) fixed-price, (2) time and materials, and (3) cost plus fixed-fee. Under a fixed-price contract, the government pays an agreed upon price for the Company's services or products, and the Company bears the risk that increased or unexpected costs may reduce its profits or cause it to incur a loss. Conversely, to the extent the Company incurs actual costs below anticipated costs on these contracts, the Company could realize greater profits. Under a time and materials contract, the government pays the Company a fixed hourly rate intended to cover salary costs and related indirect expenses plus a profit margin. Under a cost plus fixed-fee contract, the government reimburses the Company for its allowable direct expenses and allowable and allocable indirect costs and pays a negotiated fee. In 1998, approximately 58% of the Company's state and federal government contract revenue was under fixed-price or time and material contracts, while approximately 42% of revenue was under costs plus fixed-fee contracts.

Backlog

    At December 31, 1998, the Company's backlog of unfilled orders was approximately $105.4 million compared with $110.0 million at December 31, 1997. The Company expects that substantially all of its backlog at December 31, 1998 will be filled during the year ending December 31, 1999. The Company has a number of multi-year contracts with agencies of the U.S. and state governments on which actual funding generally occurs on an annual basis. The Company's business does not have seasonal characteristics but a portion of its funded backlog is based on annual purchase contracts, and the amount of funded backlog as of any date can be affected by the timing of order receipts and deliveries thereunder.

Competition

    The Company competes with both domestic and foreign firms, including larger diversified companies and smaller specialized firms. The U.S. Government's own in-house capabilities are also, in effect, competitors because various agencies perform certain types of services which might otherwise be performed by the Company. The principal competitive factors for systems and services are price, performance, technical competence and reliability. In the commercial businesses, the Company competes with other manufacturers of encoders, electroform vendors and suppliers of precision measurement scales. The principal competitive factors affecting the precision components manufacturing businesses are price, product quality and custom engineering to meet customers' system requirements.

Research and Development

    The Company expended approximately $2.7 million (inclusive of overhead and other indirect costs) on new product and service development during the year ended December 31, 1998, as compared to expenditures of $1.2 million during 1997 and $2.2 million during 1996.

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

Employees

    At December 31, 1998, the Company had 1,557 employees.


Proprietary Information

    Patents, trademarks and copyrights are not materially important to the business of the Company. The U.S. Government has certain proprietary rights in processes and data developed by the Company in its performance of government contracts.

Item 2.  Properties

    The Company leases offices and other facilities, totaling approximately 333,000 square feet, which are utilized for its federal and state government services, manufacturing and warehousing operations as well as its marketing and engineering offices. The Company has manufacturing and office space in Wilmington, Massachusetts under three leases totaling 113,000 square feet, expiring in 2000, with options to the year 2005. The remaining leased facilities consist of offices in 29 locations across the United States. The Company owns a 135,000 square foot facility in Andover, Massachusetts that is utilized for its defense service operations and corporate administrative offices.

    The Company's total rental cost for 1998 was $3.6 million.

    The Company believes its properties are adequate for its present needs.

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





                               Age                       Position

John S. Anderegg, Jr.          75                 Chairman and Director

Albert Rand                    72              President, Chief Executive
                                                  Officer and Director

John L. Wilkinson              59                Vice President, Human
                                                  Resources and Clerk

Douglas R. Potter              48              Vice President of Finance,
                                                Chief Financial Officer

Chester Ju                     49            Vice President, Encoder Division
                                                  and Metrigraphics Division

    Each of the persons named above has served in the position indicated for more than five years.




PART II


Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters

    The common stock of the Company is traded on the NASDAQ
National Market under the symbol (DRCO).

    The high and low prices for the quarters in 1997 and 1998 are listed below.



                            1998                       1997

                       High       Low              High        Low
First quarter         $11.04    $ 8.75            $ 7.58     $ 6.35
Second quarter         12.25      9.90              7.71       6.44
Third quarter          12.13      6.50              9.38       6.77
Fourth quarter          7.00      4.63             11.88       8.75

    The number of holders of record of the Company's common stock are described in the Company's Annual Report to Shareholders for 1998 under the caption "Number of Shareholders," and such information is incorporated herein by reference.

    In September 1984, the Board of Directors indicated its intention not to declare cash dividends to preserve cash for the future growth and development of the Company. The Company did not declare any cash dividends between 1984 and 1998 and does not anticipate doing so for the foreseeable future.

Item 6.  Selected Financial Data

    The section entitled, "Five Year Summary of Selected
Financial Data" in the Company's Annual Report to Shareholders for 1998 is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

    The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Shareholders for 1998 is incorporated herein by reference.

     The Company has made and may make statements from time to time which constitute or contain forward looking information as that term is defined within the meaning of the Federal securities laws.
These statements may be identified by such forward-looking words or other forward-looking terminology. Forward-looking statements are not guarantees of future performance and actual results may differ materially from those in the forward-looking statements as the results of risks and uncertainties including those identified in Exhibit 99. The Company assumes no obligation to update any forward-looking information.

Item 8.  Financial Statements and Supplementary Data

 The following financial statements are filed as part of this Annual Report:

Report of Independent Public Accountants

Consolidated Balance Sheets at December 31, 1998, December 31, 1997 and
 December 28, 1996

Consolidated Statements of Operations for the three years ended
 December 31, 1998

Consolidated Statements of Shareholders' Investment for the three years ended December 31, 1998

Consolidated Statements of Cash Flows for the three years ended
 December 31, 1998

Notes to Consolidated Financial Statements

    (The consolidated financial statements and related notes listed above are incorporated by reference to the Company's
Annual Report to Shareholders for the year 1998.)

Report of Independent Public Accountants on Schedules to Consolidated
 Financial Statements

Schedule VIII - Valuation and Qualifying Accounts for the three years ended December 31, 1998

The foregoing report of independent public accountants and schedule is included as part of Item 14 of this Annual Report on Form 10-K and are set forth on page F-1 and F-2 filed herewith.

    All other financial statements and schedules have been omitted because the information required to be submitted has been included in the financial statements and related notes or they are either not applicable or not required under the rules of Regulation S-X.

    Quarterly financial data presented on page 16, and Management's Discussion and Analysis of Financial Condition and Results of Operations presented on pages 17-22, of the Company's Annual Report to Shareholders for the year 1998, are also incorporated herein by reference. With the exception of the portions listed in the above index, the Annual Report referred to above is not to be deemed filed as part of the financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    Not applicable.



PART III


Item 10.  Directors and Executive Officers of the Registrant

    Information with respect to Directors of the Registrant in the section entitled "Election of Directors" in the Company's definitive proxy Statement for the 1998 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1998, is incorporated herein by reference.

    Information relating to the Executive Officers of the Company is included in Item 4A of Part I of this Form 10K.


Item 11.  Executive Compensation

    Information called for by this item is incorporated by reference from the section entitled "Compensation and Related Matters" in the Company's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1998.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

    Information called for by this item is incorporated by reference from the sections entitled "Common Stock Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1998.

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

    (b)   Reports on Form 8-K.

          No reports on Form 8-K were filed by the Company during the last quarter of fiscal 1998.


            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES
                     TO CONSOLIDATED FINANCIAL STATEMENTS


To Dynamics Research Corporation:

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Dynamics Research Corporation's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 18, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                            ARTHUR ANDERSEN LLP


Boston, Massachusetts,
February 18, 1999



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

Uncertainties as to Department of Defense and Other Federal Agency Budgets

     In 1998, approximately 59% of the Company's revenue was with the DoD and its Services. In the past, the Company's defense business has been adversely affected by significant changes in defense spending during periods of declining U.S. defense budgets. Among the effects of this general decline has been increased competition within a consolidating defense industry. It is not possible for the Company to predict whether defense budgets will increase or decline in the future. Further, changing missions and priorities in the defense budget may have adverse effects on the Company's business. Funding limitations could result in a reduction, delay, or cancellation of existing or emerging programs. The Company anticipates there will continue to be significant competition when the Company's defense contracts are rebid as well as significant competitive pressure to lower prices, which may reduce profitability in this area of the Company's business. Any reduction in the level or profitability of the Company's defense business, if not offset by new commercial business or other business, will adversely affect the Company's business, financial condition and results of operations.

Government Contracting Risks

     The Company has historically derived a substantial portion of its revenue from contract and subcontracts with the U.S. Government. In recent years, the Company has entered into significant information technology services contracts with various state governments. A significant portion of the Company's federal and state government contracts are of a time and materials nature, with fixed hourly rates that are intended to cover salaries, benefits, other indirect costs of operating the business and profit. The pricing of such contracts is based upon estimates of future costs and assumptions as to the aggregate volume of business that the Company will perform in a certain business division or other relevant unit. For long term contracts, the Company must estimate the costs necessary to complete the defined statement of work and recognize revenues or losses in accordance with such estimates. Actual costs may vary materially from the estimates made from time to time, necessitating adjustments to reported revenue and net income. Underestimates of the costs associated with a project could adversely affect the Company's overall profitability and could have a material adverse effect on the Company's business, financial condition and results of operations.

     A significant portion of the Company's federal and state government contracts are renewable on an annual basis, or are subject to the exercise of contractual options. Multi-year contracts often require funding actions or other appovals by U.S. Government, state legislature or others on an annual or more frequent basis. As a result, the Company's business could experience material adverse consequences should such funding actions or other approvals not be taken.

     Governmental awards of contracts are subject to regulations and procedures that permit formal protests by losing bidders. Such protests may result in significant delays in the commencement of expected contractual effort, or the reversal of a previous award decision, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     Because of the complexity and scheduling of contracting with government agencies, from time to time costs are incurred in advance of contractual funding. In some circumstances, such costs may not be recovered in whole or in part under subsequent contractual actions. Failure to collect such amounts may have material adverse consequences on the Company's business, financial condition and results of operations.

     Costs incurred in connection with government contracts are generally subject to audits. Such audits may result in material disallowances, which could have an adverse effect on the Company's business, financial condition and results of operations.

     A substantial portion of the Company's U.S. Government business is as a subcontractor. In such circumstances, the Company generally bears the risk that the prime contractor will meet its performance obligations to the U.S. Government under the prime contract and that the prime contractor will have the financial capability to pay the Company amounts due under the subcontract. The inability of a prime contractor to perform or make required payments could have a material adverse effect on the Company's business, financial condition and results of operations.

     The U.S. Government has the right to terminate contracts for convenience. In such a termination, the Company would generally recover costs incurred up to termination, costs required to be incurred in connection with the termination, and a portion of the fee earned commensurate with the work performed to termination. However, significant adverse effects on the Company's indirect cost pools may not be recoverable in connection with a termination for convenience. Contracts with state and other governmental entities are subject to the same or similar risks.

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

Risks Associates with New Markets and New Products

     In its efforts to enter new markets, including Government agencies other than the DoD and commercial markets, the Company faces significant competition from other companies that have prior experience with such potential customers as well as significantly greater financial, technical and marketing resources than the Company. As a result, the Company's efforts to enter such new markets may not achieve the level of success sought by the Company.

     The Company has licensed its object-oriented software technology to a third party and made an investment in that company. There is no assurance that the investee company's products and services will meet with market acceptance or that they will be able to compete in the development and distribution of such products with competitors that have significantly greater resources and experience. Failure to operate profitably or to raise new capital, if required, may adversely affect the Company's investment.

Concentration of Customers

     Within the DoD, individual services and program offices account for a significant portion of the Company's Government business.
One state customer accounts for a significant portion of the Company's revenue. Two customers account for a significant portion of the revenue of the Company's commercial manufacturing divisions. No assurance can be provided that any of these customers will continue as such or will continue at current levels. A decrease in orders from any of these customers would have an adverse effect on the Company's profitability, and the loss of any large customer could have a material adverse effect on the Company's business, financial condition and results of operations.

Risk of Product Claims

     The Company's precision manufactured products are generally designed to operate as important components of complex systems or products and defects in DRC products could cause the customer's product or systems to fail or perform below expectations. Like other manufacturing companies, the Company may be subject to claims for alleged performance issues related to its products. There can be no assurance any such claims, if made, will not have a material adverse effect on the Company's business, financial conditions or results of operations.

Risk of Economic Events Effecting the Company's Business Segments

     Certain of the Company's precision products are components of commercial products. Factors that affect the production and demand for such products, including economic events both domestically and in other regions of the world, competition, technological change and production disruption, could adversely affect demand for the Company's products. Certain of the Company's products are incorporated into capital equipment, such as machine tools and other automated production equipment, used in the manufacture of other products. As a result, this portion of the Company's business may be subject to fluctuations in the manufacturing sector of the overall economy. An economic recession, either in the U.S. or elsewhere in the world, could have a material adverse effect on the rate of orders received by the commercial divisions. Significantly lower production volumes resulting in under-utilization of the Company's manufacturing would adversely affect the Company's business financial condition and results of operations.

Technological Change

     The Company's knowledge base and skills in the government contracting area are sophisticated and involve areas in which there have been and are expected to continue to be significant technological change. There is no assurance that the Company will continue to be able to offer services that satisfy its customers' requirements at a competitive price. Many of the Company's products are incorporated into sophisticated machinery, equipment or electronic systems. Technological changes may be incorporated into competitors' products that may adversely affect the market for the Company's products. Further, there can be no assurance that the Company's research and product development efforts will be successful or result in new or improved products that may be required to sustain the Company's market position.

Uncertainty of Future Financing

     Although the Company has no immediate plans to raise additional capital, in the future it may need to raise additional funds through public or private debt or equity financing. There can be no assurance that any such funding will be available or of the terms or timing of any such funding.



SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 30, 1999

                                         DYNAMICS RESEARCH CORPORATION

                                             by:  /s/ Albert Rand
                                            Albert Rand, President
                                        (Principal Executive Officer)


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 30th of March, 1999.

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

     /s/ Kenneth F. Kames
         Kenneth F. Kames                          Director


     /s/  James P. Mullins
          Gen. James P.Mullins                     Director


                                    SCHEDULE VIII

                   DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES

                         VALUATION AND QUALIFYING ACCOUNTS

                    FOR THE THREE YEARS ENDED DECEMBER 31, 1998

                             (in thousands of dollars)

                  ALLOWANCE FOR DOUBTFUL ACCOUNTS AND SALES RETURNS



Balance, December 30, 1995                              $402
Additions charged to expense                              54
Write-off of uncollectible accounts, net                (116)

Balance, December 28, 1996                              $340
Additions charged to expense                              86
Write-off of uncollectible accounts, net                (209)

Balance, December 31, 1997                              $217
     Additions charged to expense                        149
     Write-off of uncollectible accounts, net            (50)

Balance, December 31, 1998                              $316



         ACCRUAL OF LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS

Balance, December 31, 1997                            $    -
     Additions charged to discontinued
      operations expense                               4,418


Balance, December 31, 1998                            $4,418



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

4.1   Common stock certificate.

4.2 Certificate of Vote of Directors Establishing Series B Preferred Stock (Incorporated by reference to the Registrant's Form 8-K on June 25, 1998).

4.3   Amendment to Certificate of Vote Establishing Series B
      Preferred Stock.

4.4   Rights Agreement dated as of February 17, 1998 between the
      Company and American Stock Transfer & Trust Company, as Rights Agent. (Incorporated by reference to the Registrant's Form 8-K on June 25, 1998)


10.0  Material Contracts

10.1 Amended 1983 Stock Option Plan. (Incorporated by reference to the Registrant's Form 10-K for the year ended 12/27/87)

10.2 Form of Dynamics Research Corporation Indemnification Agreement for Directors. (Incorporated by reference to the Registrant's Form 10-K for the year ended 12/28/91)

10.3 Form of Dynamics Research Corporation Severance Agreement for Messrs. Anderegg and Rand. (Incorporated by reference to the Registrant's Form 10-K for the year ended 12/28/91)

10.4 Dynamics Research Corporation Deferred Compensation Plan for Non-Employee Directors. (Incorporated by reference to the Registrant's Form 10-K for the year ended 12/28/91)

10.5 Form of Consulting Agreement between Dynamics Research Corporation and Albert Rand. (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended 3/31/97)

10.6 Form of Supplemental Retirement Pension Agreement between Dynamics Research Corporation and Albert Rand. (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended 3/31/97)

10.7  Amended 1993 Equity Incentive Plan.

10.8  Amended 1995 Stock Option Plan for Non-Employee Directors.

10.9 Amended and Restated Revolving Credit Agreement dated as of December 31,1998 between Dynamics Research Corporation and a syndicate of banks and financial institutions, with Brown Brothers Harriman and Company as the agent.

10.10 First Amendment to Amended and Restated Revolving Credit Agreement dated as of December 31, 1998 between Dynamics Research Corporation and a syndicate of banks and financial institutions, with Brown Brothers Harriman and Company as the agent.

13.0 Annual Report to security holders, Form 10-Q or quarterly reports to security holders.

13.1 The Company's Annual Report to Shareholders for the year ended December 31, 1998 filed herewith with the exception of the information incorporated by reference in parts I, II and IV of this Form 10-K is not deemed to be filed as part of this report.

23.0  Consents of experts and counsel

23.1 Consent of Independent Accountants (Arthur Andersen LLP) dated March 26, 1999 filed herewith.

99.0  Important Factors Regarding Forward-Looking Statements.

All documents incorporated by reference may be found at Commission file number 1-7348.