Form 10-Q
period 1999-03-31
DYNAMICS RESEARCH CORP
filed 1999-05-13
CIK 30822

Form 10-Q
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549


      [x]         Quarterly Report Pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934
                   For the Quarterly Period Ended March 31, 1999.

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

Yes  x     No     .

    The number of shares outstanding of the Registrant's Common stock, par value $.10 per share, at May 7, 1999 was 7,353,590 shares.








                         DYNAMICS RESEARCH CORPORATION


                                      INDEX

                                                                    Page
Part I     Financial Information                                   Number


     Item 1.     Financial Statements

          Consolidated Balance Sheets -
               March 31, 1999 and December 31, 1998 . . . . . .       3

          Consolidated Statements of Income -
               Three Months Ended March 31, 1999 and
               March 31, 1998 . . . . . . . . . . . . . . . . .       4

          Consolidated Statements of Cash Flows -
               Three Months Ended March 31, 1999 and
               March 31, 1998 . . . . . . . . . . . . . . . . .       5

          Notes to Consolidated Financial Statements  . . . . .       6


     Item 2.  Management's Discussion and Analysis

              Financial Condition and Results of Operations  . .      8


Part II.  Other Information

     Item 6.     Exhibits and Reports on Form 8-K  . . . . . . .     12


Signature  . . . . . . . . . . . . . . . . . . . . . . . . . . .     13


PART I.  FINANCIAL INFORMATION

DYNAMICS RESEARCH CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars except share data)

                                           (unaudited)
ASSETS                                    March 31, 1999    December 31, 1998
CURRENT ASSETS:
  Cash and cash equivalents                 $    178            $     97
  Receivables, less allowances of $318
   in 1999 and $316 in 1998                   29,865              33,016
  Unbilled expenditures and fees
   on contracts in process                    35,138              32,169
  Inventories                                  2,471               2,647
  Refundable income taxes                          9                   9
  Prepaid expenses and
   other current assets                        1,099                 958
       Total current assets                   68,760              68,896

Property, plant and equipment, at cost
  Land                                         1,126               1,126
  Building                                     7,774               7,774
  Machinery and equipment                     42,900              42,271
  Less accumulated depreciation
   and amortization                          (34,294)            (32,742)
    Net property, plant and equipment         17,506              18,429
  Other non-current assets                     1,111                 742
       Total assets                         $ 87,377            $ 88,067

LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Accounts and drafts payable               $  9,673            $ 10,300
  Accrued payroll and employee benefits        9,631               7,782
  Other accrued expenses                       2,736               2,630
  Accrued and current deferred
   income taxes                                7,481               7,189
  Net liabilities of
   discontinued operations                     2,292               1,772
       Total current liabilities              31,813              29,673

  Long-term debt                              22,850              26,800
  Deferred income taxes                          345                 348

SHAREHOLDERS' INVESTMENT:
  Preferred stock, par value $.10 per share
     5,000,000 shares authorized, none issued
  Common stock, par value $.10 per share -
     Authorized - 30,000,000 shares
     Issued -  8,733,016 shares in 1999
      and 8,733,016 in 1998                      873                 873
  Less: Treasury stock - 1,379,426 in
     1999 and 1,363,826 in 1998,
      at par value                              (138)               (136)
  Capital in excess of par value              27,417              27,474
  Retained earnings                            4,217               3,035
      Total shareholders' investment          32,369              31,246
      Total liabilities and
       shareholders' investment             $ 87,377            $ 88,067

The accompanying notes are an integral part of these consolidated financial statements.


DYNAMICS RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands of dollars, except per share data)
(unaudited)


                                              Three               Three
                                           Months Ended        Months Ended
                                          March 31, 1999      March 31, 1998

Revenue                                     $ 46,549            $ 41,988

Costs and expenses:
   Cost of revenue                            39,890              35,889
   Selling, engineering and
    administrative expenses                    4,096               3,691
Total costs and expenses                      43,986              39,580

Operating income                               2,563               2,408
Interest expense, net                            526                 343
Income from continuing operations before
   provision for income taxes                  2,037               2,065
Provision for income taxes                       855                 862
Income from continuing operations              1,182               1,203
Loss from discontinued operations,
 net of applicable tax benefit
 of $400 in 1998                                   -                 566
Net income                                  $  1,182            $    637

Per share data

Per common share - basic
   Income from continuing operations*       $    .16            $    .16
   Net income (loss)*                       $    .16            $    .08

Per common share - diluted
   Income from continuing operations*       $    .16            $    .15
   Net income (loss)*                       $    .16            $    .08

Weighted average common
 shares outstanding - Basic *              7,365,290           7,558,686

Weighted average common
 shares outstanding - Diluted *            7,441,150           7,900,324

The accompanying notes are an integral part of these consolidated financial statements.

*  Retroactively adjusted for the May 1998 20% stock dividend.



DYNAMICS RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)
                                          Three                  Three
                                       Months Ended          Months Ended
                                      March 31, 1999        March 31, 1998

Cash provided by operations:
  Net income                                $  1,182            $    637
Adjustments to reconcile net income to cash
 Provided by operating activities:
  Loss from discontinued operations                -                 566
  Depreciation and amortization                1,552               1,762
  Deferred income taxes                           (3)                 (7)
  Provision for receivable reserves                2                   6
                                               2,733               2,964

Cash provided by (used for) working capital:
  Receivables                                  3,149             (11,231)
  Unbilled expenditures and fees
   on contracts in process                    (2,969)             (3,875)
  Inventories                                    176                 753
  Refundable income taxes                          -                   2
  Prepaid expenses and other current assets     (141)                 26
  Accounts and drafts payable                   (627)              2,696
  Accrued payroll and employee benefits        1,849                 308
  Other accrued expenses                         106              (2,452)
  Accrued and current deferred income taxes      292                 638
                                               1,835             (13,135)

  Net cash provided by (used for)
   continuing operations                       4,568             (10,171)
  Net cash provided by (used for)
   discontinued operations                       528                (375)
  Cash provided by (used for)
   operating activities                        5,096             (10,546)

Cash used for investing activities:
  Additions to property and equipment
   related to continuing operations, net        (629)               (888)
 Additions to property and equipment
  related to discontinued operations, net         (8)                (73)
  Investments                                   (369)                  -
  Net cash used for investing activities:     (1,006)               (961)

Cash provided by (used for)
 financing activities:
 Borrowing (payments) under revolving
    long-term credit agreement, net           (3,950)             13,150
 Proceeds from the exercise of stock options       -                 145
 Purchase of treasury shares                     (59)               (222)
 Net cash provided by (used for)
  financing activities                        (4,009)             13,073

Net increase (decrease) in cash
 and cash equivalents                             81               1,566
Cash and cash equivalents at the
 beginning of the year                            97                 542
Cash and cash equivalents at the
 end of the period                          $    178            $  2,108

Supplemental disclosures of cash
 flow information:

Cash paid during the quarterly period for:
     Interest                               $    440            $    235
     Income taxes                           $    164            $     62

The accompanying notes are an integral part of these consolidated financial statements.



DYNAMICS RESEARCH CORPORATION

Notes to Consolidated Financial Statements



Note 1.  Basis of Presentation

The unaudited consolidated financial statements presented herein have been prepared by the registrant pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations, although the registrant believes that the disclosures are adequate to make the information presented not misleading. The accompanying consolidated financial statements have not been audited by independent accountants, but in the opinion of the management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the results of operations.

Note 2.  Inventories

Inventories are comprised of the following (in thousands of dollars):

                                          March 31, 1999    December 31, 1998
     Work in process                        $    512            $    475
     Raw materials and subassemblies           1,959               2,172
               Total inventories            $  2,471            $  2,647

Note 3.  Discontinued Operations

In the fourth quarter of 1998, the Company adopted a plan to sell the telecommunications fraud control business unit. Accordingly, the revenues, costs, expenses, assets and liabilities and cash flows of the telecommunications business have been excluded from the respective captions in the Consolidated Statements of Income, Consolidated Balance Sheets and Consolidated Statements of Cash Flows and have been reported as "Loss from discontinued operations, net of applicable income taxes," as "Net liabilities of discontinued operations," and as "Net cash used for discontinued operations" for all periods presented. The results of discontinued operations do not reflect any interest expense or any allocation of corporate general and administrative expense. Revenues for the telecommunications business unit for the quarters ended March 31, 1999 and 1998 were $455,000 and $967,000, respectively. Net operating losses of the telecommunications business were $703,000 and $969,000 for the quarters ended March 31, 1999 and 1998, respectively. The results for the quarter ended March 31, 1999 have been charged against the accrual established at the date the plan of disposal was adopted.



Note 4.  Segment Information.

Identifiable assets by business segment include both assets directly identified with those operations and an allocable share of jointly used assets.

Summarized financial information by business segment for March 31, 1999 and March 31, 1998 are as follows:


                                                                   Identifiable
                        Systems                                      Continuing
                           and               Metri-         Corpor-  Operations
                       Services   Encoder   graphic  Other     ate      Total

March 31, 1999

Net sales (1)           $39,759    $3,490     $3,300      -        -   $46,549
Operating profit(loss)    1,433       (41)     1,171      -        -     2,563
Identifiable assets at
March 31, 1999           65,558     5,560      4,533      -   11,726    87,377

March 31, 1998

Net sales (1)           34,106      4,882      2,999      1        -    41,988
Operating profit(loss)   1,469        306      1,044   (411)       -     2,408
Identifiable assets at
March 31, 1998          65,346      6,963      6,063    214   14,054    92,640

(1) Net sales and operating profit are presented after the elimination of intersegment transactions which are not material.

       Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended March 31, 1999 Compared to
      Three Months Ended March 31, 1998

Total revenues increased 11% to $46,549,000 in the first quarter of 1999 compared with $41,988,000 in the first quarter of 1998. Contract revenue for the Systems and Services segment increased 17% to $39,759,000 in the first quarter of 1999 compared with $34,106,000 in the first quarter of 1998. The growth was principally attributable to broad-based growth in the Company's defense business as well as increased revenue from three major state contracts and other information technology services.

First quarter 1999 Metrigraphic Division sales increased 10% to $3,300,000 compared to $2,999,000 in the same period in 1998. This increase was primarily related to higher sales of electroformed components across a broad range of customers, including one in the medical products industry, offset by reduced sales to a customer in the inkjet printer market. The Company also had higher sales of prototype electroformed components to a number of customers in the first quarter of 1999 compared to the same period in 1998.

Encoder Division sales decreased 29% to $3,490,000 in 1999 from $4,882,000 for the same period in 1998. The decrease primarily relates to reductions in sales of custom encoders to a customer in the automotive industry as well as decreased sales to certain of the Company's customers who have significant sales in Asian markets.

Cost of revenue increased 11% to $39,890,000 in the first quarter of 1999, compared with $35,889,000 in the first quarter of 1998, commensurate with the increase in revenues. Cost of revenue as a percentage of revenue was 86% and 85% in the first quarters of 1999 and 1998, respectively.

Selling, engineering and administrative expenses increased 11% in the first quarter of 1999 to $4,096,000 compared to $3,691,000 in the first quarter of 1998. General corporate staffing-related and other administrative support expenses were increased to support the higher business base.

Operating income of the Systems and Services segment as a percentage of segment revenue decreased to 3.6% in the first quarter of 1999 compared to 4.3% in the first quarter of 1998. This decrease is attributable to higher expenses related to technology and business development efforts in the first quarter of 1999 compared to the same period in 1998.

The Encoder segment reported an operating loss of $41,000 in the first quarter of 1999 compared to operating income of $306,000 in the first quarter of 1998. The decrease in operating profit is primarily the result of lower gross profit contributions attributable to the decrease in sales and the increase in selling, engineering and administrative expenses, discussed above.

In the fourth quarter of 1998, the Company adopted a plan to sell the telecommunications fraud control business unit. Accordingly, 1999 results from the telecommunications fraud control business unit are charged to the loss on disposal accrued at the date the plan was adopted. First quarter 1998 results have been restated to conform to this presentation. The results of discontinued operations do not reflect any interest expense or any allocation of management expense. Revenues for the telecommunications business unit for the quarters ended March 31, 1999 and 1998 were $455,000 and $967,000, respectively. Net operating losses of the telecommunications business were $703,000 and $969,000 for the quarters ended March 31, 1999 and 1998, respectively. These amounts are not included in sales or operating income as reported in the Consolidated Statements of Income.

In December 1998, DRC entered into an agreement with Empresa, Inc.(Empresa), formerly Electronic Press Services Group, Inc., to acquire an interest in Empresa in exchange for a perpetual license to VisualMagic? software development technology, cash and certain other assets. The terms of the agreement provide for the Company to make its cash investment in three installments: one at the closing in December 1998, the second in February 1999, with the third expected to be made in May 1999, subject to certain performance requirements. First quarter 1999 and 1998 results include $0 and $411,000 of costs related to VisualMagic development.

Net interest expense increased to $526,000 in the first quarter of 1999 compared with $343,000 in the first quarter of 1998. Revenue growth and working capital requirements for certain state government customers in the first quarter of 1999 resulted in higher average borrowings. The weighted average interest rate on the Company's borrowings was 7.7% and 6.9% in the first quarter of 1999 and 1998, respectively.

The Company's effective income tax rate for the first quarter of 1999 and 1998 was 42%. The Company accounts for income taxes using the liability method as set forth in Statement of Financial Accounting Standards No. 109 (SFAS 109).

Liquidity and Capital Resources

During the first three months of 1999, the Company's primary source of liquidity has been operating cash flow and its revolving credit facility. Working capital requirements related to the Company's revenue growth and state government contracts were funded with borrowings under the Company's credit facility. Cash generated from operations during the first quarter of 1999 was used to reduce outstanding debt $3,950,000 to $22,850,000 at March 31, 1999.
Working capital decreased to $36,947,000 at March 31, 1999 from $39,223,000 at December 31, 1998. This decrease was primarily attributable to an increase accrued payroll and employee benefits, and increases in accrued income taxes. Capital spending for continuing operations during the first three months of 1999 was $629,000, consisting principally of office computer equipment. The Company spent $59,000 during the first three months of 1999 for the purchase of treasury shares compared with $222,000 during the first three months of 1998.

At March 31, 1999, $17,150,000 was available for working capital purposes under the Company's revolving credit facility. The Company believes that its current assets, cash flow from operations and available bank lines of credit will be sufficient to support its normal operating and capital requirements for the balance of 1999. The Company does not have any significant capital commitments at March 31, 1999 outside the ordinary course of business.


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

The Company's State of Readiness

The Company has completed the process of identifying and is now remediating Year 2000 issues in four areas: (i) information technology ("IT") and financial systems, (ii) non-IT systems, (iii) third-party vendors and suppliers and (iv) systems it has implemented and maintains for various customers. The Company believes its IT and non-IT systems will be Year 2000 compliant by the end of 1999.

The Company has completed a review of its financial and other significant IT systems and is in the process of remediating identified material Year 2000 problems. The primary required hardware and operating system platform upgrade was completed in January 1999. Necessary application upgrades or remediation and testing are expected to be completed by mid-1999. The Company also conducted a review of all its other computers in 1998 (including desktops, servers and mainframes) and has addressed all material Year 2000 problems. All of the Company's computer and equipment vendors have been contacted to verify Year 2000 compliance. Based on their responses, all products requiring replacement or upgrade are expected to be Year 2000 compliant by the end of 1999. In the case of third party licensed commercial off-the-shelf products, the Company has determined that they are either Year 2000 compliant or the licensor has released a compliant version that the Company will migrate to by mid-1999. While the Company expects that all financial and significant IT-related systems will be Year 2000 compliant by mid-1999, there can be no assurance that corrective actions will be completed in a timely manner.

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

The Company has received Year 2000 compliance information from its employee benefit service and other critical suppliers. The Company continues to monitor its major power, energy and communications service suppliers. The Company has contacted its suppliers of financial services regarding computer interface changes and has requested the status of their Year 2000 programs, if this information is not readily available on their web-sites. Any necessary interface upgrades are expected to be completed by mid-1999, although the completion of such upgrades in a timely manner depends upon the readiness and willingness of suppliers to cooperate and provide this information in a timely manner, and cannot be assured.

The Company completed its Year 2000 remediation, validation testing and implementation activities for systems it had previously implemented and has continued to maintain for various customers in early 1999. The Company previously developed and marketed commercial off-the-shelf products which are currently Year 2000 compliant.

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

In addition, the Company believes that there is risk relating to significant service suppliers' failure to remediate their Year 2000 issues in a timely manner. Although the Company is communicating with its suppliers regarding their Year 2000 compliance, the Company does not know whether these suppliers' systems will be Year 2000 compliant in a timely manner. If one or more significant suppliers are not Year 2000 compliant, this could have a material adverse effect on the Company's results of operations, financial position or cash flow.

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

The Company's Costs of Year 2000 Remediation

The Company anticipates the total identified cost of its Year 2000 effort will be between $430,000 and $475,000, of which it has expensed approximately $237,000 as of April 30, 1999. The estimate excludes labor costs which predated the formal corporate Year 2000 effort and certain current labor costs at the divisional level which would be difficult to track. The total cost estimate includes estimated and actual amounts to remediate or replace certain software, routers, security chips and any other items or systems identified in the Year 2000 effort, consulting fees for a Year 2000 review, and approximately $280,000 of redeployed labor expense. The total estimated cost of redeployed labor within the corporate information systems department is equal to approximately 9% of that department's total maintenance labor budget through the end of the Year 2000 effort. There can be no assurance that the costs associated with the Year 2000 problem will not be greater than anticipated. The Company has deferred a financial and project accounting system upgrade due to its Year 2000 efforts, but does not believe such deferral will have a material adverse effect on the Company's business.

Forward-Looking Information

This report includes certain forward-looking statements about the Company's business including developments and intentions relating to strategic investment programs, cash flow requirements, research and development spending, cash flow expectations and Year 2000 readiness. Such forward-looking statements are subject to risk and uncertainties that could cause the actual results to vary materially. These risks and uncertainties, discussed in more detail in the Company's Form 10-K for the year ended December 31, 1998, include ability to consummate strategic transactions related to the Company's commercial business investments, possible reductions in federal funding for the Company's customers and potential customers, concentration of customers, risks of sustaining existing contracts and orders thereunder at the same or increasing levels and of obtaining new contracts, high levels of competition and difficulties of entering new markets, government contracting issues, including audit adjustments and costs of completing fixed-price contracts, supply difficulties, warranty claims, and factors affecting the business segments in which the Company operates and the economy generally.









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



                                       DYNAMICS RESEARCH CORPORATION
                                                (Registrant)



Date:  May 13, 1999                      By:  /s/ Douglas R. Potter
                                              Douglas R. Potter
                                              Vice President of Finance
                                               and Chief Financial Officer
                                              (Principal financial and
                                               accounting officer)