Form 10-Q
period 1999-06-30
DYNAMICS RESEARCH CORP
filed 1999-08-23
CIK 30822

Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


         [x]     Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the Quarterly Period Ended June 30, 1999.

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

Yes  x     No     .

    The number of shares outstanding of the Registrant's Common stock, par value $.10 per share, at August 6, 1999 was 7,358,375 shares.




                        DYNAMICS RESEARCH CORPORATION

                                    INDEX

                                                               Page
Part I   Financial Information                                Number


Item 1.  Financial Statements

     Consolidated Balance Sheets -
         June 30, 1999 and December 31, 1998. . . . . .          3

     Consolidated Statements of Operations -
         Three and Six Months Ended June 30, 1999 and
         June 30, 1998 . . . . . . . . . . . . . . . . .         4

     Consolidated Statements of Cash Flows -
         Six Months Ended June 30, 1999 and
         June 30, 1998 . . . . . . . . . . . . . . . . .         5

     Notes to Consolidated Financial Statements  . . . .         6


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations  .        9


Part II. Other Information


Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . .      14


         Signature  . . . . . . . . . . . . . . . . . . . .     15


                       PART I.  FINANCIAL INFORMATION

DYNAMICS RESEARCH CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars except share data)

                                           (unaudited)
ASSETS                                    June 30, 1999     December 31, 1998
CURRENT ASSETS:
  Cash and cash equivalents                $   2,052           $      97
  Receivables, less allowances of
   $330 in 1999 and $316 in 1998              37,090              33,016
  Unbilled expenditures and fees on
   contracts in process                       36,604              34,469
  Inventories                                  2,488               2,647
  Prepaid expenses and other
   current assets                              1,040                 967
       Total current assets                   79,274              71,196

Property, plant and equipment, at cost
  Land                                         1,126               1,126
  Building                                     7,774               7,774
  Machinery and equipment                     43,590              42,266
  Less accumulated depreciation
   and amortization                          (35,886)            (32,741)
  Net property, plant and equipment           16,604              18,425
  Other non-current assets                         -                 742
       Total assets                        $  95,878           $  90,363

LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Unsecured notes payable                  $  26,950           $       -
  Accounts and drafts payable                 10,319              10,300
  Accrued payroll and employee benefits       10,408               7,782
  Accrued contract loss provision             13,647               2,600
  Other accrued expenses                       2,188               2,330
  Accrued and current deferred income taxes    2,360               7,189
  Net liabilities of
   discontinued operations                     1,898               1,768
       Total current liabilities              67,770              31,969

  Long-term debt                                   -              26,800
  Deferred income taxes                          452                 348

SHAREHOLDERS' INVESTMENT:
  Preferred stock, par value $.10 per share -
     5,000,000 shares authorized, none issued
  Common stock, par value $.10 per share -
     Authorized - 30,000,000 shares
     Issued -  8,733,016 shares in
      1999 and 1998                              873                 873
  Less: Treasury stock - 1,379,426 in 1999
   and 1,363,826 in 1998, at par value          (138)               (136)
  Capital in excess of par value              27,417              27,474
  Retained earnings (accumulated deficit)       (496)              3,035
       Total shareholders' investment         27,656              31,246
       Total liabilities and
        shareholders' investment           $  95,878           $  90,363

The accompanying notes are an integral part of these consolidated financial statements.


DYNAMICS RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands of dollars, except per share data)
(unaudited)


                      Three Months   Three Months    Six Months    Six Months
                          Ended          Ended         Ended          Ended
                     June 30, 1999  June 30, 1998  June 30,1999  June 30, 1998


Revenue                 $  48,810       $  48,317     $  95,359     $  90,305

Costs and expenses:
Cost of revenue            54,177          42,205        94,067        78,094
Selling, engineering
 and administrative
 expenses                   4,178           4,056         8,274         7,747
Total costs
 and expenses              58,355          46,261       102,341        85,841

Operating income (loss)    (9,545)          2,056        (6,982)        4,464
Interest expense, net         551             412         1,077           755
Income (loss) from
 continuing operations
 before provision
 (benefit) for
 income taxes             (10,096)          1,644        (8,059)        3,709
Provision (benefit)
 for income taxes          (4,021)            689        (3,166)        1,551
Income (loss) from
 continuing operations     (6,075)            955        (4,893)        2,158
Loss from discontinued
 operations, net of
 applicable tax benefit         -          (1,299)            -        (1,865)
Gain on disposal of
 discontinued operations,
 net of applicable
 tax provision              1,362               -         1,362             -

Net income (loss)       $  (4,713)      $    (344)    $  (3,531)    $     293


Per share data

Per common share - Basic

Income (loss) from
 continuing operations  $    (.83)      $     .13     $    (.66)    $     .29

Net income (loss)       $    (.64)      $    (.05)    $    (.48)    $     .04

Per common share - Diluted

Income (loss) from
 continuing operations  $    (.83)      $     .12     $    (.66)    $     .27

Net income (loss)       $    (.64)      $    (.04)    $    (.48)    $     .04

Weighted average common
 shares outstanding -
 Basic                  7,353,590       7,583,693     7,360,276     7,568,673

Weighted average common
 Shares outstanding -
 Diluted                7,353,590       7,920,346     7,360,276     7,905,326


The accompanying notes are an integral part of these consolidated financial statements.




DYNAMICS RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)
                                               Six                  Six
                                           Months Ended        Months Ended
                                           June 30, 1999       June 30, 1998

Cash provided by operations:

  Net income (loss)                         $   (3,531)         $      293
  Adjustments to reconcile
   net income (loss) to cash
   provided by operating activities
  (Gain) loss from discontinued operations      (1,362)              1,865
  Provision for impairment of Empresa            1,424                   -
  Depreciation and amortization                  3,145               3,485
  Deferred income taxes                            104                 (23)
  Provision for receivable reserves                 15                 (19)
                                                  (205)              5,601

Cash provided by (used for)
 working capital:

  Receivables                                   (4,089)            (30,493)
  Unbilled expenditures and
   fees on contracts in process                 (2,135)              8,554
  Inventories                                      159                 797
  Prepaid expenses and other current assets        (73)                144
  Accounts and drafts payable                       19               3,257
  Accrued payroll and employee benefits          2,626               1,528
  Accrued contract loss provision               11,047                   -
  Other accrued expenses                          (142)               (300)
  Accrued and current deferred income taxes     (4,829)                196
                                                 2,583             (16,317)

  Net cash provided by (used for)
   continuing operations                         2,378             (10,716)
  Net cash provided by (used for)
   discontinued operations                       1,492              (1,534)
  Cash provided by (used for)
   operating activities                          3,870             (12,250)

Cash used for investing activities:

  Additions to property, plant and
   equipment related to continuing
   operations, net                              (1,307)             (1,698)
  Additions to property, plant and
   equipment related to discontinuing
   operations, net                                 (17)               (139)
  Investment in Empresa                           (682)                  -
  Net cash used for investing activities:       (2,006)             (1,837)

Cash provided by (used for)
 financing activities:

  Borrowing (payments) under revolving
   credit agreement, net                           150              14,000
  Proceeds from the exercise of
   stock options                                     -                 186
  Purchase of treasury shares                      (59)               (338)
  Net cash provided by
   financing activities                             91              13,848

Net increase (decrease) in cash
 and cash equivalents                            1,955                (239)
Cash and cash equivalents at the
 beginning of the year                              97                 542
Cash and cash equivalents at the
 end of the period                          $    2,052          $      303

Supplemental disclosures of cash
 flow information:

Cash paid during the six month period for:
  Interest                                  $    1,019          $      674
  Income taxes                              $      166          $      139

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

     The results of operations for the three months and six months ended June 30, 1999 may not be indicative of the results that may be expected for the fiscal year ending December 31, 1999.

     Certain reclassifications have been made to prior year amounts to conform to the current year presentation.


Note 2.     Contract Loss Provision

During the second quarter of 1999, the Company recorded an additional $11,047,000 loss provision on its fixed price software development contract with the Colorado Department of Health and Human
Services. In the fourth quarter of 1998 a loss provision of $2,600,000 was recorded. Delays related to a 1999 customer stop work request and a revised development schedule together with higher software development costs incurred and estimated costs to complete resulted in a significantly higher current estimate of total contract cost compared to earlier periods. DRC is seeking to mitigate the loss with the State of Colorado. The loss has been included in results of operations of the Systems and Services division.

Note 3.     Credit Arrangements

The Company has an unsecured credit agreement providing for borrowing of up to $40,000,000, under which approximately $26,950,000 was outstanding at June 30, 1999. At June 30, 1999, the Company was not in compliance with certain financial covenants included under this agreement and as a result, the outstanding borrowings are classified as current in the accompanying Consolidated Balance Sheet. The Company is actively negotiating with its banks to resolve the defaults under the agreement. If the Company is not successful in resolving the defaults, the banks may declare amounts outstanding under the Credit Agreement immediately due. DRC would then have to seek alternative financing and there is no assurance that the Company would be able to obtain such financing.

Note 4. Discontinued Operations

In December 1998, with the Board of Director's approval, the Company adopted a plan of disposal for its telecommunications fraud control business and recorded an estimated loss on disposal of $4,148,000 before tax. In June 1999, the Company sold this business for $1.7 million plus royalties of up to $1.8 million over the next three years based on the buyer's fraud control product sales. Any royalties paid pursuant to the agreement will be included in operations when received.
The sale resulted in a favorable adjustment to the estimated loss on disposal of discontinued operations recorded in fiscal 1998. Accordingly, a pretax gain on disposal of discontinued operations of $2,197,000 has been recorded. Included in the accompanying balance sheet is $1.9 million of accrued liabilities related to the discontinued operations. Severance payments to former employees, leases that were not assumed by the buyer as well as unpaid accounting and legal fees, among other things, are included in the remaining accrual.

The revenues, costs, expenses, assets and liabilities and cash flows of the telecommunications business have been excluded from the respective captions in the Consolidated Statements of Operations, Consolidated Balance Sheets and Consolidated
Statements of Cash Flows and have been reported as "Gain (loss) from discontinued operations, net of applicable income taxes," as "Net liabilities of discontinued operations," and as "Net cash used for discontinued operations" for all periods presented. The results of discontinued operations do not reflect any interest expense or any allocation of corporate general and administrative expense. Revenues for the telecommunications fraud control business for the quarters ended June 30, 1999 and 1998 were $258,000 and $770,000, respectively. Net operating losses of the this business were $1,259,000 and $2,236,000 for the quarters ended June 30, 1999 and 1998, respectively. The results for the quarter ended June 30, 1999 have been charged against the accrual established at the date the plan of disposal was adopted.

Note 5.     Investment in Empresa, Inc.

In the second quarter of 1999, the Company wrote off its $1,424,000 investment in Empresa, Inc. due to the business uncertainties of the early-stage business, the Company believes the asset is impaired. In December 1998, DRC entered into an agreement with Empresa, Inc.(Empresa), formerly Electronic Press
Services Group, Inc., to acquire an interest in Empresa in exchange for a perpetual license to VisualMagic software development technology, cash and certain other assets. The terms of the agreement provided for the Company to make its cash investment in three installments: one at the closing in December
1998, the second in February 1999, the third in May 1999. The final installment was paid in May and the Company has no intention or obligation to further fund Empresa. Second quarter 1999 and 1998 results include
$0 and $597,000 of costs related to VisualMagic development.

Note 6.     Inventories

Inventories are comprised of the following (in thousands of dollars):

                                         June 30, 1999     December 31, 1998
     Work in process                        $   479             $   475
     Raw materials and subassemblies          2,009               2,172
     Total inventories                      $ 2,488             $ 2,647


Note 7.  Segment Information.

Identifiable assets by business segment include both assets directly identified with those operations and an allocable share of jointly used assets.

Summarized financial information by business segment for the quarters ended June 30, 1999 and June 30, 1998 are as follows:



                                                                  Identifiable
                    Systems                                        Continuing
                      and               Metri-                     Operations
                    Services  Encoder  graphics  Other  Corporate    Total

June 30, 1999

Net sales (1)       $41,973  $ 3,102   $ 3,735       -         -     $48,810
Operating income
(loss)               (9,169)    (228)    1,276  (1,424)        -      (9,545)
Identifiable
 assets at June 30,
 1999                74,115    5,358     4,200       -    12,205      95,878

June 30, 1998

Net sales (1)        40,925    4,282     3,110       -         -      48,317
Operating income
(loss)                1,527       73     1,053    (597)        -       2,056
Identifiable
 assets at June 30,
 1998                71,751    6,655     5,522     190    12,636      96,754

(1) Net sales and operating profit are presented after the elimination of intersegment transactions which are not material.


Item 2.  Management's Discussion and Analysis

Results of Operations

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

Total revenues of $48,810,000 in the second quarter of 1999 were consistent with revenues of $48,317,000 in the second quarter of 1998. Contract revenue for the Systems and Services segment increased 3% to $41,973,000 in the second quarter of 1999 compared with $40,925,000 in the second quarter of 1998. The growth was primarily attributable to growth in the Company's defense business.

Second quarter 1999 Metrigraphics Division sales increased 20% to $3,735,000 compared to $3,110,000 for the same period in 1998. This increase was primarily related to increased sales of electroformed components to one customer in the medical products industry and increased sales to a customer in the inkjet printer market.

Encoder Division sales decreased 28% to $3,102,000 in 1999 from $4,282,000 for the same period in 1998. The decrease primarily relates to reductions in sales of custom encoders to a customer in the automotive industry.

Cost of revenue increased 28% to $54,177,000 in the second quarter of 1999, compared with $42,205,000 in the second quarter of 1998. The increase is primarily attributable to the $11,047,000 loss provision recorded on the Company's fixed price software development contract with the State of Colorado Department of Health and Human Services to reflect cost overruns.

Selling, engineering and administrative expenses increased 3% in the second quarter of 1999 to $4,178,000 compared to $4,056,000 in the second quarter of 1998. General staffing-related and other administrative support expenses were increased during the second half of 1998 and early 1999 to support the higher business base .

The Systems and Services segment reported an operating loss of $9,169,000 for the three months ended June 30, 1999 compared to operating income of $1,527,000 for the same period in 1998. This decrease is primarily attributable to the loss provision of $11,047,000 recorded on the Company's Colorado contract.

The Encoder segment reported an operating loss of $228,000 in the second quarter of 1999 compared to operating income of $73,000 in the second quarter of 1998. The decrease in operating profit is primarily the result of lower gross profit contributions attributable to the decrease in sales.

In June 1999, the Company completed the sale of its previously discontinued telecommunications fraud control business for $1.7 million and royalties of up to $1.8 million over the next three years, based on fraud control product sales. The sale resulted in a favorable pre-tax adjustment of $2,197,000 to the estimated pre-tax loss on disposal of discontinued operations of $4,148,000 recorded in the fourth quarter of 1998. Second quarter 1998 results have been restated to reflect the discontinuance of the telecommunications fraud control business.

In the second quarter of 1999, the Company wrote off its $1,424,000 investment in Empresa, Inc. due to the business uncertainties of the early-stage business. DRC acquired its interest in Empresa Inc. in exchange for a perpetual license to VisualMagic software development technology, cash and certain other assets. The Company does not intend to make any additional investments in Empresa. Second quarter 1999 and 1998 results include $0 and $597,000 of costs related to VisualMagic development.

Net interest expense increased to $551,000 in the second quarter of 1999 compared with $412,000 in the second quarter of 1998. Revenue growth and working capital requirements for certain state government customers in the second quarter of 1999 resulted in higher average borrowings. The weighted average interest rate on the Company's borrowings was 8.0% and 6.5% in the second quarter of 1999 and 1998, respectively.

The Company's effective income tax rate for the second quarter of 1999 and 1998 was 40% and 42%, respectively. The Company accounts for income taxes using the liability method as set forth in Statement of Financial Accounting Standards No. 109 (SFAS 109).

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

Total revenues increased 6% to $95,359,000 in the first six months of 1999 compared with $90,305,000 in the same period of 1998. Contract revenue for the Systems and Services segment increased 9% to $81,732,000 in the first six months of 1999 compared with $75,031,000 in the same period of 1998. The growth was principally attributable to broad-based growth in the Company's defense business as well as increased revenue from three major state contracts and other information technology services.

Metrigraphic Division sales for the first six months of 1999 increased 15% to $7,217,000 compared to $6,283,000 in the same period in 1998. This increase was primarily related to higher sales of electroformed components across a broad range of customers, including one in the medical products industry.

Encoder Division sales decreased 28% to $6,592,000 in the first half of 1999 from $9,164,000 for the same period in 1998. The decrease primarily relates to reductions in sales of custom encoders to a customer in the automotive industry as well as decreased sales to certain of the Company's customers who have significant sales in Asian markets.

Cost of revenue increased 20% to $94,067,000 in the first half of 1999, compared with $78,094,000 in the same period of 1998, primarily as a result of the $11,047,000 loss provision recorded on the Company's contract with the State of Colorado. Cost of revenue as a percentage of revenue was 99% and 86% in the first half of 1999 and 1998, respectively.

Selling, engineering and administrative expenses increased 7% in the first half of 1999 to $8,274,000 compared to $7,747,000 in the first half of 1998. General corporate staffing-related and other administrative support expenses were increased to support the higher business base.

The Systems and Services segment reported an operating loss of $7,736,000 for the six months ended June 30, 1999 compared to operating income of $2,996,000 for the same period in 1998. This decrease is primarily attributable to the loss provision of $11,047,000 recorded on the Company's Colorado contract.

The Encoder segment reported an operating loss of $269,000 in the first half of 1999 compared to operating income of $379,000 in the first half of 1998. The decrease in operating profit is primarily the result of lower gross profit contributions attributable to the decrease in sales and the increase in selling, engineering and administrative expenses, discussed above.

In June 1999, the Company completed the sale of its previously discontinued telecommunications fraud control business for $1.7 million and royalties of up to $1.8 million over the next three years, based on fraud control product sales. The sale resulted in a favorable pre-tax adjustment of $2,197,000 to the estimated pre-tax loss on disposal of discontinued operations of $4,148,000 recorded in the fourth quarter of 1998. The results for the six months ended June 30, 1998 have been restated to reflect the discontinuance of the telecommunications fraud control business.

In the second quarter of 1999, the Company wrote off its $1,424,000 investment in Empresa, Inc. Due to the business uncertainties of the early-stage business. DRC acquired its interest in Empresa Inc. in exchange for a perpetual license to VisualMagic software development technology, cash and certain other assets. The Company does not intend to make any additional investments in Empresa. The results for the first six months of 1999 and 1998 results include $0 and $1,008,000 of costs related to VisualMagic development.

Net interest expense increased to $1,077,000 in the first half of 1999 compared with $755,000 in the second quarter of 1998. Revenue growth and working capital requirements for certain state government customers in the first half of 1999 resulted in higher average borrowings. The weighted average interest rate on the Company's borrowings was 7.9% and 6.7% in the first half of 1999 and 1998, respectively.

The Company's effective income tax rate for the first half of 1999 and 1998 was 39% and 42%, respectively. The Company accounts for income taxes using the liability method as set forth in Statement of Financial Accounting Standards No. 109 (SFAS 109).

Liquidity and Capital Resources

The Company has an unsecured credit agreement providing for borrowing of up to $40,000,000, under which approximately $26,950,000 was outstanding at June 30, 1999. At June 30, 1999, the Company was not in compliance with certain financial covenants included under this agreement. The Company is actively negotiating with its banks to resolve the defaults under the agreement.
If the Company is not successful in resolving the defaults, the bank may declare amounts outstanding under the Credit Agreement immediately due. DRC would then have to seek alternative financing and there is no assurance that the Company would be able to obtain such financing.

Capital spending during the first six months of 1999 was $1,324,000, consisting principally of office computer equipment.

Restructuring Plan

In light of issues presented by the Colorado contract and the Company's financial situation, the Company is in the process of reviewing and revising its operations to address these issues including the bid and proposal process, contract monitoring and review, billing and collection terms and procedures, working capital requirements, cost of operations, profitability of business areas and personnel matters.


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

The Company has completed a review of its financial and other significant IT systems and is in the process of remediating identified material Year 2000 problems. The primary required hardware and operating system platform upgrade was completed in January 1999. Necessary application upgrades or remediation and testing has been completed; others are expected to be completed during the third quarter of 1999. The Company also conducted a review of all its other computers in 1998 (including desktops, servers and mainframes) and has addressed all material Year 2000 problems. All of the Company's computer and equipment vendors have been contacted to verify Year 2000 compliance. Based on their responses, all products requiring replacement or upgrade are expected to be Year 2000 compliant by the end of 1999. In the case of third party licensed commercial off-the-shelf products, the Company has determined that they are either Year 2000 compliant or the licensor has released a compliant version that the Company will migrate to by the end of the third quarter 1999. While the Company expects that all financial and significant IT-related systems will be Year 2000 compliant by the third quarter of 1999, there can be no assurance that corrective actions will be completed in a timely manner.

The Company has completed a full review of all process control components, including safety equipment, in manufacturing and production facilities. Currently, the Company is in the process of upgrading or replacing certain components of the phone, security, building access, HVAC and lighting systems, which is expected to be completed by the end of the third quarter of 1999. The Company anticipates that all other process control components will be Year 2000 compliant by the end of the third quarter of 1999. However, there can be no assurance that such upgrades and replacements will occur in a timely manner.

The Company has received Year 2000 compliance information from its employee benefit service and other critical suppliers. The Company continues to monitor its major power, energy and communications service suppliers. The Company has contacted its suppliers of financial services regarding computer interface changes and has requested the status of their Year 2000 programs, if this information is not readily available on their web-sites. Any necessary interface upgrades are expected to be completed by end of the third quarter of 1999, although the completion of such upgrades in a timely manner depends upon the readiness and willingness of suppliers to cooperate and provide this information in a timely manner, and cannot be assured.

The Company completed its Year 2000 remediation, validation testing and implementation activities for systems it had previously implemented and has continued to maintain for various customers in early 1999. The Company previously developed and marketed commercial off-the-shelf products which are currently Year 2000 compliant.

The Company's Year 2000 Risk

Based on the efforts described above, the Company currently believes that its systems will be Year 2000 compliant in a timely manner. The Company has completed the process of identifying Year 2000 issues in its IT and non-IT systems and expects to complete any remediation efforts by the end of the third quarter of 1999. However, there can be no assurance that all Year 2000 problems will be successfully identified, or that the necessary corrective actions will be completed in a timely manner. Failure to successfully identify and remediate Year 2000 problems in critical systems in a timely manner could have a material adverse effect on the Company's results of operations, financial position or cash flow.

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

The Company's Contingency Plans

The Company plans by the end of the third quarter of 1999 to develop contingency plans to be implemented in the event planned solutions prove ineffective in solving Year 2000 compliance. If it were to become necessary for the Company to implement a contingency plan, it is uncertain whether such plan would succeed in avoiding a Year 2000 issue which may otherwise have a material adverse effect on the Company's results of operations, financial position or cash flow.

The Company's Costs of Year 2000 Remediation

The Company anticipates the total identified cost of its Year 2000 effort will be between $350,000 and $370,000, of which it has expensed approximately $278,000 as of June 30, 1999. The estimate excludes labor costs which predated the formal corporate Year 2000 effort and certain current labor costs at the divisional level which would be difficult to track. The total cost estimate includes estimated and actual amounts to remediate or replace certain software, routers, security chips and any other items or systems identified in the Year 2000 effort, consulting fees for a Year 2000 review, and approximately $280,000 of redeployed labor expense. The total estimated cost of redeployed labor within the corporate information systems department is minor compared to the overall maintenance labor budget through the end of the Year 2000 effort. There can be no assurance that the costs associated with the Year 2000 problem will not be greater than anticipated. The Company has deferred a financial and project accounting system upgrade due to its Year 2000 efforts, but does not believe such deferral will have a material adverse effect on the Company's business.

Forward-Looking Information

This report includes certain forward-looking statements about the Company's business including developments and intentions relating to negotiations and actions by the Company's banks, cash flow requirements, restructuring efforts, research and development spending, cash flow expectations and Year 2000 . Statements that contain words such as "believes," "expects," "anticipates," "intends," "estimates" or similar expressions are forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Among these risks and uncertainties are actions by lenders, success of restructuring efforts and possible reductions in federal funding for the Company's customers and potential customers, concentration of customers, risks of sustaining existing contracts and orders thereunder at the same or increasing levels and of obtaining new contracts, high levels of competition and difficulties of entering new markets, government contracting issues, including audit adjustments and costs of completing fixed-price contracts, supply difficulties, warrant claims, Year 2000 readiness and factors affecting the business segments in which the Company operates and the economy generally and other factors which are discussed in more detail in the Company's Form 10-K for the year ended December 31, 1998. The Company does not undertake to publicly update or revise any forwarding-looking statements, whether as a result of new information, future events or otherwise.




PART II.  OTHER INFORMATION



Item 6.  (a) Exhibits

(10.1) Second Amendment to Amended and Restated Revolving Credit Agreement dated as of December 31, 1998 between Dynamics Research Corporation and a syndicate of banks and financial institutions, with Brown Brothers Harriman and Company as the agent.

(27.1)    Financial Data Schedule

Item 6.  (b) Reports on Form 8-K

         On July 13, 1999, the Company filed a report on Form 8-K relating to the sale of the telecommunications fraud control business effective June 28, 1999.



SIGNATURE



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   DYNAMICS RESEARCH CORPORATION
                                            (Registrant)



Date:  August 23, 1999             By:   /s/ Virginia A. Lavery
                                         Virginia A. Lavery
                                         Acting Chief Financial Officer