Form 10-Q
period 1999-09-30
DYNAMICS RESEARCH CORP
filed 1999-11-15
CIK 30822

Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


         [x]     Quarterly Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934
                For the Quarterly Period Ended September 30, 1999.

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

Yes  x     No     .

    The number of shares outstanding of the Registrant's Common stock, par value $.10 per share, at November 8, 1999 was 7,363,375 shares.








                         DYNAMICS RESEARCH CORPORATION


                                     INDEX

                                                                 Page
Part I  Financial Information                                   Number

     Item 1.  Financial Statements

     Consolidated Balance Sheets -
      September 30, 1999 and December 31, 1998. . . . .           3

     Consolidated Statements of Operations -
      Three and Nine Months Ended September 30, 1999 and
      September 30, 1998 . . . . . . . . . . . . . . . .          4

     Consolidated Statements of Cash Flows -
      Nine Months Ended September 30, 1999 and
      September 30, 1998 . . . . . . . . . . . . . . . .          5

     Notes to Consolidated Financial Statements  . . . .          6


     Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations     10


Part II.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K  . . . . .        15


Signature  . . . . . . . . . . . . . . . . . . . . . . . .       16


PART I.  FINANCIAL INFORMATION

                        DYNAMICS RESEARCH CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                (in thousands of dollars except share data)

                     (unaudited)
ASSETS                                September 30, 1999   December 31, 1998
CURRENT ASSETS:
  Cash and cash equivalents                $   9,410           $      97
  Receivables, less allowances of
   $931 in 1999 and $316 in 1998              38,953              33,016
  Unbilled expenditures and
   fees on contracts in process               25,681              31,869
  Inventories                                  2,419               2,647
  Prepaid expenses and
   other current assets                        1,277                 967
       Total current assets                   77,740              68,596

Property, plant and equipment, at cost
  Land                                         1,126               1,126
  Building                                     7,774               7,774
  Machinery and equipment                     44,550              42,266
  Less accumulated depreciation
   and amortization                          (37,462)            (32,741)
  Net property, plant and equipment           15,988              18,425
  Other non-current assets                         -                 742
       Total assets                        $  93,728           $  87,763

LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Unsecured notes payable                  $  30,300           $       -
  Accounts and drafts payable                 14,195              10,300
  Accrued payroll and employee benefits        9,752               7,782
  Accrued contract loss provisions             6,667                   -
  Other accrued expenses                       2,076               2,330
  Accrued and current deferred income taxes    2,800               7,189
  Net liabilities of discontinued operations     302               1,768
       Total current liabilities              66,092              29,369

Long-term debt                                     -              26,800
Deferred income taxes                            452                 348

SHAREHOLDERS' INVESTMENT:
  Preferred stock, par value $.10 per share -
   5,000,000 shares authorized, none issued
  Common stock, par value $.10 per share -
   Authorized - 30,000,000 shares
   Issued -  8,737,801 shares in 1999
    and 8,733,016 in 1998                        874                 873
  Less: Treasury stock - 1,379,426 in 1999
   and 1,363,826 in 1998, at par value          (138)               (136)
  Capital in excess of par value              27,546              27,474
  Retained earnings (accumulated deficit)     (1,098)              3,035
      Total shareholders' investment          27,184              31,246
      Total liabilities and
       shareholders' investment            $  93,728           $  87,763

The accompanying notes are an integral part of these consolidated financial statements.


                         DYNAMICS RESEARCH CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands of dollars, except per share data)
                                  (unaudited)


                 Three Months   Three Months     Nine Months     Nine Months
                    Ended           Ended           Ended           Ended
                Sept. 30, 1999  Sept. 30, 1998  Sept. 30, 1999  Sept. 30, 1998


Revenue             $  48,241       $  44,379      $  143,600      $  134,684

Costs and expenses:
Cost of revenue        44,200          38,555         138,267         116,649
Selling, engineering
 and administrative
 expenses               4,241           4,405          12,515          12,152
Total costs
 and expenses          48,441          42,960         150,782         128,801

Operating income (loss)  (200)          1,419          (7,182)          5,883
Interest expense, net     591             408           1,668           1,163
Income (loss) from
 continuing operations
 before provision
 (benefit) for
 income taxes            (791)          1,011          (8,850)          4,720
Provision (benefit)
 for income taxes        (189)            432          (3,355)          1,983
Income (loss) from
 continuing operations   (602)            579          (5,495)          2,737
Loss from discontinued
 operations, net of
 applicable tax benefit     -          (1,084)              -          (2,949)
Gain on disposal of
 discontinued operations,
 net of applicable
 tax provision              -               -           1,362               -

Net loss            $    (602)      $    (505)     $   (4,133)     $     (212)


Per share data

Per common share - Basic

Income (loss) from
 continuing
 operations         $    (.08)      $     .08      $     (.75)     $      .36
     Net loss       $    (.08)      $    (.07)     $     (.56)     $     (.03)

Per common share - Diluted

Income (loss) from
 continuing
 operations         $    (.08)      $     .07      $     (.75)     $      .35
     Net loss       $    (.08)      $    (.07)     $     (.56)     $    (.03)

Weighted average common

shares outstanding -
 Basic              7,357,179       7,504,679       7,359,706       7,541,328

Weighted average common

Shares outstanding -
 Diluted            7,357,179       7,781,761       7,359,706       7,818,410


The accompanying notes are an integral part of these consolidated financial statements.



                       DYNAMICS RESEARCH CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands of dollars)
                                (unaudited)
                                                  Nine               Nine
                                              Months Ended       Months Ended
                                             Sept. 30, 1999     Sept. 30, 1998

Cash provided by operations:
  Net loss                                     $  (4,133)         $   (212)
  Adjustments to reconcile net loss to cash
    provided by operating activities
  (Gain) loss from discontinued operations        (1,362)            2,949
  Non-cash stock compensation                        116                 -
  Provision for impairment
   of investment in Empresa                        1,424                 -
  Depreciation and amortization                    4,721             4,873
  Deferred income taxes                                -               (36)
  Provision for receivable reserves                  615               (19)
                                                   1,381             7,555

Cash provided by (used for) working capital:
  Receivables                                     (6,552)          (15,063)
  Unbilled expenditures and
   fees on contracts in process                    6,188             4,537
  Inventories                                        228               680
  Prepaid expenses and other current assets         (310)              333
  Accounts and drafts payable                      3,895            (1,865)
  Accrued payroll and employee benefits            1,970               677
  Accrued contract loss provisions                 6,667                 -
  Other accrued expenses                            (254)           (1,396)
  Accrued and current deferred income taxes       (4,285)             (305)
                                                   7,547           (12,402)

  Net cash provided by (used for)
   continuing operations                           8,928            (4,847)
  Net cash used for discontinued operations         (104)           (2,413)
  Cash provided by (used for)
   operating activities                            8,824            (7,260)

Cash used for investing activities:
  Additions to property, plant
   and equipment related to
    continuing operations, net                    (2,267)           (2,458)
 Additions to property, plant
  and equipment related to
    discontinued operations, net                     (17)             (194)
  Investment in Empresa                             (682)                -
    Net cash used for investing activities:       (2,966)           (2,652)

Cash provided by (used for) financing activities:
  Borrowings under revolving
    credit agreement, net                          3,500            12,000
  Proceeds from the exercise of stock options         14               346
  Purchase of treasury shares                        (59)           (2,272)
  Net cash provided by financing activities        3,455            10,074

Net increase in cash and cash equivalents          9,313               162
Cash and cash equivalents at
 the beginning of the period                          97               542
Cash and cash equivalents at the
 end of the period                             $   9,410          $    704

Supplemental disclosures of cash flow information:
Cash paid during the nine month period for:
   Interest                                    $   1,838          $    531
   Income taxes                                $     195          $     10

The accompanying notes are an integral part of these consolidated financial statements.



                        DYNAMICS RESEARCH CORPORATION

                 Notes to Consolidated Financial Statements

Note 1.  Basis of Reporting

The unaudited consolidated financial statements presented herein have been prepared by the registrant pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations, although the registrant believes that the disclosures are adequate to make the information presented not misleading. The accompanying consolidated financial statements have not been audited by independent accountants, but in the opinion of the management such financial statements include all adjustments, consisting only of normal recurring adjustments necessary to fairly present the results of operations.

The results of operations for the three months and nine months ended September 30, 1999 may not be indicative of the results that may be expected for the fiscal year ending December 31, 1999.

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

Note 2.  Credit Arrangements

On September 30, 1999, the Company amended its revolving credit agreement. The amended agreement provides for borrowings of up to $35,000,000, based upon assets consisting of inventory, receivables and real estate. The Company granted the banks security in all of its assets. Covenants under the new agreement include a requirement that the Company must have earnings before interest and taxes of $1 each month, adjusted for certain severance accruals, bank and legal fees. At September 30, 1999, the Company was in compliance with all covenants under the amended agreement. The interest rate under the amended agreement is prime plus two percent. The banks waived all known events of default under the prior credit agreement. At September 30, 1999, borrowing under the agreement was $30,300,000 and $4,700,000 was available. The amended credit agreement expires January 31, 2000, therefore all borrowings under the agreement are classified as short term in the accompanying balance sheet. The Company is currently in negotiations with several financial institutions and believes it will be able to obtain alternate financing prior to the expiration of the current agreement, although no assurances can be made. If the Company is able to obtain alternate financing at the current levels, the Company believes it will have adequate resources to fund operations for the next twelve months.

Note 3.  Contract Losses

Results for the third quarter of 1999 reflect pre-tax charges of $1,275,000 to provide for cost overruns on two fixed price software development contracts. During the second quarter of 1999, the Company recorded an additional $11,047,000 loss provision on a third fixed price software development contract. These charges are reflected in results of operations of the Systems and Services division.

Note 4.  Discontinued Operations

In December 1998, with the Board of Director's approval, the Company adopted a plan of disposal for its telecommunications fraud control business and recorded an estimated loss on disposal of $4,148,000 before tax. In June 1999, the Company sold this business for $1.7 million plus royalties of up to $1.8 million over the next three years based on the buyer's fraud control product sales. Any royalties paid pursuant to the agreement will be included in operations when received. The sale resulted in a favorable adjustment to the estimated loss on disposal of discontinued operations recorded in fiscal 1998. Accordingly, a pretax gain on disposal of discontinued operations of $2,197,000 has been recorded. Included in the accompanying balance sheet is a $302,000 accrued liability related to the discontinued operations. Severance payments to former employees, leases that were not assumed by the buyer as well as unpaid accounting and legal fees, among other things, are included in the remaining accrual.

The revenues, costs, expenses, assets and liabilities and cash flows of the telecommunications business have been excluded from the respective captions in the Consolidated Statements of Operations, Consolidated Balance Sheets and Consolidated Statements of Cash Flows and have been reported as "Gain (loss) from discontinued operations, net of applicable income taxes," as "Net liabilities of discontinued operations," and as "Net cash used for discontinued operations" for all periods presented. The results of discontinued operations do not reflect any interest expense or any allocation of corporate general and administrative expense. Revenues for the telecommunications fraud control business for the quarters ended September 30, 1999 and 1998 were $0 and $251,000, respectively. Net operating losses of this business were $0 and $1,889,000 for the quarters ended September 30, 1999 and 1998, respectively.

Note 5.  Investment in Empresa, Inc.

In December 1998, DRC agreed to acquire an interest in Empresa Inc.
in exchange for a perpetual license to VisualMagic software development technology, cash and certain other assets. In the second quarter of 1999, the Company wrote off its $1,424,000 investment in Empresa, Inc. due to the business uncertainties of the early-stage business. Third quarter 1999 and 1998 results include $0 and $494,000 of costs related to VisualMagic development.

Note 6.  Inventories

Inventories are comprised of the following (in thousands of dollars):

                                      Sept. 30, 1999     December 31, 1998
     Work in process                    $    495               $    475
     Raw materials and subassemblies       1,924                  2,172
     Total inventories                  $  2,419               $  2,647

Note 7. Net Income Per Common Share

Statement of Financial Accounting Standards No. 128, "Earnings per Share," requires the computation of basic and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is determined by giving effect to the exercise of stock options using the treasury stock method. The diluted effect of stock options was 67,069 shares for the three and nine months ended September 30, 1999 and have been omitted in the computation of diluted earnings per share because they would have been antidilutive for those periods.

Three Months Ending September 30,                   1999           1998

Income (loss) from continuing operations      $  (602,000)    $   579,000
Net loss                                         (602,000)       (505,000)
Weighted-average shares                         7,357,179       7,504,679
Dilutive effect of options                              -         277,082
Adjusted weighted-average shares                7,357,179       7,781,761
(Loss) income from continuing
 operations per share - basic                 $      (.08)    $       .08
Net loss per share - basic                    $      (.08)    $      (.07)
(Loss) income from
 continuing operations - diluted              $      (.08)    $       .07
Net loss per share - diluted                  $      (.08)    $      (.07)


Nine Months Ending September 30,                    1999           1998

Income (loss) from continuing operations      $(5,495,000)    $ 2,737,000
Net loss                                       (4,133,000)       (212,000)
Weighted-average shares                         7,359,706       7,541,328
Dilutive effect of options                              -         277,082
Adjusted weighted-average shares                7,359,706       7,818,410
(Loss) inome from continuing
 operations per share - basic                 $      (.75)    $       .36
Net loss per share - basic                    $      (.56)    $      (.03)
(Loss) income from continuing
 operations - diluted                         $      (.75)    $       .35
Net loss per share - diluted                  $      (.56)    $      (.03)


Note 8.  Segment Information.

Identifiable assets by business segment include both assets directly identified with those operations and an allocable share of jointly used assets.

Summarized financial information by business segment for the quarters ended September 30, 1999 and September 30, 1998 are as follows:


                                                                  Identifiable
                  Systems                                          Continuing
                    and                 Metri-                     Operations
                  Services   Encoder   graphics   Other   Corporate   Total


September 30, 1999

Net sales (1)   $  41,394   $  3,168  $  3,679   $  -   $     -     $  48,241
Operating income
(loss)               (842)      (309)    1,128      -      (177)         (200)
Identifiable
 assets at
 September
 30, 1999          66,197      5,681     2,914      -    18,936        93,728


September 30, 1998

Net sales (1)      37,851      3,956     2,572      -         -        44,379
Operating income
(loss)              1,318        (21)      616   (494)        -         1,419
Identifiable
 assets at
 September
 30, 1998          61,234      6,116     5,074    166    12,289        84,879



(1) Net sales and operating profit are presented after the elimination of intersegment transactions which are not material.

Summarized financial information by business segment for the nine months end September 30, 1999 and September 30, 1998 are as follows:

                                                                  Identifiable
                  Systems                                          Continuing
                    and                 Metri-                     Operations
                  Services   Encoder   graphics   Other   Corporate   Total


September 30, 1999

Net sales (1)   $ 123,126   $  9,760  $ 10,714   $  -   $     -     $ 143,600
Operating income
(loss)             (8,578)      (597)    3,594 (1,424)     (177)       (7,182)
Identifiable
 assets at
 September
 30, 1999          66,197      5,681     2,914      -    18,936        93,728


September 30, 1998

Net sales (1)     112,882     13,120     8,681      1         -       134,684
Operating income
(loss)              4,314        358     2,713 (1,502)        -         5,883
Identifiable
 assets at
 September
 30, 1998          61,234      6,116     5,074    166    12,289        84,879



(1) Net sales and operating profit are presented after the elimination of intersegment transactions which are not material.

Item 2.  Management's Discussion and Analysis

Results of Operations

Three Months Ended September 30, 1999 Compared to
 Three Months Ended September 30, 1998

Total revenues of $48,241,000 in the third quarter of 1999 increased 9% from $44,379,000 in the third quarter of 1998.
Contract revenue for the Systems and Services segment increased 9% to $41,394,000 in the third quarter of 1999 compared with $37,851,000 in the third quarter of 1998. The increase is attributable to a significant increases in revenues in the core defense business, partially offset by a decrease in revenue on state contracts.

Third quarter 1999 Metrigraphics Division sales increased 43% to $3,679,000 compared to $2,572,000 for the same period in 1998. This increase was primarily related to higher sales of electroformed components to one customer in the medical products industry, higher sales to a customer in the inkjet printer market and an overall increase in sales of other electroformed components.

Encoder Division sales decreased 20% to $3,168,000 in 1999 from $3,956,000 for the same period in 1998. The decrease primarily relates to reductions in sales of custom encoders to a customer in the automotive industry.

Cost of revenue increased 15% to $44,200,000 in the third quarter of 1999, compared with $38,555,000 in the third quarter of 1998. Cost of revenue as a percentage of revenue was 92% and 87% in the third quarters of 1999 and 1998, respectively. The increase in cost of revenue is primarily attributable to the increase in sales and charges of $1,275,000 to provide for cost overruns on two fixed-price software development contracts. The lower gross margin percentage in the third quarter of 1999 reflects higher revenues in our core defense business which has lower average margins than certain state contracts under which the Company performed during the same period in 1998.

Selling, engineering and administrative expenses decreased 4% in the third quarter of 1999 to $4,241,000 compared to $4,405,000 in the third quarter of 1998. The decrease is primarily related to fewer Company-funded research and development efforts in the third quarter of 1999 compared to the same period in 1998.

The Systems and Services segment reported an operating loss of $842,000 for the three months ended September 30, 1999 compared to operating income of $1,318,000 for the same period in 1998. Results for the third quarter of 1999 reflect the cost overrun charges and higher revenues in our core defense business which has lower margins than certain state contracts under which the Company performed during the same period in 1998 as discussed above.

Operating income of the Metrigraphics segment increased 83% to $1,128,000 in the third quarter of 1999, compared with $616,000 for the same period in 1998. The increase is primarily attributable to the increase in sales.

The Encoder segment reported an operating loss of $309,000 in the third quarter of 1999 compared to an operating loss of $21,000 in the third quarter of 1998. The decrease in operating profit is primarily the result of lower gross profit contributions attributable to the decrease in sales.

Net interest expense increased to $591,000 in the third quarter of 1999 compared with $408,000 in the third quarter of 1998. The weighted average interest rate on the Company's borrowings was 10.31% and 6.7% in the third quarter of 1999 and 1998, respectively.

The Company's effective income tax rate for the third quarter of 1999 and 1998 was a benefit of 24% and a provision of 43%, respectively. The tax benefit recorded in the third quarter of 1999 is at a lower effective tax rate than the provision recorded in the same period in 1998 reflecting minimum state tax payments and the absence of operating loss carrybacks/carryforwards in certain states. The Company accounts for income taxes using the liability method as set forth in Statement of Financial Accounting Standards No. 109 (SFAS 109).

Nine Months Ended September 30, 1999 Compared to
 Nine Months Ended September 30, 1998

Total revenues increased 7% to $143,600,000 in the first nine months of 1999 compared with $134,684,000 in the same period of 1998. Contract revenue for the Systems and Services segment increased 9% to $123,126,000 in the first nine months of 1999 compared with $112,882,000 in the same period of 1998. The increase was attributable to broad-based growth in the Company's core defense business, offset by reductions in state business.

Metrigraphics Division sales for the first nine months of 1999 increased 23% to $10,714,000 compared to $8,681,000 in the same period in 1998. This increase was primarily related to higher sales of electroformed components across a range of customers, including one in the medical products industry and one in the inkjet printer market.

Encoder Division sales decreased 26% to $9,760,000 in the first nine months of 1999 from $13,120,000 for the same period in 1998. The decrease primarily related to reductions in sales of custom encoders to a customer in the automotive industry as well as decreased sales to certain of the Company's customers which had significant sales in Asian markets.

Cost of revenue increased 19% to $138,267,000 in the first nine months of 1999, compared with $116,649,000 in the same period of 1998. The increase is primarily the result of the $13,022,000 of loss provisions the Company recorded on three fixed price software development contracts during the second and third quarters of 1999. Cost of revenue as a percentage of revenue was 96% and 87% in the first nine months of 1999 and 1998, respectively.

Selling, engineering and administrative expenses decreased 3% in the first nine months of 1999 to $12,515,000 compared to $12,152,000 in the first nine months of 1998. The decrease was primarily attributable to reductions in research and development expenditures for the first nine months of 1999 compared with the same period of 1998.

The Systems and Services segment reported an operating loss of $8,578,000 for the nine months ended September 30, 1999 compared to operating income of $4,314,000 for the same period in 1998. This decrease is primarily attributable to the $13,022,000 loss provisions.

Operating income of the Metrigraphics division increased 32% to $3,594,000 for the nine months ended September 30, 1999 compared with $2,713,000 for the same period in the prior year. The increase is primarily attributable to the increase in sales.

The Encoder segment reported an operating loss of $597,000 in the first nine months of 1999 compared to operating income of $358,000 in the first nine months of 1998. The decrease in operating profit is primarily the result of lower gross profit contributions attributable to the decrease in sales.

In June 1999, the Company completed the sale of its previously discontinued telecommunications fraud control business for $1.7 million and royalties of up to $1.8 million over the next three years, based on fraud control product sales. The sale resulted in a favorable pre-tax adjustment of $2,197,000 to the estimated pre-tax loss on disposal of discontinued operations of $4,148,000 recorded in the fourth quarter of 1998. Third quarter 1998 results were restated to reflect the discontinuance of the telecommunications fraud control business.

In the second quarter of 1999, the Company wrote off its $1,424,000 investment in Empresa, Inc. due to the business uncertainties of the early-stage business. Third quarter 1999 and 1998 results include $0 and $494,000 of costs related to VisualMagic development.

Net interest expense increased to $1,668,000 in the first nine months of 1999 compared with $1,163,000 in the first nine months of 1998. Revenue growth and working capital requirements for certain state government customers in the first nine months of 1999 resulted in higher average borrowings. The weighted average interest rate on the Company's borrowings was 8.6% and 6.7% in the first nine months of 1999 and 1998, respectively.

The Company's effective income tax rate for the first nine months of 1999 and 1998 was a benefit of 38% and a provision of 42%, respectively. The Company accounts for income taxes using the liability method as set forth in Statement of Financial Accounting Standards No. 109 (SFAS 109).

Liquidity and Capital Resources

On September 30, 1999, the Company amended its revolving credit agreement. The amended agreement provides for borrowings of up to $35,000,000, based upon assets consisting of inventory, receivables and real estate. The Company granted the banks security in all of its assets. Covenants under the new agreement include a requirement that the Company must have earnings before interest and taxes of $1 each month, excluding certain adjustments.
At September 30, 1999, the Company was in compliance with all covenants under the amended agreement. The interest rate under the amended agreement is prime plus two percent. The banks waived all known events of default under the prior credit agreement. The amended credit agreement expires January 31, 2000, therefore all borrowings under the agreement are classified as short term in the accompanying balance sheet. The Company believes it will be able to obtain alternative financing prior to the expiration of the current agreement, although no assurances can be made.

During the first nine months of 1999, the Company has generated cash from operations of $8,824,000 compared with cash used in operations of $7,260,000 during the same period of 1998. This improvement in cash flow is primarily the result of better management of the Company's working capital during 1999.

Capital spending during the first nine months of 1999 was $2,284,000, consisting principally of office computer equipment.

In light of losses resulting from cost overruns on fixed price contracts and from non-core businesses, the Company is reviewing and revising its operations including the bid and proposal process, contract monitoring and review, billing and collection terms and procedures, working capital requirements, cost of operations, profitability of business areas, personnel matters and strategic direction.

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

The Company's State of Readiness

The Company has essentially completed the process of identifying and remediating Year 2000 issues in four areas: (i) information technology ("IT") and financial systems, (ii) non-IT systems,
(iii) third-party vendors and suppliers and (iv) systems it has implemented and maintains for various customers. The Company believes its IT and non-IT systems will be Year 2000 compliant by the end of 1999.

The Company has completed a review of its financial and other significant IT systems and has remediated identified material Year 2000 problems. The primary required hardware and operating system platform upgrade was completed in January 1999. Necessary application upgrades or remediation and testing has been completed. The Company also conducted a review of all its other computers in 1998 (including desktops, servers and mainframes) and has addressed all material Year 2000 problems. All of the Company's computer and equipment vendors have been contacted to verify Year 2000 compliance. Based on their responses, all products requiring replacement or upgrade are Year 2000 compliant. In the case of third party licensed commercial off-the-shelf products, the Company has determined that they are either Year 2000 compliant or the licensor has released a compliant version that the Company will migrate to by the end of the fourth quarter 1999. While the Company expects that all financial and significant IT-related systems will be Year 2000 compliant by the fourth quarter of 1999, there can be no assurance that corrective actions will be completed in a timely manner.

The Company has completed a full review of all process control components, including safety equipment, in manufacturing and production facilities. The Company completed the process of upgrading or replacing certain components of the phone, security, building access, HVAC and lighting systems, in the third quarter of 1999. The Company anticipates that all other process control components will be Year 2000 compliant by the end of the fourth quarter of 1999. However, there can be no assurance that such upgrades and replacements will occur in a timely manner.

The Company has received Year 2000 compliance information from its employee benefit service and other critical suppliers. The Company continues to monitor its major power, energy and communications service suppliers. The Company has contacted its suppliers of financial services regarding computer interface changes and has requested the status of their Year 2000 programs, if this information is not readily available on their web-sites. Based upon their responses, no material changes are necessary.
Any necessary interface upgrades are expected to be completed by end of the fourth quarter of 1999, although the completion of such upgrades in a timely manner depends upon the readiness and willingness of suppliers to cooperate and provide this information in a timely manner, and cannot be assured.

The Company completed its Year 2000 remediation, validation testing and implementation activities for systems it had previously implemented and has continued to maintain for various customers in early 1999. The Company previously developed and marketed commercial off-the-shelf products which are currently Year 2000 compliant.


The Company's Year 2000 Risk

Based on the efforts described above, the Company currently believes that its systems generally are Year 2000 compliant or will be Year 2000 compliant in a timely manner. The Company has completed the process of identifying Year 2000 issues in its IT and non-IT systems and believes that all material remediation efforts were completed prior to or during the third quarter of 1999. However, there can be no assurance that all Year 2000 problems will be successfully identified, or that the necessary corrective actions will be completed in a timely manner. Failure to successfully identify and remediate Year 2000 problems in critical systems in a timely manner could have a material adverse effect on the Company's results of operations, financial position or cash flow.

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

The Company's Contingency Plans

The Company expects by year end 1999 to develop contingency plans to be implemented in the event planned solutions prove ineffective in solving Year 2000 compliance. If it were to become necessary for the Company to implement a contingency plan, it is uncertain whether such plan would succeed in avoiding a Year 2000 issue which may otherwise have a material adverse effect on the Company's results of operations, financial position or cash flow.

The Company's Costs of Year 2000 Remediation

The Company anticipates the total identified cost of its Year 2000 effort will be between $350,000 and $370,000, of which it has expensed approximately $280,000 as of September 30, 1999. The estimate excludes labor costs which predated the formal corporate Year 2000 effort and certain current labor costs at the divisional level which would be difficult to track. The total cost estimate includes estimated and actual amounts to remediate or replace certain software, routers, security chips and any other items or systems identified in the Year 2000 effort, and approximately $280,000 of redeployed labor expense. The total estimated cost of redeployed labor within the corporate information systems department is minor compared to the overall maintenance labor budget through the end of the Year 2000 effort. There can be no assurance that the costs associated with the Year 2000 problem will not be greater than anticipated. The Company has deferred a financial and project accounting system upgrade due to its Year 2000 efforts, but does not believe such deferral will have a material adverse effect on the Company's business.

Forward-Looking Information

This report includes certain forward-looking statements about the Company's business including developments and intentions relating to negotiations and actions with the Company's banks and potential new lenders, cash flow requirements, restructuring efforts, research and development spending, cash flow expectations and Year 2000 . Statements that contain words such as "believes," "expects," "anticipates," "intends," "estimates" or similar expressions are forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Among these risks and uncertainties are willingness and timing of lenders to finance the Company and terms of lending, difficulties of successfully effecting restructuring efforts and operational change, and possible reductions in federal funding for the Company's customers and potential customers, concentration of customers, risks of sustaining existing contracts and orders at the same or increasing levels and of obtaining new contracts, high levels of competition and difficulties of entering new markets, government contracting issues, including audit adjustments and costs of completing fixed-price contracts, supply difficulties, warranty claims, Year 2000 readiness and factors affecting the business segments in which the Company operates and the economy generally and other factors which are discussed in more detail in the Company's Form 10-K for the year ended December 31, 1998. The Company does not undertake to publicly update or revise any forwarding-looking statements, whether as a result of new information, future events or otherwise.



                        PART II.  OTHER INFORMATION




Item 6.  (a) Exhibits

             (27.1)   Financial Data Schedule

Item 6.  (b) Reports on Form 8-K

             On October 7, 1999, the Company filed a report on Form 8-K relating to the amendment to the revolving credit facility signed September 30, 1999.



                                  SIGNATURE



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   DYNAMICS RESEARCH CORPORATION
                                           (Registrant)



Date:  November 15, 1999           By: /s/ Virginia A. Lavery
                                           Virginia A. Lavery
                                           Acting Chief Financial Officer