Form 10-K
period 1999-12-31
DYNAMICS RESEARCH CORP
filed 2000-03-30
CIK 30822

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

          [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

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

           Securities registered pursuant to Section 12(b) of the Act:

                                               Name of Each Exchange on
            Title of Each Class                    Which Registered
            -------------------                    ----------------
                   NONE                             NOT APPLICABLE

           Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.10 Par Value
                                (Title of Class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    As of March 10, 2000, the aggregate market value of Common Stock held by nonaffiliates of the Registrant was $49,486,770 and the number of shares of Common Stock, $.10 par value, of the Registrant outstanding was 7,528,724.

                       Documents Incorporated By Reference

Portions of the 1999 Annual Report to Shareholders are incorporated by reference in Parts I and II. Portions of the Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders are incorporated by reference in Part III.

The Exhibit Index is on pages 23 and 24.

                          DYNAMICS RESEARCH CORPORATION

                                    Form 10-K
                   For the Fiscal Year Ended December 31, 1999

Part I                                                                     Page

         Item  1.  Business                                                   4

               2.  Properties                                                10

               3.  Legal Proceedings                                         11

               4.  Submission of Matters to a Vote of Security Holders       11

               4A. Executive Officers of the Registrant                      11

Part II
               5.  Market for Registrant's Common Equity and
                      Related Stockholder Matters                            12

               6.  Selected Financial Data                                   13

               7.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                    13

               8.  Financial Statements and Supplementary Data               13

               9.  Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure                    14
Part III
               10. Directors and Executive Officers of the Registrant        14

               11. Executive Compensation                                    15

               12. Security Ownership of Certain Beneficial Owners
                      and Management                                         15

               13. Certain Relationships and Related Transactions            15

Part IV
               14. Exhibits, Financial Statement Schedules, and
                      Reports on Form 8-K                                    15

                                     PART I

Item 1. Business

    Dynamics Research Corporation (referred to as DRC or the company) was incorporated in 1955 under the laws of the Commonwealth of Massachusetts. The company is an innovative solutions provider, partnering with customers to apply proven processes and technologies. The company delivers engineering, logistics and information technology services and precision manufactured products that enhance the performance and cost effectiveness of its customers' mission critical systems. The company's Systems and Services segment represented 86% of revenue from continuing operations for the year ended December 31, 1999. Precision manufactured products, which includes the Encoder and Metrigraphics business segments, represented 14% of 1999 revenue from continuing operations.

Systems and Services Segment

    The company provides systems analysis, integration and software design and development services. The Segment's information technology offerings also include installation, systems operation, and maintenance. Systems built by the company are used for aircraft maintenance and parts tracking, supply chain management, training requirements, and for managing state government health and human services commitments.

    The company's major Department of Defense (referred to as DoD) information systems programs are often referred to as logistics information systems. These systems manage data related to inventory requirements and control, maintenance and repair, warranty analysis, supply, and distribution of numerous products and parts.

    For more than thirty years, the company has provided services to the U.S. Navy Strategic Systems Program office in three areas. First, the company develops and maintains performance, reliability, and logistics databases for the inertial guidance instruments housed in missile guidance systems and submarine inertial guidance systems. These databases track detailed information on thousands of component parts comprising the systems. In connection with these databases, the company has successfully integrated customer workflow and database activity information with Internet technology. Second, the company provides independent analysis and monitoring of submarine-based, inertial guidance systems and electronic modules. The company designs, constructs, installs and supports test equipment used in the U.S. Navy Trident program. Third, the company is involved in the design of a closed-loop system used in the field of parameter control in semiconductor manufacture. This process is being developed together with other companies under the auspices of the U.S. Navy in the San Diego, California, Space and Naval Warfare Systems Center. The company performs computer-aided, semiconductor circuit analysis for its Navy customer as well as commercial companies.

    The DRC-developed Weapon Systems Management Information System (WSMIS) assesses the "health" and capability of the U.S. Air Force weapon systems to meet wartime objectives. The company has served as the overall functional integrator of WSMIS and the developer of most

WSMIS modules. The company currently provides WSMIS operational and software development support. As a decision-support tool for assessing the impacts of logistics status on potential wartime capabilities, WSMIS computes inventory requirements, purchasing needs, and logistics capability assessments for complex, high-priced aircraft spare parts necessary to meet aircraft availability requirements.

    A major component of the company's DoD business consists of a wide variety of engineering, technical assistance and management support services performed under various indefinite order, indefinite quantity contracts. Work performed under these contracts is generally done on a time and materials basis utilizing a wide range of the company's technical and management skills to plan, analyze, design, test, support, train, maintain, and dispose of a variety of complex systems. Systems include radar, missile, aircraft, information, logistics and munitions.

    The company provides support at all stages of a system's life cycle. In response to emerging requirements, the company helps its Federal Government customers define, develop, and initiate new programs. The company also helps customers obtain program approval, conduct strategic planning, and evaluate proposals from private contractors. After prime contract awards, the company helps monitor contractor activities, evaluate progress, and measure performance against program requirements. Products and services include computer-based training, systems integration, and business process improvement/reengineering. Under a variety of contracts, the company supports the U.S. Air Force at bases such as Hanscom Air Force Base, Scott Air Force Base, Langley Air Force Base, Maxwell Air Force Base, Gunter Annex, Peterson Air Force Base, and Eglin Air Force Base.

    The company provides engineering services in excess of $35 million per year to the Electronics Systems Center (ESC). Under the Information Technology Support Program (ITSP), the company provides acquisition management, systems engineering, systems integration, test and evaluation, and computer based training to ESC's System Program Offices and Product Acquisition Directorates.

    In 1995, the U.S. Air Force awarded the company a five-year contract for Technology Task-Order Engineering Services (TTOES). Originally valued at up to $23.7 million, in 1997 the contract ceiling was increased to $31.2 million. The company has provided engineering, logistics, and software support on programs such as the B-1B, the B-2, the B-52, the KC-135, and the E-3A aircraft repair, maintenance, and upgrade programs. From its origin at the Oklahoma City Air Logistics Center (ALC), DRC has expanded its TTOES task orders to include work at other ALC's located at Warner Robins, GA; Ogden, UT; and San Antonio, TX. Additional tasking has centered on providing support to Air Force reengineering and business process improvement initiatives at these ALC's. Recently, the company was awarded a prime contract for the Design Engineering Support Program at Ogden ALC.

    The company has designed, developed, installed and, since August 1999, has operated a logistics and supply chain information management system to support the U.S. Air Force's landing gear maintenance, repair and overhaul (MRO) operations at Hill Air Force Base in Ogden,

Utah. Recently, the company was awarded additional MRO workload for Gas Turbine Engines, Hydraulics and Armament Systems at Ogden.

    Since 1993, the company has provided the US Army Aviation and Missile Command with specialized studies and analyses in aviation/missile system development, acquisition and sustainment. Since 1996, the company has been a prime contractor on a five-year, $33 million contract under a U.S. Army program known as Programmatic and Technical Support. The company supports a broad range of helicopter and missile systems in varying life cycle stages. Additionally, the company supports other U.S. Army activities with acquisition logistics, systems engineering and other related program management services at the Tank-Automotive Command and Communications-Electronics Command from its office in Huntsville, Alabama.

    Combining its expertise in weapon system acquisition processes with its expertise in systems analysis, design, training and simulation and human factors, the company performs human-systems integration and force analysis. Since 1987, the company has provided force analysis support to the Army Research Laboratory. These activities are focused on developing tools that support analyzing soldier and system effectiveness, identifying and assessing force improvement options (doctrine, training, leader development, organization and material), and ensuring soldier considerations are addressed in force improvements. Also, under contract from the U.S. Army Research Laboratory, the company provides analysis, system development and support in several functional areas which include assessment of manpower, personnel and training issues; analysis of soldier systems performance; and integration of methods and databases for use by system designers.

    DRC is the developer of the Training System Requirements Analysis (TSRA) Tools, which are a set of computer programs designed to help instructional designers perform the initial phases of the Instructional Systems Development
(ISD) process. The TSRA Tools have been developed with the Naval Air Warfare Center Training Systems Division and are widely used throughout the DoD by government and contractor organizations. The market for DRC's TSRA Tools has expanded beyond the military to include the Federal Aviation Administration and National Mine Health and Safety Academy.

    As a subcontractor to Lockheed Martin, the company is supporting the U.S. Army's Warfighter Simulation 2000, a simulation system supporting the training of commanders and staff under a wide variety of battlefield scenarios. The company's services include providing military subject matter experts, software and human factors engineering, database development for equipment and knowledge acquisition, as well as manpower staffing reduction analysis.

    The company is also a subcontractor to Lockheed Martin for the Close Combat Tactical Trainer (CCTT) program. CCTT simulates Army tank and mechanized infantry units from vehicle crews to the battalion level. CCTT uses distributed, interactive simulation technology to provide a "virtual" training environment. DRC conducts all manpower and personnel integration activities associated with the CCTT. DRC is playing a similar role as a subcontractor to Lockheed Martin on the United Kingdom Combined Arms Tactical Trainer, the UK's version of the CCTT.

    The company is a subcontractor to Raytheon on the U.S. Air Force National Air and Space Model. The company develops conceptual models and collects data on mission space objects and processes.

    In 1996, the company began working on a U.S. Army, four-year contract to implement, apply, and manage DRC-developed teamwork training designed to improve teamwork and reduce errors in emergency medicine. The program, called MedTeams, has been instituted in a dozen military and civilian hospitals in the United States.

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

    In recent years, the company has expanded beyond the DoD marketplace and won various state and Federal agency contracts. The company provides systems design, development, implementation and support services to Health and Human Services Departments in four states-Ohio, New Hampshire, Arkansas and Colorado. The company implemented a distributed computer-based Statewide Automated Child Welfare Information System (SACWIS) for the State of New Hampshire. This system manages child welfare cases handled by the State's Department of Health and Human Services. Under ongoing contracts DRC provides additional functional and technical enhancements to the SACWIS system as well as other information technology services. The company is also developing a SACWIS for the State of Arkansas.

     In December 1997, the company received a three-year contract from the State of Colorado Department of Human Services to serve as a prime contractor for its Children, Youth and Families project. The contract was a result of a competitive procurement for the design, development and implementation of a child welfare and youth corrections system consisting of software, training and a state-wide computer network infrastructure.

    In addition, the company installed, under a prime contract, the Ohio state-wide computer network infrastructure for the Support Enforcement, Tracking Systems and Ohio Works First Programs.

    The company continues to provide the U.S. Department of Treasury with information technology services for the Internal Revenue Service and other Treasury departments. During 1998 and 1999 the company's work for the IRS focused on year 2000 procedures. In 2000, the company will be focusing on full life cycle development of the Compliance Research Information Service.

Precision Manufactured Products

    The company's precision manufacturing business consists of two business segments, Encoder and Metrigraphics.

    The Encoder Division designs, manufactures, and markets a line of optical encoders that convert analog motion and position information into digital signals used in a wide variety of industrial products and systems which include: machine tools, robotics, engine fuel-control systems, packaging equipment and factory automation equipment. Optical encoders are essential elements of today's electronically-controlled systems and equipment.

    The Metrigraphics Division's expertise centers on photolithography, thin film deposition of metals and dielectrics and electro forming. Metrigraphics' superior ability to design and manufacture components and maintain critical tolerances is an important driver for a wide range of high-technology applications. The company currently applies these technologies in four distinct applications: 1) computer printer nozzle plates and hard drive test devices; 2) medical applications for micro flex circuits used in angioplasty and for bloodtesting; 3) electrical test devices for application in flexible interposers and 3-D microstructures; and 4) devices used in the manufacture of fiber optic system components requiring precision alignment and 3-D micro structures.

    Metrigraphics' highest volume application is currently for nozzles used in inkjet printer cartridges. In addition to its electroform parts for printers and medical instruments, Metrigraphics manufactures precision glass parts for computer peripherals, factory automation equipment, electronic instrumentation and semiconductor equipment.

Telecommunications Fraud Control Systems

    In 1996, the company was licensed to enhance, market and maintain a telecommunications fraud control system developed by Pacific Bell Telephone Company. The company made significant investments in this and related systems and software technologies to broaden the types of telephone fraud detected and to position the product for sale to competitive local exchange carriers and others. The company's customers included the regional Bell operating telephone companies. In December 1998, the company adopted a plan to exit this business during 1999. The business was sold in June 1999.

Software Development Technology

    In 1998, the company exited its Visual Magic business which developed object-oriented software for Internet applications. The company sold an exclusive license to the software and other assets in exchange for an equity interest in the acquiring company, Empresa, Inc. In 1999, Empresa ceased operations, and the company wrote off its investment of $1.4 million.

Sales and Marketing

    Contracts with defense, state and other government agency customers are obtained by marketing and technical personnel employed by the company. The company's other products are sold by sales personnel employed by the company and outside sales representatives.

Government Contracts

    During 1999, the company's revenues from contracts with the DoD, either as prime contractor or subcontractor, accounted for approximately 66% of the company's total revenues. The company's contracts with the Government are generally subject to termination at the convenience of the Government. However, the company would be reimbursed for its allowable costs to the time of termination and would be paid a proportionate amount of the stipulated profit attributable to the work actually performed. Although Government contracts may extend for several years, they are generally funded on an annual basis and are subject to reduction or cancellation in the event of changes in Government requirements or budgetary concerns. If the U.S. Government curtails expenditures for research, development and consulting activities, such curtailment might have an adverse impact on the company's revenues and earnings.

    The company's revenues from contracts with four different states accounted for 16% of 1999 revenues. Revenues under various contracts with the State of Ohio accounted for approximately 7% of 1999 revenues. The company's state contracts are generally either fixed-price or time and material. In certain instances, funding for these contracts is subject to annual state legislative approval.

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

Backlog

    At December 31, 1999, the company's backlog of unfilled orders was approximately $106.7 million compared with $105.4 million at December 31, 1998. The company expects that substantially all of its backlog at December 31, 1999 will be filled during the year ending December 31, 2000. The company has a number of multi-year contracts with agencies of the U.S. and state governments on which actual funding generally occurs on an annual basis. The company's business does not have seasonal characteristics but a portion of its funded backlog is based on annual purchase contracts, and the amount of funded backlog as of any date can be affected by the timing of order receipts and deliveries thereunder.

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

Research and Development

    The company expended approximately $1.5 million (inclusive of overhead and other indirect costs) on new product and service development during the year ended December 31, 1999, as compared to expenditures of $2.7 million during 1998 and $1.2 million during 1997.

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

Employees

    At December 31, 1999, the company had 1,613 employees.

Proprietary Information

    Patents, trademarks and copyrights are not materially important to the business of the company. The U.S. Government has certain proprietary rights in processes and data developed by the company in its performance of government contracts.

Item 2.  Properties

    The company leases offices and other facilities, totaling approximately 479,000 square feet, which are utilized for its federal and state government services, manufacturing and warehousing operations as well as its marketing and engineering offices. The company has manufacturing and office space in Wilmington, Massachusetts under three leases totaling 113,000 square feet, expiring in 2000, with options to the year 2005. The remaining leased facilities consist of offices in 26 locations across the United States. The company owns a 135,000 square foot facility in Andover, Massachusetts that is utilized for its DoD service operations and corporate administrative offices.

    The company's total rental cost for 1999 was $3.7 million.

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


                                         Position                           Age
                                         --------                           ---

John S. Anderegg, Jr.             Chairman and Director                      76

James P. Regan              President, Chief Executive Offficer              59
                                       and Director

John L. Wilkinson            Vice President,  Human Resources                60

David Keleher                   Vice President of Finance,                   50
                                 Chief Financial Officer


Chester Ju                   Vice President, Encoder Division                50
                                and Metrigraphics Division

Alan R. Cormier             Vice President and General Counsel               49

     Messrs. Anderegg, Wilkinson and Ju has served in his respective position for at least five years.

     Mr. Regan joined the company in 1999 as President, Chief Executive Officer and Director. Prior to that he was President and Chief Executive Officer of CVSI, Inc. from 1997 to October 1999 and served as Senior Vice President of Litton PRC from 1993 to 1996.

      Mr. Keleher joined DRC as Vice President of Finance and Chief Financial Officer in January 2000. Prior to that he was employed by Raytheon Corporation as Group Controller in 1999 and Assistant Corporate Controller in 1998. Prior to that he served as corporate controller of Act Manufacturing, Inc. in 1997 and as Manager, Corporate Accounting and Reporting at Digital Equipment Corporation from 1991 to 1997.

     Mr. Cormier joined the company as Vice President and General Counsel in January 2000. Prior to that he was Associate General Counsel at Wang Laboratories Inc. from 1995 to 1999.




                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

    The common stock of the company is traded on the NASDAQ National Market under the symbol DRCO.

    The high and low prices for the quarters in 1998 and 1999 are listed below.

                                    1999                             1998
                             High         Low                 High         Low
First quarter             $   7.19      $  2.88             $ 10.02      $ 9.72
Second quarter                6.63         4.25               11.47       11.18
Third quarter                 6.25         3.50                9.43        9.06
Fourth quarter                9.50         3.94                6.00        5.52

    The number of holders of record of the company's common stock are described in the company's Annual Report to Shareholders for 1999 under the caption "Number of Shareholders," and such information is incorporated herein by reference.

    In September 1984, the Board of Directors indicated its intention not to declare cash dividends to preserve cash for the future growth and development of the company. The company did not declare any cash dividends between 1984 and 1999 and does not anticipate doing so for the foreseeable future.

Item 6.  Selected Financial Data

    The section entitled, "Five Year Summary of Selected Financial Data" in the company's Annual Report to Shareholders for 1999 is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the company's Annual Report to Shareholders for 1999 is incorporated herein by reference.

    The company has made and may make statements from time to time which constitute or contain forward-looking information as that term is defined within the meaning of the Federal securities laws. These statements may be identified by such forward-looking words or other forward-looking terminology. Forward-looking statements are not guarantees of future performance and actual results may differ materially from those in the forward-looking statements as the results of risks and uncertainties including those identified in Exhibit 99. The company assumes no obligation to update any forward-looking information.

Item 8.  Financial Statements and Supplementary Data

    The following financial statements are filed as part of this Annual Report:

          Report of Independent Public Accountants

          Consolidated Balance Sheets at December 31, 1999 and December 31, 1998

          Consolidated Statements of Operations for the three years ended December 31, 1999

          Consolidated Statements of Stockholder's Equity for the three years ended December 31, 1999

          Consolidated Statements of Cash Flows for the three years ended December 31, 1999

          Notes to Consolidated Financial Statements

    (The consolidated financial statements and related notes listed above are incorporated by reference to the company's Annual Report to Shareholders for the year 1999.)

          Report of Independent Public Accountants on Schedule to Consolidated Financial Statements

          Schedule II - Valuation and Qualifying Accounts for the three years ended December 31, 1999

    The foregoing report of independent public accountants and schedule II are included as part of Item 14 of this Annual Report on Form 10-K and are set forth on page 16 and 22 filed herewith.

    All other financial statements and schedules have been omitted because the information required to be submitted has been included in the financial statements and related notes or they are either not applicable or not required under the rules of Regulation S-X.

    Quarterly financial data presented on page 8, and Management's Discussion and Analysis of Financial Condition and Results of Operations presented on pages 9-12, of the company's Annual Report to Shareholders for the year 1999, are also incorporated herein by reference. With the exception of the portions listed in the above index, the Annual Report referred to above is not to be deemed filed as part of the financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    Not applicable.


                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

    Information with respect to Directors of the Registrant in the section entitled "Election of Directors" in the company's definitive proxy Statement for the 2000 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1999, is incorporated herein by reference.

    Information relating to the Executive Officers of the company is included in
Item 4A of Part I of this Form 10K.

Item 11.  Executive Compensation

    Information called for by this item is incorporated by reference from the section entitled "Compensation and Related Matters" in the company's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1999.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

    Information called for by this item is incorporated by reference from the sections entitled "Common Stock Ownership of Certain Beneficial Owners and Management" in the company's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1999.

Item 13.  Certain Relationships and Related Transactions

    Not applicable.


                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a) (1) and (2) Financial Statements and Schedules - See Item 8.

    (b) (3) Exhibits. The exhibits that are filed with this Form 10-K, or that are incorporated herein by reference, are set forth in the Exhibit Index, which appears in Part IV of this report on pages 23 and 24.

    (c) Reports on Form 8-K.

    The company filed a report on Form 8-K on October 7, 1999 to report the signing of the Second Amended and Restated Revolving Credit Agreement dated as of September 30, 1999.

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE
                      TO CONSOLIDATED FINANCIAL STATEMENTS





To Dynamics Research Corporation:

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Dynamics Research Corporation's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 11, 2000. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                                         ARTHUR ANDERSEN LLP





Boston, Massachusetts,
February 11, 2000

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 27, 2000

                                         DYNAMICS RESEARCH CORPORATION

                                             by:  /s/ James P. Regan
                                                  ------------------
                                            James P. Regan, President
                                          (Principal Executive Officer)


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 27th of March, 2000.

     /s/ James P. Regan
-----------------------------
      James P. Regan                         President, Chief Executive
                                                 Officer and Director


     /s/ David Keleher
-----------------------------
       David Keleher                        Vice President of Finance,
                                             Chief Financial Officer
                                    (Principal Financial and Accounting Officer)


 /s/ John S. Anderegg, Jr.
-----------------------------
   John S. Anderegg, Jr.                         Chairman and Director


  /s/ Francis J. Aguilar
-----------------------------
  Dr. Francis J. Aguilar                               Director


 /s/ Martin V. Joyce, Jr.
-----------------------------
   Martin V. Joyce, Jr.                                Director

   /s/ Kenneth F. Kames
-----------------------------
     Kenneth F. Kames                                  Director


   /s/  James P. Mullins
-----------------------------
   Gen. James P. Mullins                               Director

                                   SCHEDULE II

                 DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1999

                            (in thousands of dollars)

                ALLOWANCE FOR DOUBTFUL ACCOUNTS AND SALES RETURNS


Balance, December 28, 1996                                              $   340
    Additions charged to expense                                             86
    Write-off of uncollectible accounts, net                               (209)
                                                                        -------

Balance, December 31, 1997                                              $   217
    Additions charged to expense                                            149
    Write-off of uncollectible accounts, net                                (50)
                                                                        -------

Balance, December 31, 1998                                              $   316
    Additions charged to expense                                            491
    Write-off of uncollectible accounts, net                                (17)
                                                                        -------

Balance, December 31, 1999                                              $   790
                                                                        =======


             ACCRUAL OF LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS

Balance, December 31, 1997                                              $  --
    Additions charged to discontinued operations expense                  4,148
                                                                        -------

Balance, December 31, 1998                                              $ 4,148
    Results from discontinued operations charged against accrual         (1,510)
    Gain on disposal of discontinued operations                          (2,197)

Balance, December 31, 1999                                              $   441
                                                                        =======


                        PROVISION FOR RESTRUCTURING COSTS

Balance, December 31, 1997                                              $  --
Balance, December 31, 1998                                                 --
    Additions charged to restructuring expense                            1,157
                                                                        -------

Balance, December 31, 1999                                              $ 1,157
                                                                        =======

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

        10.1 Amended 1983 Stock Option Plan. (Incorporated by reference to the Registrant's Form 10-K for the year ended 12/27/87)

        10.2 Form of Dynamics Research Corporation Indemnification Agreement for Directors. (Incorporated by reference to the Registrant's Form 10-K for the year ended 12/28/91)

        10.3 Form of Dynamics Research Corporation Severance Agreement for Mr. Anderegg. (Incorporated by reference to the Registrant's Form 10-K for the year ended 12/28/91)

        10.4 Dynamics Research Corporation Deferred Compensation Plan for Non-Employee Directors. (Incorporated by reference to the Registrant's Form 10-K for the year ended 12/28/91)

        10.5 Form of Consulting Agreement between Dynamics Research Corporation and Albert Rand. (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended 3/31/97)

        10.6 Form of Supplemental Retirement Pension Agreement between Dynamics Research Corporation and Albert Rand. (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended 3/31/97)

        10.7    Amended 1993 Equity Incentive Plan

        10.8    Amended 1995 Stock Option Plan for Non-Employee Directors

        10.9 Loan and Security Agreement dated as of February 10, 2000 by and among Dynamics Research Corporation, and its subsidiaries and Brown Brothers Harriman & Co. and Family Bank FSB. (Incorporated by reference to the Registrant's Form 8-K dated March 24, 2000.)

        10.10 Mortgage Security Agreement and Assignment dated as of February 10, 2000 by and among Dynamics Research Corporation and Brown Brothers Harriman & Co. and Family Bank FSB. (Incorporated by reference to the Registrant's Form 8-K dated March 24, 2000.)

        10.11 Form of Employment Agreement between Dynamics Research Corporation and James P. Regan.

        10.12 Form of Change of Control Agreement between Dynamics Research Corporation and James P. Regan.

13.0 Annual Report to security holders, Form 10-Q or quarterly reports to security holders.

        13.1 The Company's Annual Report to Shareholders for the year ended December 31, 1999 filed herewith with the exception of the information incorporated by reference in parts I, II and IV of this Form 10-K is not deemed to be filed as part of this report.

23.0    Consents of experts and counsel

        23.1 Consent of Independent Accountants (Arthur Andersen LLP) dated March 29, 2000 filed herewith.

99.0  Important Factors Regarding Forward-Looking Statements.

All documents incorporated by reference may be found at Commission file number 1-7348.