Form 10-Q
period 2000-03-31
DYNAMICS RESEARCH CORP
filed 2000-05-15
CIK 30822

                                   Form 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


           [x]     Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                For the Quarterly Period Ended March 31, 2000.

                                      OR

           [_]    Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                For the Transition Period from _____ to _____ .

                           Commission File No.1-7348


                         DYNAMICS RESEARCH CORPORATION
                         -----------------------------
            (Exact name of registrant as specified in its charter)


            Massachusetts                               04-2211809
       -----------------------------------------------------------------
         (State or other Jurisdiction of              (I.R.S. Employer
       Incorporation or Organization)               Identification No.)


        60 Frontage Road, Andover, Massachusetts            01810-5498
     --------------------------------------------------------------------
         (Address of Principal Executive Offices)           (Zip Code)

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

                              Yes   x     No_____.
                                  -----

     The number of shares outstanding of the Registrant's Common stock, par value $.10 per share, at May 8, 2000 was 7,550,799 shares.

                         DYNAMICS RESEARCH CORPORATION


                                     INDEX

                                                                       Page
Part I  Financial Information                                         Number
                                                                      ------
  Item 1. Financial Statements

        Consolidated Balance Sheets -
          March 31, 2000 and December 31, 1999...................      3

        Consolidated Statements of Income -
          Three Months Ended March 31, 2000 and
          March 31, 1999.........................................      4

        Consolidated Statements of Cash Flows -
          Three Months Ended March 31, 2000 and
          March 31, 1999.........................................      5

        Notes to Consolidated Financial Statements...............      6

  Item 2. Management's Discussion and Analysis

        Financial Condition and Results of Operations............     10

Part II. Other Information

  Item 6. Exhibits and Reports on Form 8-K.......................     13

Signature........................................................     14

                         PART I. FINANCIAL INFORMATION

                         DYNAMICS RESEARCH CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                  (in thousands of dollars except share data)

                                                                          (unaudited)
Assets                                                                   March 31, 2000     December 31, 1999
------                                                                   --------------     -----------------
Current assets
   Cash and cash equivalents                                                 $       233         $     2,267
   Receivables, net of allowances of $872 in 2000 and $790 in 1999                32,986              34,917
   Unbilled expenditures and fees on contracts in process                         23,139              18,609
   Inventories                                                                     2,514               2,735
   Prepaid expenses and other current assets                                       1,937               1,593
                                                                             -----------         -----------
    Total current assets                                                          60,809              60,121

   Net property, plant and equipment                                              14,793              15,067
                                                                             -----------         -----------
    Total assets                                                             $    75,602         $    75,188
                                                                             ===========         ===========

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities
   Notes payable                                                             $    18,177         $    19,700
   Accounts payable                                                               10,187              11,641
   Accrued payroll and employee benefits                                          12,343               9,435
   Other accrued expenses                                                          6,586               7,840
   Current deferred income taxes                                                   1,962               1,575
   Net liabilities of discontinued operations                                         32                 273
                                                                             -----------         -----------
    Total current liabilities                                                     49,287              50,464
                                                                             -----------         -----------

   Deferred income taxes                                                           1,190                 919

   Commitments and contingencies

Stockholders' Equity
   Preferred stock, par value, $.10 per share
    5,000,000 shares authorized, none issued                                           -                   -
   Common stock, par value, $.10 per share:
    Authorized - 30,000,000
    Issued - 8,908,150 shares in 2000 and 8,742,750 in
     1999                                                                            891                 874
    Treasury stock - 1,379,426 shares in 2000 and
     1,379,426 shares in 1999, at par value                                         (138)               (138)
   Capital in excess of par value                                                 28,136              27,560
   Accumulated deficit                                                            (3,764)             (4,491)
                                                                             -----------         -----------
     Total stockholders' equity                                                   25,125              23,805
                                                                             -----------         -----------
        Total liabilities and stockholders' equity                           $    75,602         $    75,188
                                                                             ===========         ===========

                         DYNAMICS RESEARCH CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                  (in thousands of dollars except share data)
                                  (unaudited)

                                                            Three             Three
                                                        Months Ended      Months Ended
                                                       March 31, 2000    March 31, 1999
                                                       --------------    --------------
Contract revenue                                         $    41,172       $    39,759
Product sales                                                  6,618             6,790
                                                         -----------       -----------
    Total revenue                                             47,790            46,549

Costs and expenses

   Cost of contract revenue                                   37,329            35,120
   Cost of goods                                               4,905             4,770
                                                         -----------       -----------
    Total cost of revenue                                     42,234            39,890
   Selling, engineering and administrative expenses            4,044             4,096
                                                         -----------       -----------
    Total operating costs and expenses                        46,278            43,986
                                                         -----------       -----------

Operating income                                               1,512             2,563

Interest expense, net                                            569               526
                                                         -----------       -----------

Income from continuing operations before provision
   for income taxes                                              943             2,037

Provision for income taxes                                       387               855
                                                         -----------       -----------
Income from continuing operations                                556             1,182

Gain from discontinued operations, net of tax                    171                 -
                                                         -----------       -----------
Net income                                               $       727       $     1,182
                                                         ===========       ===========

Earnings per share
------------------

   Per common share - basic
    Income from continuing operations                    $      0.08       $      0.16
    Gain from discontinued operations                           0.02                 -
                                                         -----------       -----------
    Net income                                           $      0.10       $      0.16
                                                         -----------       -----------

   Per common share - diluted
    Income from continuing operations                    $      0.07       $      0.16
    Gain from discontinued operations                           0.02                 -
                                                         -----------       -----------
    Net income                                           $      0.09       $      0.16
                                                         -----------       -----------

Weighted average shares outstanding
-----------------------------------
   Basic                                                   7,448,524         7,365,290
   Diluted                                                 7,792,712         7,441,150

The accompanying notes are an integral part of these consolidated financial statements.

                         DYNAMICS RESEARCH CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                           (in thousands of dollars)
                                  (unaudited)

                                                                       Three             Three
                                                                    Months Ended      Months Ended
                                                                   March 31, 2000    March 31, 1999
                                                                   --------------    --------------
Cash provided by operations:
   Net income                                                         $       727       $     1,182
   Adjustments to reconcile net income to cash
    provided by (used for ) operating activities:
   Income from discontinued operations                                       (171)                -
   Depreciation and amortization                                            1,067             1,552
   Deferred income taxes                                                      658               289
   Provision for receivable reserves                                           82                 2
                                                                      -----------       -----------
                                                                            2,363             3,025
                                                                      -----------       -----------

Cash provided by (used for) working capital:
   Receivables                                                              1,849             3,149
   Unbilled expenditures and fees on contracts in process                  (4,530)           (2,969)
   Inventories                                                                221               176
   Prepaid expenses and other current assets                                 (344)             (141)
   Accounts payable                                                        (1,454)             (627)
   Accrued payroll and employee benefits                                    2,908             1,849
   Other accrued expenses                                                  (1,254)              106
                                                                      -----------       -----------
                                                                           (2,604)            1,543
                                                                      -----------       -----------
   Net cash provided by (used for) continuing operations                     (241)            4,568
   Net cash provided by (used for) discontinued operations                    (70)              528
                                                                      -----------       -----------
   Cash provided by (used for) operating activities                          (311)            5,096
                                                                      -----------       -----------

Cash (used for) investing activities:
   Additions to property and equipment related to
    continuing operations                                                    (793)             (629)
   Additions to property and equipment related to
    discontinued operations                                                     -                (8)
   Investments                                                                  -              (369)
                                                                      -----------       -----------
   Net cash used for investing activities:                                   (793)           (1,006)
                                                                      -----------       -----------

Cash provided by (used for) financing activities:
   Repayment of working capital agreement                                 (19,700)           (3,950)
   Proceeds from short-term bridge mortgage                                 7,500                 -
   Net borrowings under revolving credit agreement                         10,677                 -
   Proceeds from the exercise of stock options                                593                 -
   Purchase of treasury shares                                                  -               (59)
                                                                      -----------       -----------
   Net cash used for financing activities                                    (930)           (4,009)
                                                                      -----------       -----------

   Net increase (decrease) in cash and cash equivalents                    (2,034)               81

   Cash and cash equivalents at the beginning of the year                   2,267                97
                                                                      -----------       -----------
   Cash and cash equivalents at the end of the period                 $       233       $       178
                                                                      ===========       ===========

Supplemental information

   Cash paid for interest                                             $       365       $       440
   Cash paid for taxes                                                $        51       $       164

The accompanying notes are an integral part of these consolidated financial statements.

                         DYNAMICS RESEARCH CORPORATION

                  Notes to Consolidated Financial Statements
                  ------------------------------------------


Note 1.  Significant Accounting Policies
----------------------------------------

Basis of Presentation
---------------------

The accompanying consolidated financial statements include the accounts of the company and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to current period presentation.

Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the registrant believes that the disclosures are adequate to make the information presented not misleading. The accompanying consolidated financial statements have not been audited by independent accountants, but in the opinion of the management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the results of operations. The results of the three months ended March 31, 2000 may not be indicative of the results that may be expected for the fiscal year ended December 31, 2000.

Risks, Uncertainties and Use of Estimates
-----------------------------------------

The company is subject to certain business risks specific to the industries in which it operates, including estimates of costs to complete contract obligations, changes in government policies and procedures, government contracting issues and risks associated with technological development. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

Inventories
-----------

Inventories stated at the lower of cost or market (in thousands of dollars):
--------------------------------------------------------------------------------
                                           March 31, 2000      December 31, 1999
                                      -------------------    -------------------
Work in process                           $           563        $           630
Raw materials and subassemblies                     1,951                  2,105
                                      -------------------    -------------------
Total inventories                         $         2,514        $         2,735
                                      ===================    ===================

Property, Plant and Equipment
-----------------------------

Property, plant and equipment stated at cost  (in thousands of dollars):
--------------------------------------------------------------------------------
                                           March 31, 2000      December 31, 1999
                                      -------------------    -------------------
Land                                      $         1,126        $         1,126
Building                                            7,774                  7,774
Machinery and equipment                            42,809                 42,016
Leasehold improvements                              2,548                  2,548
                                      -------------------    -------------------
Total property, plant and equipment                54,257                 53,464
Less accumulated depreciation and
     amortization                                  39,464                 38,397
                                      -------------------    -------------------
Net property, plant and equipment         $        14,793        $        15,067
                                      ===================    ===================

New Accounting Pronouncements
-----------------------------

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. As issued, SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999, with earlier application encouraged. In May 1999, the FASB delayed the effective date of SFAS No. 133 for one year to fiscal years beginning after June 15, 2000. The company does not currently have derivative instruments and does not expect the adoption of SFAS No. 133 to have a material impact on its financial position or results of operations.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. SAB 101 provides interpretative guidance on the recognition, presentation and disclosure of revenue. SAB 101 must be applied no later than the second quarter of 2000. Although the company believes that SAB 101 will not have a material effect on the company's results of operations or financial position, the company is continuing to evaluate the potential effects as additional guidance becomes available.

Earnings Per Common Share
-------------------------

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. For periods in which earnings are positive, diluted earnings per share is determined by giving effect to the exercise of stock options using the treasury stock method.

Due to their antidilutive effect, 128,800 and 431,764 stock options were excluded in the first quarter of 2000 and 1999, respectively.

For the periods ended  March 31,                                           2000                     1999
--------------------------------------------------------------------------------------------------------
(in thousands, except share and per share data)

Income from continuing operations                                    $      556               $    1,182
Income from discontinued operations                                         171                        -
                                                             ------------------       ------------------
Net income                                                           $      727               $    1,182
                                                             ==================       ==================

Weighted-average shares outstanding                                   7,448,524                7,365,290
Dilutive effect of options                                              344,188                   75,860
                                                             ------------------       ------------------
Adjusted weighted-average shares outstanding                          7,792,712                7,441,150
                                                             ==================       ==================

Income from continuing operations per share - basic                  $      .08               $      .16
Income from discontinued operations per share - basic                       .02                        -
                                                             ------------------       ------------------
Net income per share - basic                                         $      .10               $      .16
                                                             ==================       ==================

Income from continuing operations per share - diluted                $      .07               $      .16
Income from discontinued operations per share - diluted                     .02                        -
                                                             ------------------       ------------------
Net income per share - diluted                                       $      .09               $      .16
                                                             ==================       ==================

Note 2. Restructuring
---------------------

In the fourth quarter of 1999, the company adopted a restructuring plan intended to reduce overhead costs and increase efficiencies. The company recorded a restructuring charge of $1.2 million to provide for severance and other exit costs for approximately 100 involuntarily terminated employees, of which $1.0 million was recorded as cost of contract revenue and the remainder as selling, engineering and administrative expense. During the first quarter of 2000, the company expended approximately $0.3 million related to severance costs and outplacement services for 30 employees. It is presently expected that the restructuring plan will be completed by the end of 2000. At March 31, 2000, the remaining restructuring reserve totaled $.9 million.

Note 3. Discontinued Operations
-------------------------------

In June 1999, the company completed the sale of its previously discontinued Telecommunications Fraud Control business. The sale agreement provided for royalties of up to $1.8 million over the next three years. During the first quarter of 2000, the company received and recognized $0.2 million of royalty income, net of tax.

In the first three months of 2000 $0.2 million was charged against the reserve established at the date the plan of disposal was adopted.

Revenue, costs, expenses, assets and liabilities and cash flows of the discontinued telecommunications business have been excluded from the respective captions in the Consolidated Statements of Operations, Consolidated Balance Sheets and Consolidated Statements of Cash Flows and have been reported as Income from discontinued operations, net of taxes, as Net liabilities of discontinued operations, and as Net cash provide by (used for) discontinued operations for all periods presented. The results of discontinued operations do not reflect any interest expense or any allocation of corporate general and administrative expense

Note 4. Debt
------------

On September 30, 1999, the company entered into an amended agreement with a syndicate of banks. The amended agreement provided a secured working capital line of credit of up to $35 million, based on assets consisting primarily of inventory, receivables and real estate. Interest on the outstanding balance was at the prime rate plus 2%. The agreement included a fee of 0.375% on the unused portion of the credit line. At December 31, 1999, the company was not in compliance with a covenant included in the agreement regarding minimum earnings before income taxes. The amended agreement expired January 31, 2000. At December 31, 1999, $19.7 million was outstanding under the agreement.

On February 10, 2000, the company finalized a three year $20 million secured revolving credit agreement (the "Revolver") and a six-month $7.5 million interim mortgage loan (the "Interim Mortgage") on the company's real estate. Proceeds were used to pay off existing debt. The Revolver expires on February 10, 2003. The company plans to refinance the Interim Mortgage prior to its maturity on August 10, 2000. The Revolver provides for borrowings of up to the lesser of $20 million or 80% of eligible accounts receivable. Interest on the outstanding balance of the Revolver and the Mortgage is at the prime rate and is payable monthly. The agreement includes a fee of 0.375% on the unused portion of the Revolver. Beginning in 2001, in the event that the company achieves certain financial milestones, the company may elect an interest rate of LIBOR plus 2%, and the fee on the unused Revolver will be reduced to 0.25%. At March 31, 2000, $18.2 million was available for the company to borrow based on eligible accounts receivables and $10.7 million was outstanding under the Revolver.

Substantially all of the company's assets serve as collateral under the Revolver, except the corporate office facility in Andover, Massachusetts, which collateralizes the Mortgage. The Revolver requires the company to meet certain financial covenants including maintaining a minimum tangible net worth, cash flow and debt coverage ratios, as well as limits the company's ability to incur additional debt, to pay dividends, to purchase capital assets, to sell or dispose of assets, to make additional acquisitions or investments, or to enter into new leases, among other restrictions. The company was in compliance with all covenants on March 31, 2000.

Note 5.  Commitments and Contingencies.
---------------------------------------

As a defense contractor, the company is subject to many levels of audit and review, including the Defense Contract Audit Agency (DCAA), the Inspector General, the Defense Criminal Investigative Service, the General Accounting Office, the Department of Justice and Congressional Committees. As a result of certain DCAA audit findings, the United States Government is temporarily deferring a portion of its payments to the company. The company believes it has substantially remedied the findings of the DCAA and expects the effects of payment deferral will be temporary and not significant. Currently, the United States Government is temporarily deferring payment of approximately $0.9 million of accounts receivable.

Note 6.  Segment Information.
-----------------------------

Identifiable assets by business segment include both assets directly identified with those operations and an allocable share of jointly used assets.

Summarized financial information by business segment for the three months ended March 31, 2000 and March 31, 1999 are as follows (in thousands of dollars):
--------------------------------------------------------------------------------

                                                                                           Identifiable
                                 Systems                                                    Continuing
                                   and                          Metri-                      Operations
                                Services        Encoder        graphics       Corporate        Total
                            ----------------------------------------------------------------------------
March 31, 2000
Net sales (1)                       $41,172         $4,493          $2,125        $     -        $47,790
Operating income                        662            377             473              -          1,512
Identifiable assets at
March 31, 2000                       56,356          6,175           2,556         10,515         75,602

March 31, 1999
Net sales (1)                       $39,759         $3,490          $3,300        $     -        $46,549
Operating income (loss)               1,433            (41)          1,171              -          2,563
Identifiable assets at
March 31, 1999                       65,558          5,560           4,533         11,726         87,377

(1) Net sales and operating income are presented after the elimination of intersegment transactions, which are not material.

One customer accounted for 8.1% and 11.6% of total revenue from continuing operations in the first three months of 2000 and 1999, respectively. During the first quarter of 2000 and 1999, revenue from Department of Defense (DoD) customers represented 71% and 61% of total revenue from continuing operations, respectively. Revenue earned from one significant DoD contract represented 15.9% and 10.2% of total revenue from continuing operations in the first three months of 2000 and 1999, respectively.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Total revenue increased 2.7% to $47.8 million in the first quarter of 2000 compared with $46.5 million in the first quarter of 1999. Contract revenue for the Systems and Services segment increased 3.6% to $41.2 million in the first three months of 2000 compared with $39.8 million in the same period last year. The increase was primarily due to revenue from engineering services which increased $6.2 million, or 21.8%, compared with the same period in 1999. This increase more than offset a decline in state services revenue. The first quarter of 1999 results included significant one-time revenue related to infrastructure installation under the company's contract with the Colorado Department of Human Services.

Product sales decreased slightly to $6.6 million in the first three months of 2000 compared with $6.8 million in the same period of 1999. Metrigraphics Division sales decreased to $2.1 million in the first quarter of 2000 compared to $3.3 million in the first quarter of 1999. The decline in Metrigraphics sales, attributable principally to lower sales of electroformed inkjet printer nozzle plates, is expected to continue as the company seeks to expand its customer base in the computer peripherals, medical instruments, factory automation, electrical instruments, semiconductor equipment and telecommunications fiber optic industries.

Encoder Division sales increased 28.7% to $4.5 million in the first three months of 2000 from $3.5 million for the same period in 1999, attributable primarily to an increase in automotive industry sales. The level of automotive industry sales attained in the first quarter of 2000 is expected to be sustained at least into the second quarter of 2000. Nevertheless, future sales of this product line are uncertain and are dependent on automotive industry demand and product life cycles.

Total gross margin was $5.6 million and $6.7 million in the first quarter of 2000 and 1999, respectively, representing 11.6% and 14.3% of total revenue for the same periods. The decline in gross margin resulted primarily from a shift in sales mix principally away from higher margin Metrigraphics sales toward lower margin Systems and Services, and Encoder Division sales.

Gross margin on contract revenue was $3.8 million and $4.6 million for the first three months of 2000 and 1999, respectively, representing 9.3% and 11.7% of contract revenue in the first quarter of 2000 and 1999, respectively.

In the first quarter of 2000 and 1999, gross margin on product sales was $1.7 million and $2.0 million, respectively, representing 25.9% and 29.7% of product sales in the first three months of 2000 and 1999, respectively.

Selling, engineering and administrative expenses and net interest expense were $4.0 million and $0.6 million, respectively, in the first three months of 2000, both essentially flat compared with the same period last year.

Income tax expense was $0.4 million, or 41% of pre-tax income, in the first quarter of 2000 compared with $0.9 million, or 42% of pre-tax income for the first three months of 1999.

The first quarter of 2000 results included $0.2 million income from discontinued operations, net of tax, which resulted from receipt of royalties from the company's sale of the discontinued Telecommunications Fraud Control business in 1999.

In the fourth quarter of 1999, the company adopted a restructuring plan intended to reduce overhead costs and increase efficiencies. The company recorded a restructuring charge of $1.2 million to provide for severance and other exit costs for approximately 100 employees, of which $1.0 million was recorded as cost of contract revenue and the remainder as selling, engineering and administrative expense. The charge was comprised primarily of severance costs and outplacement services to be provided to involuntarily terminated employees. During the first quarter of 2000, the company expended approximately $0.3 million related to severance costs and outplacement services for 30 employees. It is presently expected that the restructuring plan will be completed by the end of 2000. At March 31, 2000, the remaining restructuring reserve totaled $.9 million.

The company's total employment at March 31, 2000 was 1,591, down from 1,613 at December 31, 1999.

The company's backlog of unfilled orders was $99.4 million at March 31, 2000, up from $97.1 million at March 31, 1999.

Liquidity and Capital Resources

Cash used for continuing operations in the first quarter of 2000 was $0.2 million resulting from increased unbilled expenditures and fees on contracts in process, and decreased accounts payable and other accrued expenses, partially offset by positive cash earnings, increased accrued payroll and employee benefits and decreased receivables. As described in Note 5, currently the United States Government is temporarily deferring payment on approximately $0.9 million of accounts receivable. Cash provided by continuing operations in the first three months of 1999 was $4.6 million attributable to positive cash earnings and accrued payroll and employee benefits, partially offset by increased unbilled expenditures and fees on contracts in process.

Cash used for investing activities was $0.8 million and $1.0 million in the first three months of 2000 and 1999, respectively, primarily related to the purchase of property, plant and equipment for continuing operations. In addition, in the first quarter of 1999, the company invested $.4 million in Empresa, Inc.

On February 10, 2000, the company finalized a three-year $20.0 million secured revolving credit agreement (the "Revolver") and a six-month $7.5 million interim mortgage loan (the "Interim Mortgage") on the company's real estate. Proceeds were used to pay off existing debt. The Revolver expires on February 10, 2003. The company plans to refinance the Interim Mortgage prior to maturity on August 10, 2000. The Revolver provides for borrowings of up to the lesser of $20.0 million or 80% of eligible accounts receivable. At March 31, 2000, $18.2 million was available based on eligible accounts receivable for the company to borrow and $10.7 million was outstanding under the Revolver. The company was in compliance with all covenants on March 31, 2000.

In the first quarter of 2000, the company realized $0.6 million in proceeds from the exercise of stock options.

The company's expected cash flows for the year 2000 are subject to certain trends, events and uncertainties. The company's requirements for additional property, plant and equipment are expected to be in the range of expenditures incurred over the past three years. Related to the company's contract with the Colorado Department of Human Services, the company had accrued at December 31, 1999 and expects in the year 2000 to expend an estimated $3 million in excess of amounts to be received under the contact in order to complete its obligation under the contract.

The company's need for, cost of, and access to funds are dependent on future operating results, as well as conditions external to the company. The company believes that its current assets, cash flows from operations and available lines of credit are sufficient to support its normal operations and capital requirements for the foreseeable future.

Year 2000 Date Conversion

The Year 2000 problem concerns the inability of information systems to recognize properly and process data-sensitive information beyond January 1, 2000. The company was Year 2000 compliant at December 31, 1999. The company has not experienced any material Year 2000 problems to date and does not expect to experience any such difficulties.

Forward-Looking Information

This report includes certain forward-looking statements about the company's business, including, but not limited to, the effect of the federal budget on the company's sales, response to the company's product and service offerings, growth in revenue, costs to complete fixed-price contracts, capital spending, restructuring spending and the benefits thereof, customer mix and changes in capital markets. Such forward-looking statements are subject to risk and uncertainties that could cause actual results to vary materially from those expected. These risks and uncertainties, discussed in more detail in the company's Form 10-K for the year ended December 31, 1999, include, but are not limited to, possible reductions in federal or state funding for the company's customers, concentration of customers and potential customers in a particular industry, risk of sustaining existing contracts and orders at the same or increasing levels and obtaining new contracts, high levels of competition and difficulties of entering into new markets, government contracting issues including the outcomes of audits and investigations, costs of completing fixed-priced contracts, changes in interest rates and capital markets funds availability, supply difficulties, warranty claims, factors affecting the business segments in which the company operates and the economy in general.

                          PART II. OTHER INFORMATION


Item 6. (a) Exhibits

            (10.13) Amendment to Loan and Security Agreement dated February 10, 2000 by and among Dynamics Research Corporation and its Subsidiaries and Brown Brothers Harriman & Company and Family Bank FSB.

            (27.1)   Financial Data Schedule

Item 6. (b) Reports on Form 8-K

            On March 24, 2000, the Company filed a report on Form 8-K relating to the signing of the Loan and Security Agreement, and the signing of the Mortgage Security Agreement and Assignment dated February 10, 2000.

                                   SIGNATURE
                                   ---------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         DYNAMICS RESEARCH CORPORATION
                                 (Registrant)



Date:  May 15, 2000      By:  /s/ David Keleher
                              -------------------------
                              David Keleher
                              Vice President of Finance, Chief Financial Officer