Form 10-Q
period 2000-06-30
DYNAMICS RESEARCH CORP
filed 2000-08-11
CIK 30822

                                    Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


              [x] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the Quarterly Period Ended June 30, 2000.

                                       OR

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                 For the Transition Period from _____ to _____ .

                            Commission File No.1-7348


                          DYNAMICS RESEARCH CORPORATION
                          -----------------------------
             (Exact name of registrant as specified in its charter)


             Massachusetts                               04-2211809
          ------------------------------------------------------------
      (State or other Jurisdiction of                 (I.R.S. Employer
       Incorporation or Organization)                Identification No.)


     60 Frontage Road, Andover, Massachusetts            01810-5498
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

Yes  x     No     .
   -----     -----

  The number of shares outstanding of the Registrant's Common stock, par value $.10 per share, at August 7, 2000 was 7,569,999 shares.

                          DYNAMICS RESEARCH CORPORATION


                                      INDEX



                                                                Page
                                                               Number
                                                               ------

Part I  Financial Information
Item 1. Financial Statements

     Consolidated Balance Sheets -
       June 30, 2000 and December 31, 1999...............         3

     Consolidated Statements of Operations -
       Three Months Ended June 30, 2000 and
       June 30, 1999.....................................         4

     Consolidated Statements of Operations -
       Six Months Ended June 30, 2000 and
       June 30, 1999.....................................         5

     Consolidated Statements of Cash Flows -
       Six Months Ended June 30, 2000 and
       June 30, 1999.....................................         6

     Notes to Consolidated Financial Statements..........         7

 Item 2.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations.......         12


Part II.  Other Information
 Item 6.  Exhibits and Reports on Form 8-K...............         15


Signature................................................         16

                          PART I. FINANCIAL INFORMATION

                          DYNAMICS RESEARCH CORPORATION
                           CONSOLIDATED BALANCE SHEETS
           (in thousands of dollars except share and per share data)


                                                                     (unaudited)
                                                                    June 30, 2000   December 31, 1999
                                                                    -------------   -----------------
Assets
Current assets
   Cash and cash equivalents                                           $    204          $  2,267
   Receivables, net of allowances of $965 in 2000 and $790 in 1999       43,811            34,917
   Unbilled expenditures and fees on contracts in process                22,355            18,609
   Inventories                                                            2,798             2,735
   Prepaid expenses and other current assets                              1,136             1,593
                                                                       --------          --------
    Total current assets                                                 70,304            60,121

   Net property, plant and equipment                                     14,043            15,067
                                                                       --------          --------
    Total assets                                                       $ 84,347          $ 75,188
                                                                       ========          ========

Liabilities and Stockholders' Equity
Current liabilities
   Notes payable                                                       $ 15,634          $ 19,700
   Current portion of long term debt                                        500              --
   Accounts payable                                                       7,809            11,641
   Accrued payroll and employee benefits                                 11,975             9,435
   Other accrued expenses                                                 7,957             7,840
   Current deferred income taxes                                          3,201             1,575
   Net liabilities of discontinued operations                                32               273
                                                                       --------          --------
    Total current liabilities                                            47,108            50,464
                                                                       --------          --------

   Deferred income taxes                                                    937               919
   Long term debt                                                         9,500              --

   Commitments and contingencies

Stockholders' Equity
   Preferred stock, par value, $.10 per share
    5,000,000 shares authorized, none issued                               --                --
   Common stock, par value, $.10 per share:
    Authorized - 30,000,000 shares
    Issued - 8,949,425 shares in 2000 and
     8,742,750 in 1999                                                      895               874
   Treasury stock - 1,379,426 shares in 2000 and
     1,379,426 shares in 1999, at par value                                (138)             (138)
   Capital in excess of par value                                        28,338            27,560
   Accumulated deficit                                                   (2,293)           (4,491)
                                                                       --------          --------
     Total stockholders' equity                                          26,802            23,805
                                                                       --------          --------
        Total liabilities and stockholders' equity                     $ 84,347          $ 75,188
                                                                       ========          ========


The accompanying notes are an integral part of these consolidated financial statements.

                          DYNAMICS RESEARCH CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands of dollars except share data)
                                   (unaudited)

                                                                 Three           Three
                                                              Months Ended    Months Ended
                                                              June 30, 2000   June 30, 1999
                                                              -------------   -------------

Contract revenue                                              $    47,430     $    41,973
Product sales                                                       7,010           6,837
                                                              -----------     -----------
    Total revenue                                                  54,440          48,810

Costs and expenses
   Cost of contract revenue                                        42,131          48,162
   Cost of goods                                                    5,094           6,015
   Selling, engineering and administrative expenses                 4,234           4,178
                                                              -----------     -----------
    Total operating costs and expenses                             51,459          58,355
                                                              -----------     -----------

Operating income (loss)                                             2,981          (9,545)

Interest expense, net                                                 547             551
                                                              -----------     -----------

Income (loss) from continuing operations before provision
   (benefit) for income taxes                                       2,434         (10,096)

Provision (benefit) for income taxes                                  998          (4,021)
                                                              -----------     -----------

Income (loss) from continuing operations                            1,436          (6,075)

Gain from discontinued operations, net of tax                          35           1,362


                                                              -----------     -----------
Net income (loss)                                             $     1,471     $    (4,713)
                                                              ===========     ===========

Earnings (loss) per share
-------------------------

   Per common share - basic
    Income (loss) from continuing operations                  $      0.19     $     (0.83)
    Gain from discontinued operations                                --              0.19
                                                              -----------     -----------
    Net income (loss)                                         $      0.19     $     (0.64)
                                                              ===========     ===========

   Per common share - diluted
    Income (loss) from continuing operations                  $      0.19     $     (0.83)
    Gain from discontinued operations                                --              0.19
                                                              -----------     -----------
    Net income (loss)                                         $      0.19     $     (0.64)
                                                              ===========     ===========

   Weighted average shares outstanding
   -----------------------------------
   Weighted average shares outstanding - basic                  7,554,880       7,353,590
   Dilutive effect of options                                     268,591            --
                                                              -----------     -----------
   Weighted average shares outstanding - diluted                7,823,471       7,353,590
                                                              ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                        DYNAMICS RESEARCH CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands of dollars except share data)
                                   (unaudited)

                                                                  Six             Six
                                                              Months Ended    Months Ended
                                                              June 30, 2000   June 30, 1999
                                                              -------------   -------------

Contract revenue                                              $    88,602     $    81,732
Product sales                                                      13,628          13,627
                                                              -----------     -----------
    Total revenue                                                 102,230          95,359

Costs and expenses
   Cost of contract revenue                                        79,460          83,282
   Cost of goods                                                    9,999          10,785
   Selling, engineering and administrative expenses                 8,278           8,274
                                                              -----------     -----------
    Total operating costs and expenses                             97,737         102,341
                                                              -----------     -----------

Operating income (loss)                                             4,493          (6,982)

Interest expense, net                                               1,116           1,077
                                                              -----------     -----------

Income (loss) from continuing operations before provision
   (benefit) for income taxes                                       3,377          (8,059)

Provision (benefit) for income taxes                                1,385          (3,166)
                                                              -----------     -----------

Income (loss) from continuing operations                            1,992          (4,893)

Gain from discontinued operations, net of tax                         206           1,362

                                                              -----------     -----------
Net income (loss)                                             $     2,198     $    (3,531)
                                                              ===========     ===========

Earnings (loss) per share
-------------------------

   Per common share - basic
    Income (loss) from continuing operations                  $      0.26     $     (0.66)
    Gain from discontinued operations                                0.03            0.18
                                                              -----------     -----------
    Net income (loss)                                         $      0.29     $     (0.48)
                                                              ===========     ===========

   Per common share - diluted
    Income (loss)  from continuing operations                 $      0.26     $     (0.66)
    Gain from discontinued operations                                0.02            0.18
                                                              -----------     -----------
    Net income (loss)                                         $      0.28     $     (0.48)
                                                              ===========     ===========

   Weighted average shares outstanding
   -----------------------------------
   Weighted average shares outstanding - basic                  7,497,842       7,360,276
   Dilutive effect of options                                     263,565            --
                                                              -----------     -----------
   Weighted average shares outstanding - diluted                7,761,407       7,360,276
                                                              ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                          DYNAMICS RESEARCH CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)
                                   (unaudited)

                                                                  Six           Six
                                                             Months Ended   Months Ended
                                                             June 30, 2000  June 30, 1999
                                                             -------------  -------------

Cash provided by (used for) operations:
   Net income (loss)                                           $  2,198      $ (3,531)
   Adjustments to reconcile net income (loss) to cash
    provided by (used for) operating activities:
   (Gain) loss from discontinued operations                        (206)       (1,362)
   Non-cash stock compensation expense                              114          --
   Provision for impairment of investment in Empresa, Inc.         --           1,424
   Depreciation and amortization                                  2,132         3,145
   Deferred income taxes                                          1,644        (4,725)
   Provision for receivable reserves                                176            15
                                                               --------      --------
                                                                  6,058        (5,034)
                                                               --------      --------

Cash provided by (used for) working capital:
   Accounts receivables                                          (9,070)       (4,089)
   Unbilled expenditures and fees on contracts in process        (3,746)       (2,135)
   Inventories                                                      (63)          159
   Prepaid expenses and other current assets                        457           (73)
   Accounts payable                                              (3,832)           19
   Accrued payroll and employee benefits                          2,540         2,626
   Other accrued expenses                                           117        10,905
                                                               --------      --------
                                                                (13,597)        7,412
                                                               --------      --------

   Net cash provided by (used for) continuing operations         (7,539)        2,378
   Net cash provided by (used for) discontinued operations          (35)        1,492
                                                               --------      --------
   Cash provided by (used for) operating activities              (7,574)        3,870
                                                               --------      --------


Cash used for investing activities:
   Additions to property, plant and equipment related to
    continuing operations                                        (1,108)       (1,307)
   Additions to property, plant and equipment related to
    discontinued operations                                        --             (17)
   Investment in Empresa, Inc.                                     --            (682)
                                                               --------      --------
   Net cash used for investing activities:                       (1,108)       (2,006)
                                                               --------      --------


Cash provided by (used for) financing activities:
   Net borrowings under revolving credit agreement               15,634           150
   Repayment of working capital agreement                       (19,700)         --
   Proceeds from mortgage agreements                             17,500          --
   Repayment of interim mortgage                                 (7,500)         --
   Proceeds from the exercise of stock options                      685          --
   Purchase of treasury shares                                     --             (59)
                                                               --------      --------
   Net cash provided by (used for) financing activities           6,619            91
                                                               --------      --------

   Net increase (decrease) in cash and cash equivalents          (2,063)        1,955
   Cash and cash equivalents at the beginning of the year         2,267            97
                                                               --------      --------
   Cash and cash equivalents at the end of the period          $    204      $  2,052
                                                               ========      ========

Supplemental information
   Cash paid for interest                                      $  1,245      $  1,019
   Cash paid for taxes                                         $     94      $    166

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

Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the registrant believes that the disclosures are adequate to make the information presented not misleading. The accompanying consolidated financial statements have not been audited by independent public accountants, but in the opinion of the management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the results of operations. The results of the three months and six months ended June 30, 2000 may not be indicative of the results that may be expected for the fiscal year ended December 31, 2000.

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

Inventories
-----------

Inventories stated at the lower of cost or market (in thousands of dollars):
----------------------------------------------------------------------------

                                   June 30 , 2000             December 31, 1999
                                   --------------             -----------------

Work in process                       $   955                      $   630
Raw materials and subassemblies         1,843                        2,105
                                      -------                      -------
 Total inventories                    $ 2,798                      $ 2,735
                                      =======                      =======

Property, Plant and Equipment
-----------------------------

Property, plant and equipment stated at cost  (in thousands of dollars):
--------------------------------------------------------------------------------

                                          June 30, 2000       December 31, 1999
                                          -------------       -----------------

Land                                          $ 1,126                $ 1,126
Building                                        7,774                  7,774
Machinery and equipment                        43,124                 42,016
Leasehold improvements                          2,548                  2,548
                                           ----------             ----------
Total property, plant and equipment            54,572                 53,464
Less accumulated depreciation and
     amortization                              40,529                 38,397
                                           ----------             ----------
Net property, plant and equipment             $14,043                $15,067
                                           ==========             ==========

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

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. SAB 101 provides interpretative guidance on the recognition, presentation and disclosure of revenue. SAB 101 must be applied no later than the fourth quarter of 2000. Although the company believes that SAB 101 will not have a material effect on the company's results of operations or financial position, the company is continuing to evaluate the potential effects as additional guidance becomes available.

Earnings (Loss) Per Common Share
--------------------------------
Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. For periods in which earnings are positive, diluted earnings per share is determined by giving effect to the exercise of stock options using the treasury stock method.

Due to their antidilutive effect, 82,800 stock options were excluded in the second quarter and first six months of 2000. During the second quarter and first six months of 1999, 697,270 stock options were excluded due to their antidilutive effect.

Note 2. Contract Loss Provision
-------------------------------
In 1998, the company recorded a contract loss provision of $2.6 million on its fixed-price software development contract with the Colorado Department of Human Services. During the second quarter of 1999, the company recorded an additional $11.0 million loss provision. Delays related to a 1999 customer stop work request, a revised development schedule together with higher software development costs incurred and estimated costs to complete resulted in a significantly higher estimate of total contract cost compared to earlier periods. The losses are included in the results of operations of the Systems and Services segment as a charge to cost of contract revenue.

In June 2000, the company completed systems integration testing on this project twelve weeks later than expected. User acceptance testing began in July 2000, and the pilot rollout is expected to begin in the third quarter of 2000. It is now expected that the project will be completed in early 2001. While the company believes it has reasonably estimated and provided for the costs to complete the Colorado contract, including the schedule change, there can be no assurances that actual costs on the project will not differ materially from current estimates.

Note 3. Restructuring
---------------------
In the fourth quarter of 1999, the company adopted a restructuring plan intended to reduce overhead costs and increase efficiencies. The company recorded a restructuring charge of $1.2 million to provide for severance and other exit costs for approximately 100 involuntarily terminated employees, of which $1.0 million was recorded as cost of contract revenue and the remainder as selling, engineering and administrative expense. During the first six months of 2000, the company expended approximately $.4 million related to severance costs and outplacement services for 30 terminated employees. At June 30, 2000, the remaining restructuring reserve totaled $.8 million. It is presently expected that the restructuring plan will be completed by the end of 2000.

Note 4. Discontinued Operations
-------------------------------
In June 1999, the company completed the sale of its previously discontinued Telecommunications Fraud Control business for $1.7 million. The sale resulted in a favorable adjustment to the estimated loss on disposal of discontinued operations recorded in 1998. Accordingly, a pre-tax gain on disposal of discontinued operations of $2.2 million was recorded in the second quarter of 1999. The sale agreement also provided for royalties of up to $1.8 million over the three years following the sale. During the first six months of 2000, the company received and recognized $.2 million of royalty income. The royalties are shown as Gain from discontinued operations, net of tax, on the Consolidated Statements of Operations.

In the second quarter of 2000, no charges were made against the reserve established at the date the plan of disposal was adopted. During the first six months of 2000, $.2 million was charged against the reserve. Revenues from discontinued operations were $.3 million and $.7 million in the second quarter and first six months of 1999, respectively. Operating losses of the business were $1.3 million and $2.0 million in the second quarter and first six months of 1999, respectively.

Revenue, costs, expenses, assets and liabilities and cash flows of the discontinued Telecommunications Fraud Control business have been excluded from the respective captions in the Consolidated Statements of Operations, Consolidated Balance Sheets and Consolidated Statements of Cash Flows and have been reported as Gain from discontinued operations, net of taxes, as Net liabilities of discontinued operations, and as Net cash provided by (used for) discontinued operations for all periods presented. The results of discontinued operations do not reflect any interest expense or any allocation of corporate general and administrative expense.

Note 5. Debt
------------
On September 30, 1999, the company entered into an amended agreement with a syndicate of banks. The amended agreement provided a secured working capital line of credit of up to $35 million, based on assets consisting primarily of inventory, receivables and real estate. Interest on the outstanding balance was at the prime rate plus 2%. The agreement included a fee of 0.375% on the unused portion of the credit line. At December 31, 1999, the company was not in compliance with a covenant included in the agreement regarding minimum earnings before income taxes. The amended agreement expired January 31, 2000. At December 31, 1999, $19.7 million was outstanding under the agreement.

On February 10, 2000, the company finalized a three year $20 million secured revolving credit agreement (the "Revolver") and a six-month $7.5 million interim mortgage loan (the "Interim Mortgage") on the company's real estate. Proceeds were used to pay off existing debt. The Revolver expires on February 10, 2003. The Revolver provides for borrowings of up to the lesser of $20 million or 80% of eligible accounts receivable. Interest on the outstanding balance of the Revolver and the Interim Mortgage Loan is at the prime rate and is payable monthly. The agreement includes a fee of 0.375% on the unused portion of the Revolver. Beginning in 2001, in the event that the company achieves certain financial milestones, the company may elect an interest rate of LIBOR plus 2%, and the fee on the unused Revolver will be reduced to 0.25%. At June 30, 2000, $20 million was available for the company to borrow and $15.6 million was outstanding under the Revolver. The interest rate on the Revolver was 9.5% on June 30, 2000.

On June 12, 2000, the company entered into a $10 million mortgage loan (the "Mortgage") on the company's real estate with a 10-year term. Proceeds from the loan were used to repay $7.5 million of interim mortgage financing that was obtained in February 2000, with the balance used to repay outstanding debt on the company's revolving credit agreement. Interest on the Mortgage accrues at the rate of LIBOR plus 2.5%. The agreement requires quarterly principal payments of $125,000 beginning on August 1, 2000, with a final payment of $5 million in June 2010.

The Revolver is secured by all assets. The Mortgage loan is secured by the corporate office facility in Andover, Massachusetts. The company's revolver and mortgage agreements require the company to meet certain financial covenants including maintaining a minimum tangible net worth, cash flow and debt coverage ratios, as well as limit the company's ability to incur additional debt, to pay dividends, to purchase capital assets, to sell or dispose of assets, to make additional acquisitions or investments, or to enter into new leases, among other restrictions. The company was in compliance with all covenants on June 30, 2000.


Note 6.  Commitments and Contingencies.
---------------------------------------
As a defense contractor, the company is subject to many levels of audit and review, including the Defense Contract Audit Agency (DCAA), the Inspector General, the Defense Criminal Investigative Service, the General Accounting Office, the Department of Justice and Congressional Committees. As a result of certain DCAA audit findings, the US Government temporarily deferred a portion of its payments to the company. At the end of the second quarter of 2000, approximately $1.6 million of accounts receivable was being deferred. In July 2000, the company was notified that the government discontinued partial deferral of payment of new accounts receivable. The company is currently in discussion with the government regarding the schedule for repayment of the currently outstanding deferrals.


Note 7.  Segment Information
----------------------------
Identifiable assets by business segment include both assets directly identified with those operations and an allocable share of jointly used assets.

Financial information by business segment for the three months ended June 30, 2000 and June 30, 1999 (in thousands of dollars)
-----------------------------------------------------------------------------

                                                                                                        Identifiable
                                Systems                                                                  Continuing
                                  and                       Metri-                                       Operations
                                Services      Encoder      graphics         Other         Corporate         Total
                            -----------------------------------------------------------------------------------------
June 30, 2000
Net sales (1)                   $47,430        $4,842       $2,168         $     -         $     -       $  54,440
Operating income                $ 1,953        $  526       $  502         $     -         $     -       $   2,981
Identifiable assets at
June 30, 2000                   $65,768        $6,329       $2,691         $     -         $ 9,559       $  84,347

June 30, 1999
Net sales (1)                   $41,973        $3,102       $3,735         $     -         $     -       $  48,810
Operating income (loss)         $(9,169)       $ (228)      $1,276         $(1,424)        $     -       $  (9,545)
Identifiable assets at
June 30, 1999                   $74,115        $5,358       $4,200         $     -          $12,205      $  95,878


Financial information by business segment for the six months ended June 30, 2000 and June 30, 1999 (in thousands of dollars)
--------------------------------------------------------------------------------

                                                                                                        Identifiable
                                 Systems                                                                 Continuing
                                   and                      Metri-                                       Operations
                                Services      Encoder      graphics         Other         Corporate         Total
                             ---------------------------------------------------------------------------------------
June 30, 2000
Net sales (1)                    $88,602       $9,335       $4,293         $     -          $     -      $102,230
Operating income                 $ 2,615       $  903       $  975         $     -          $     -      $  4,493
Identifiable assets at
June 30, 2000                    $65,768       $6,329       $2,691         $     -          $ 9,559      $ 84,347

June 30, 1999
Net sales (1)                    $81,732       $6,592       $7,035         $     -          $     -      $ 95,359
Operating income (loss)          $(7,736)      $ (269)      $2,447         $(1,424)         $     -      $ (6,982)
Identifiable assets at
June 30, 1999                    $74,115       $5,358       $4,200         $     -          $12,205      $ 95,878


(1) Net sales and operating profit are presented after the elimination of intersegment transactions, which are not material.

During the second quarter of 2000 and 1999, revenue from Department of Defense
(DoD) customers represented 73.1% and 62.9% of total revenue from continuing operations, respectively, and 72.2% and 61.7% for the first six months of 2000 and 1999, respectively. Revenue earned from one significant DoD contract represented 12.6% and 8.9% of total revenue from continuing operations in the second quarter of 2000 and 1999, respectively, and 14.0% and 9.5% of total revenue from continuing operations in the first six months of 2000 and 1999, respectively.

Note 8. Investment in Empresa, Inc.
-----------------------------------
On December 23, 1998, the company made an investment in Empresa, Inc. ("Empresa"), a privately held company based in Cambridge, Massachusetts, engaged in electronic commerce services. The company contributed a perpetual license to the VisualMagic(R) software development environment, the assets of the VisualMagic(R) segment and cash. The cash contributions were made in December 1998, February 1999 and May 1999. In the second quarter of 1999, the company wrote off its investment in Empresa due to uncertainties of the early stage business resulting in an impairment charge of $1.4 million. Subsequently, Empresa ceased operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Total revenue increased 11.5% to $54.4 million in the second quarter of 2000
compared with $48.8 million in the second quarter of 1999.   For the first six
months of 2000, total revenue was up 7.2%, or $6.9 million, to $102.2 million compared with $95.4 million for the same period last year.

Contract revenue for the Systems and Services segment increased 13.0% to $47.4 million in the three months ended June 30, 2000 compared with $42.0 million in the same period last year. For the first six months of 2000, contract revenue for the Systems and Services Division increased 8.4% to $88.6 million. Revenue growth for the second quarter and six-month period of 2000 were aided by an unusual $4 million purchase and re-sale of equipment to a major customer. A decline in state services revenue, primarily due to a decline in information technology contracts, was more than offset by increases in service revenue from contracts at Wright Patterson and Hanscom Air Force Bases.

Product sales increased slightly to $7.0 million in the quarter ended June 30,
2000 compared with the same period of 1999.   In the first six months of 2000,
product sales remained flat compared with the same period last year, with a decline in Metrigraphics revenue offset by an increase in Encoder Division sales.

As expected, Metrigraphics Division sales decreased in the second quarter and first six months of 2000 by $1.6 million and $2.7 million, respectively, compared to the second quarter and first six months of 1999, due primarily to lower sales of electroformed inkjet printer nozzle plates to a key customer. Sales to this customer are expected to approximate current levels of $.8 million to $1.0 million per quarter in the second half of 2000.

Encoder Division sales increased 56.1% to $4.8 million in the second quarter of
2000 from $3.1 million for the same period in 1999.   For the first six months
of 2000, sales increased by $2.7 million, or 41.6%, compared with the same period of 1999. Sales of automotive products increased in excess of 100% for the second quarter and first six months of 2000 compared with the same periods last year.

Total gross margin was $7.2 million and total gross margin loss was $5.4 million in the second quarter of 2000 and 1999, respectively, representing 13.3% and (11.0)% of total revenue for the same periods, respectively. In the first six months of 2000 and 1999, total gross margin was $12.8 million and $1.3 million, respectively, representing 12.5% and 1.4% of total revenue for the same periods. The 1999 gross margin loss primarily resulted from an $11.0 million loss provision recorded in the second quarter of 1999 on a fixed-price software development contract with the Colorado Department of Human Services. In June 2000, the company completed systems integration testing on this project twelve weeks later than expected. User acceptance testing began in July 2000, and the pilot rollout is expected to begin in the third quarter of 2000. It is now expected that the project will be completed in early 2001. While the company believes it has reasonably estimated and provided for the costs to complete the Colorado contract, including the schedule change, there can be no assurances that actual costs on the project will not differ materially from current estimates.

Gross margin on contract revenue was $5.3 million and gross margin loss on contract revenue was $6.2 million for the second quarter of 2000 and 1999, respectively, representing 11.2% and (14.7)% of contract revenue for the second quarter of 2000 and 1999, respectively. For the first six months of 2000, gross margin on contract revenue was $9.1 million and in 1999 gross margin loss on contract revenue was $1.6 million, representing 10.3% and (1.9)% of contract revenue for the first six months of 2000 and 1999, respectively. As noted above, gross margin loss on contract revenue was affected by the loss provision recorded in the second quarter of 1999.

In the second quarter of 2000 and 1999, gross margin on product sales was $1.9 million and $.8 million, respectively, representing 27.3% and 12.0% of product
sales for the second quarter of 2000 and 1999, respectively.   For the six
months ended June 30, 2000 and 1999, gross margin on product sales was $3.6 million and $2.8 million, respectively, representing 26.6% and 20.9% of product sales for the first six months of 2000 and 1999, respectively. For both the second quarter and the six-month period ended June 30, 2000, the margin benefits of volume increases in the Encoder Division more than offset the somewhat negative impacts of lower Metrigraphics revenue.

Selling, engineering and administrative expenses were $4.2 million and $8.3 million in the second quarter and first six months of 2000, respectively, essentially flat compared with the same periods last year.

In the second quarter of 1999, the company recorded an impairment charge of $1.4 million to write-off its investment in Empresa, Inc., as discussed in Note 8 of Notes to the Consolidated Financial Statements.

In the second quarter and first six months of 2000, net interest expense was $.5 million and $1.1 million, respectively, compared with $.6 million and $1.1 million in the second quarter and first six months of 1999, respectively.

Income tax expense was $1.0 million in the second quarter of 2000 compared with an income tax benefit of $4.0 million in the same period last year. For the six-month period ended June 30, 2000, income tax expense was $1.4 million, compared with an income tax benefit of $3.2 million for the same period last year. The income tax benefit for the second quarter and first six months of 1999 primarily resulted from the $11.0 million loss provision recorded in the second quarter of 1999.

In June 1999, the company completed the sale of its previously discontinued Telecommunications Fraud Control business for $1.7 million. The sale resulted in a favorable adjustment to the estimated loss on disposal of discontinued operations recorded in 1998. Accordingly, a pre-tax gain on disposal of discontinued operations of $2.2 million was recorded in the second quarter of 1999. The sale agreement also provided for royalties of up to $1.8 million over the three years following the sale. During the first six months of 2000, the company received and recognized $.2 million of royalty income. The royalties are shown as Gain from discontinued operations, net of tax, on the Consolidated Statements of Operations.

In the fourth quarter of 1999, the company adopted a restructuring plan intended to reduce overhead costs and increase efficiencies. The company recorded a restructuring charge of $1.2 million to provide for severance and other exit costs for approximately 100 involuntarily terminated employees, of which $1.0 million was recorded as cost of contract revenue and the remainder as selling, engineering and administrative expense. During the first six months of 2000, the company expended approximately $.4 million related to severance costs and outplacement services for 30 terminated employees. At June 30, 2000, the remaining restructuring reserve totaled $.8 million. It is presently expected that the restructuring plan will be completed by the end of 2000.

The company's total employment at June 30, 2000 was 1,625, up from 1,613 at December 31, 1999. Reductions resulting from the restructuring plan were more than offset by increased customer services at Wright Patterson and Eglin Air Force Bases, as well as direct labor requirements in the Encoder division.

The company's backlog of unfilled orders was $97.6 million at June 30, 2000, up from $75.2 million at June 30, 1999.


Liquidity and Capital Resources

Cash used for continuing operations in the first six months of 2000 was $7.5 million resulting from increased accounts receivable and unbilled expenditures and fees on contracts in process, and decreased accounts payable, partially offset by positive cash earnings and increased accrued payroll and employee benefits and deferred income taxes. Five million dollars of additional working capital requirements was in support of increased quarter to quarter revenues. As described in Note 6, at the end of the second quarter of 2000, the United States Government was temporarily deferring payment on approximately $1.6 million of accounts receivable. Cash provided by continuing operations in the first six months of 1999 was $2.4 million attributable to increased other accrued expenses including contract loss provisions, and payroll and employee benefits, partially offset by increased accounts receivable, unbilled expenditures and fees on contracts in process and decreased accrued deferred income taxes.

Cash used for investing activities was $1.1 million and $2.0 million in the first six months of 2000 and 1999, respectively, primarily related to the purchase of property, plant and equipment for continuing operations. In addition, in the first six months of 1999, the company invested $.7 million in Empresa, Inc.

On February 10, 2000, the company finalized a three year $20 million secured revolving credit agreement (the "Revolver") and a six-month $7.5 million interim mortgage loan (the "Interim Mortgage") on the company's real estate. Proceeds were used to pay off existing debt. The Revolver expires on February 10, 2003. The Revolver provides for borrowings of up to the lesser of $20 million or 80% of eligible accounts receivable. Interest on the outstanding balance of the Revolver and the Interim Mortgage Loan is at the prime rate and is payable monthly. The agreement includes a fee of 0.375% on the unused portion of the Revolver. Beginning in 2001, in the event that the company achieves certain financial milestones, the company may elect an interest rate of LIBOR plus 2%, and the fee on the unused Revolver will be reduced to 0.25%. At June 30, 2000, $20 million was available for the company to borrow and $15.6 million was outstanding under the Revolver. The interest rate on the Revolver was 9.5% on June 30, 2000.

On June 12, 2000, the company entered into a $10 million mortgage loan (the "Mortgage") on the company's real estate with a 10-year term. Proceeds from the loan were used to repay $7.5 million of interim mortgage financing that was obtained in February 2000, with the balance used to repay outstanding debt on the company's revolving credit agreement. Interest on the Mortgage accrues at the rate of LIBOR plus 2.5%. The agreement requires quarterly principal payments of $125,000 beginning on August 1, 2000, with a final payment of $5 million in June, 2010.

In the first six months of 2000, the company realized $.7 million in proceeds from the exercise of stock options.

The company's expected cash flows for the year 2000 are subject to certain trends, events and uncertainties. The company's requirements for additional property, plant and equipment for the second half of the year are expected to meet or somewhat exceed the level of expenditures in the first half of the year.

The company's need for, cost of, and access to funds are dependent on future operating results, as well as conditions external to the company. The company believes that its current assets, cash flows from operations and available lines of credit are sufficient to support its normal operations and capital requirements for the foreseeable future.

Forward-Looking Information

This report includes certain forward-looking statements about the company's business, including, but not limited to, the effect of the federal budget on the company's sales, response to the company's product and service offerings, growth in revenue, costs to complete fixed-price contracts, capital spending, restructuring spending and the benefits thereof, customer mix and changes in capital markets. Such forward-looking statements are subject to risk and uncertainties that could cause actual results to vary materially from those expected. These risks and uncertainties, discussed in more detail in the company's Form 10-K for the year ended December 31, 1999, include, but are not limited to, possible reductions in federal or state funding for the company's customers, concentration of customers and potential customers in a particular industry, risk of sustaining existing contracts and orders at the same or increasing levels and obtaining new contracts, high levels of competition and difficulties of entering into new markets, government contracting issues including the outcomes of audits and investigations, costs of completing fixed-priced contracts, changes in interest rates and capital markets funds availability, supply difficulties, warranty claims, factors affecting the business segments in which the company operates and the economy in general. The company undertakes no obligation to publicly update or revise any forward-looking statements.

                           PART II. OTHER INFORMATION


Item 6.   (a) Exhibits

          (27.1)  Financial Data Schedule


Item 6.   (b) Reports on Form 8-K

     On June 27, 2000, the Company filed a report on Form 8-K relating to the signing of an amendment to the Loan and Security Agreement with its banks and an amendment to the Mortgage, Security Agreement and Assignment dated as of June 12, 2000.

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



                             DYNAMICS RESEARCH CORPORATION
                                          (Registrant)



Date:  August 11, 2000    By: /s/ David Keleher
                              --------------------------
                              David Keleher
                              Vice President of Finance, Chief Financial Officer