Form 10-Q
period 2000-09-30
DYNAMICS RESEARCH CORP
filed 2000-11-13
CIK 30822

                                   Form 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


           [x]     Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
              For the Quarterly Period Ended September 30, 2000.

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

Yes  x     No_____.
   -------

  The number of shares outstanding of the Registrant's Common stock, par value $.10 per share, at November 7, 2000 was 7,601,019 shares.

                         DYNAMICS RESEARCH CORPORATION


                                     INDEX

                                                                           Page
                                                                          Number
                                                                          ------

Part I  Financial Information

 Item 1.  Financial Statements

     Consolidated Balance Sheets -
       September 30, 2000 and December 31, 1999............................  3

     Consolidated Statements of Operations -
       Three Months Ended September 30, 2000 and
       September 30, 1999..................................................  4

     Consolidated Statements of Operations -
       Nine Months Ended September 30, 2000 and
       September 30, 1999..................................................  5

     Consolidated Statements of Cash Flows -
       Nine Months Ended September 30, 2000 and
       September 30, 1999..................................................  6

     Notes to Consolidated Financial Statements............................  7


 Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations........................................ 13


Part II.  Other Information

 Item 6.  Exhibits and Reports on Form 8-K................................. 17


Signature.................................................................. 18


 PART I. FINANCIAL INFORMATION

                         DYNAMICS RESEARCH CORPORATION
                          CONSOLIDATED BALANCE SHEETS
           (in thousands of dollars except share and per share data)

                                                                   September 30, 2000   December 31, 1999
                                                                   ------------------   -----------------
                                                                       (unaudited)
Assets
CURRENT ASSETS
   Cash and cash equivalents                                             $    528             $  2,267
   Receivables, net of allowances of $1,195 in 2000 and $790 in 1999       37,843               34,917
   Unbilled expenditures and fees on contracts in process                  17,150               18,609
   Inventories                                                              3,046                2,735
   Prepaid expenses and other current assets                                1,556                1,593
                                                                         --------             --------
    Total current assets                                                   60,123               60,121

   Net property, plant and equipment                                       13,745               15,067

                                                                         --------             --------
    Total assets                                                         $ 73,868             $ 75,188
                                                                         ========             ========

Liabilities and Stockholders' Equity
CURRENT LIABILITIES
   Notes payable                                                         $  4,696             $ 19,700
   Current portion of long term debt                                          500                    -
   Accounts payable                                                         8,880               11,641
   Accrued payroll and employee benefits                                   10,912                9,435
   Other accrued expenses                                                   6,357                7,840
   Current deferred income taxes                                            3,970                1,575
   Net liabilities of discontinued operations                                  32                  273
                                                                         --------             --------
    Total current liabilities                                              35,347               50,464
                                                                         --------             --------

   Deferred income taxes                                                      937                  919
   Long term debt                                                           9,375                    -

   Commitments and contingencies

Stockholders' Equity
   Preferred stock, par value, $.10 per share
    5,000,000 shares authorized, none issued                                    -                    -
   Common stock, par value, $.10 per share:
    Authorized - 30,000,000 shares
    Issued - 8,967,145 shares in 2000 and
     8,742,750 in 1999                                                        897                  874
    Treasury stock - 1,379,426 shares in 2000 and 1999                       (138)                (138)
   Capital in excess of par value                                          28,393               27,560
   Accumulated deficit                                                       (943)              (4,491)
                                                                         --------             --------
     Total stockholders' equity                                            28,209               23,805
                                                                         --------             --------
        Total liabilities and stockholders' equity                       $ 73,868             $ 75,188
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

                         DYNAMICS RESEARCH CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands of dollars except share data)
                                  (unaudited)

                                                           Three                 Three
                                                       Months Ended           Months Ended
                                                    September 30, 2000     September 30, 1999
                                                    ------------------     ------------------
Contract revenue                                      $   41,643             $   41,394
Product sales                                              6,733                  6,847
                                                      ----------             ----------
    Total revenue                                         48,376                 48,241

Costs and expenses
   Cost of contract revenue                               37,429                 38,538
   Cost of goods                                           4,690                  5,662
   Selling, engineering and administrative expenses        3,556                  4,241
                                                      ----------             ----------
    Total operating costs and expenses                    45,675                 48,441
                                                      ----------             ----------
Operating income (loss)                                    2,701                   (200)

Interest expense, net                                        417                    591
                                                      ----------             ----------
Income (loss) from operations before provision
   (benefit) for income taxes                              2,284                   (791)

Provision (benefit) for income taxes                         934                   (189)
                                                      ----------             ----------
Net income (loss)                                     $    1,350             $     (602)
                                                      ==========             ==========


Earnings (loss) per share
-------------------------
   Net income (loss) per common share - basic         $     0.18             $    (0.08)

   Net income (loss) per common share - diluted       $     0.17             $    (0.08)

   Weighted average shares outstanding
   -----------------------------------
   Weighted average shares outstanding - basic         7,578,859              7,357,179
   Dilutive effect of options                            270,900                      -
                                                      ----------             ----------
   Weighted average shares outstanding - diluted       7,849,759              7,357,179
                                                      ==========             ==========

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                         DYNAMICS RESEARCH CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands of dollars except share data)
                                  (unaudited)

                                                          Nine                    Nine
                                                      Months Ended            Months Ended
                                                   September 30, 2000      September 30, 1999
                                                   ------------------      ------------------
Contract revenue                                      $  130,245              $  123,126
Product sales                                             20,361                  20,474
                                                      ----------              ----------
    Total revenue                                        150,606                 143,600

Costs and expenses
   Cost of contract revenue                              116,889                 121,820
   Cost of goods                                          14,689                  16,447
   Selling, engineering and administrative expenses       11,834                  12,515
                                                      ----------              ----------
    Total operating costs and expenses                   143,412                 150,782
                                                      ----------              ----------
Operating income (loss)                                    7,194                  (7,182)

Interest expense, net                                      1,533                   1,668
                                                      ----------              ----------
Income (loss) from continuing operations
 before provision (benefit) for income taxes               5,661                  (8,850)

Provision (benefit) for income taxes                       2,319                  (3,355)
                                                      ----------              ----------
Income (loss) from continuing operations                   3,342                  (5,495)

Gain from discontinued operations, net of tax                206                   1,362
                                                      ----------              ----------
Net income (loss)                                     $    3,548              $   (4,133)
                                                      ==========              ==========

Earnings (loss) per share
-------------------------
   Per common share - basic
    Income (loss) from continuing operations          $     0.44              $    (0.75)
    Gain from discontinued operations                       0.03                    0.19
                                                      ----------              ----------
    Net income (loss)                                 $     0.47              $    (0.56)
                                                      ==========              ==========

   Per common share - diluted
    Income (loss)  from continuing operations         $     0.43              $    (0.75)
    Gain from discontinued operations                       0.03                    0.19
                                                      ----------              ----------
    Net income (loss)                                 $     0.46              $    (0.56)
                                                      ==========              ==========

   Weighted average shares outstanding
   -----------------------------------
   Weighted average shares outstanding - basic         7,523,033               7,359,706
   Dilutive effect of options                            268,030                       -
                                                      ----------              ----------
   Weighted average shares outstanding - diluted       7,791,063               7,359,706
                                                      ==========              ==========

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                         DYNAMICS RESEARCH CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands of dollars)
                                  (unaudited)

                                                                    Nine                  Nine
                                                                Months Ended          Months Ended
                                                             September 30, 2000    September 30, 1999
                                                             ------------------    ------------------
Cash provided by (used for) operations:
   Net income (loss)                                               $ 3,548             $ (4,133)
   Adjustments to reconcile net income (loss) to cash
    provided by (used for) operating activities:
   Gain from discontinued operations                                  (206)              (1,362)
   Non-cash stock compensation expense                                 114                  116
   Provision for impairment of investment in Empresa, Inc.               -                1,424
   Depreciation and amortization                                     2,921                4,721
   Deferred income taxes                                             2,413               (4,285)
                                                                   -------             --------
                                                                     8,790               (3,519)
                                                                   -------             --------
Cash provided by (used for) working capital:
   Accounts receivable, net                                         (2,926)              (5,937)
   Unbilled expenditures and fees on contracts in process            1,459                6,188
   Inventories                                                        (311)                 228
   Prepaid expenses and other current assets                            37                 (310)
   Accounts payable                                                 (2,761)               3,895
   Accrued payroll and employee benefits                             1,477                1,970
   Other accrued expenses                                           (1,483)               6,413
                                                                   -------             --------
                                                                    (4,508)              12,447
                                                                   -------             --------

   Net cash provided by continuing operations                        4,282                8,928
   Net cash used for discontinued operations                           (35)                (104)
                                                                   -------             --------
   Cash provided by operating activities                             4,247                8,824
                                                                   -------             --------
Cash used for investing activities:
   Additions to property, plant and equipment related to
    continuing operations                                           (1,599)              (2,267)
   Additions to property, plant and equipment related to
    discontinued operations                                              -                  (17)
   Investment in Empresa, Inc.                                           -                 (682)
                                                                   -------             --------
   Net cash used for investing activities:                          (1,599)              (2,966)
                                                                   -------             --------
Cash provided by (used for) financing activities:
   Net borrowings under revolving credit agreement                   4,696                3,500
   Repayment of working capital agreement                          (19,700)                   -
   Proceeds from mortgage agreements                                17,500                    -
   Repayment of interim mortgage                                    (7,500)                   -
   Principal payment under 10-year mortgage                           (125)                   -
   Proceeds from the exercise of stock options                         742                   14
   Purchase of treasury stock                                            -                  (59)
                                                                   -------             --------
   Net cash provided by (used for) financing activities             (4,387)               3,455
                                                                   -------             --------

   Net increase (decrease) in cash and cash equivalents             (1,739)               9,313
   Cash and cash equivalents at the beginning of the year            2,267                   97
                                                                   -------             --------
   Cash and cash equivalents at the end of the period              $   528             $  9,410
                                                                   =======             ========
Supplemental information
   Cash paid for interest                                          $ 1,785             $  1,838
   Cash paid for taxes                                             $   253             $    195

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

Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the registrant believes that the disclosures are adequate to make the information presented not misleading. The accompanying consolidated financial statements have not been audited by independent public accountants, but in the opinion of the management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the results of operations. The results of the three months and nine months ended September 30, 2000 may not be indicative of the results that may be expected for the fiscal year ended December 31, 2000.

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

Inventories
-----------

Inventories stated at the lower of cost or market (in thousands of dollars):
----------------------------------------------------------------------------

                                       September 30 , 2000    December 31, 1999
                                       -------------------    -----------------
Work in process                               $ 1,103              $   630
Raw materials and subassemblies                 1,943                2,105
                                              -------              -------
Total inventories                             $ 3,046              $ 2,735
                                              =======              =======

Property, Plant and Equipment
-----------------------------

Property, plant and equipment stated at cost  (in thousands of dollars):
------------------------------------------------------------------------

                                       September 30 , 2000    December 31, 1999
                                       -------------------    -----------------
Land                                          $ 1,126              $ 1,126
Building                                        7,774                7,774
Machinery and equipment                        43,615               42,016
Leasehold improvements                          2,548                2,548
                                              -------              -------
Total property, plant and equipment            55,063               53,464
Less accumulated depreciation and
     amortization                              41,318               38,397
                                              -------              -------
Net property, plant and equipment             $13,745              $15,067
                                              =======              =======


New Accounting Pronouncements
-----------------------------

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. As issued, SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999, with earlier application encouraged. In May 1999, the FASB delayed the effective date of SFAS No. 133 for one year to fiscal years beginning after June 15, 2000. The company does not expect the adoption of SFAS No. 133 to have a material impact on its financial position or results of operations.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. SAB No. 101 provides interpretative guidance on the recognition, presentation and disclosure of revenue. SAB No. 101 must be applied no later than the fourth quarter of 2000. The company is continually evaluating the impact of SAB No. 101, and currently, the implementation of SAB No. 101 does not have a material impact on the company's results of operations or financial position.

Earnings (Loss) Per Common Share
--------------------------------

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. For periods in which earnings are positive, diluted earnings per share is determined by giving effect to the exercise of stock options using the treasury stock method.

Due to their antidilutive effect, 62,800 and 82,800 stock options were excluded from the calculation of earnings per share in the third quarter and first nine months of 2000, respectively. During the third quarter and first nine months of 1999, all stock options were excluded due to their antidilutive effect.

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

The company passed a major milestone on this project in September 2000 when it began production pilot testing in two counties selected by the State. Production rollout of this tested release is scheduled to begin in the fourth quarter. It is now expected that the project will be completed in early 2001. While the company believes it has reasonably estimated and provided for the costs to complete the Colorado contract, there can be no assurances that actual costs on the project will not differ materially from current estimates.

Note 3. Restructuring
---------------------

In the fourth quarter of 1999, the company adopted a restructuring plan intended to reduce overhead costs and increase efficiencies. The company recorded a restructuring charge of $1.2 million to provide for severance and other exit costs for approximately 100 involuntarily terminated employees, of which $1.0 million was recorded as cost of contract revenue and the remainder as selling, engineering and administrative expense. During the first nine months of 2000, the company expended approximately $.7 million related to severance costs and outplacement services for 50 terminated employees. At September 30, 2000, the remaining restructuring reserve totaled $.5 million. It is presently expected that the restructuring plan will be completed by the end of the first quarter of 2001.

Note 4. Discontinued Operations
-------------------------------

In June 1999, the company completed the sale of its previously discontinued Telecommunications Fraud Control business for $1.7 million. The sale resulted in a favorable adjustment to the estimated loss on disposal of discontinued operations recorded in 1998. Accordingly, a pre-tax gain on disposal of discontinued operations of $2.2 million was recorded in the second quarter of 1999. The sale agreement also provided for royalties of up to $1.8 million over the three years following the sale. During the first nine months of 2000, the company received royalty income, which is shown as Gain from discontinued operations, net of tax on the Consolidated Statements of Operations.

In the third quarter of 2000, no charges were made against the reserve established at the date the plan of disposal was adopted. During the first nine months of 2000, $.2 million was charged against the reserve. There was no revenue from discontinued operations or operating loss of the business in the third quarter of 2000 or 1999. Revenue from discontinued operations and operating losses of the business were $.7 and $2.0 million, respectively, for the first nine months of 1999.

Revenue, costs, expenses, assets and liabilities and cash flows of the discontinued Telecommunications Fraud Control business have been excluded from the respective captions in the Consolidated Statements of Operations, Consolidated Balance Sheets and Consolidated Statements of Cash Flows and have been reported as Gain from discontinued operations, net of taxes, as Net liabilities of discontinued operations, and as Net cash used for discontinued operations for all periods presented. The results of discontinued operations do not reflect any interest expense or any allocation of corporate general and administrative expense.

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

On February 10, 2000, the company finalized a three year $20 million secured revolving credit agreement (the "Revolver") and a six-month $7.5 million interim mortgage loan (the "Interim Mortgage") on the company's real estate. Proceeds were used to pay off existing debt. The Revolver expires on February 10, 2003. The Revolver provides for borrowings of up to the lesser of $20 million or 80% of eligible accounts receivable. Interest on the outstanding balance of the Revolver and the Interim Mortgage Loan is at the prime rate and is payable monthly. The agreement includes a fee of 0.375% on the unused portion of the Revolver. Beginning in 2001, in the event that the company achieves certain financial milestones, the company may elect an interest rate of LIBOR plus 2%, and the fee on the unused Revolver will be reduced to 0.25%. At September 30, 2000, $15.3 million was available for the company to borrow and $4.7 million was outstanding under the Revolver. The interest rate on the Revolver was 9.5% on September 30, 2000.

On June 12, 2000, the company entered into a $10 million mortgage loan (the "Mortgage") on the company's real estate with a 10-year term. Proceeds from the loan were used to repay $7.5 million of interim mortgage financing that was obtained in February 2000, with the balance used to repay outstanding debt on the company's revolving credit agreement. Interest on the Mortgage accrues at the rate of LIBOR plus 2.5%. The agreement requires quarterly principal payments of $125,000 beginning on August 1, 2000, with a final payment of $5 million in June 2010. The interest rate on the Mortgage was 9.08% on September 30, 2000.

The Revolver is secured by all assets. The Mortgage loan is secured by the corporate office facility in Andover, Massachusetts. The company's revolver and mortgage agreements require the company to meet certain financial covenants including maintaining a minimum tangible net worth, cash flow and debt coverage ratios, as well as limit the company's ability to incur additional debt, to pay dividends, to purchase capital assets, to sell or dispose of assets, to make additional acquisitions or investments, or to enter into new leases, among other restrictions. The company was in compliance with all covenants on September 30, 2000.


Note 6.  Commitments and Contingencies
--------------------------------------

As a defense contractor, the company is subject to many levels of audit and review, including the Defense Contract Audit Agency (DCAA), the Inspector General, the Defense Criminal Investigative Service, the General Accounting Office, the Department of Justice and Congressional Committees. As a result of certain DCAA audit findings, the United States Government temporarily deferred a portion of its payments to the company. In July 2000, the company was notified that the government discontinued further deferral of payments. At September 30, 2000, $1.4 million remained in deferred accounts receivable. In October 2000, the government notified the company of a reduction of $.4 million in amounts deferred.

On October 26, 2000, the United States Attorney's Office announced the indictment of two former DRC employees for conspiracy to defraud the United States Air Force. Although the alleged events are historical, occurring between 1997 and January 2000, the government's investigation is ongoing. The United States Attorney's announcement describes transactions which were not recorded on DRC's books. The United States Attorney's Office has informed DRC that the company is not a target of the investigation and has expressed gratitude for the company's full and complete cooperation. The company does not know, at this time, what financial effects, if any, may result to DRC from these matters.


Note 7.  Segment Information
----------------------------
Identifiable assets by business segment include both assets directly identified with those operations and an allocable share of jointly used assets.

Financial information by business segment for the three months ended September 30, 2000 and September 30, 1999 (in thousands of dollars)
-------------------------------------------------------------------

                                                                                                         Identifiable
                                  Systems                                                                 Continuing
                                    And                        Metri-                                     Operations
                                  Services       Encoder      graphics           Other    Corporate          Total
                              ---------------------------------------------------------------------------------------
September 30, 2000
Net sales (1)                    $ 41,643       $ 4,074       $ 2,659          $     -      $     -         $ 48,376
Operating income                 $  1,515       $   203       $   983          $     -      $     -         $  2,701
Identifiable assets at
September 30, 2000               $ 55,307       $ 5,925       $ 3,257          $     -      $ 9,379         $ 73,868

September 30, 1999
Net sales (1)                    $ 41,394       $ 3,168       $ 3,679          $     -      $     -         $ 48,241
Operating income (loss)          $   (842)      $  (309)      $ 1,128          $     -      $  (177)        $   (200)
Identifiable assets at
September 30, 1999               $ 66,197       $ 5,681       $ 2,914          $     -      $18,936         $ 93,728


Financial information by business segment for the nine months ended September 30, 2000 and September 30, 1999 (in thousands of dollars)
-------------------------------------------------------------------

                                                                                                         Identifiable
                                  Systems                                                                 Continuing
                                    And                        Metri-                                     Operations
                                  Services       Encoder      graphics           Other    Corporate          Total
                              ---------------------------------------------------------------------------------------
September 30, 2000
Net sales (1)                    $130,245       $13,409       $ 6,952          $     -      $     -         $150,606
Operating income                 $  4,130       $ 1,106       $ 1,958          $     -      $     -         $  7,194
Identifiable assets at
September 30, 2000               $ 55,307       $ 5,925       $ 3,257          $     -      $ 9,379         $ 73,868

September 30, 1999
Net sales (1)                    $123,126       $ 9,760       $10,714          $     -      $     -         $143,600
Operating income (loss)          $ (8,578)      $  (597)      $ 3,594          $(1,424)     $  (177)        $ (7,182)
Identifiable assets at
September 30, 1999               $ 66,197       $ 5,681       $ 2,914          $     -      $18,936         $ 93,728

(1) Net sales and operating profit are presented after the elimination of intersegment transactions, which are not material.

During the third quarter of 2000 and 1999, revenue from Department of Defense
(DoD) customers represented 74.0% and 69.7% of total revenue from continuing operations, respectively, and 72.7% and 64.4 % for the first nine months of 2000 and 1999, respectively. Revenue earned from one significant DoD contract represented 17.6% and 18.0% of total revenue from continuing operations in the third quarter of 2000 and 1999, respectively, and 15.2% and 12.4% of total revenue from continuing operations in the first nine months of 2000 and 1999, respectively.

Note 8. Investment in Empresa, Inc.
-----------------------------------

On December 23, 1998, the company made an investment in Empresa, Inc. ("Empresa"), a privately held company based in Cambridge, Massachusetts, engaged in electronic commerce services. The company contributed a perpetual license to the VisualMagic(R) software development environment, the assets of the VisualMagic segment and cash. The cash contributions were made in December 1998, February 1999 and May 1999. In the second quarter of 1999, the company wrote off its investment in Empresa due to uncertainties of the early stage business resulting in an impairment charge of $1.4 million. Subsequently, Empresa ceased operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Total revenue was $48.4 million in the third quarter of 2000 up slightly from $48.2 million in the third quarter of 1999. For the first nine months of 2000, total revenue increased 4.9%, or $7.0 million, to $150.6 million compared with $143.6 million for the same period last year.

Contract revenue for the Systems and Services segment was $41.6 million for the three months ended September 30, 2000 essentially flat compared with $41.4 million in the same period last year. For the first nine months of 2000, contract revenue for the Systems and Services Division increased 5.8% to $130.2 million. Revenue growth for the nine-month period of 2000 was aided by an unusual $4 million purchase and re-sale of equipment to a major customer in the second quarter of the year. A decline in state services revenue, primarily due to a decline in information technology contracts, was more than offset by increases in service revenue from contracts at Wright Patterson and Hanscom Air Force Bases.

Product sales decreased slightly to $6.7 million and $20.4 million in the third quarter and first nine months of 2000, respectively, compared with the same period last year. A decline in Metrigraphics revenue was offset by an increase in Encoder Division sales.

As expected, Metrigraphics Division sales decreased in the third quarter and first nine months of 2000 by $1.0 million and $3.8 million, respectively, compared to the third quarter and first nine months of 1999, due primarily to lower sales of electroformed inkjet printer nozzle plates to a key customer. The trend of lower sales to this key customer is expected to continue in the fourth quarter of 2000 and in the year 2001. As sales to this customer have declined in the second and third quarters of 2000, sales to other new customers have been increasing and have exceeded sales to this key customer.

Encoder Division sales increased 28.6% to $4.1 million in the third quarter of
2000 from $3.2 million for the same period in 1999.   For the first nine months
of 2000, sales increased by $3.6 million, or 37.4%, compared with the same period of 1999. Sales of automotive products increased in excess of 100% for the third quarter and first nine months of 2000 compared with the same periods last year. This trend is not expected to continue in the fourth quarter of 2000.

Total gross margin was $6.3 million and $4.0 million in the third quarter of 2000 and 1999, respectively, representing 12.9% and 8.4% of total revenue for the same periods, respectively. In the first nine months of 2000 and 1999, total gross margin was $19.0 million and $5.3 million, respectively, representing 12.6% and 3.7% of total revenue for the same periods. The increase in the 2000 gross margin primarily resulted from an $11.0 million loss provision recorded in the second quarter of 1999 on a fixed-price software development contract with the Colorado Department of Human Services. The company passed a major milestone on this project in September 2000 when it began production pilot testing in two counties selected by the State. Production rollout of this tested release is scheduled to begin in the fourth quarter. It is now expected that the project will be completed in early 2001. While the company believes it has reasonably estimated and provided for the costs to complete the Colorado contract, there can be no assurances that actual costs on the project will not differ materially from current estimates.

Gross margin on contract revenue was $4.2 million and $2.9 million for the third quarter of 2000 and 1999, respectively, representing 10.1% and 6.9% of contract revenue for the third quarter of 2000 and 1999, respectively. For the first nine months of 2000 and 1999, gross margin on contract revenue was $13.4 million and $1.3 million, respectively, representing 10.3% and 1.1% of contract revenue for the first nine months of 2000 and 1999, respectively.
As noted above, gross margin on contract revenue was affected by the loss provision recorded in the second quarter of 1999.

In the third quarter of 2000 and 1999, gross margin on product sales was $2.0 million and $1.2 million, respectively, representing 30.3% and 17.3% of product sales for the third quarter of 2000 and 1999, respectively. For the nine months ended September 30, 2000 and 1999, gross margin on product sales was $5.7 million and $4.0 million, respectively, representing 27.9% and 19.7% of product sales for the first nine months of 2000 and 1999, respectively. For both the third quarter and the nine-month period ended September 30, 2000, the margin benefits of volume increases in the Encoder Division more than offset the somewhat negative impacts of lower Metrigraphics revenue.

Selling, engineering and administrative expenses (S,E&A) were down 16.2% to $3.6 million in the third quarter of 2000 compared with the same period last year. For the first nine months of 2000, S,E&A was down 5.4% to $11.8 million. The decrease in S,E&A expenses was due to reductions in depreciation, research and development, and marketing expenses and other overhead costs.

In the second quarter of 1999, the company recorded an impairment charge of $1.4 million to write-off its investment in Empresa, Inc., as discussed in
Note 8 of Notes to the Consolidated Financial Statements

In the third quarter and first nine months of 2000, net interest expense was $.4 million and $1.5 million, respectively, compared with $.6 million and $1.7 million in the third quarter and first nine months of 1999, respectively.

Income tax expense was $.9 million in the third quarter of 2000 compared with an income tax benefit of $.2 million in the same period last year. For the nine-month period ended September 30, 2000, income tax expense was $2.3 million, compared with an income tax benefit of $3.4 million for the same period last year. The income tax benefit for 1999 primarily resulted from the $11.0 million contract loss provision recorded in the second quarter of 1999.

In June 1999, the company completed the sale of its previously discontinued Telecommunications Fraud Control business for $1.7 million. The sale resulted in a favorable adjustment to the estimated loss on disposal of discontinued operations recorded in 1998. Accordingly, a pre-tax gain on disposal of discontinued operations of $2.2 million was recorded in the second quarter of 1999. The sale agreement also provided for royalties of up to $1.8 million over the three years following the sale. During the first nine months of 2000, the company received royalty income, which is shown as Gain from discontinued operations, net of tax on the Consolidated Statements of Operations.

In the fourth quarter of 1999, the company adopted a restructuring plan intended to reduce overhead costs and increase efficiencies. The company recorded a restructuring charge of $1.2 million to provide for severance and other exit costs for approximately 100 involuntarily terminated employees, of which $1.0 million was recorded as cost of contract revenue and the remainder as selling, engineering and administrative expense. During the first nine months of 2000, the company expended approximately $.7 million related to severance costs and outplacement services for 50 terminated employees. At September 30, 2000, the remaining restructuring reserve totaled $.5 million. It is presently expected that the restructuring plan will be completed by the end of the first quarter of 2001.

The company's total employment at September 30, 2000 was 1,507, down from 1,613 at December 31, 1999.

The company's backlog of unfilled orders was $97.1 million at September 30, 2000, up from $92.6 million at September 30, 1999.


Liquidity and Capital Resources

Cash generated from continuing operations in the first nine months of 2000 was $4.3 million resulting from positive cash earnings, decreased unbilled expenditures and fees on contracts in progress, and increased deferred income taxes and accrued payroll and employee benefits, partially offset by decreased accounts payable and increased accounts receivable. Cash provided by continuing operations in the first nine months of 1999 was $8.9 million attributable to decreased unbilled expenditures and fees on contracts in progress, increased other accrued expenses including loss provisions, accounts payable, and accrued payroll and employee benefits, partially offset by an operating loss and increased accounts receivable.

Cash used for investing activities was $1.6 million and $3.0 million in the first nine months of 2000 and 1999, respectively, primarily related to the purchase of property, plant and equipment for continuing operations. In addition, in the first nine months of 1999, the company invested $.7 million in Empresa, Inc.

Cash used for financing activities in the first nine months of 2000 was $4.4 million, primarily due the repayment of debt. For the first nine months of 1999, cash generated from financing activities was $3.5 million.

On February 10, 2000, the company finalized a three year $20 million secured revolving credit agreement (the "Revolver") and a six-month $7.5 million interim mortgage loan (the "Interim Mortgage") on the company's real estate. Proceeds were used to pay off existing debt. The Revolver expires on February 10, 2003. The Revolver provides for borrowings of up to the lesser of $20 million or 80% of eligible accounts receivable. Interest on the outstanding balance of the Revolver and the Interim Mortgage Loan is at the prime rate and is payable monthly. The agreement includes a fee of 0.375% on the unused portion of the Revolver. Beginning in 2001, in the event that the company achieves certain financial milestones, the company may elect an interest rate of LIBOR plus 2%, and the fee on the unused Revolver will be reduced to 0.25%. At September 30, 2000, $15.3 million was available for the company to borrow and $4.7 million was outstanding under the Revolver. The interest rate on the Revolver was 9.5% on September 30, 2000.

On June 12, 2000, the company entered into a $10 million mortgage loan (the "Mortgage") on the company's real estate with a 10-year term. Proceeds from the loan were used to repay $7.5 million of interim mortgage financing that was obtained in February 2000, with the balance used to repay outstanding debt on the company's revolving credit agreement. Interest on the Mortgage accrues at the rate of LIBOR plus 2.5%. The agreement requires quarterly principal payments of $125,000 beginning on August 1, 2000, with a final payment of $5 million in June, 2010. The interest rate on the Mortgage was 9.08 % on September 30, 2000.

The Revolver is secured by all assets. The Mortgage loan is secured by the corporate office facility in Andover, Massachusetts. The company's revolver and mortgage agreements require the company to meet certain financial covenants including maintaining a minimum tangible net worth, cash flow and debt coverage ratios, as well as limit the company's ability to incur additional debt, to pay dividends, to purchase capital assets, to sell or dispose of assets, to make additional acquisitions or investments, or to enter into new leases, among other restrictions. The company was in compliance with all covenants on September 30, 2000.

In the first nine months of 2000, the company realized $.7 million in proceeds from the exercise of stock options.

On October 26, 2000, the United States Attorney's Office announced the indictment of two former DRC employees for conspiracy to defraud the United States Air Force. Although the alleged events are historical, occurring between 1997 and January 2000, the government's investigation is ongoing. The United States Attorney's announcement describes transactions which were not recorded on DRC's books. The United States Attorney's Office has informed DRC that the company is not a target of the investigation and has expressed gratitude for the company's full and complete cooperation. The company does not know, at this time, what financial effects, if any, may result to DRC from these matters.

The company's expected cash flows for the year 2000 and beyond are subject to certain trends, events and uncertainties. The company's requirements for additional property, plant and equipment for the last quarter of the year are expected to meet or somewhat exceed the level of expenditures in the third quarter of the year.

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



              DYNAMICS RESEARCH CORPORATION
                                    (Registrant)



Date: November 13, 2000 By:    /s/David Keleher
                               --------------------------
                               David Keleher
                               Vice President of Finance,
                               Chief Financial Officer