Form 10-K
period 2000-12-31
DYNAMICS RESEARCH CORP
filed 2001-03-22
CIK 30822

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

          [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

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
                                              ---    ---

                                  (Continued)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [ ]

As of February 13, 2001, the aggregate market value of Common Stock held by nonaffiliates of the Registrant was $62,712,531.75 and the number of shares of Common Stock, $.10 par value, of the Registrant outstanding was 7,601,519.

                      Documents Incorporated By Reference

Portions of the Registrant's Proxy Statement for the 2001 Annual Meeting of Shareholders are incorporated by reference in Part III.

The Exhibit Index is on pages 50 and 51.

                         DYNAMICS RESEARCH CORPORATION
                                   Form 10-K
                  For the Fiscal Year Ended December 31, 2000

                                                                            Page
Part I

        Item  1.  Business                                                    4

              2.  Properties                                                  9

              3.  Legal Proceedings                                          10

              4.  Submission of Matters to a Vote of Security Holders        10

              4A. Executive Officers of the Registrant                       11

Part II
              5.  Market for Registrant's Common Equity and
                   Related Stockholder Matters                               12

              6.  Selected Financial Data                                    13

              7.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                       14

              8.  Financial Statements and Supplementary Data                21

              9.  Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure                       46

Part III
              10. Directors and Executive Officers of the Registrant         46

              11. Executive Compensation                                     46

              12. Security Ownership of Certain Beneficial Owners
                   and Management                                            46

              13. Certain Relationships and Related Transactions             46

Part IV
              14. Exhibits, Financial Statement Schedules,
                   and Reports on Form 8-K                                   47

                                      PART I

Item 1. Business
----------------

Dynamics Research Corporation ("DRC" or the "company") was incorporated in 1955 under the laws of the Commonwealth of Massachusetts. The company is an innovative solutions provider, partnering with customers to apply proven processes and technologies. The company delivers engineering, logistics and information technology services and precision manufactured products that enhance the performance and cost effectiveness of its customers' mission critical systems. The company's Systems and Services segment represented 86% of revenue from continuing operations for the year ended December 31, 2000. Precision manufactured products, which includes the Encoder and Metrigraphics business segments, represented 14% of 2000 revenue from continuing operations.

Systems and Services Segment

The company provides systems analysis, integration and software design and development services. The Systems and Services segment's information technology offerings also include installation, systems operation, and maintenance.
Systems built by the company are used for aircraft maintenance and parts tracking, supply chain management, training requirements, and for managing state government health and human services commitments.

The company's major Department of Defense (the "DoD") information systems programs are often referred to as logistics information systems. These systems manage data related to inventory requirements and control, maintenance and repair, warranty analysis, supply, and distribution of numerous products and parts.

For more than forty years, the company has provided services to the United States Navy Strategic Systems Program office in three areas. First, the company develops and maintains performance, reliability, and logistics databases for the inertial guidance instruments housed in missile guidance systems and submarine inertial guidance systems. These databases track detailed information on thousands of component parts comprising the systems. In connection with these databases, the company has successfully integrated customer workflow and database activity information with Internet technology. Second, the company provides independent analysis and monitoring of submarine-based, inertial guidance systems and electronic modules. The company designs, constructs, installs and supports test equipment used in the United States Navy Trident program. Third, the company is involved in the design of a closed-loop system used in the field of parameter control in semiconductor manufacture. This process is being developed together with other companies under the auspices of the United States Navy in the San Diego, California, Space and Naval Warfare Systems Center. The company performs computer-aided, semiconductor circuit analysis for its Navy customer as well as commercial companies.

The DRC-developed Weapon Systems Management Information System (the "WSMIS") assesses the "health" and capability of the United States Air Force weapon systems to meet wartime objectives. The company had served as the overall functional integrator of WSMIS and the developer of most WSMIS modules. The company currently provides WSMIS operational and software development support under a subcontract to the current WSMIS prime integrator. As a decision-support tool for assessing the impacts of logistics status on potential wartime capabilities, WSMIS computes inventory requirements, purchasing needs and logistics capability assessments for complex, high-priced aircraft spare parts necessary to meet aircraft availability requirements.

A major component of the company's DoD business consists of a wide variety of engineering, technical assistance and management support services performed under various indefinite order, indefinite quantity contracts. Work performed under these contracts is generally done on a time and materials basis utilizing a wide range of the company's technical and management skills to plan, analyze, design, test, support, train, maintain and dispose of a variety of complex systems. Systems include radar, missile, aircraft, information, logistics and munitions.

The company provides support at all stages of a system's life cycle. In response to emerging requirements, the company helps its federal government customers define, develop and initiate new programs. The company also helps customers obtain program approval, conduct strategic planning and evaluate proposals from private contractors. After prime contract awards, the company helps monitor contractor activities, evaluate progress and measure performance against program requirements. Products and services include computer-based training, systems integration and business process improvement/reengineering. Under a variety of contracts, the company supports the United States Air Force at bases such as Hanscom Air Force Base, Scott Air Force Base, Langley Air Force Base, Maxwell Air Force Base, Gunter Annex, Peterson Air Force Base, and Eglin Air Force Base.

The company provides engineering services to the Electronics Systems Center (the "ESC"). Under the Information Technology Support Program, the company provides acquisition management, systems engineering, systems integration, test and evaluation and computer based training to ESC's System Program Offices and Product Acquisition Directorates.

The company provides engineering, logistics, and software support on programs such as the B-1B, the B-2, the B-52, the KC-135 and the E-3A aircraft repair, maintenance, and upgrade programs. From its origin at the Oklahoma City Air Logistics Center (the "ALC"), DRC has expanded its task orders to include work at other ALC's located at Warner Robins, Georgia and Ogden, Utah. Additional tasking has centered on providing support to Air Force reengineering and business process improvement initiatives at these ALC's. The company was awarded a prime contract for the Design Engineering Support Program at the Ogden ALC.

The company has installed, integrated and is providing operational support for a suite of software satisfying the unique requirements of the United States Air Force's landing gear maintenance, repair and overhaul operations at Hill Air Force Base in Ogden, Utah.

DRC provides programmatic consulting, engineering and logistics management to the Army Materiel Command and Army executive officers for acquisition of major weapon systems. DRC engineers analyze and review airframe, avionics, aeromechanics and propulsion issues associated with preparing electronic technical manuals for Fixed Wing Aircraft and the Army's Special Operations Aviation Regiment. Additionally, the company supports other United States Army activities with acquisition logistics, systems engineering and other related program management services at the Tank-Automotive Command and Communications-Electronics Command from its office in Huntsville, Alabama.

Combining its expertise in weapon system acquisition processes with its expertise in systems analysis, design, training and simulation and human factors, the company performs human-systems integration and force analysis. DRC is the developer of the training system requirements analysis (the "TSRA") tools, a suite of software which helps instructional designers perform the initial phases of the instructional systems development process. The TSRA tools have been developed with the Naval Air Warfare Center Training Systems Division and are widely used throughout the DoD by government and contractor organizations.

As a subcontractor to Lockheed Martin, the company is supporting the United States Army's Warfighter Simulation 2000, a simulation system supporting the training of commanders and staff under a wide variety of battlefield scenarios. The company's services include providing knowledge acquisition, software and human factors engineering, database development and manpower staffing reduction analysis.

DRC provides analytical support and develops automated tools for the Defense Modeling and Simulation Office. DRC is developing Extensive Markup Language based applications as part of a research and development effort for the Defense Advanced Research Projects Agency.

The company is a subcontractor to Raytheon Company on the United States Air Force National Air and Space Model. The company develops conceptual models and collects data on mission space objects and processes.

In October 2000, the company was awarded a United States Army contract to develop air crew training programs. The crew coordination training to be developed under this contract will provide Army aircrews with the knowledge, skills and attitudes to increase mission effectiveness, while decreasing the errors that lead to accidents. The company has also developed a teamwork training program, called MedTeams, that is designed to improve teamwork and reduce errors in emergency medicine. This program has been instituted in military and civilian hospitals in the United States.

Also in October 2000, the company was awarded a five-year multimillion dollar subcontract to provide engineering and information services to the United States Naval Aviation Systems Command Logistics Competency (the "NAVAIR"). DRC is the primary subcontractor to Lockheed Martin Systems Integration-Owego in assisting NAVAIR in the modernization of naval aviation logistics information management systems.

The company provides systems design, development, implementation and support services to state health and human services departments. These services primarily are in support of child welfare requirements, but can also include child enforcement, temporary assistance, medicaid and financial benefits management, among many programs. The company has implemented a distributed computer-based statewide automated child welfare information system (the "SACWIS") for the states of New Hampshire and Colorado. Under support contracts, DRC provides additional functional and technical services for the SACWIS systems as well as other information technology services. The company also installed and maintains the Ohio state-wide computer network infrastructure for the Support Enforcement, Tracking Systems and Ohio Works First Programs.

The company continues to provide the United States Department of Treasury with information technology services for the Internal Revenue Service (the "IRS") and other Treasury departments. During 1998 and 1999 the company's work for the IRS focused on year 2000 procedures. In 2000, the company focused on full life cycle development of the Compliance Research Information Service. In July 2000, the company signed a five-year contract with the IRS to provide technical and management services in four task areas: telecommunications, information services, organizational management and operational support.

Precision Manufactured Products

The company's precision manufacturing group consists of two business divisions, Encoder and Metrigraphics.

The Encoder Division designs, manufactures and markets a line of optical encoders that convert analog motion and position information into digital signals used in a wide variety of industrial products and systems, including machine tools, robotics, engine fuel-control systems, packaging equipment and factory automation equipment. Optical encoders are essential elements of today's electronically-controlled systems and equipment.

The Metrigraphics Division's expertise centers on photolithography, thin film deposition of metals and dielectrics, and electroforming. Metrigraphics' superior ability to design and manufacture components and maintain critical tolerances is an important driver for a wide range of high-technology applications. The company currently applies these technologies in four distinct applications: 1) inkjet printer cartridge nozzle plates and hard drive test devices; 2) medical applications for microflex circuits used in angioplasty and for blood testing; 3) electrical test devices for application in flexible interposers and 3-D microstructures; and 4) devices used in the manufacture of fiber optic system components requiring precision alignment and 3-D microstructures.

Sales and Marketing

Contracts with defense, state and other government agency customers are obtained by marketing and technical personnel employed by the company. The company's other products are sold by sales personnel employed by the company and outside sales representatives.

Government Contracts

During 2000, the company's revenue from contracts with the DoD, either as prime contractor or subcontractor, accounted for approximately 74% of the company's total revenue. The company's contracts with the United States Government are generally subject to termination at the convenience of the United States Government. However, the company would be reimbursed for its allowable costs to the time of termination and would be paid a proportionate amount of the stipulated profit attributable to the work actually performed. Although United States Government contracts may extend for several years, they are generally funded on an annual basis and are subject to reduction or cancellation in the event of changes in United States Government requirements or budgetary concerns. If the United States Government curtails expenditures for research, development and consulting activities, such curtailment might have an adverse impact on the company's revenue and earnings.

The company's revenue from contracts with four different states accounted for approximately 8% of 2000 revenue. Revenue under various contracts with the State of Ohio accounted for approximately 5% of 2000 revenue. The company's state contracts are generally either fixed-price or time and material. In certain instances, funding for these contracts is subject to annual state legislative approval.

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

Backlog

At December 31, 2000, the company's funded backlog was approximately $89.8 million compared with $83.5 million at December 31, 1999. The company expects that substantially all of its backlog at December 31, 2000 will be filled during the year ending December 31, 2001. The company has a number of multi-year contracts with agencies of the United States and state governments on which actual funding generally occurs on an annual basis. A portion of its funded backlog is based on annual purchase contracts, and the amount of funded backlog as of any date can be affected by the timing of order receipts and deliveries thereunder.

Competition

The company competes with both domestic and foreign firms, including larger diversified companies and smaller specialized firms. The United States Government's own in-house capabilities are also, in effect, competitors because various agencies perform certain types of services which might otherwise be performed by the company. The principal competitive factors for systems and services are price, performance, technical competence and reliability. In the commercial businesses, the company competes with other manufacturers of encoders, electroform vendors and suppliers of precision measurement scales. The principal competitive factors affecting the precision components manufacturing businesses are price, product quality and custom engineering to meet customers' system requirements.

Research and Development

The company expended approximately $0.2 million, inclusive of overhead and other indirect costs, on new product and service development during the year ended December 31, 2000, as compared to expenditures of $1.5 million during 1999 and $2.7 million during 1998.

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

Employees

At December 31, 2000, the company had 1,504 employees.

Proprietary Information

Patents, trademarks and copyrights are not materially important to the business of the company. The United States Government has certain proprietary rights in processes and data developed by the company in its performance of government contracts.


Item 2.  Properties
-------------------

The company leases offices and other facilities, totaling approximately 481,000 square feet, which are utilized for its federal and state government services, manufacturing and warehousing operations as well as its marketing and engineering offices. The company has manufacturing and office space in Wilmington, Massachusetts under three leases totaling 113,000 square feet, expiring in 2005, with options to the year 2010. The remaining leased facilities consist of offices in 32 locations across the United States. The company owns a 135,000 square foot facility in Andover, Massachusetts which serves as its corporate headquarters.

The company's total rental cost for 2000 was $3.8 million.

The company believes its properties are adequate for its present needs.

Item 3.  Legal Proceedings
--------------------------

The company is not a party to any material litigation.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Item 4A.  Executive Officers of the Registrant
----------------------------------------------

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

Name                                  Position                       Age
----                                  --------                       ---
John S. Anderegg, Jr.            Chairman, Director                   77

James P. Regan           President, Chief Executive Officer,          60
                                      Director

Richard A. Covel         Vice President and General Counsel           54

David Keleher                    Vice President and                   51
                              Chief Financial Officer

John L. Wilkinson                Vice President and                   61
                          General Manager, Human Resources


Messrs. Anderegg and Wilkinson have served in their respective positions for more than five years.

Mr. Regan joined the company in 1999 as President, Chief Executive Officer and Director. Prior to that, he was President and Chief Executive Officer of CVSI, Inc. from 1997 to October 1999 and served as Senior Vice President of Litton PRC from 1992 to 1996.

Mr. Covel joined the company as Vice President and General Counsel in December 2000. Prior to that, he was General Counsel, Patent Counsel and Clerk at Foster-Miller, Inc. from 1985-2000.

Mr. Keleher joined the company as Vice President and Chief Financial Officer in January 2000. Prior to that, he was employed by Raytheon Company as Group Controller for the Commercial Electronics Division in 1999 and Assistant Corporate Controller in 1998. Prior to that, he served in several senior management positions in corporate finance and operations at Digital Equipment Corporation from 1981 to 1997.

                                    PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------

The common stock of the company is traded on the NASDAQ National Market under the symbol DRCO.

The high and low prices for the quarters in 2000 and 1999 are listed below.

                            2000                              1999
                     High          Low                 High          Low
--------------------------------------------------------------------------------
First quarter        $8.38         $6.94               $7.19         $2.88
Second quarter        8.63          7.00                6.63          4.25
Third quarter         8.53          6.75                6.25          3.50
Fourth quarter        9.25          7.13                9.50          3.94

As of December 31, 2000 there were 787 holders of record of the company's common stock.

In September 1984, the Board of Directors indicated its intention not to declare cash dividends to preserve cash for the future growth and development of the company. The company did not declare any cash dividends between 1984 and 2000 and does not anticipate doing so for the foreseeable future.

The Annual Meeting of the stockholders of Dynamics Research Corporation will be held at 1:30 p.m. on Tuesday, April 24, 2001 on the 33rd Floor of the State Street Bank and Trust Building, 225 Franklin Street, Boston, Massachusetts.

Item 6.  Selected Financial Data
--------------------------------

Five Year Summary of Selected Financial Information
---------------------------------------------------

                                                     2000          1999           1998          1997          1996
------------------------------------------------------------------------------------------------------------------
(in thousands of dollars, except share, per share and employee data)
Revenue                                        $  200,175    $  191,621     $  182,344    $  156,733    $  129,997
Operating income (loss)                             9,203       (11,378)         2,459         7,807         4,283
Income (loss) from continuing operations            4,353        (8,888)           491         5,177         2,311
Net income (loss)                                   4,559        (7,526)        (5,971)        4,129         1,729
Income (loss) from continuing operations
  per common share - basic                            .57         (1.21)           .07           .69           .31
Income (loss) from continuing operations
  per common share - diluted                          .56         (1.21)           .06           .66           .30
Net income (loss) per common share - basic            .60         (1.02)          (.80)          .55           .23
Net income (loss) per common share - diluted          .59         (1.02)          (.77)          .53           .22

Total assets                                       78,702        75,188         88,067        77,629        70,950
Total debt                                         15,534        19,700         26,800        10,000        12,101
Stockholders' equity                               29,289        23,805         31,246        39,147        35,239
Return on invested capital                          12.0%       (13.8)%           2.4%         10.6%          6.2%
Stockholders' equity per share                       3.85          3.23           4.24          5.19          4.69
Return on stockholders' equity                      15.6%       (31.6)%        (19.1)%         10.6%          4.9%

Backlog                                            89,843        83,549        105,427       110,001        73,200
Cash flow from operations                           4,735        10,985        (11,406)        7,980         1,035
Research and development expense                      150         1,478          2,739         1,249         2,189
Capital expenditures                                3,120         2,702          3,171         5,104         9,266
Depreciation and amortization                       3,746         6,060          6,219         5,240         4,910

Number of shares outstanding at end of year     7,601,519     7,363,324      7,369,190     7,546,646     7,515,630
Number of employees                                 1,504         1,613          1,557         1,455         1,349

See Management's Discussion and Analysis of Financial Condition and Results of Operations for discussion of unusual items.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Results of Operations
---------------------

For the years ended December 31,                                    2000         1999        1998
-------------------------------------------------------------------------------------------------
(expressed as a percentage of total revenue)
Contract revenue                                                   86.3%        86.0%       84.6%
Product sales                                                      13.7%        14.0%       15.4%
Total revenue                                                     100.0%       100.0%      100.0%

Gross margin on contract revenue*                                   9.5%         0.3%        8.9%
Gross margin on product sales*                                     30.3%        20.8%       21.3%
Total gross margin                                                 12.4%         3.2%       10.8%
Selling, engineering and administrative expenses                    7.8%         9.1%        9.4%

Operating income (loss)                                             4.6%       (5.9)%        1.4%
Interest expense, net                                               0.9%         1.2%        0.9%
Income (loss) from continuing operations before provision
  (benefit) for income taxes                                        3.7%       (7.1)%        0.5%
-------------------------------------------------------------------------------------------------

* These amounts represent a percentage of contract revenue and product sales, respectively.

Overview

Dynamics Research Corporation (the "company") has an outstanding 46-year legacy of customer satisfaction, strong information technology and logistics management skills--expertise that is in high demand in defense, civil and commercial markets. But, most of all, the company's potential derives from its highly skilled and dedicated employees.

The 2000 results are the result of the teamwork, focus and hard work of the company's employees. Returning to profitability, while instituting a stable capital structure, was the primary objective for 2000. The company achieved this goal, recording record revenue and earnings in 2000.

Highlights for the year included:

o  Developing and beginning implementation of a five-year strategic plan
o  Organizationally aligning the company to achieve its strategic objectives
o Launching employee-centered initiatives, including an enterprise-wide human resources planning system and an employee stock purchase plan
o Reaching the highest levels of revenue and net income in the company's 46-year history

o  Achieving profitability across all business segments
o  Generating $4.7 million in cash flow from operations
o  Strengthening the balance sheet, reducing debt by 21%
o  Winning $206 million in new and repeat orders
o  Receiving ISO 9001 certification for the Encoder Division
o Successfully completing pilot implementation of the State of Colorado child welfare system, followed by the commencement of statewide rollout shortly after the end of the year

Revenue

Total revenue from continuing operations was $200.2 million, $191.6 million and $182.3 million for 2000, 1999 and 1998, respectively, representing increases of 4.5% and 5.1% in 2000 and 1999, respectively.

Contract revenue in the Systems and Services segment was $172.8 million in 2000 compared with $164.8 million in 1999 and $154.3 million in 1998, representing an increase of 4.9% and 6.8% in 2000 and 1999, respectively. An increase in revenue for 2000 of nearly $13 million from systems engineering, logistics and systems support work, primarily for the United States Air Force, offset an expected decline in revenue from state and local projects. State and local revenue was $16 million in 2000. Revenue growth in 2000 was aided by an unusual $4.1 million purchase and resale of equipment to a major customer in the second quarter of the year. The increase in Systems and Services segment revenue in 1999 compared with the prior year was primarily due to growth in the company's field offices, logistics and material acquisition services to the United States Air Force and Army, partially offset by a decrease in the company's state health and human services contracts.

Product sales increased 2.0% in 2000 compared with 1999. Encoder Division sales of $17.6 million in 2000 were up 34% over 1999. Increased demand from automotive and other customers was supported by strong economic conditions throughout 2000. As expected, Metrigraphics Division sales decreased in 2000 by $3.5 million primarily due to lower sales of inkjet printer cartridge nozzle plates to the Metrigraphics Division's largest customer. The decline resulted from the planned phase out of ink jet printer cartridge products which use the nozzle plates supplied by the company. With this eventuality in mind, the company has focused on generating Metrigraphics revenue from other customers. In 2000, Metrigraphics sales to other customers represented more than 50% of its sales.

Recent softening in the manufacturing sector of the United States economy presents a risk and uncertainty to the continuation of favorable Encoder Division results in 2001 and, to a lesser extent, to the Metrigraphics Division.

Product sales decreased 4.1% in 1999 compared with 1998, principally due to a $3.6 million, or 21.5%, decline in Encoder Division sales related to a reduction in sales of a custom encoder to an automotive customer. The decrease in Encoder Division sales was partially offset by a $2.5 million, or 22.2% increase, in Metrigraphics Division revenue related to increased sales of electroformed components.

Gross Margin

Total gross margin was $24.8 million, $6.1 million and $19.7 million for 2000, 1999 and 1998, respectively, representing 12.4%, 3.2% and 10.8% of total revenue for 2000, 1999 and 1998, respectively.

Gross margin on contract revenue was $16.4 million, $0.5 million and $13.7 million for 2000, 1999 and 1998, respectively, representing 9.5%, 0.3% and 8.9% of contract revenue for 2000, 1999 and 1998, respectively. The increase in the 2000 gross margin resulted primarily from the absence in the 2000 results of two unusual charges to cost of sales which were included in the Systems and Services segment results for 1999: an $11.9 million loss provision on the company's contract with the State of Colorado and a restructuring severance provision of $1.0 million. Other factors contributing to improvement in gross margin included: improved bidding and pricing practices, higher direct labor utilization and curtailment in the level of discretionary overhead expenses. Also in 1999, the company recorded charges of $2.2 million to provide for estimated contract losses on two other fixed-price software development contracts, and $1.8 million and $1.7 million in the fourth quarter of 1999 and 1998, respectively, for other unrecoverable contract costs. In the fourth quarter of 1998, the company recorded a $2.6 million loss provision related to the Colorado contract in the results of the Systems and Services segment.

While, during 2000, completion of the project was extended about six months, the company passed a major milestone on the Colorado project in January 2001 when the Colorado Department of Human Services approved the completion of pilot testing and commencement of rollout of the first release of a new child welfare information and management system. This milestone will be followed by the completion of the rest of the project in the first half of 2001, including an additional three releases of increased functionality. While the company believes it has reasonably estimated and provided for the costs to complete the Colorado contract, there can be no assurances that actual costs on the project will not differ materially from current estimates.

Subsequent to the end of the year, the company agreed to sell the assets of its Tactical Communications Group for $0.3 million and transfer related employees. The group develops and sells communications software for defense applications. In 2000, the group recorded revenues of $2.3 million and an after tax loss of $0.9 million. In anticipation of the sale, the company recorded in the fourth quarter of 2000, in cost of contract revenue, a $0.4 million impairment provision on the assets of the group. The gain or loss upon closing of the transaction, planned for early in the second quarter of 2001, is expected to be immaterial.


In 2000, 1999 and 1998, gross margin on product sales was $8.3 million, $5.6 million and $6.0 million, respectively, representing 30.3%, 20.8% and 21.3% of product sales in 2000, 1999 and 1998, respectively. In 2000, the gross margin benefits of volume and price increases in Encoder Division sales and a favorable shift in the Metrigraphics product mix toward higher gross margin products more than offset the somewhat negative impact of lower Metrigraphics revenue. The decrease in 1999 compared with the prior year was principally due to lower Encoder Division revenue allocated over constant fixed costs, partially offset by higher revenue and margin in the Metrigraphics Division.

Other Operating Items

Selling, engineering, and administrative expenses (S,E&A) of $15.6 million in 2000 were down $1.9 million from 1999. Absent from the 2000 S,E&A expenses were the write-off of the company's $1.4 million investment in Empresa, Inc. (see
Note 12) in the second quarter of 1999 and $0.2 million of restructuring charges described below. Research and development expense declined from $2.7 million in 1998, to $1.5 million in 1999 and $0.2 million in 2000 primarily as a result of discontinuing new software product development projects and focusing the company on existing core businesses.

S,E&A expenses were flat in 1999 compared with 1998, as the write-off of Empresa, Inc. and the restructuring provision were offset by the research and development expense decline noted above.

Net interest expense was $1.8 million, $2.3 million and $1.6 million in 2000, 1999 and 1998, respectively. The decrease in 2000 compared with 1999 and the increase in 1999 compared with 1998 were due to higher average debt levels in 1999, compared with 2000 and 1998 (see Note 7).

Income tax expense or benefit has been recorded at rates of 41%, 35% and 42% of income or loss from continuing operations before taxes in 2000, 1999 and 1998, respectively. The 2000 rate reflects the statutory federal rate of 34% combined with an average state income tax rate, net of federal income tax benefit, of 7%. The 1999 tax benefit is net of a $0.4 million provision for an unrecoverable capital loss carryforward related to the write off of the Empresa investment (see Note 5).

In June 1999, the company completed the sale of its previously discontinued Telecommunications Fraud Control business for $1.7 million plus royalties. The sale resulted in a 1999 favorable pre-tax adjustment of $2.2 million to the estimated pre-tax loss on disposal of discontinued operations of $4.1 million, recorded in the fourth quarter of 1998. The company recognized $0.2 million of royalty income in 2000 and may benefit modestly from future royalty payments over a three-year period, up to a cap of $0.9 million, net of taxes. These receipts will be recorded as income from discontinued operations, after deducting taxes, when received.

In the fourth quarter of 1999, the company adopted a restructuring plan intended to reduce overhead costs and increase efficiencies. The company recorded a restructuring charge of $1.2 million to provide for severance and other exit costs for approximately 100 involuntarily terminated employees, of which $1.0 million was recorded as cost of contract revenue and the remainder as selling, engineering and administrative expense. Approximately half the charge was related to Massachusetts operations. The remainder of the charge related to a number of other locations. The plan involved reducing personnel in certain operating units, the consolidation and realignment of certain functions, and the evaluation of strategic alternatives for certain operations. The affected employees were primarily employed in an indirect capacity or in service lines that the company does not intend to pursue in the future. As of December 31, 1999, no costs had been charged against the accrued liability.

During 2000, the company expended approximately $0.9 million related to severance costs and outplacement services for 58 employees. During the fourth quarter of 2000, the company determined that $0.1 million of reserves related to a specific business were no longer necessary, and these reserves were reversed against the cost of contract revenue. The remaining restructuring reserve of $0.2 million at December 31, 2000 will be expended during the first half of 2001, primarily on continuation pay for employees who had left the company prior to December 31, 2000.

The company's funded backlog was $89.8 million, $83.5 million and $105.4 million at December 31, 2000, 1999 and 1998, respectively. A portion of the company's backlog is based on annual purchase contracts. The amount of backlog as of any date may be affected by the timing of order receipts and associated deliveries.

Liquidity and Capital Resources

On February 10, 2000, the company finalized a three-year $20 million secured revolving credit agreement (the "Revolver") and a six-month $7.5 million interim mortgage loan (the "Interim Mortgage") on the company's real estate. Proceeds were used to pay off existing debt. The Revolver expires on February 10, 2003. The Revolver provides for borrowings of up to the lesser of $20 million or 80% of eligible accounts receivable, as defined. At December 31, 2000, $5.8 million was outstanding under the Revolver and the company had $11.7 million of unused credit line available. Interest on the outstanding balance of the Revolver and the Interim Mortgage is the prime rate and is payable monthly. The interest rate on the Revolver was 9.5% on December 31, 2000. The agreement includes a fee of 0.375% on the unused portion of the Revolver. Commencing in February 2001, the company has the option to elect an interest rate of LIBOR plus 2% or the prime rate, and the fee on the unused Revolver is reduced to 0.25%.

On June 12, 2000, the company entered into a $10 million mortgage loan (the "Mortgage") on the company's real estate with a 10-year term. Proceeds from the loan were used to repay the Interim Mortgage, with the balance used to repay outstanding debt on the Revolver. Interest on the Mortgage accrues at the rate of LIBOR plus 2.5%. The agreement requires quarterly principal payments of $125,000 beginning on August 1, 2000, with a final payment of $5 million in June, 2010. The interest rate on the Mortgage was 9.2% on December 31, 2000.

The Revolver is secured by all assets. The Mortgage is secured by the corporate office facility in Andover, Massachusetts. The Revolver and Mortgage require the company to meet certain financial covenants including maintaining a minimum tangible net worth, cash flow and debt coverage ratios, as well as limit the company's ability to incur additional debt, to pay dividends, to purchase capital assets, to sell or dispose of assets, to make additional acquisitions or investments, or to enter into new leases, among other restrictions. The company was in compliance with all covenants on December 31, 2000.

Cash provided by operating activities of $4.7 million in 2000 primarily resulted from net income, a decrease in accounts receivable and an increase in the deferred tax provision partially offset by an increase in unbilled expenditures and fees on contracts in process and prepaid expenses. The increase in prepaid expenses was primarily due to $2.6 million of refundable federal income taxes, most of which was received in the first quarter of 2001. Refundable federal income taxes were $0.9 million at December 31, 1999. Cash provided by operating activities of $11.0 million in 1999 primarily resulted from a significant reduction in unbilled expenditures and fees on contracts in process. Cash used by operating activities of $11.4 million in 1998 was primarily the result of a $16.0 million increase in accounts receivables.

Days sales outstanding ("DSO") on total receivables, both billed and unbilled, were 110 days at the end of 2000, compared with 105 days at the end of 1999. Increased unbilled costs and fees associated with fixed price contracts accounted for the increase in total DSO. Delays in customer invoice approval in December 2000, related to holidays and vacations, caused a $3.1 million increase in the unbilled balance which, otherwise, would have been classified as accounts receivable.

Inventories of $3.2 million at December 31, 2000 were up from $2.7 million at the end of 1999. Most of the inventory is related to the Encoder business. With a 34% increase in Encoder revenue over the course of the year, inventories have increased at a somewhat slower rate of 17%.

Capital spending for property, plant and equipment was $3.1 million, $2.7 million and $2.9 million in 2000, 1999, and 1998, respectively. The major capital project for the company in 2000 was the development of an enterprise human resource management system, which was put into service in January, 2001.

In 2000, the company realized $0.8 million in proceeds from the exercise of stock options. In 1999 and 1998, $28,000 and $0.3 million, respectively, were realized from the exercise of stock options.

The company's prospective cash flows are subject to certain trends, events and uncertainties, including demands for capital to support growth, economic conditions, government payment practices and contractual matters. The company's capital expenditures are expected to be in the range of $7 million to $8 million in 2001, primarily for technology advancements, infrastructure improvements and capacity expansion in support of growth and operational performance enhancement.

As a defense contractor, the company is subject to many levels of audit and review, including the Defense Contract Audit Agency (DCAA), the Inspector General, the Defense Criminal Investigative Service, the General Accounting Office, the Department of Justice and Congressional Committees. As a result of certain DCAA audit findings in January 2000, the United States Government temporarily deferred a portion of its payments to the company. At December 31, 2000, $1.0 million in payments were deferred, $0.8 million of which was paid in early 2001. Both related to and unrelated to its defense industry involvement, the company is, from time to time, involved in audits, lawsuits, claims, administrative proceedings and investigations, and accrues for liabilities associated with these activities, if any, for which the company considers it probable that future expenditures will be made and for which such expenditures can be reasonably estimated. In management's opinion, the outcome from such audits and other matters discussed above is not expected to have a material adverse effect on the company's financial position or results of operations.

On October 26, 2000, the United States Attorney's Office announced the indictment of two former company employees for conspiracy to defraud the United States Air Force. Although the alleged events are historical, occurring between 1997 and January 2000, the government's investigation is ongoing. The United States Attorney's Office has informed the company that it is not a target of the investigation. Separately, the United States Attorney's Office is investigating certain company activity and billing transactions from prior years. The company does not know, at this time, what financial effects, if any, may result to the company from these matters.

The company's need for, cost of, and access to funds are dependent on future operating results, as well as conditions external to the company. The company believes that its current assets, cash flows from operations and available lines of credit are sufficient to support its normal operations and capital requirements for the foreseeable future.

Impact of Inflation and Changing Prices

Overall, inflation has not had a material impact on the company's operations. Additionally, the terms of Defense contracts, which accounted for approximately 74% of revenue in 2000, are generally one year and include salary increase factors for future years, thus reducing the potential impact of inflation on the company.

Forward-Looking Information

Safe harbor statements under the Private Securities Litigation Reform Act of 1995: Some statements contained or implied in this annual report which are not historical fact such as financial forecasts contain forward-looking information. These statements may be identified by forward-looking words such as "expect," "look," "believe," "anticipate," "may," "will" and other forward-looking terminology. Such statements are subject to risks and uncertainties that could cause actual results to differ materially, including uncertainties regarding contractual requirements, actions by customers and actual costs to complete; federal budget matters; government contracting risks, competitive market conditions; customer requirements, schedules and related funding; technological change; uncertainty of future financing; overall economic factors; ability to successfully complete and integrate acquisitions and other matters. These factors are discussed in more detail in Exhibit 99 of this report. The company assumes no obligation to update any forward-looking information.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

The following consolidated financial statements of the company and its subsidiaries are included herein as indicated below:

                                                                            Page
Consolidated Balance Sheets at
  December 31, 2000 and 1999..............................................  22

Consolidated Statements of Operations for the years ended
  December 31, 2000, 1999 and 1998........................................  23

Consolidated Statements of Stockholders' Equity for the years ended
  December 31, 2000, 1999 and 1998........................................  24

Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998........................................  25

Schedule II - Valuation and Qualifying Accounts for the years ended
  December 31, 2000, 1999 and 1998........................................  49

Consolidated Balance Sheets

December 31,                                                                           2000                           1999
---------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars, except share and per share data)
Assets
Current assets
   Cash and cash equivalents                                                       $    527                       $  2,267
   Receivables, net of allowances of $1,096 in 2000 and $790 in 1999                 31,967                         34,917
   Unbilled expenditures and fees on contracts in process                            24,633                         18,609
   Inventories                                                                        3,208                          2,735
   Prepaid expenses and other current assets                                          3,926                          1,593
                                                                                  ----------                     ---------
    Total current assets                                                             64,261                         60,121

   Net property, plant and equipment                                                 14,441                         15,067
                                                                                  ----------                     ----------
    Total assets                                                                   $ 78,702                       $ 75,188
                                                                                  ==========                     ==========

Liabilities and Stockholders' Equity
Current liabilities
   Notes payable                                                                    $ 5,784                       $ 19,700
   Current portion of long term debt                                                    500                              -
   Accounts payable                                                                  12,843                         11,641
   Accrued payroll and employee benefits                                              9,901                          9,435
   Other accrued expenses                                                             5,711                          7,840
   Current deferred income taxes                                                      4,575                          1,575
   Net liabilities of discontinued operations                                             -                            273
                                                                                  ----------                     ----------
    Total current liabilities                                                        39,314                         50,464

Long term debt                                                                        9,250                              -
Deferred income taxes                                                                   849                            919

Commitments and contingencies

Stockholders' Equity
   Preferred stock, par value, $.10 per share
    5,000,000 shares authorized, none issued                                              -                              -
   Common stock, par value, $.10 per share:
    Authorized - 30,000,000 shares
    Issued - 8,980,945 shares in 2000 and
     8,742,750 in 1999                                                                  898                            874
    Treasury stock - 1,379,426 shares in 2000 and 1999                                 (138)                          (138)
   Capital in excess of par value                                                    28,461                         27,560
   Retained earnings (accumulated deficit)                                               68                         (4,491)
                                                                                  ----------                     ----------
     Total stockholders' equity                                                      29,289                         23,805
                                                                                  ----------                     ----------

        Total liabilities and stockholders' equity                                 $ 78,702                       $ 75,188
                                                                                  ==========                     ==========

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations


For the years ended December 31,                                                   2000               1999             1998
----------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars, except share and per share data)
Revenue

   Contract revenue                                                          $  172,774         $  164,766       $  154,336
   Product sales                                                                 27,401             26,855           28,008
                                                                             -----------        -----------      -----------
    Total revenue                                                               200,175            191,621          182,344

Costs and expenses
   Cost of contract revenue                                                     156,327            164,278          140,653
   Cost of product sales                                                         19,087             21,257           22,029
   Selling, engineering and administrative expenses                              15,558             17,464           17,203
                                                                             -----------        -----------      -----------
    Total operating costs and expenses                                          190,972            202,999          179,885

Operating income (loss)                                                           9,203            (11,378)           2,459

Interest expense, net                                                             1,842              2,255            1,612
                                                                             -----------        -----------      -----------

Income (loss) from continuing operations before provision
   (benefit) for income taxes                                                     7,361            (13,633)             847

Provision (benefit) for income taxes                                              3,008             (4,745)             356
                                                                             -----------        -----------      -----------

Income (loss) from continuing operations                                          4,353             (8,888)             491

Gain (loss) from discontinued operations, net of
   tax benefit of  $1,989 in 1998                                                     -                  -           (3,890)

Gain (loss) on disposal of discontinued operations, net of tax expense
   of $143 in 2000, $835 in 1999 and tax benefit of $1,576 in 1998                  206              1,362           (2,572)
                                                                             -----------        -----------      -----------

Gain (loss) from discontinued operations                                            206              1,362           (6,462)

                                                                             -----------        -----------      -----------
Net income (loss)                                                            $    4,559         $   (7,526)      $   (5,971)
                                                                             ===========        ===========      ===========

Earnings (loss) per share

   Per common share - basic
    Income (loss) from continuing operations                                 $      .57         $    (1.21)      $      .07
    Gain (loss) from discontinued operations                                        .03                .19             (.87)
                                                                             -----------        -----------      -----------
    Net income (loss)                                                        $      .60         $    (1.02)      $     (.80)
                                                                             ===========        ===========      ===========

   Per common share - diluted
    Income (loss) from continuing operations                                 $      .56         $    (1.21)      $      .06
    Gain (loss) from discontinued operations                                        .03                .19             (.83)
                                                                             -----------        -----------      -----------
    Net income (loss)                                                        $      .59         $    (1.02)      $     (.77)
                                                                             ===========        ===========      ===========

Weighted average shares outstanding

   Weighted average shares outstanding - basic                                7,541,376          7,360,548        7,501,604
   Dilutive effect of options                                                   151,780                  -          269,711
                                                                             -----------        -----------      -----------
   Weighted average shares outstanding - diluted                              7,693,156          7,360,548        7,771,315
                                                                             ===========        ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders' Equity

                                                                 Common Stock                                      Retained
                                                   -------------------------------------------    Capital in       Earnings
                                                       Issued                 Treasury Stock      Excess of    (Accumulated
For the three years ended December 31, 2000        Shares   Par Value      Shares    Par Value    Par Value        Deficit)   Total
------------------------------------------------------------------------------------------------------------------------------------
(in thousands)
Balance at December 31, 1997                       7,366     $ 737         (1,078)    $ (108)     $ 14,506      $ 24,012   $ 39,147

Year 1998
Stock options exercised                              103        10              -          -           581             -        591
Treasury stock purchased                               -         -           (286)       (28)       (2,489)            -     (2,517)
20% Stock dividend                                 1,264       126              -          -        14,876       (15,006)        (4)
Net loss                                               -         -              -          -             -        (5,971)    (5,971)
------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998                       8,733       873         (1,364)      (136)       27,474         3,035     31,246

Year 1999
Stock options exercised                               10         1              -          -            27             -         28
Treasury stock purchased                               -         -            (15)        (2)          (57)            -        (59)
Stock option compensation expense                      -         -              -          -           116             -        116
Net loss                                               -         -              -          -             -        (7,526)    (7,526)
------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1999                       8,743       874         (1,379)      (138)       27,560        (4,491)    23,805

Year 2000
Stock options exercised                              223        22              -          -           789             -        811
Stock compensation expense                            15         2              -          -           112             -        114
Net income                                             -         -              -          -             -         4,559      4,559
------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2000                       8,981     $ 898         (1,379)    $ (138)     $ 28,461       $    68   $ 29,289
====================================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

For the years ended December 31,                                          2000                    1999                     1998
--------------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)
Cash Provided By (Used For) Operations
   Net income (loss)                                                   $ 4,559                $ (7,526)                $ (5,971)
   Adjustments to reconcile net income (loss) to net cash
    provided by (used for) operating activities:
   (Gain) loss from discontinued operations                               (206)                 (1,362)                   6,462
   Non-cash stock compensation expense                                     114                     116                        -
   Provision for impairment of investment in Empresa, Inc.                   -                   1,424                        -
   Depreciation and amortization                                         3,746                   6,060                    6,219
   Deferred income tax provision                                         2,930                  (5,043)                  (1,347)
                                                                      ---------              ----------                ---------
                                                                        11,143                  (6,331)                   5,363

Cash Provided By (Used For) Working Capital
   Receivables                                                           2,950                  (1,901)                 (15,916)
   Unbilled expenditures and fees on contracts in process               (6,024)                 13,560                      128
   Inventories                                                            (473)                    (88)                     730
   Prepaid expenses and other current assets                            (2,333)                   (626)                   1,568
   Accounts payable                                                      1,202                   1,341                    1,945
   Accrued payroll and employee benefits                                   466                   1,653                     (199)
   Other accrued expenses                                               (2,129)                  5,210                   (1,810)
                                                                      ---------              ----------                ---------
                                                                        (6,341)                 19,149                  (13,554)

   Net cash provided by (used for) continuing operations                 4,802                  12,818                   (8,191)
   Net cash used for discontinued operations                               (67)                 (1,833)                  (3,215)
                                                                      ---------              ----------                ---------
   Net cash provided by (used for) operating activities                  4,735                  10,985                  (11,406)

Cash Used For Investing Activities
   Additions to property, plant and equipment related to
    continuing operations                                               (3,120)                 (2,702)                  (2,874)
   Additions to property, plant and equipment related to
    discontinued operations                                                  -                       -                     (297)
   Investments and acquisitions                                              -                    (682)                    (742)
   Proceeds from the sale of discontinued operations                         -                   1,700                        -
                                                                      ---------              ----------                ---------
   Net cash used for investing activities                               (3,120)                 (1,684)                  (3,913)

Cash Provided By (Used For) Financing Activities
   Net borrowings (repayments) under revolving credit agreement          5,784                  (7,100)                  16,800
   Repayment of working capital agreement                              (19,700)                      -                        -
   Proceeds from mortgage agreements                                    17,500                       -                        -
   Repayment of interim mortgage                                        (7,500)                      -                        -
   Principal payment under 10-year mortgage                               (250)                      -                        -
   Proceeds from the exercise of stock options                             811                      28                      346
   Purchase of treasury stock                                                -                     (59)                  (2,272)
                                                                      ---------              ----------                ---------
   Net cash provided by (used for) financing activities                 (3,355)                 (7,131)                  14,874

   Net increase (decrease) in cash and cash equivalents                 (1,740)                  2,170                     (445)
   Cash and cash equivalents at the beginning of the year                2,267                      97                      542
                                                                      ---------              ----------                ---------
   Cash and cash equivalents at the end of the year                    $   527                 $ 2,267                  $    97
                                                                      =========              ==========                =========

Supplemental Information
   Cash paid for interest                                              $ 2,055                 $ 2,451                  $ 1,640
   Cash paid for taxes                                                 $ 2,893                 $   199                  $   150
   Cashless options exercised                                          $     -                 $     -                  $   245

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1.  Significant Accounting Policies

Nature of Business

Dynamics Research Corporation (the "company") is an innovative solutions provider, partnering with customers to apply proven processes and technology. The company delivers engineering, logistics and information technology services and precision manufactured products that enhance the performance and cost effectiveness of its customers' mission critical systems.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to current year presentation.

Risks, Uncertainties and Use of Estimates

The company is subject to certain business risks specific to the industries in which it operates, including estimates of costs to complete contract obligations, changes in government policies and procedures, government contracting issues and risks associated with technological development. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

The company provides services under fixed-price, cost-reimbursement, time and material, and level of effort contracts. The company follows generally accepted contract accounting principles in accordance with AICPA Statement of Position 81-1. Revenue under cost-reimbursement and fixed-price contracts is recognized as costs are incurred and include applicable fees in the proportion that costs incurred bear to total estimated costs. When a loss is indicated on any contract in process, provision for the total estimated loss is made at that time. For time and material and level of effort types of contracts, revenue is recorded as the costs are incurred.

Unbilled expenditures and fees on contracts in process represent the recoverable amounts of contract revenue under contracts in process which were not billable at the balance sheet date. Such amounts generally become billable upon completion of a specific phase of the contract, negotiation of contract modifications, completion of government audit or upon acceptance by the government. Costs related to certain contracts, including applicable indirect costs, are subject to audit by the United States Government. Revenue from such contracts has been recorded at amounts expected to be realized upon final settlement.

Revenue from sales of precision products and associated warranty costs are generally recognized at the time of shipment.

Income Taxes

The company accounts for income taxes using the liability method. Under the liability method, deferred taxes are determined based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates. The deferred tax provision represents the change in the deferred tax asset or liability balance.

Cash and Cash Equivalents

The company considers all cash investments with original maturities of three months or less to be cash equivalents.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, and consist of materials, labor and overhead. There are no amounts in inventories relating to contracts having production cycles longer than one year.

December 31,                                 2000         1999
--------------------------------------------------------------
(in thousands of dollars)
Work in process                            $  726       $  630
Raw materials and subassemblies             2,482        2,105
--------------------------------------------------------------
                                           $3,208       $2,735
--------------------------------------------------------------

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation and amortization are provided in amounts sufficient to amortize the cost of such assets over their estimated useful lives, 3 to 8 years for equipment and 31 years for the building, using principally the straight-line method. Leasehold improvements are amortized over the remaining term of the lease or the life of the related asset, whichever is shorter.

December 31,                                 2000         1999
--------------------------------------------------------------
(in thousands of dollars)
Land                                      $ 1,126      $ 1,126
Building                                    7,774        7,774
Machinery and equipment                    45,133       42,016
Leasehold improvements                      2,551        2,548
--------------------------------------------------------------
Total property, plant and
  equipment, at cost                       56,584       53,464
Less accumulated depreciation
  and amortization                         42,143       38,397
--------------------------------------------------------------
Net property, plant and equipment         $14,441      $15,067
--------------------------------------------------------------

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, unbilled expenditures and fees on contracts in process, and accounts payable approximate fair value because of the short-term nature of these instruments. The fair value of debt approximates carrying value as the debt bears interest at a variable market rate.

Stock-Based Compensation

The company adopted the disclosure alternative under Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation, which requires the presentation of the pro forma effects on earnings (loss) and earnings (loss) per share as if stock-based compensation had been recognized, as well as the disclosure of certain other information.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133 (as amended by SFAS No. 137 and SFAS No. 138) will be effective January 1, 2001. Management believes that the adoption of SFAS No. 133 will not have a material impact on the company's financial position or results of operations, because it currently has no derivative instruments or hedging activities.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. SAB No. 101 provides interpretative guidance on the recognition, presentation and disclosure of revenue. The company completed its review of the guidance provided in SAB No. 101 in the fourth quarter of 2000 and concluded that there was no material impact on the company's revenue recognition policies and practices.

Earnings (Loss) Per Common Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. For years in which earnings from continuing operations are positive, diluted earnings per share is determined by giving effect to the exercise of stock options using the treasury stock method.

Due to their antidilutive effect, 437,500 and 58,800 stock options were excluded from the calculation of earnings per share in 2000 and 1998, respectively. In 1999, because the company reported a net loss from continuing operations, 911,185 outstanding stock options were excluded from the weighted average number of shares outstanding.

2.  Contracts in Process and Contract Loss Provisions

In 1997, the company entered into a fixed-price software development contract with the Colorado Department of Human Services. This contract encountered difficulties, and as a result, the company recorded losses, including an $11.9 million charge in 1999. The losses are included in the results of operations of the Systems and Services segment as a charge to cost of contract revenue. The company has continued to update its estimate of project cost and recorded, as necessary, changes in estimates during each reporting period in 2000. While, during 2000, completion of the project was extended about six months, a major milestone was passed in January 2001 when the Colorado Department of Human Services approved the completion of pilot testing and commencement of rollout of the first release of a new child welfare information and management system. This milestone will be followed by the completion of the rest of the project in the first half of 2001, including an additional three releases of increased functionality. While the company believes it has reasonably estimated and provided for the costs to complete the Colorado contract, there can be no assurances that actual costs on the project will not differ materially from current estimates.

In 2000, the company incurred losses on communications software development projects described in Note 13. In 1999, the company recorded charges of $2.2 million to provide for estimated contract losses on two other fixed-price software development contracts and $1.8 million in 1999 and $1.7 million in 1998 for other unrecoverable contract costs. These charges are reflected in the results of the Systems and Services segment as a charge to cost of contract revenue.

Unbilled expenditures and fees on contracts in process with the United States Government were $16.6 million and $16.4 million at December 31, 2000 and 1999, respectively. Receivables under United States Government contracts were $17.7 million and $19.7 million at December 31, 2000 and 1999, respectively.

3.  Restructuring

In the fourth quarter of 1999, the company adopted a restructuring plan intended to reduce overhead costs and increase efficiencies. The company recorded a restructuring charge of $1.2 million to provide for severance and other exit costs for approximately 100 involuntarily terminated employees, of which $1.0 million was recorded as cost of contract revenue and the remainder as selling, engineering and administrative expense. Approximately half the charge is related to Massachusetts operations. The remainder of the charge relates to a number of other locations. The plan involved reducing personnel in certain operating units, the consolidation and realignment of certain functions, and the evaluation of strategic alternatives for certain operations. The affected employees were primarily employed in an indirect capacity or in service lines that the company does not intend to pursue in the future. As of December 31, 1999, no costs had been charged against accrued liability.

During 2000, the company expended approximately $0.9 million related to severance costs and outplacement services for 58 employees. During the fourth quarter of 2000, the company determined that $0.1 million of reserves related to a specific business were no longer necessary, and these reserves were reversed against cost of contract revenue. The remaining restructuring reserve of $0.2 million at December 31, 2000 will be expended during the first half of 2001, primarily on continuation pay for employees who had left the company prior to December 31, 2000.

4.  Discontinued Operations

In June 1999, the company completed the sale of its previously discontinued Telecommunications Fraud Control business for $1.7 million plus royalties. The sale resulted in a 1999 favorable pre-tax adjustment of $2.2 million to the estimated pre-tax loss on disposal of discontinued operations of $4.1 million, recorded in the fourth quarter of 1998. The company recognized $0.2 million of royalty income in 2000 and may benefit modestly from future royalty payments over a three-year period, up to a cap of $0.9 million, net of taxes. These receipts will be recorded as income from discontinued operations, after deducting taxes, when received.

The consolidated financial statements of the company have been restated to reflect the discontinuation of the Telecommunications Fraud Control business. Accordingly, the revenue, costs, expenses, assets, liabilities and cash flows of the business have been excluded from the respective captions in the Consolidated Statements of Operations, Consolidated Balance Sheets and Consolidated Statements of Cash Flows and have been reported as Gain (loss) from discontinued operations, net of income taxes, as Net liabilities of discontinued operations, and as Net cash used for discontinued operations for all periods presented. The results of discontinued operations do not reflect any interest expense or any allocation of corporate general and administrative expense. There was no revenue from discontinued operations or operating loss of the business during 2000 other than royalty income discussed above. Revenue for the Telecommunications Fraud Control business for the years ended December 31, 1999 and 1998 was $0.7 million and $2.8 million, respectively. Pre-tax net operating losses of the business were $2.4 million and $5.9 million for the years ended December 31, 1999 and 1998, respectively. The results for 1999 were charged to the accrual established at the date the plan of disposal was adopted.

5. Income Taxes

The components of the provision (benefit) for federal and state income taxes from continuing operations are as follows:

For the years ended December 31,                 2000           1999       1998
--------------------------------------------------------------------------------
(in thousands of dollars)
Currently payable
  Federal                                      $   68        $    75    $ 1,301
  State                                            10            223        402
--------------------------------------------------------------------------------
                                                   78            298      1,703
Deferred
  Federal                                       2,296         (3,584)    (1,073)
  State                                           634         (1,459)      (274)
--------------------------------------------------------------------------------
                                                2,930         (5,043)    (1,347)
--------------------------------------------------------------------------------
Total provision (benefit)                      $3,008        $(4,745)   $   356
--------------------------------------------------------------------------------

The major items contributing to the difference between the statutory United States federal income tax rate of 34% and the company's effective tax rate are as follows:

For the years ended December 31,                 2000           1999       1998
-------------------------------------------------------------------------------
(in thousands of dollars)
Provision (benefit) on income (loss)
  from continuing operations at
  statutory rate                               $2,503        $(4,635)      $288
State income taxes, net of federal
  tax benefit                                     425           (810)        50
Increase in valuation allowance                     -            449          -
Other, net                                         80            251         18
-------------------------------------------------------------------------------
Provision (benefit) for income taxes           $3,008        $(4,745)      $356
-------------------------------------------------------------------------------

During 1999, the company recorded a tax valuation allowance related to a capital loss from the sale of its investment in Empresa, Inc., discussed further in Note
12. The company currently has no expectation that it will meet the requirements necessary to deduct this loss for federal income tax purposes. Accordingly, the company has recorded a valuation allowance for the full amount of the potential tax benefit associated with the loss.

At December 31, 2000, the company had federal net operating loss carryforwards of approximately $0.4 million available to offset future taxable income. These carryforwards expire through 2020 and are subject to review and possible adjustment by the Internal Revenue Service. The United States Tax Reform Act of 1986 contains provisions that may limit the net operating loss carryforwards available to be used in any given year under certain circumstances, including significant changes in ownership interests.

In 1999, the company utilized $4.2 million of federal net operating loss carryforwards to reduce 1999 federal taxable income. Also in 1999, the company filed returns to carry back $3.2 million of prior year federal net operating losses for federal income tax purposes, resulting in refundable income taxes of $0.9 million which were included in prepaid expenses and other current assets on the Consolidated Balance Sheet.

The tax effects of significant temporary differences that comprise deferred tax assets and liabilities are as follows:

December 31,                                        2000          1999
-----------------------------------------------------------------------
(in thousands of dollars)

Unbilled costs and fees and deferred
  contract revenue, net                         $(10,510)     $ (7,148)
Accrued expenses                                   4,112         4,240
Receivables reserves                                 439           317
Inventory reserves                                   649           518
Federal net operating loss carryforwards             148           429
Other                                                587            69
-----------------------------------------------------------------------
Current deferred tax liabilities, net             (4,575)       (1,575)
-----------------------------------------------------------------------
Accelerated tax depreciation                          93          (500)
State net operating loss and credit
 carryforwards                                       383           464
Capital loss carryforward                            449           449
Valuation allowance                                 (449)         (449)
Alternative minimum tax credit carryforward          153             -
DISC deferral                                       (966)         (742)
Other                                               (512)         (141)
-----------------------------------------------------------------------
Non-current deferred tax liabilities, net           (849)         (919)
-----------------------------------------------------------------------
Total deferred tax liabilities, net             $ (5,424)     $ (2,494)
-----------------------------------------------------------------------

Total deferred tax assets and total deferred tax liabilities were $7.4 million and $12.8 million, respectively, at December 31, 2000, compared with $10.4 million and $12.9 million, respectively, at December 31, 1999.

6. Employee Benefit Programs

The company has a noncontributory defined benefit pension plan covering substantially all of its employees. Pension plan benefits are generally based on years of service and compensation during final years of employment. The company's funding policy is to contribute at least the minimum amount required by the Employee Retirement Income Security Act of 1974 or additional amounts to assure that plan assets will be adequate to provide retirement benefits. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future.

Periodic Pension Cost
---------------------
For the years ended December 31,                      2000       1999       1998
---------------------------------------------------------------------------------
(in thousands of dollars)
Service cost - benefits earned during
  the period                                       $ 2,322    $ 2,502    $ 1,933
Interest cost on projected
  benefit obligation                                 3,240      2,735      2,499
Expected return on plan assets                      (3,450)    (3,114)    (2,723)
Amortization of prior service cost                     220        220        220
Amortization of transition
  obligation                                            35         35         35
---------------------------------------------------------------------------------
Net periodic pension cost                          $ 2,367    $ 2,378    $ 1,964
---------------------------------------------------------------------------------
Changes in Benefit Obligations
------------------------------
December 31,                                          2000       1999
----------------------------------------------------------------------
(in thousands of dollars)
Projected benefit obligation at
  beginning of year                                $43,653    $42,072
Service cost - benefits earned during
  the period                                         2,322      2,502
Interest cost on projected
  benefit obligation                                 3,240      2,735
Benefits and expenses paid                          (1,789)    (1,123)
Actuarial (gain) loss                                2,059     (2,533)
----------------------------------------------------------------------
Projected benefit obligation at
  end of year                                      $49,485    $43,653
----------------------------------------------------------------------
Change in Plan Assets
---------------------
December 31,                                          2000       1999
----------------------------------------------------------------------
(in thousands of dollars)
Fair value of plan assets at
  beginning of year                                $37,699    $34,596
Actual return on plan assets                         1,737      2,005
Employer contributions                               2,774      2,288
Benefits and expenses paid                          (1,789)    (1,190)
----------------------------------------------------------------------
Fair value of plan assets at end of year           $40,421    $37,699
----------------------------------------------------------------------

Funded Status
---------------------------------
December 31,                                          2000       1999
----------------------------------------------------------------------
(in thousands of dollars)
Plan assets less than projected
  benefit obligation                               $ 9,064    $ 5,954
Unrecognized net transition obligation                 (35)       (70)
Unrecognized prior service costs                    (1,040)    (1,259)
Unrecognized net actuarial loss                     (6,398)    (2,626)
----------------------------------------------------------------------
Accrued pension liability                          $ 1,591    $ 1,999
----------------------------------------------------------------------
Weighted Average Assumptions
----------------------------
December 31,                                          2000       1999
----------------------------------------------------------------------
Discount rate                                        7.25%       7.5%
Rate of compensation increase                         4.0%       4.0%
Expected rate of return on assets                     9.0%       9.0%
----------------------------------------------------------------------

Plan assets consist primarily of equity and fixed income securities. Fluctuations in the fair market value of plan assets will affect pension expense in future years.

The company has established a Supplemental Executive Retirement Plan ("SERP") for a certain former key employee providing for annual benefits commencing on the sixth anniversary of the executive's retirement. The cost of these benefits is being charged to expense and accrued using a projected unit credit method. Expense related to this plan was $12,000, $13,000 and $12,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

The company also maintains a cash or deferred savings plan (401(k) plan), under which employees may reduce their compensation and have such "elective deferrals" contributed to the plan on their behalf. The company contributes to the plan an amount equal to 25% of the first 6% of an employee's elective deferrals. The company contributed $0.9 million to the plan for each of 2000, 1999 and 1998. The elective deferrals and the company's matching contributions are invested in one or more collective investment funds at the participant's direction. The company's matching contributions are subject to forfeiture of any non-vested portion if termination occurs within the first five years of employment.

On October 31, 2000, the Board of Directors approved a deferred compensation plan. The plan allows certain employees of the company the ability to annually elect to defer up to 100% of any cash incentive payments from the company and any salary in excess of the FICA earnings ceiling. At December 31, 2000, no amounts had been deferred.

7. Debt

On February 10, 2000, the company finalized a three-year $20 million secured revolving credit agreement (the "Revolver") and a six-month $7.5 million interim mortgage loan (the "Interim Mortgage") on the company's real estate. Proceeds were used to pay off existing debt. The Revolver expires on February 10, 2003. The Revolver provides for borrowings of up to the lesser of $20 million or 80% of eligible accounts receivable, as defined. At December 31, 2000, $5.8 million was outstanding under the Revolver and the company had $11.7 million of unused credit line available. Interest on the outstanding balance of the Revolver and the Interim Mortgage is the prime rate and is payable monthly. The interest rate on the Revolver was 9.5% on December 31, 2000. The agreement includes a fee of 0.375% on the unused portion of the Revolver. Commencing in February 2001, the company has the option to elect an interest rate of LIBOR plus 2% or the prime rate, and the fee on the unused Revolver is reduced to 0.25%.

On June 12, 2000, the company entered into a $10 million mortgage loan (the "Mortgage") on the company's real estate with a 10-year term. Proceeds from the loan were used to repay the Interim Mortgage, with the balance used to repay outstanding debt on the Revolver. Interest on the Mortgage accrues at the rate of LIBOR plus 2.5%. The agreement requires quarterly principal payments of $125,000 beginning on August 1, 2000, with a final payment of $5 million in June 2010. The interest rate on the Mortgage was 9.2% on December 31, 2000.

The Revolver is secured by all assets. The Mortgage is secured by the corporate office facility in Andover, Massachusetts. The Revolver and Mortgage require the company to meet certain financial covenants including maintaining a minimum tangible net worth, cash flow and debt coverage ratios, as well as limit the company's ability to incur additional debt, to pay dividends, to purchase capital assets, to sell or dispose of assets, to make additional acquisitions or investments, or to enter into new leases, among other restrictions. The company was in compliance with all covenants on December 31, 2000.

The company previously had a secured working capital line of credit of up to $35 million with a syndicate of banks, based on assets consisting of inventory, receivables and real estate. Interest on the outstanding balance was the prime rate plus 2%. The agreement included a fee of 0.375% on the unused portion of the credit line. At December 31, 1999, the company was not in compliance with a covenant included in the agreement regarding minimum earnings before income taxes. The amended agreement expired January 31, 2000. At December 31, 1999, $19.7 million was outstanding under the agreement.

8. Stock Plans

The company has stock option plans which are administered by the Compensation Committee of the Board of Directors. The Committee determines which employees receive options and the number and option price of shares covered by each such option.

The 1993 Equity Incentive Plan (the "1993 Plan") permits the company to grant incentive stock options, non-qualified stock options, stock appreciation rights, awards of nontransferable shares of restricted common stock and deferred grants of common stock. The option price of incentive stock options shall not be less than the fair market value at the time the option is granted, and the option period may not be greater than 10 years from the date the option is granted. Options under the plans have normally been exercisable in three equal installments commencing one year from the date of the grant. Under the 1993 plan, 580,800 shares have been reserved through shareholder approval, none of which were available for future grants at December 31, 2000.

The company's 1995 Stock Option Plan for Non-Employee Directors provides for each outside director to receive options to purchase 5,000 shares of common stock at the first annual meeting at which such director is elected, and options to purchase 1,000 shares of common stock at each annual meeting thereafter so long as he or she remains an eligible director. Such directors cannot be an employee of the company or one of its subsidiaries or a holder of five percent or more of the company's common stock. The exercise price of such options will be the fair market value of the common stock on the date of grant. Each option is not transferable except upon death, expires 10 years after the date of grant and becomes exercisable in three equal installments on the first, second and third anniversary of the date of grant. A total of 132,000 shares has been reserved for issuance of which 81,040 shares remained available at December 31, 2000.

In 1999, unrelated to the 1993 and 1995 plans, the company granted an officer 250,000 non-qualified stock options to purchase shares of the company's common stock at $4.44, which was the fair market value of the common stock at the date of grant. Twenty percent of the options vested immediately, with an additional 20% vesting in each successive year from the date of grant. The options expire 10 years from the date of grant.

On January 18, 2000, the company's shareholders approved the adoption of the 2000 Incentive Plan (the "2000 Plan"). The 2000 Plan permits the company to grant incentive stock options, non-qualified stock options, stock appreciation rights, awards of nontransferable shares of restricted common stock and deferred grants of common stock up to a total of 1.5 million shares. The option price may not be less than the fair market value at the date of grant in the case of incentive stock options and the option period may not exceed 10 years from the date of grant. The terms of the 2000 Plan are substantially similar to those of the 1993 Plan. A total of 1.5 million shares has been reserved for issuance of which 1,050,300 shares remained available at December 31, 2000.

The company has computed the pro forma disclosures required under SFAS No. 123 using the Black-Scholes option pricing model prescribed by SFAS No. 123.

Black-Scholes Assumptions
-------------------------
December 31,                                    2000        1999          1998
-------------------------------------------------------------------------------
Risk free interest rate                           5%          7%            6%
Expected option life (years)                     9.6         8.9           8.8
Stock volatility                              72.64%      73.49%        71.01%
-------------------------------------------------------------------------------

Options to purchase 469,200 shares, 310,500 shares and 99,800 shares were granted in 2000, 1999, and 1998, respectively, with a weighted average fair value of $6.40, $3.59 and $6.75, respectively.

The company accounts for its plans under APB Opinion No. 25 under which no compensation cost has been recognized. Had compensation costs for these plans been recognized consistent with SFAS No. 123, the company's net income (loss) and earnings (loss) per share would have approximated the following pro forma amounts:

For the years ended December 31,                2000          1999         1998
--------------------------------------------------------------------------------
(in thousands of dollars)
Income (loss) from continuing operations      $3,724       $(9,416)     $  (222)
Income (loss) from continuing operations
    per share - basic                         $  .49       $ (1.28)     $  (.03)
Income (loss) from continuing operations
    per share - diluted                       $  .48       $ (1.28)     $  (.03)
Net income (loss)                             $3,930       $(8,054)     $(6,684)
Net income (loss) per share - basic           $  .52       $ (1.09)     $  (.89)
Net income (loss) per share - diluted         $  .51       $ (1.09)     $  (.89)
--------------------------------------------------------------------------------

Stock Option Activity
------------------------------
For the years ended December 31,                                   2000                       1999                      1998
-----------------------------------------------------------------------------------------------------------------------------
                                                               Weighted                   Weighted                  Weighted
                                                     Number     Average        Number      Average        Number     Average
                                                  of Shares       Price     of Shares        Price     of Shares       Price
-----------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year                    911,185      $ 5.07       627,630       $ 5.32       687,163       $4.93
Granted                                             469,200      $ 8.12       310,500       $ 4.53        99,800       $8.66
Exercised                                         (223,381)      $ 3.64       (9,785)       $ 2.92     (118,413)       $3.69
Canceled                                           (80,344)      $ 6.07      (17,160)       $ 5.59      (40,920)       $7.78

Outstanding at end of year                        1,076,660      $ 6.62       911,185       $ 5.07       627,630       $5.32
-----------------------------------------------------------------------------------------------------------------------------
Exercisable at end of year                          426,498      $ 5.69       562,393       $ 4.79       441,190       $4.34
-----------------------------------------------------------------------------------------------------------------------------
Stock Options Outstanding
-------------------------
                                        Options Outstanding                               Options Exercisable
                                    ---------------------------------------------------   -------------------
                                                         Weighted-Average     Weighted-                              Weighted-
                                               Number           Remaining       Average                Number          Average
                                    Outstanding as of         Contractual      Exercise     Exercisable as of         Exercise
Range of Exercise Prices            December 31, 2000        Life (Years)         Price     December 31, 2000            Price
--------------------------------------------------------------------------------------------------------------------------------
$3.12 - $ 4.41                                 34,320                 4.1        $ 3.20                34,320           $ 3.20
$4.42 - $ 5.52                                439,000                 7.3        $ 4.76               272,333           $ 4.92
$5.53 - $ 6.63                                  8,140                 7.3        $ 6.12                 4,472           $ 5.98
$6.64 - $ 7.73                                137,700                 7.7        $ 7.37                70,033           $ 7.26
$7.74 - $ 9.94                                410,700                 9.7        $ 8.25                14,140           $ 9.14
$9.95 - $11.04                                 46,800                 7.1        $10.11                31,200           $10.11

$3.12 - $11.04                              1,076,660                 8.1        $ 6.62               426,498           $ 5.69
--------------------------------------------------------------------------------------------------------------------------------

On January 30, 2001, company's shareholders approved the adoption of the 2000 Employee Stock Purchase Plan (the "ESPP"). The ESPP is designed to give eligible employees an opportunity to purchase common stock of the company through accumulated payroll deductions. The purchase price of the stock is equal to 85% of the fair market value of a share of common stock on the first day or last day of the each three-month offering period, whichever is lower. All employees of the company or designated subsidiaries who customarily work at least 20 hours per week and do not own five percent or more of the company's common stock are eligible to participate in the purchase plan. A total of 800,000 shares has been reserved for issuance under the ESPP.

9. Commitments and Contingencies

The company conducts certain of its operations in facilities which are under long-term operating leases expiring at various dates through 2005, with various options to renew through 2010. It is expected that in the normal course of business, leases that expire will be renewed or replaced. Rent expense under these leases (exclusive of real estate taxes and insurance) was approximately $3.8 million in 2000, $3.7 million in 1999, and $3.6 million in 1998. The aggregate minimum lease commitment for the company's facilities on December 31, 2000 was $11.5 million, payable as follows: $3.5 million in 2001, $2.7 million in 2002, $2.1 million in 2003, $2.0 million in 2004, and $1.2 million in 2005.

As a defense contractor, the company is subject to many levels of audit and review, including the Defense Contract Audit Agency (DCAA), the Inspector General, the Defense Criminal Investigative Service, the General Accounting Office, the Department of Justice and Congressional Committees. As a result of certain DCAA audit findings in January 2000, the United States Government temporarily deferred a portion of its payments to the company. At December 31, 2000, $1.0 million in payments were deferred, $0.8 million of which was paid in early 2001. Both related to and unrelated to its defense industry involvement, the company is, from time to time, involved in audits, lawsuits, claims, administrative proceedings and investigations, and accrues for liabilities associated with these activities, if any, for which the company considers it probable that future expenditures will be made and for which such expenditures can be reasonably estimated. In management's opinion, the outcome from such audits and other matters discussed above is not expected to have a material adverse effect on the company's financial position or results of operations.

On October 26, 2000, the United States Attorney's Office announced the indictment of two former company employees for conspiracy to defraud the United States Air Force. Although the alleged events are historical, occurring between 1997 and January 2000, the government's investigation is ongoing. The United States Attorney's Office has informed the company that it is not a target of the investigation. Separately, the United States Attorney's Office is investigating certain company activity and billing transactions from prior years. The company does not know, at this time, what financial effects, if any, may result to the company from these matters.

In 2000, approximately 78% of the company's sales were to United States Government agencies, primarily the Department of Defense. All of the company's United States Government contracts are subject to termination for convenience in accordance with government regulations. In 2000, approximately 8% of the company's sales were to agencies of state governments. The cost-reimbursable and fixed-price contracts the company has won are generally multi-year efforts. In accordance with state laws, funding must be approved annually by the state's legislatures.

10. Preferred Stock Purchase Rights

On February 17, 1998, the company declared a dividend distribution of one preferred stock purchase right (the "Right") for every outstanding share of common stock, effective July 27, 1998. The Rights attach to all outstanding shares of common stock, and no separate Right certificates will be issued. The Rights will become exercisable upon the tenth business day following the earlier of (i) the date of a public announcement that a person or group of affiliated or associated persons has acquired or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding shares of common stock of the company or (ii) the commencement or announcement of an intention to make a tender offer or exchange offer that would result in a person or group owning 15% or more of the outstanding common stock of the company.

When exercisable, each Right entitles the registered holder to purchase from the company one-twelfth of a share of its Series B Participating Preferred Stock, $.10 par value, at a price of $54.17 per each one-twelfth share of preferred stock. Until a Right is exercised, the holder thereof, as such, will have no rights as a shareholder of the company, including, without limitation, the right to vote or to receive dividends. Under certain circumstances, each share of the Series B Participating Preferred Stock would be convertible into a number of shares of the company's common stock having a value equal to twice the exercise price of the preferred stock purchase right. The Rights may be redeemed by the company at the discretion of the Board of Directors at a price of $.0083 per Right. The Rights expire on July 27, 2008.

11. Business Segments

In 2000, the company had three reportable business segments: Systems and Services, Metrigraphics and Encoder. In 1999 and 1998, the company also had VisualMagic (see Note 12) and the Telecommunications Fraud Control business (see
Note 4). Each of the segments represents a separate product line, has different customer requirements and production processes and operate in different industries. The Systems and Services segment is the aggregation of two divisions that provide similar services to the Department of Defense and operate in the same regulatory environment.

The segments follow the same accounting polices described in Note 1, Significant Accounting Policies. The company evaluates performance based upon profit or loss before interest and taxes. Intersegment sales represent less than 1% of total revenue and are accounted for at cost. Revenue is attributed to geographic areas based upon the customer's location. The company does not have locations outside the United States, but does contract with sales representatives located in foreign countries and the company's employees and subcontractors provide services at customer locations outside the United States. Domestic revenue represented 97% of revenue from continuing operations in 2000, and 99% in both 1999 and 1998.

During 2000, 1999 and 1998, revenue from Department of Defense customers represented approximately 74%, 66% and 59% of total revenue from continuing operations, respectively. Revenue earned from one significant DoD contract represented 17%, 12% and 14% of revenue from continuing operations in 2000, 1999 and 1998, respectively. One state customer accounted for 14% of total revenue from continuing operations in 1998.

Systems and Services

The Systems and Services segment provides specialized technical services to the DoD, federal agencies, state governments and other customers and produced approximately 86% of total company revenue in 2000. These services include engineering services, development and operation of computer-based management systems and other management services. The Systems and Services segment provides network infrastructure for state human services as well as software system implementation services.

Metrigraphics

The Metrigraphics Division uses photolithographic and material deposition processes to manufacture optical discs, scales and reticles that are used for precision measurement. Metrigraphics produces a variety of precision components including inkjet printer cartridge nozzle plates and fine line circuits used in certain medical instruments.

Encoder

The Encoder Division designs, manufactures and markets a line of digital encoders that convert analog motion and position information into digital signals used in a wide variety of industrial products and systems which include machine tools, robotics, engine fuel-control systems, packaging equipment and other capital equipment. Encoder's digital encoding devices are essential elements of today's electronically controlled systems and equipment.

Telecommunications Fraud Control

Between 1996 and the second quarter of 1999, the company operated under an exclusive license to enhance, develop and market a telephone fraud-detection control system. Telecommunication customers included five regional bell operating companies. As discussed further in Note 4, Discontinued Operations, during 1998, the company adopted a plan to exit the business. In 1999 the company sold the business.

VisualMagic

Over a number of years, the company invested in the research and development of VisualMagic, an object-oriented development environment. As discussed further in
Note 12, during 1998, the company acquired an interest in Empresa, Inc., formerly Electronic Press Services Group, Inc., in exchange for a license to VisualMagic, cash and the assets of the business. Empresa, Inc. also hired most of the segment's employees.

Financial Information by Business Segment
-----------------------------------------
(in thousands of dollars)
                                                                                        Identifiable       Telecom-
                                      Systems                                             Continuing    munications
                                          and                                  Visual     Operations          Fraud    Identifiable
                                     Services     Encoder   Metrigraphics       Magic          Total    Control (1)           Total
------------------------------------------------------------------------------------------------------------------------------------
2000
----------
Net sales (2)                        $172,774     $17,648         $ 9,753     $     -       $200,175        $     -        $200,175
Operating income (2)                    4,466       1,619           3,118           -          9,203              -           9,203
Identifiable assets at year end        58,504       5,973           2,537           -         67,014              -          67,014
Depreciation and
   Amortization expense                 1,955         593             663           -          3,211              -           3,211
Capital expenditures                      996         170             983           -          2,149              -           2,149
------------------------------------------------------------------------------------------------------------------------------------

1999
---------
Net sales (2)                        $164,766     $13,214         $13,641     $     -       $191,621        $     -        $191,621
Operating income (loss) (2), (3)     (12,988)       (785)           4,100      (1,424)       (11,097)             -         (11,097)
Identifiable assets at year end        55,191       5,818           2,527           -         63,536              -          63,536
Depreciation and
   amortization expense                 1,967         618           2,841           -          5,426              -           5,426
Capital expenditures                    1,442         262             786           -          2,490              -           2,490
------------------------------------------------------------------------------------------------------------------------------------

1998
---------
Net sales (2)                        $154,336     $16,842         $11,166     $     -       $182,344        $ 2,775        $185,119
Operating income (loss) (2)             1,077         254           3,160      (1,859)         2,632         (5,879)         (3,247)
Identifiable assets at year end        67,030       5,892           4,680           -         77,602          1,425          79,027
Depreciation and
   Amortization expense                 2,411         681           2,323         103          5,518            272           5,790
Capital expenditures                    2,172         261             277          54          2,764            297           3,061
------------------------------------------------------------------------------------------------------------------------------------

(1) As discussed in Note 4, Discontinued Operations, during 1998, the company adopted a plan to exit the Telecommunications Fraud Control business and subsequently sold the business during 1999. Accordingly, the results of the units are presented as discontinued operations in the Consolidated Statements of Operations. Total 1998 Telecommunications Fraud Control business results exclude the estimated loss on disposal of the business.
(2) Net sales and operating income (loss) are presented after the elimination of intersegment transactions.
(3) Systems and Services Segment includes a $1.2 million restructuring charge.

Reconciliations of amounts related to identifiable continuing operations to amounts included in the Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows are as follows:

As of and for the years ended December 31,                                2000          1999            1998
-------------------------------------------------------------------------------------------------------------
(in thousands of dollars)
Identifiable operating income (loss)                                   $ 9,203      $(11,097)        $ 2,632
Other corporate expense                                                      -          (281)           (173)
-------------------------------------------------------------------------------------------------------------
Operating income (loss)                                                $ 9,203      $(11,378)        $ 2,459
-------------------------------------------------------------------------------------------------------------

Identifiable assets (4)                                                $67,014      $ 63,536         $77,602
Corporate assets (5)                                                    11,688        11,652          10,465
-------------------------------------------------------------------------------------------------------------
       Total assets                                                    $78,702      $ 75,188         $88,067
-------------------------------------------------------------------------------------------------------------

Identifiable depreciation and amortization                             $ 3,211      $  5,426         $ 5,518
Corporate depreciation and amortization                                    535           634             701
-------------------------------------------------------------------------------------------------------------
       Total depreciation and amortization                             $ 3,746      $  6,060         $ 6,219
-------------------------------------------------------------------------------------------------------------

Identifiable capital expenditures                                      $ 2,149      $  2,490         $ 2,764
Corporate capital expenditures                                             971           212             110
-------------------------------------------------------------------------------------------------------------
       Total capital expenditures                                      $ 3,120      $  2,702         $ 2,874
-------------------------------------------------------------------------------------------------------------

(4) Identifiable assets by business segment include both assets directly identified with those operations and an allocable share of jointly used assets.
(5) Corporate assets consist primarily of cash and the company's Andover, Massachusetts corporate headquarters.

12. Investment in Empresa, Inc.

In 1998 and 1999, the company made investments in Empresa, Inc. (the "Empresa"), a privately held company. The company contributed a perpetual license to the VisualMagic development environment, the assets of the VisualMagic segment and cash. In the second quarter of 1999, the company wrote off its investment in Empresa due to the uncertainties of the early stage business resulting in an impairment charge of $1.4 million which is included in selling, engineering and administrative expenses in the Consolidated Statement of Operations. Subsequently, Empresa ceased operations.

13. Subsequent Event

Subsequent to the end of the year, the company agreed to sell the assets of its Tactical Communications Group for $0.3 million and transfer related employees. The group develops and sells communications software for defense applications. In 2000, the group recorded revenues of

$2.3 million and an after tax loss of $0.9 million. In anticipation of the sale, the company recorded in the fourth quarter of 2000, in cost of contract revenue, a $0.4 million impairment provision on the assets of the group. The gain or loss upon closing of the transaction, planned for early in the second quarter of 2001, is expected to be immaterial.

14. Quarterly Results (unaudited)

                                                                       1st Qtr     2nd Qtr      3rd Qtr      4th Qtr
-----------------------------------------------------------------------------------------------------------------------
(in thousands of dollars, except per share data)
2000
    Revenue                                                              $47,790      $54,440      $48,376    $ 49,569
    Gross margin                                                           5,556        7,215        6,257       5,733
    Operating income                                                       1,512        2,981        2,701       2,009
    Income  from continuing operations                                       556        1,436        1,350       1,011
    Gain on discontinued operations                                          171           35            -           -
    Net income                                                               727        1,471        1,350       1,011
    Income  from continuing operations
       per common share - diluted (1)                                        .07          .19          .17         .13
    Gain on discontinued operations
       per common share - diluted (1)                                        .02            -            -           -
    Net income per common share - diluted (1)                                .09          .19          .17         .13

1999
    Revenue                                                              $46,549      $48,810      $48,241    $ 48,021
    Gross margin                                                           6,659       (5,367)       4,041         753
    Operating income (loss)                                                2,563       (9,545)        (200)     (4,196)
    Income (loss) from continuing operations                               1,182       (6,075)        (602)     (3,393)
    Gain on discontinued operations                                            -        1,362            -           -
    Net income (loss)                                                      1,182       (4,713)        (602)     (3,393)
    Income (loss) from continuing operations
       per common share - diluted (1)                                        .16         (.83)        (.08)       (.46)
    Gain on discontinued operations
       per common share - diluted (1)                                          -          .19            -           -
    Net income (loss) per common share - diluted (1)                         .16         (.64)        (.08)       (.46)

(1) Quarterly per share amounts may not equal annual amounts due to rounding.

Report of Independent Public Accountants

To Dynamics Research Corporation:

We have audited the accompanying consolidated balance sheets of Dynamics Research Corporation (a Massachusetts corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dynamics Research Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/S/ Arthur Andersen LLP

Arthur Andersen LLP
Boston, Massachusetts,
February 5, 2001

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure
         --------------------

Not applicable.


                                   PART III

Item 10.  Directors and Executive Officers of the Registrant
-------------------------------------------------------------

Information with respect to Directors of the Registrant in the section entitled "Election of Directors" in the company's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2000, is incorporated herein by reference.

Information relating to the Executive Officers of the company is included in
Item 4A of Part I of this Form 10K.


Item 11.  Executive Compensation

Information called for by this item is incorporated by reference from the section entitled "Compensation and Related Matters" in the company's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2000.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information called for by this item is incorporated by reference from the sections entitled "Common Stock Ownership of Certain Beneficial Owners and Management" in the company's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2000.

Item 13.  Certain Relationships and Related Transactions

Not applicable.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
---------------------------------------------------------------------------

(a)   (1) and (2) Financial Statements and Schedules - See Item 8.

(b) (3) Exhibits. The exhibits that are filed with this Form 10-K, or that are incorporated herein by reference, are set forth in the
          Exhibit Index, which appears in Part IV of this report on pages 50 and 51.

(c)   Reports on Form 8-K

          The company filed a report on Form 8-K on March 24, 2000 to report the signing of the Loan and Security Agreement dated February 10, 2000 and the Mortgage Security Agreement and Assignment dated February 10, 2000.

          The company filed a report on Form 8-K on June 27, 2000 to report the signing of the Second Amendment to the Loan and Security Agreement dated June 12, 2000 and the Amendment to Mortgage Security Agreement and Assignment dated June 12, 2000.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 19, 2001

                                       DYNAMICS RESEARCH CORPORATION

                                       By:  /s/ James P. Regan
                                            -----------------------------
                                            James P. Regan, President,
                                            Chief Executive Officer
                                            (Principal Executive Officer)


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 19th of March, 2001.

         /s/ James P. Regan
         ------------------
          James P. Regan         President, Chief Executive Officer and Director


         /s/ David Keleher
         -----------------
           David Keleher             Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)


     /s/ John S. Anderegg, Jr.
     -------------------------
       John S. Anderegg, Jr.                    Chairman and Director

      /s/ Francis J. Aguilar
      ----------------------
      Dr. Francis J. Aguilar                          Director

     /s/ Martin V. Joyce, Jr.
     ------------------------
       Martin V. Joyce, Jr.                           Director

       /s/ Kenneth F. Kames
       --------------------
         Kenneth F. Kames                             Director

       /s/  James P. Mullins
       ---------------------
       Gen. James P.Mullins                           Director

                                  SCHEDULE II

                DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 2000

                           (in thousands of dollars)

                ALLOWANCE FOR DOUBTFUL ACCOUNTS AND SALES RETURNS

Balance, December 31, 1997                                                             $  217
    Additions charged to expense                                                          149
    Write-off of uncollectible accounts, net                                              (50)
                                                                                         ----

Balance, December 31, 1998                                                                316
    Additions charged to expense                                                          491
    Write-off of uncollectible accounts, net                                              (17)
                                                                                         ----

Balance, December 31, 1999                                                                790
    Additions charged to expense                                                          384
    Write-off of uncollectible accounts, net                                              (78)
                                                                                        -----

Balance, December 31, 2000                                                             $1,096
                                                                                       ======

            ACCRUAL OF LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS

Balance, December 31, 1997                                                             $    -
    Additions charged to discontinued operations expense                                4,148
                                                                                        -----

Balance, December 31, 1998                                                              4,148
    Results from discontinued operations charged against accrual                       (1,510)
    Gain on disposal of discontinued operations                                        (2,197)
                                                                                       -------

Balance, December 31, 1999                                                                441
    Results from discontinued operations charged against accrual                         (441)
                                                                                         -----

Balance, December 31, 2000                                                             $    0
                                                                                       ======

                        PROVISION FOR RESTRUCTURING COSTS

Balance, December 31, 1998                                                                  -
    Additions charged to restructuring expense                                         $1,157
                                                                                       ------

Balance, December 31, 1999                                                              1,157
    Reversal of reserves                                                                 (117)
    Expenditures charged against restructuring reserve                                   (888)
                                                                                       ------

Balance, December 31, 2000                                                             $  152
                                                                                       ======

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

        *4.1   Common stock certificate.

         4.2 Certificate of Vote of Directors Establishing Series B Preferred Stock (Incorporated by reference to the Registrant's Form 8-K on June 25, 1998).

        *4.3 Amendment to Certificate of Vote Establishing Series B Preferred Stock.

         4.4 Rights Agreement dated as of February 17, 1998 between the company and American Stock Transfer & Trust Company, as Rights Agent. (Incorporated by reference to the Registrant's Form 8-K on June 25, 1998)

10.0  Material Contracts

         10.1 Amended 1983 Stock Option Plan. (Incorporated by reference to the Registrant's Form 10-K for the year ended 12/27/87)

         10.2 Form of Dynamics Research Corporation Indemnification Agreement for Directors. (Incorporated by reference to the Registrant's Form 10-K for the year ended 12/28/91)

         10.3 Form of Dynamics Research Corporation Severance Agreement for Mr. Anderegg. (Incorporated by reference to the Registrant's Form 10-K for the year ended 12/28/91)

         10.4 Dynamics Research Corporation Deferred Compensation Plan for Non-Employee Directors. (Incorporated by reference to the Registrant's Form 10-K for the year ended 12/28/91)

         10.5 Form of Consulting Agreement between Dynamics Research Corporation and Albert Rand. (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended 3/31/97)

                                 EXHIBIT INDEX
                                  (CONTINUED)


         10.6 Form of Supplemental Retirement Pension Agreement between Dynamics Research Corporation and Albert Rand. (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended 3/31/97)

        *10.7  Amended 1993 Equity Incentive Plan

        *10.8  Amended 1995 Stock Option Plan for Non-Employee Directors

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

        *10.11 Form of Employment Agreement between Dynamics Research
               Corporation and James P. Regan.

        *10.12 Form of Change of Control Agreement between Dynamics Research
               Corporation and James P. Regan.

        *10.13 Dynamics Research Corporation 2000 Incentive Plan.

23.0  Consents of experts and counsel

         23.1 Consent of Independent Accountants (Arthur Andersen LLP) dated March 22, 2001 filed herewith.

99.0  Important Factors Regarding Forward-Looking Statements.

* Previously Filed

All documents incorporated by reference may be found at Commission file number 1-7348.