Form 10-Q
period 2001-03-31
DYNAMICS RESEARCH CORP
filed 2001-05-15
CIK 30822

                                   Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


            [x]     Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                 For the Quarterly Period Ended March 31, 2001.

                                       OR

            [ ]    Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                For the Transition Period from _____ to _____ .

                           Commission File No.1-7348


                         DYNAMICS RESEARCH CORPORATION
                         -----------------------------
             (Exact name of registrant as specified in its charter)


             Massachusetts                               04-2211809
             ------------------------------------------------------
         (State or other Jurisdiction of              (I.R.S. Employer
          Incorporation or Organization)             Identification No.)


         60 Frontage Road, Andover, Massachusetts            01810-5498
         --------------------------------------------------------------
         (Address of Principal Executive Offices)            (Zip Code)

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

Yes  x     No_____.
   -------

  The number of shares outstanding of the Registrant's Common stock, par value $.10 per share, at May 4, 2001 was 7,601,519 shares.

                         DYNAMICS RESEARCH CORPORATION


                                     INDEX

                                                                       Page
Part I  Financial Information                                         Number
                                                                      ------

        Item 1. Financial Statements

                Consolidated Balance Sheets -
                     March 31, 2001 and December 31, 2000                3

                Consolidated Statements of Operations -
                     Three Months Ended March 31, 2001 and
                     March 31, 2000                                      4

                Consolidated Statements of Cash Flows -
                     Three Months Ended March 31, 2001 and
                     March 31, 2000                                      5

                Notes to Consolidated Financial Statements               6

        Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations           10


Part II. Other Information

        Item 6. Exhibits and Reports on Form 8-K                        14


Signature                                                               15

                         PART I. FINANCIAL INFORMATION

                          DYNAMICS RESEARCH CORPORATION
                           CONSOLIDATED BALANCE SHEETS
           (in thousands of dollars except share and per share data)

                                                 (unaudited)
Assets                                          March 31, 2001    December 31, 2000
-------                                         --------------    -----------------
CURRENT ASSETS
   Cash and cash equivalents                       $  5,104           $    527
   Receivables, net allowances of
     $1,335 in 2001 and $1,096 in 2000               22,946             31,967
   Unbilled expenditures and fees on
     contracts in process                            26,854             24,633
   Inventories                                        3,678              3,208
   Prepaid expenses and other current
     assets                                           1,622              3,926
                                                   --------           --------
        Total current assets                         60,204             64,261

   Net property, plant and equipment                 14,272             14,441
                                                   --------           --------
        Total assets                               $ 74,476           $ 78,702
                                                   ========           ========

Liabilities and Stockholders' Equity
-------------------------------------
CURRENT LIABILITIES
   Notes payable                                   $    -             $  5,784
   Current portion of long-term debt                    500                500
   Accounts payable                                  13,184             12,843
   Accrued payroll and employee benefits              9,783              9,901
   Other accrued expenses                             5,049              5,711
   Current deferred income taxes                      5,376              4,575
                                                   --------           --------
      Total current liabilities                      33,892             39,314
                                                   --------           --------

   Long-term debt                                     9,125              9,250
   Deferred income taxes                                849                849

   Commitments and contingencies

Stockholders' Equity
   Preferred stock, par value, $.10 per share
     5,000,000 shares authorized, non issued             -                   -
   Common stock, par value, $.10 per share:
     Authorized - 30,000,000 shares
     Issued - 8,980,945 shares in 2001 and 2000         898                898
     Treasury stock - 1,379,426 shares in 2001
       and 2000, at par value                          (138)              (138)
   Capital in excess of par value                    28,461             28,461
   Retained earnings                                  1,389                 68
                                                   --------           --------
       Total stockholders' equity                    30,610             29,289
                                                   --------           --------
          Total liabilities and
          stockholders' equity                     $ 74,476           $ 78,702
                                                   ========           ========

The accompanying notes are an integral part of these consolidated financial statements.

                                                   DYNAMICS RESEARCH CORPORATION
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (in thousands of dollars except share and per share data)
                                                            (unaudited)

                                                                               Three                           Three
                                                                            Months Ended                    Months Ended
                                                                           March 31, 2001                  March 31, 2000
                                                                         -------------------             -------------------
Revenue
  Contract revenue                                                          $   42,372                      $   41,172
  Product sales                                                                  6,268                           6,618
                                                                         -------------------             -------------------
     Total revenue                                                              48,640                          47,790

Costs and expenses
  Cost of contract revenue                                                      37,299                          37,329
  Cost of product sales                                                          4,531                           4,905
  Selling, engineering and administrative expenses                               4,330                           4,044
                                                                         -------------------             -------------------
     Total operating costs and expenses                                         46,160                          46,278
                                                                         -------------------             -------------------

Operating income                                                                 2,480                           1,512

Interest expense, net                                                              242                             569
                                                                         -------------------             -------------------

Income from continuing operations before provision
  for income taxes                                                               2,238                             943

Provision for income taxes                                                         918                             387
                                                                         -------------------             -------------------

Income from continuing operations                                                1,320                             556

Gain from discontinued operations, net of tax                                        -                             171
                                                                         -------------------             -------------------

Net income                                                                  $    1,320                      $      727
                                                                         ===================             ===================

Earnings per share

  Per common share - basic
     Income from continuing operations                                      $     0.17                      $     0.08
     Gain from discontinued operations                                               -                            0.02
                                                                         -------------------             -------------------
     Net income                                                             $     0.17                      $     0.10
                                                                         ===================             ===================

  Per common share - diluted
     Income from continuing operations                                      $     0.17                      $     0.07
     Gain from discontinued operations                                               -                            0.02
                                                                         -------------------             -------------------
     Net income                                                             $     0.17                      $     0.09
                                                                         ===================             ===================

Weighted average shares outstanding
  Weighted average shares outstanding - basic                                7,601,519                       7,448,524
  Dilutive effect of options                                                   185,008                         344,188
                                                                         -------------------             -------------------
  Weighted average shares outstanding - diluted                              7,786,527                       7,792,712
                                                                         ===================             ===================

The accompanying notes are an integral part of these consolidated financial statements.

                                                   DYNAMICS RESEARCH CORPORATION
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (in thousands of dollars)
                                                            (unaudited)

                                                                                      Three                    Three
                                                                                    Months Ended             Months Ended
                                                                                      March 31,                March 31,
                                                                                        2001                     2000
                                                                                    ------------             ------------

Cash provided by operations
  Net income                                                                          $ 1,320                 $    727
  Adjustments to reconcile net income to cash provided by (used for)
     operating activities
  Gain from discontinued operations                                                         -                     (171)
  Depreciation and amortization                                                           819                    1,067
  Deferred income taxes                                                                   801                      658
                                                                                    ------------             ------------
                                                                                        2,940                    2,281
                                                                                    ------------             ------------
Cash provided by (used for) working capital
  Receivables                                                                           9,021                    1,931
  Unbilled expenditures and fees on contracts in process                               (2,221)                  (4,530)
  Inventories                                                                            (470)                     221
  Prepaid expenses and other current assets                                             2,304                     (344)
  Accounts payable                                                                        342                   (1,454)
  Accrued payroll and employee benefits                                                  (118)                   2,908
  Other accrued expenses                                                                 (662)                  (1,254)
                                                                                    ------------             ------------
                                                                                        8,196                   (2,522)
                                                                                    ------------             ------------

  Net cash provided by (used for) continuing operations                                11,136                     (241)
  Net cash used for discontinued operations                                                 -                      (70)
                                                                                    ------------             ------------
  Cash provided by (used for) operating activities                                     11,136                     (311)
                                                                                    ------------             ------------
Cash used for investing activities
  Additions to property, plant and equipment                                             (650)                    (793)
                                                                                    ------------             ------------
  Net cash used for investing activities                                                 (650)                    (793)
                                                                                     ------------             ------------
Cash provided by (used for) financing activities
  Repayment of working capital agreement                                                    -                  (19,700)
  Principal payment under 10-year mortgage                                               (125)                       -
  Proceeds from short-term bridge mortgage                                                  -                    7,500
  Net borrowings (repayments) under revolving credit agreement                         (5,784)                  10,677
  Proceeds from the exercise of stock options                                               -                      593
                                                                                    ------------             ------------
  Net cash used for financing activities                                               (5,909)                    (930)
                                                                                     ------------             ------------
  Net increase (decrease) in cash and cash equivalents                                  4,577                   (2,034)
  Cash and cash equivalents at the beginning of the period                                527                    2,267
                                                                                    ------------             ------------
  Cash and cash equivalents at the end of the period                                  $ 5,104                 $    233
                                                                                    ============             ============

Supplemental information
  Cash paid for interest                                                              $   278                 $    365
  Cash paid for taxes                                                                 $   120                 $     51

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

Certain information in footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the registrant believes that the disclosures are adequate to make the information presented not misleading. The accompanying consolidated financial statements have not been audited by independent accountants, but in the opinion of the management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the results of operations. The results of the three months ended March 31, 2001 may not be indicative of the results that may be expected for the fiscal year ended December 31, 2001.

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

Inventories
-----------

Inventories stated at the lower of cost or market (in thousands of dollars):

                                     March 31, 2001     December 31, 2000
                                    ----------------   -------------------

Work in process                         $  582                $  726
Raw materials and subassemblies          3,096                 2,482
                                    ----------------   -------------------
Total inventories                       $3,678                $3,208
                                    ================   ===================

Property, Plant and Equipment
-----------------------------

Property, plant and equipment stated at cost  (in thousands of dollars):

                                     March 31, 2001     December 31, 2000
                                    ----------------   -------------------
Land                                    $ 1,126              $ 1,126
Building                                  7,774                7,774
Machinery and equipment                  45,783               45,133
Leasehold improvements                    2,551                2,551
                                    -----------------  -------------------
Total property, plant and equipment      57,234               56,584
Less accumulated depreciation and
     amortization                        42,962               42,143
                                    -----------------  -------------------
Net property, plant and equipment       $14,272              $14,441
                                    =================  ===================

New Accounting Pronouncements
-----------------------------

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133 (as amended by SFAS No. 137 and SFAS No. 138) was effective January 1, 2001. The adoption of SFAS No. 133 did not have a material impact on the company's financial position or results of operations, because it currently has no derivative instruments or hedging activities.

Earnings Per Common Share
-------------------------

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is determined by giving effect to the exercise of stock options using the treasury stock method. Due to their antidilutive effect, 58,800 and 128,800 stock options were excluded from the calculation of diluted earnings per share in the first quarter of 2001 and 2000, respectively.

Note 2. Contract Loss Provision
-------------------------------

In 1997, the company entered into a fixed-price software development contract with the Colorado Department of Human Services. This contract encountered difficulties, and as a result, the company recorded losses, including an $11.9 million charge in 1999. The losses were included in the results of operations of the Systems and Services segment as a charge to cost of contract revenue. The company continued to update its estimate of project cost and recorded, as necessary, changes in estimates during each reporting period in 2000, including a scheduled extension of about six months during the year.

Entering 2001, the project was scheduled for completion in the first half of the year, including rollout of the first release of the new child welfare information and management system, plus three releases of increased functionality. Since the beginning of the year, the first release of the system has been fully implemented, providing approximately 3000 State employees with access to the system to manage the State's child welfare cases. The additional releases, including youth corrections administrative processes, are in development and test phases. Completion of the additional releases has been extended from June to August of 2001, and as a result, the company provided for the cost of the schedule extension in the first quarter of 2001. While the company believes it has reasonably estimated and provided for the costs to complete the contract, estimates of project costs will continue to be updated and changes in estimates provided for, as necessary, in each reporting period. Accordingly, there can be no assurances that actual costs on the project will not differ materially from current estimates.

Note 3. Restructuring
---------------------

In the fourth quarter of 1999, the company adopted a restructuring plan intended to reduce overhead costs and increase efficiencies. The company recorded a restructuring charge of $1.2 million.

During 2000, the company expended approximately $0.9 million related to severance costs and outplacement services for 58 employees. During the fourth quarter of 2000, the company determined that $0.1 million of reserves related to a specific business were no longer necessary, and these reserves were reversed against cost of contract revenue. The restructuring reserve balance was $0.2 million at December 31, 2000. During the first quarter of 2001, the company expended approximately $0.1 million against the reserve. The remaining restructuring reserve of $0.1 million at March 31, 2001 will be expended during the second quarter of 2001, primarily on continuation pay for employees who had left the company prior to December 31, 2000.

Note 4. Discontinued Operations
-------------------------------

In June 1999, the company completed the sale of its previously discontinued Telecommunications Fraud Control business for $1.7 million plus royalties. No royalty income was recognized in the first three months of 2001, however $0.2 million was recorded in the first quarter of 2000. The company may benefit modestly from future royalty payments over the next 15 months, up to a cap of $0.9 million, net of taxes. These receipts will be recorded as gain from discontinued operations, after deducting taxes, when received.

Note 5. Debt
------------

The company's secured revolving credit agreement (the "Revolver") provides for borrowings of up to the lesser of $20 million or 80% of eligible accounts receivable, as defined, and expires on February 10, 2003. Interest on the outstanding balance of the Revolver is payable monthly and prior to February 2001, interest accrued at the prime rate. The agreement included a fee of 0.375% on the unused portion of the Revolver. Commencing in February 2001, the company exercised an option to elect an interest rate of LIBOR plus 2% or the prime rate, and the fee on the unused Revolver was reduced to 0.25%. At March 31, 2001, there was no outstanding balance under the Revolver and the company had $13.6 million of unused credit line available.

The company has a 10-year, $10 million mortgage loan (the "Mortgage") on the company's real estate. Interest on the Mortgage accrues at the rate of LIBOR plus 2.5%. The agreement requires quarterly principal payments of $125,000 beginning on August 1, 2000, with a final payment of $5 million in June 2010. The interest rate on the Mortgage was 8.18% on March 31, 2001.

The Revolver is secured by all assets. The Mortgage is secured by the corporate office facility in Andover, Massachusetts. The Revolver and Mortgage require the company to meet certain financial covenants including maintaining a minimum tangible net worth, cash flow and debt coverage ratios, as well as limit the company's ability to incur additional debt, to pay dividends, to purchase capital assets, to sell or dispose of assets, to make additional acquisitions or investments, or to enter into new leases, among other restrictions. The company was in compliance with all covenants on March 31, 2001.

Note 6.  Commitments and Contingencies
--------------------------------------

As a defense contractor, the company is subject to many levels of audit and review, including the Defense Contract Audit Agency (DCAA), the Inspector General, the Defense Criminal Investigative Service, the General Accounting Office, the Department of Justice and Congressional Committees. As a result of certain DCAA audit findings in January 2000, the United States Government temporarily deferred a portion of its payments to the company. At December 31,

2000, $1.0 million in payments were deferred, $0.8 million of which was paid in the first quarter of 2001. In the second quarter of 2001, the government has released the remaining $0.2 million. Both related to and unrelated to its defense industry involvement, the company is, from time to time, involved in audits, lawsuits, claims, administrative proceedings and investigations, and accrues for liabilities associated with these activities, if any, for which the company considers it probable that future expenditures will be made and for which such expenditures can be reasonably estimated. In management's opinion, the outcome from such audits and other matters discussed above is not expected to have a material adverse effect on the company's financial position or results of operations.

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

Summarized financial information by business segment for the three months ended March 31, 2001 and March 31, 2000 are as follows (in thousands of dollars):
--------------------------------------------------------------------------------

                                                                                           Identifiable
                                 Systems                                                    Continuing
                                   and                         Metri-                       Operations
                                 Services       Encoder       graphics       Corporate         Total
                             ---------------------------------------------------------------------------
March 31, 2001
Net sales                        $42,372        $3,490         $2,778      $      -           $48,640
Operating income (loss)            1,713          (297)         1,064             -             2,480
Identifiable assets at
March 31, 2001                    52,053         6,277          2,903           13,243         74,476

March 31, 2000
Net sales                        $41,172        $4,493         $2,125      $      -           $47,790
Operating income                     662           377            473             -             1,512
Identifiable assets at
March 31, 2000                    56,356         6,175          2,556           10,515         75,602

Net sales and operating income (loss) are presented after the elimination of intersegment transactions, which are not material.

During the first quarter of 2001 and 2000, revenue from Department of Defense
(DoD) customers represented approximately 69% and 71% of total revenue from continuing operations, respectively. Revenue earned from one significant DoD contract represented approximately 18% and 16% of total revenue from continuing operations in the first three months of 2001 and 2000, respectively.

Note 8. Sale of Tactical Communications Group
---------------------------------------------

During the first quarter of 2001, the company agreed to sell the assets of its Tactical Communications Group (the "TCG") for $0.3 million and transfer related employees. TCG develops and sells communications software for defense applications. In 2000, TCG recorded revenues of $2.3 million and an after tax loss of $0.9 million. In the fourth quarter of 2000, in anticipation of the sale, the company recorded a $0.4 million impairment provision on the assets of TCG in cost of contract revenue. The gain or loss upon closing of the transaction, planned for the second quarter of 2001, is expected to be immaterial.

Note 9.  Employee Stock Purchase Plan
-------------------------------------

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

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Total revenue increased slightly to $48.6 million in the first quarter of 2001 compared with $47.8 million in the first quarter of 2000. Contract revenue for the Systems and Services segment increased 2.9% to $42.4 million in the first three months of 2001 compared with $41.2 million in the same period last year. The increase was primarily due to growth in services provided to state and federal civil agencies. Revenues from defense services decreased slightly to approximately 69% of total revenue. In the past several months, the company has changed its contractual relationship with two major customers. With these changes, slightly more than $2.0 million of low margin work performed by subcontractors no longer flows through the company's operating results as revenues and cost of sales. Analytically excluding the effect of the eliminated subcontracts in order to understand the trend in defense services work, revenues increased 5% for the first quarter of 2001 when compared with the same quarter a year ago. These increases were mainly in acquisition, logistics, training and depot support services.

Product sales decreased 5.3% to $6.3 million in the first three months of 2001 compared with $6.6 million in the same period of 2000. Encoder Division sales decreased to $3.5 million in the first three months of 2001 from $4.5 million for the same period in 2000. The Encoder Division has been significantly effected by the current economic downturn in high tech and manufacturing. The company expects the lower levels of revenues to continue into the second and third quarters of 2001.

Metrigraphics Division sales increased 30.7% to $2.8 million in the first quarter of 2001 compared to $2.2 million in the first quarter of 2000. The increase was due to growth in the inkjet printer cartridge and medical electronics businesses, as well as other electronic areas.

Total gross margin was $6.8 million and $5.6 million in the first quarter of 2001 and 2000, respectively, representing 14.0% and 11.6% of total revenue in the first three months of 2001 and 2000, respectively. The increase in gross margin resulted primarily from a shift in mix of product and service offerings toward higher margin sales (see discussion below).

Gross margin on contract revenue was $5.1 million and $3.8 million for the first three months of 2001 and 2000, respectively, representing 12.0% and 9.3% of contract revenue in the first quarter of 2001 and 2000, respectively. The increase was due to improved contract pricing, a mix shift toward higher gross margin time and materials work and control of overhead costs, which remained essentially flat in the first quarter of 2001 compared with the same period last year.

As described in Note 2 to the financial statements, the company is in the final stages of completing a major software development project for the State of Colorado. While the company believes it has reasonably estimated and provided for the costs to complete the contract, estimates of project costs will continue to be updated and changes in estimates provided for, as necessary, in each reporting period. Accordingly, there can be no assurances that actual costs on the project will not differ materially from current estimates.


In the first quarter of 2001 and 2000, gross margin on product sales was $1.7 million representing 27.7% and 25.9% of product sales in the first three months of 2001 and 2000, respectively. The increase in the gross margin percentage resulted primarily from a favorable revenue mix shift toward higher gross margin Metrigraphics products. Gross margin for the Metrigraphics Division was 51.8% for the first quarter of 2001, up from 39.5% for the same quarter last year.
The increase resulted entirely from the 30.7% increase in revenue, benefiting from leverage on existing fixed overhead costs. The Encoder Division gross margin decreased to 8.5% in the first quarter of 2001, from 20.4% in the first three months of 2000, resulting primarily from the decline in revenue. While cost reduction actions have been taken, they have not fully offset the lower revenue. The company continues to evaluate the need for further actions.

Selling, engineering and administrative expenses increased 7.1% to $4.3 million in the first three months of 2001 compared with $4.0 million for the same quarter in 2000. The increase reflects three factors; normal cost inflation of approximately 4%, a planned increase in sales and marketing activities and planned expenses associated with employee-centered initiatives.

Net interest expense was $0.2 million and $0.6 million for the first three months of 2001 and 2000, respectively, reflecting lower average debt levels.

Income tax expense for the first quarter of 2001 and 2000 was $0.9 million and $0.4 million, respectively, representing 41% of pre-tax income in both quarters.

In June 1999, the company completed the sale of its previously discontinued Telecommunications Fraud Control business for $1.7 million plus royalties. No royalty income was recognized in the first three months of 2001, however $0.2 million was recorded in the first quarter of 2000. The company may benefit modestly from future royalty payments over the next 15 months, up to a cap of $0.9 million, net of taxes. These receipts will be recorded as gain from discontinued operations, after deducting taxes, when received.

In the fourth quarter of 1999, the company adopted a restructuring plan intended to reduce overhead costs and increase efficiencies. The company recorded a restructuring charge of $1.2 million. The restructuring reserve balance was $0.2 million at December 31, 2000. During the first quarter of 2001, the company expended approximately $0.1 million against the reserve. The remaining restructuring reserve of $0.1 million at March 31, 2001 will be expended during the second quarter of 2001, primarily on continuation pay for employees who had left the company prior to December 31, 2000.

The company's total employment at March 31, 2001 was 1,498, down from 1,504 at December 31, 2000.

The company's funded backlog was $94.3 million at March 31, 2001, up from $89.8 million at December 31, 2000. A portion of the company's backlog is based on annual purchase contracts. The amount of backlog as of any date can be affected by the timing of order receipts and associated deliveries.


Liquidity and Capital Resources

Cash provided for continuing operations in the first quarter of 2001 was $11.1 million primarily resulting from decreased accounts receivable, an income tax refund of $2.2 million, and positive cash earnings partially offset by increased unbilled expenditures and fees on contracts in process. Cash used for continuing operations in the first quarter of 2000 was $0.2 million resulting from increased unbilled expenditures and fees on contracts in process, and decreased accounts payable and other accrued expenses, partially offset by positive cash earnings, increased accrued payroll and employee benefits and decreased receivables.

Cash used for investing activities was $0.7 million and $0.8 million in the first three months of 2001 and 2000, respectively, related to the purchase of property, plant and equipment.

The company's secured revolving credit agreement (the "Revolver") provides for borrowings of up to the lesser of $20 million or 80% of eligible accounts receivable, as defined, and expires on February 10, 2003. Interest on the outstanding balance of the Revolver is payable monthly and prior to February 2001, interest accrued at the prime rate. The agreement included a fee of 0.375% on the unused portion of the Revolver. Commencing in February 2001, the company exercised an option to elect an interest rate of LIBOR plus 2% or the prime rate, and the fee on the unused Revolver was reduced to 0.25%. At March 31, 2001, there was no outstanding balance under the Revolver and the company had $13.6 million of unused credit line available.

The company has a 10-year, $10 million mortgage loan (the "Mortgage") on the company's real estate. Interest on the Mortgage accrues at the rate of LIBOR plus 2.5%. The agreement requires quarterly principal payments of $125,000 beginning on August 1, 2000, with a final payment of $5 million in June 2010. The interest rate on the Mortgage was 8.18% on March 31, 2001.

The Revolver is secured by all assets. The Mortgage is secured by the corporate office facility in Andover, Massachusetts. The Revolver and Mortgage require the company to meet certain financial covenants including maintaining a minimum tangible net worth, cash flow and debt coverage ratios, as well as limit the company's ability to incur additional debt, to pay dividends, to purchase capital assets, to sell or dispose of assets, to make additional acquisitions or investments, or to enter into new leases, among other restrictions. The company was in compliance with all covenants on March 31, 2001.

During the first quarter of 2001, the company agreed to sell the assets of its Tactical Communications Group (the "TCG") for $0.3 million and transfer related employees. TCG develops and sells communications software for defense applications. In 2000, TCG recorded revenues of $2.3 million and an after tax loss of $0.9 million. In the fourth quarter of 2000, in anticipation of the sale, the company recorded a $0.4 million impairment provision on the assets of TCG in cost of contract revenue. The gain or loss upon closing of the transaction, planned for the second quarter of 2001, is expected to be immaterial.

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

Forward-Looking Information

Safe harbor statements under the Private Securities Litigation Reform Act of 1995: Some statements contained or implied in this quarterly report which are not historical fact such as financial forecasts contain forward-looking information. These statements may be identified by forward-looking words such as "expect," "look," "believe," "anticipate," "may," "will" and other forward-looking terminology. Such statements are subject to risks and uncertainties that could cause actual results to differ materially, including uncertainties regarding contractual requirements, actions by customers and actual costs to complete; federal budget matters; government contracting risks, competitive market conditions; customer requirements, schedules and related funding; technological change; uncertainty of future financing; overall economic factors; ability to successfully complete and integrate acquisitions and other matters. These factors are discussed in more detail in the company's Annual Report on Form 10-K for the year ended December 31, 2000. The company assumes no obligation to update any forward-looking information.

                          PART II.  OTHER INFORMATION



Item 6.  (a) Exhibits

    10.14 2000 Employee Stock Purchase Plan (Incorporated by reference to the Registrants' Form S-8 on April 27, 2001)


Item 6.  (b) Reports on Form 8-K

    None

                                   SIGNATURE



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  DYNAMICS RESEARCH CORPORATION
(Registrant)



Date:  May 15, 2001               By:  /s/ David Keleher
                                      --------------------
                                  David Keleher
                                  Vice President and Chief Financial Officer