Form 10-Q
period 2001-06-30
DYNAMICS RESEARCH CORP
filed 2001-08-13
CIK 30822

                                   Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


            [x]     Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                 For the Quarterly Period Ended June 30, 2001.

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

Yes  x     No
   -------   -------

  The number of shares outstanding of the Registrant's Common stock, par value $.10 per share, at July 27, 2001 was 7,673,019 shares.

                         DYNAMICS RESEARCH CORPORATION


                                     INDEX


                                                                             Page
Part I  Financial Information                                                Number
                                                                             ------


Item 1.  Financial Statements

              Consolidated Balance Sheets -
                        June 30, 2001 and December 31, 2000                        3

              Consolidated Statements of Operations -
                        Three Months Ended June 30, 2001 and
                        June 30, 2000                                              4

              Consolidated Statements of Operations -
                        Six Months Ended June 30, 2001 and
                        June 30, 2000                                              5

              Consolidated Statements of Cash Flows -
                        Six Months Ended June 30, 2001 and
                        June 30, 2000                                              6

              Notes to Consolidated Financial Statements                           7

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                         12


Part II.  Other Information

Item 6.       Exhibits and Reports on Form 8-K                                    17


Signature

                         PART I. FINANCIAL INFORMATION

                         DYNAMICS RESEARCH CORPORATION
                          CONSOLIDATED BALANCE SHEETS
           (in thousands of dollars except share and per share data)

                                                                                              (unaudited)
                                                                                             June 30, 2001        December 31, 2000
                                                                                             -------------        -----------------
Assets
Current assets
    Cash and cash equivalents                                                                    $  3,899             $    527
    Receivables, net of allowances of $1,265 in 2001 and $1,096 in 2000                            24,342               31,967
    Unbilled expenditures and fees on contracts in process                                         25,175               24,633
    Inventories                                                                                     3,568                3,208
    Prepaid expenses and other current assets                                                       1,667                3,926
                                                                                                 --------             --------
     Total current assets                                                                          58,651               64,261
    Net property, plant and equipment                                                              14,099               14,441
                                                                                                 --------             --------
     Total assets                                                                                $ 72,750             $ 78,702
                                                                                                 ========             ========
Liabilities and Stockholders' Equity
Current liabilities
    Notes payable                                                                                $      -             $  5,784
    Current portion of long-term debt                                                                 500                  500
    Accounts payable                                                                               11,887               12,843
    Accrued payroll and employee benefits                                                           9,659                9,901
    Other accrued expenses                                                                          3,112                5,711
    Current deferred income taxes                                                                   5,427                4,575
                                                                                                 --------             --------
     Total current liabilities                                                                     30,585               39,314
                                                                                                 --------             --------

    Long-term debt                                                                                  9,000                9,250
    Deferred income taxes                                                                             849                  849

    Commitments and contingencies  (Note 6)

Stockholders' Equity
    Preferred stock, par value, $.10 per share
     5,000,000 shares authorized, none issued                                                           -                    -
    Common stock, par value, $.10 per share:
     Authorized - 30,000,000 shares
     Issued - 9,035,045 shares in 2001 and 8,980,945 in 2000                                          904                  898
     Treasury stock - 1,379,426 shares in 2001
       and 2000, at par value                                                                        (138)                (138)
    Capital in excess of par value                                                                 28,739               28,461
    Retained earnings                                                                               2,811                   68
                                                                                                 --------             --------
      Total stockholders' equity                                                                   32,316               29,289
                                                                                                 --------             --------
         Total liabilities and stockholders' equity                                              $ 72,750             $ 78,702
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

                         DYNAMICS RESEARCH CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           (in thousands of dollars except share and per share data)
                                  (unaudited)




                                                                                Three                           Three
                                                                             Months Ended                    Months Ended
                                                                            June 30, 2001                   June 30, 2000
                                                                            -------------                   -------------
Revenue
   Contract revenue                                                        $    45,168                     $    47,430
   Product sales                                                                 5,416                           7,010
                                                                           -----------                     -----------
    Total revenue                                                               50,584                          54,440

Costs and expenses
   Cost of contract revenue                                                     39,413                          42,131
   Cost of product sales                                                         4,273                           5,094
   Selling, engineering and administrative expenses                              4,148                           4,234
                                                                           -----------                     -----------
    Total operating costs and expenses                                          47,834                          51,459
                                                                           -----------                     -----------

Operating income                                                                 2,750                           2,981

Other expense                                                                      193                               -
Interest expense, net                                                              250                             547
                                                                           -----------                     -----------
Income from continuing operations before provision
   for income taxes                                                              2,307                           2,434

Provision for income taxes                                                         946                             998
                                                                           -----------                     -----------
Income from continuing operations                                                1,361                           1,436

Gain from discontinued operations, net of tax                                       62                              35
                                                                           -----------                     -----------
Net income                                                                 $     1,423                     $     1,471
                                                                           ===========                     ===========
Earnings per share

   Per common share - basic
    Income from continuing operations                                      $      0.18                     $      0.19
    Gain from discontinued operations, net of tax                                 0.01                               -
                                                                           -----------                     -----------
    Net income                                                             $      0.19                     $      0.19
                                                                           ===========                     ===========

   Per common share - diluted
    Income from continuing operations                                      $      0.17                     $      0.19
    Gain from discontinued operations, net of tax                                 0.01                               -
                                                                           -----------                     -----------
    Net income                                                             $      0.18                     $      0.19
                                                                           ===========                     ===========

Weighted average shares outstanding

   Weighted average shares outstanding - basic                               7,620,044                       7,554,880
   Dilutive effect of options                                                  214,088                         268,591
                                                                           -----------                     -----------
   Weighted average shares outstanding - diluted                             7,834,132                       7,823,471
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

                         DYNAMICS RESEARCH CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           (in thousands of dollars except share and per share data)
                                  (unaudited)




                                                                                     Six                             Six
                                                                                 Months Ended                    Months Ended
                                                                                June 30, 2001                   June 30, 2000
                                                                                -------------                   --------------
Revenue
   Contract revenue                                                                $  87,540                       $  88,602
   Product sales                                                                      11,684                          13,628
                                                                                   ---------                       ---------
    Total revenue                                                                     99,224                         102,230

Costs and expenses
   Cost of contract revenue                                                           76,712                          79,460
   Cost of product sales                                                               8,804                           9,999
   Selling, engineering and administrative expenses                                    8,478                           8,278
                                                                                   ---------                       ---------
    Total operating costs and expenses                                                93,994                          97,737
                                                                                   ---------                       ---------

Operating income                                                                       5,230                           4,493

Other expense                                                                            193                               -
Interest expense, net                                                                    492                           1,116
                                                                                   ---------                       ---------

Income from continuing operations before provision
   for income taxes                                                                    4,545                           3,377

Provision for income taxes                                                             1,864                           1,385
                                                                                   ---------                       ---------
Income from continuing operations                                                      2,681                           1,992

Gain from discontinued operations, net of tax                                             62                             206
                                                                                   ---------                       ---------
Net income                                                                         $   2,743                       $   2,198
                                                                                   =========                       =========
Earnings per share

   Per common share - basic
    Income from continuing operations                                              $    0.35                       $    0.26
    Gain from discontinued operations, net of tax                                       0.01                            0.03
                                                                                   ---------                       ---------
    Net income                                                                     $    0.36                       $    0.29
                                                                                   =========                       =========

   Per common share - diluted
    Income from continuing operations                                              $    0.34                       $    0.26
    Gain from discontinued operations, net of tax                                       0.01                            0.02
                                                                                   ---------                       ---------
    Net income                                                                     $    0.35                       $    0.28
                                                                                   =========                       =========

Weighted average shares outstanding

   Weighted average shares outstanding - basic                                     7,612,105                       7,497,842
   Dilutive effect of options                                                        189,108                         263,565
                                                                                   ---------                       ---------
   Weighted average shares outstanding - diluted                                   7,801,213                       7,761,407
                                                                                   =========                       =========


The accompanying notes are an integral part of these consolidated financial statements.

                         DYNAMICS RESEARCH CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands of dollars)
                                  (unaudited)

                                                                                       Six                      Six
                                                                                   Months Ended             Months Ended
                                                                                   June 30, 2001            June 30, 2000
                                                                                   -------------            -------------

Cash provided by operations
   Net income                                                                          $ 2,743                  $ 2,198
   Adjustments to reconcile net income to cash
    provided by (used for) operating activities:
   Loss on disposal of assets                                                              193                        -
   Gain from discontinued operations                                                       (62)                    (206)
   Non-cash stock compensation expense                                                       -                      114
   Depreciation and amortization                                                         1,656                    2,132
   Deferred income taxes                                                                   852                    1,644
                                                                                       -------                  -------
                                                                                         5,382                    5,882
                                                                                       -------                  -------
Cash provided by (used for) working capital
   Receivables                                                                           7,009                   (8,894)
   Unbilled expenditures and fees on contracts in process                               (1,180)                  (3,746)
   Inventories                                                                            (360)                     (63)
   Prepaid expenses and other current assets                                             2,259                      457
   Accounts payable                                                                       (956)                  (3,832)
   Accrued payroll and employee benefits                                                  (242)                   2,540
   Other accrued expenses                                                               (1,499)                     117
                                                                                       -------                  -------
                                                                                         5,031                  (13,421)
                                                                                       -------                  -------
   Net cash provided by (used for) continuing operations                                10,413                   (7,539)
   Net cash provided by (used for) discontinued operations                                  62                      (35)
                                                                                       -------                  -------
   Cash provided by (used for) operating activities                                     10,475                   (7,574)
                                                                                       -------                  -------
Cash provided by (used for) investing activities
   Proceeds from sale of assets                                                            100                        -
   Additions to property, plant and equipment                                           (1,453)                  (1,108)
                                                                                       -------                  -------
   Net cash used for investing activities                                               (1,353)                  (1,108)
                                                                                       -------                  -------
Cash provided by (used for) financing activities
   Repayment of working capital agreement                                                    -                  (19,700)
   Net borrowings (repayments) under revolving credit agreement                         (5,784)                  15,634
   Principal payment under 10-year mortgage                                               (250)                  17,500
   Repayment of interim mortgage                                                             -                   (7,500)
   Proceeds from the exercise of stock options                                             284                      685
                                                                                       -------                  -------
   Net cash provided by (used for) financing activities                                 (5,750)                   6,619
                                                                                       -------                  -------
   Net increase (decrease) in cash and cash equivalents                                  3,372                   (2,063)
   Cash and cash equivalents at the beginning of the period                                527                    2,267
                                                                                       -------                  -------
   Cash and cash equivalents at the end of the period                                  $ 3,899                  $   204
                                                                                       =======                  =======
Supplemental information
   Cash paid for interest                                                              $   529                  $ 1,245
   Cash paid for taxes                                                                 $ 1,059                  $    94

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

Certain information in footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the registrant believes that the disclosures are adequate to make the information presented not misleading. The accompanying consolidated financial statements have not been audited by independent accountants, but in the opinion of the management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of operations. The results of the three-month and six-month periods ended June 30, 2001 may not be indicative of the results for the fiscal year ended December 31, 2001.

Risks, Uncertainties and Use of Estimates
-----------------------------------------

The company is subject to business risks specific to the industries in which it operates, including, but not limited to, estimates of costs to complete contract obligations, changes in government policies and procedures, government contracting issues, changes in demand for inventories, and risks associated with technological development. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ materially from those estimates.

Inventories
-----------

Inventories stated at the lower of cost or market (in thousands of dollars):
-----------------------------------------------------------------------------

                                     June 30, 2001        December 31, 2000
                                     -------------        -----------------
Work in process                         $  348                 $  726
Raw materials and subassemblies          3,220                  2,482
                                        ------                 ------
Total inventories                       $3,568                 $3,208
                                        ======                 ======

Property, Plant and Equipment
-----------------------------

Property, plant and equipment stated at cost  (in thousands of dollars):
------------------------------------------------------------------------------

                                       June 30, 2001     December 31, 2000
                                      --------------     -----------------
Land                                      $ 1,126             $ 1,126
Building                                    7,774               7,774
Machinery and equipment                    46,236              45,133
Leasehold improvements                      2,547               2,551
                                          -------             -------
Total property, plant and equipment        57,683              56,584
Less accumulated depreciation and
     amortization                          43,584              42,143
                                          -------             -------
Net property, plant and equipment         $14,099             $14,441
                                          =======             =======

New Accounting Pronouncements
-----------------------------

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133 (as amended by SFAS No. 137 and SFAS No. 138) was effective January 1, 2001. The adoption of SFAS No. 133 did not have a material impact on the company's financial position or results of operations, because it had no derivative instruments or hedging activities at June 30, 2001.

In June 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. SFAS No. 142 requires that acquired intangible assets be separately recognized if the benefit of the intangible asset is obtained through a contractual or other legal right, or if it can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. Intangible assets previously categorized as goodwill will be required to be separated from goodwill and amortized over an appropriate life. The statement also mandates that goodwill be subject to an annual impairment review by applying a fair-value-based test and eliminates the previous amortization requirement. SFAS No. 142 is effective January 1, 2002 and early adoption is not permitted. The company believes that the adoption of SFAS Nos. 141 and 142 will not have a material impact on the company's financial position or results of operations, because it has no recent acquisitions and no goodwill.

Earnings Per Common Share
-------------------------

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is determined by giving effect to the exercise of stock options using the treasury stock method. Due to their antidilutive effect, 63,800 and 934,800 options were excluded from the calculation of diluted earnings per share in the second quarter and first six months of 2001, respectively. During the second quarter and first six months of 2000, 82,800 options were excluded from the calculation of diluted earnings per share due to their antidilutive effect.

Note 2. Major Contracts
-----------------------

The company is nearing completion of the Colorado child welfare information system, which began in 1997 under a fixed price contract with the State's Department of Human Services. This contract has incurred cost overruns which were provided for, when estimated, in the company's results of operations. Entering 2001, the project was scheduled for completion in the first half of the year, including rollout of the first release of the new child welfare information and management system, plus three releases of increased functionality. The first release of the system was successfully deployed in January 2001, providing 3000 State employees access to a system which allows them to manage Colorado's child welfare cases. Completion of the additional releases was extended from June to August of 2001, and as a result, the company provided for the cost of the schedule extension in the first quarter of 2001. The first release of increased functionality has been recently deployed. During the second quarter of 2001, delays were encountered in the completion of the youth corrections functionality, the final phase of the project. Consequently, at the end of the second quarter of 2001, the company reassessed its resource levels assigned to the project and final completion schedule. As a result, the company has reduced project staff levels and, accordingly, the date for the final release of system functionality has been revised from the third to the fourth quarter of 2001. The cost impact of these changes was included in results of operations for the second quarter of 2001. While the company believes it has reasonably estimated and provided for the costs to complete the Colorado contract, estimates of project costs will continue to be updated and changes in estimates provided for, as necessary, in each reporting period. Accordingly, there can be no assurances that the actual costs on the project will not differ materially from current estimates.

Note 3. Restructuring
---------------------

In the fourth quarter of 1999, the company adopted a restructuring plan intended to reduce overhead costs and increase efficiencies. The company recorded a restructuring charge of $1.2 million. The remaining reserve balance from this action was $0.2 million at December 31, 2000. During the first three months of 2001, the company expended approximately $0.1 million against the reserve. The remaining restructuring reserve of $0.1 million at March 31, 2001 was expended during the second quarter of 2001, primarily on continuation pay for employees who had left the company prior to December 31, 2000.

During the second quarter of 2001, the company provided $0.2 million for involuntary severance costs for approximately 30 employees in the Encoder Division. At June 30, 2001, the remaining balance of this provision was $0.1 million. These costs will be expended in the third quarter of 2001.

Note 4. Discontinued Operations
-------------------------------

In June 1999, the company completed the sale of its previously discontinued Telecommunications Fraud Control business for $1.7 million plus royalties. Royalty income of $62,000 and $0.2 million, after taxes, was recognized in the first six months of 2001 and 2000, respectively. The company may benefit modestly from future royalty payments through July 31, 2002, up to a cap of $0.9 million, net of taxes. These receipts will be recorded as gain from discontinued operations, after deducting taxes, when received.

Note 5. Debt
------------

The company's revolving credit agreement (the "Revolver") provides for borrowings of up to the lesser of $20.0 million or 80% of eligible accounts receivable, as defined, and expires on February 10, 2003. Interest on the outstanding balance of the Revolver is payable monthly and prior to February 2001, interest accrued at the prime rate. The agreement included a fee of 0.375% on the unused portion of the Revolver. Commencing in February 2001, the company exercised an option to elect, on a fixed 30, 60 or 90-day term, an interest rate of LIBOR plus 2% or the prime rate, and the fee on the unused Revolver was reduced to 0.25%.

Effective June 30, 2001, the company and its bank group agreed to amend the revolving credit agreement (the "Amended Revolver") to release the bank group's security interests in the company's assets and to continue the Amended Revolver on an unsecured basis. At June 30, 2001, there was no outstanding balance under the Amended Revolver, and the company had $20.0 million of unused credit line available. Available interest rates on the Amended Revolver at June 30, 2001, were 6.75% under the prime rate option and 5.79% under the 90-day LIBOR rate option.

The company has a 10-year mortgage loan (the "Mortgage") on the company's real estate, with $9.5 million outstanding at June 30, 2001. Interest on the Mortgage accrues at the rate of LIBOR plus 2.5%.

The agreement requires quarterly principal payments of $125,000 beginning on August 1, 2000, with a final payment of $5.0 million in June 2010. The interest rate on the Mortgage was 7.4% on June 30, 2001.

The Mortgage is secured by the corporate office facility in Andover, Massachusetts. The Amended Revolver and Mortgage require the company to meet certain financial covenants including maintaining a minimum tangible net worth, cash flow and debt coverage ratios, as well as limit the company's ability to incur additional debt, to pay dividends, to purchase capital assets, to sell or dispose of assets, to make additional acquisitions or investments, or to enter into new leases, among other restrictions. The company was in compliance with all covenants on June 30, 2001.

Note 6.  Commitments and Contingencies
--------------------------------------

As a defense contractor, the company is subject to many levels of audit and review, including the Defense Contract Audit Agency (the "DCAA"), the Inspector General, the Defense Criminal Investigative Service, the General Accounting Office, the Department of Justice and Congressional Committees. As a result of certain DCAA audit findings in January 2000, the United States Government temporarily deferred a portion of its payments to the company. At December 31, 2000, $1.0 million in payments were deferred, which were remitted in full in the first half of 2001. The company is, from time to time, involved in audits, lawsuits, claims, administrative proceedings and investigations in connection with its defense industry business and other activities, and accrues for liabilities associated with these activities, if any, for which the company considers it probable that future expenditures will be made and for which such expenditures can be reasonably estimated. In management's opinion, the outcome from such audits and other matters discussed above is not expected to have a material adverse effect on the company's financial position or results of operations.

On October 26, 2000, the United States Attorney's Office announced the indictment of two former company employees for conspiracy to defraud the United States Air Force. On July 9, 2001, one of the former employees pled guilty to several of the charges. The government's investigation of the second former employee is ongoing. The United States Attorney's Office has informed the company that it is not a target of the investigation. Separately, the United States Attorney's Office is investigating certain company activity and billing transactions from prior years. The company does not know, at this time, what financial effects, if any, may result to the company from these matters.

Note 7.  Segment Information
----------------------------
Identifiable assets by business segment include both assets directly identified with those operations and an allocable share of jointly used assets.

Summarized financial information by business segment for the three months ended June 30, 2001 and June 30, 2000 are as follows (in thousands of dollars):
-------------------------------------------------------------------------

                                                                                           Identifiable
                                 Systems                                                    Continuing
                                   and                         Metri-                       Operations
                                 Services       Encoder       Graphics       Corporate         Total
                             ---------------------------------------------------------------------------
June 30, 2001
Net sales                       $45,168        $2,727         $2,689        $       -        $50,584
Operating income (loss)           2,490          (550)           810                -          2,750
Identifiable assets at
June 30, 2001                    52,194         5,744          3,072           11,740         72,750

June 30, 2000
Net sales                       $47,430        $4,842         $2,168        $       -        $54,440
Operating income                  1,953           526            502                -          2,981
Identifiable assets at
June 30, 2000                    65,768         6,329          2,691            9,559         84,347

Summarized financial information by business segment for the six months ended June 30, 2001 and June 30, 2000 are as follows (in thousands of dollars):
-------------------------------------------------------------------------

                                                                                          Identifiable
                                 Systems                                                   Continuing
                                   and                        Metri-                       Operations
                                 Services      Encoder       Graphics       Corporate         Total
                             --------------------------------------------------------------------------
June 30, 2001
Net sales                           $87,540       $6,217         $5,467        $       -       $ 99,224
Operating income (loss)               4,203         (847)         1,874                -          5,230
Identifiable assets at
June 30, 2001                        52,194        5,744          3,072           11,740         72,750

June 30, 2000
Net sales                           $88,602       $9,335         $4,293        $       -       $102,230
Operating income                      2,615          903            975                -          4,493
Identifiable assets at
June 30, 2000                        65,768        6,329          2,691            9,559         84,347

Net sales and operating income (loss) are presented after the elimination of intersegment transactions, which are not material.

During the second quarter of 2001 and 2000, revenue from Department of Defense (the "DoD") customers represented approximately 75% and 73% of revenue, respectively, and 72% of revenue for both the first six months of 2001 and 2000. Revenue earned from one significant DoD contract represented approximately 21% and 13% of revenue in the second quarter of 2001 and 2000, respectively, and approximately 20% and 14% of revenue in the first six months of 2001 and 2000, respectively.

Note 8. Sale of Tactical Communications Group
---------------------------------------------

On June 1, 2001, the company completed the sale of its Tactical Communications Group (the "TCG" or the "Group") and the transfer of related employees and assets. The Group developed and sold communications software for defense applications. In 2000, TCG recorded revenue of $2.3 million and an after-tax loss of $0.9 million, including a $0.4 million impairment charge recorded in the fourth quarter of 2000. For the first six months of 2001, TCG recorded revenue of approximately $0.8 million and a loss of $0.5 million. The sale resulted in a net loss of $0.2 million, shown as "Other expense" on the Statements of Operations. Proceeds from the transactions were $0.1 million in cash and a $50,000 note receivable due one year from the date of sale.

Note 9. Stock Plans
-------------------

On January 30, 2001, the company's shareholders approved the 2000 Employee Stock Purchase Plan (the "ESPP"). The ESPP is designed to give eligible employees an opportunity to purchase common stock of the company through accumulated payroll deductions. The purchase price of the stock is equal to 85% of the fair market value of a share of common stock on the first day or last day of each three-month offering period, whichever is lower. All employees of the company or designated subsidiaries who customarily work at least 20 hours per week and do not own five percent or more of the company's common stock are eligible to participate in the purchase plan. A total of 800,000 shares have been reserved for issuance under the ESPP. The program commenced in May 2001.

During the second quarter of 2001, the Board of Directors approved the Executive Long Term Incentive Program (the "ELTIP"), implemented under the provisions of the shareholder approved 2000 Incentive Plan. The ELTIP provides incentives to program participants through a combination of stock options and restricted stock grants which vest fully in seven years. The ELTIP allows for accelerated vesting based on the company's achievement of specified financial performance goals. During the second quarter of 2001, the company granted under this plan stock options totaling 750,000 shares of common stock at fair market value and granted 121,000 shares of restricted common stock with approximately $1.1 million of compensatory value to be amortized over the vesting period of the grant.


Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Total revenue decreased 7.1% to $50.6 million in the second quarter of 2001 compared with $54.4 million in the second quarter of 2000. For the first six months of 2001, total revenue decreased slightly to $99.2 million compared with $102.2 million in the first six months of 2000. The comparison of second quarter revenue on a year-over-year basis is affected by two non-recurring items. First, in the second quarter of 2000, the company made a one-time $4.1 million purchase and resale of equipment to a major customer. Second, the company has changed its contractual relationship with two major customers. With these changes, slightly more than $2 million per quarter, or approximately $5 million for the first six months of 2000, of low margin work performed by subcontractors no longer flows through the company's operating results as revenue and cost of sales. Analytically excluding the effect of the non-recurring items, in order to understand the trend in defense services work, revenue increased 4.6% for the second quarter of 2001 when compared with the same quarter a year ago, and 6.5% for the first six months of 2001 compared with the same period last year. These increases reflect sales growth in government information technology sectors.

Contract revenue for the Systems and Services Segment decreased 4.8% to $45.2 million in the second quarter of 2001 compared with $47.4 million in the same period last year. For the first six months of 2001 and 2000, contract revenue was $87.5 million and $88.6 million, respectively. Excluding the non-recurring items discussed above, Systems and Services revenue increased 9.3% in the second quarter of 2001 compared with the same quarter a year ago, and 10.1% for the first six months compared with the same period last year. The increase came from higher defense sector revenue in acquisition and logistics program support services and systems engineering services, along with higher revenue from federal civilian agencies.

Product sales decreased 22.7%, to $5.4 million in the second quarter of 2001 compared with $7.0 million in the same period of 2000. For the first six months of 2001 and 2000, product revenue was

$11.7 million and $13.6 million, respectively. Encoder Division sales decreased to $2.7 million in the second quarter of 2001 from $4.8 million for the same period in 2000. For the first six months of 2001 and 2000, Encoder Division revenue was $6.2 million and $9.3 million, respectively. The Encoder Division has been significantly affected by the current economic downturn in capital equipment manufacturing. Order rates for the Encoder Division have fallen approximately 45% from levels a year ago, stabilizing between $0.8 million and $0.9 million per month in the second quarter of 2001. Currently, there is no indication of improvement. The company expects the lower levels of revenue to continue for the balance of 2001.

Metrigraphics Division sales increased 24.0% to $2.7 million in the second quarter of 2001 compared with $2.2 million in the second quarter of 2000, and 27.3% to $5.5 million in the first six months of 2001 compared with $4.3 million in the first six months of 2000. Medical electronics customers contributed to growth in the first and second quarters of 2001. Inkjet printer cartridge sales also grew in the first quarter of 2001.

Total gross margin was $6.9 million and $7.2 million in the second quarter of 2001 and 2000, respectively, representing 13.6% and 13.3% of total revenue in the second quarter of 2001 and 2000, respectively. For the first six months of 2001, total gross margin was $13.7 million, or 13.8% of total revenue, compared with $12.8 million, or 12.5% of total revenue for the first six months of 2000.

Gross margin on contract revenue was $5.8 million and $5.3 million for the second quarter of 2001 and 2000, respectively, representing 12.7% and 11.2% of contract revenue in the second quarter of 2001 and 2000, respectively. For the first six months of 2001, contract revenue gross margin was $10.8 million, or 12.4% of total contract revenue, compared with $9.1 million, or 10.3% of contract revenue for the first six months of 2000. In the second quarter and the first six months of 2001, the increase in gross margin when compared with the same periods last year, was due to improved contract pricing, a mix shift toward higher gross margin time and materials work and control of overhead costs. Second quarter 2001 results included incremental loss provisions of approximately $1.2 million when compared to the same period a year ago, primarily related to the Colorado project (see Note 2). These provisions were fully offset by $1.2 million of contract close out credits in the second quarter of 2001. While the company believes it has reasonably estimated and provided for the costs to complete the Colorado contract, estimates of project costs will continue to be updated and changes in estimates provided for, as necessary, in each reporting period. Accordingly, there can be no assurances that the actual costs on the project will not differ materially from current estimates.

In the second quarter of 2001 and 2000, gross margin on product sales was $1.1 million and $1.9 million, respectively, representing 21.1% and 27.3% of product sales for the second quarter of 2001 and 2000, respectively. Gross margin on product sales was $2.9 million and $3.6 million for the first six months of 2001 and 2000, respectively, representing 24.7% and 26.6% of product sales for the first six months of 2001 and 2000, respectively. The decrease in the gross margin resulted from the decline in Encoder revenue. The Encoder Division gross margin was at break-even in the second quarter of 2001, down from $1.1 million, or 22.4%, in the second quarter of 2000. For the first six months of 2001 and 2000, Encoder gross margin was $0.3 million and $2.0 million, respectively, representing 4.2% and 21.4%, of Encoder revenue for the first six months of 2001 and 2000, respectively. While the company has taken actions to reduce costs, they have not fully offset the lower revenue. The company continues to evaluate the need for further action.

Gross margin percentage for the Metrigraphics Division was 43.8% for the second quarter of 2001, up from 38.3% for the same quarter last year. For the first six months of 2001 and 2000, Metrigraphics gross margin was $2.6 million and $1.7 million, respectively, representing 47.9% and 38.9%, of Metrigraphics revenue for the first six months of 2001 and 2000, respectively. The increase resulted entirely from higher revenue, benefiting from leverage on existing fixed overhead costs.

Operating expenses, which include selling, engineering and administrative costs, decreased slightly to $4.1 million in the second quarter of 2001 compared with $4.2 million for the same period in 2000. For the first six months of 2001 and 2000, operating expenses were $8.5 million and $8.3 million, respectively. As in the first quarter of 2001, the company has continued with a planned increase in sales and marketing activities and expense. These increases were fully offset by lower general and administrative expenses.

On June 1, 2001, the company completed the sale of its Tactical Communications Group (the "TCG" or the "Group") and the transfer of related employees and assets. The Group developed and sold communications software for defense applications. In 2000, TCG recorded revenue of $2.3 million and an after tax-loss of $0.9 million, including a $0.4 million impairment charge recorded in the fourth quarter of 2000. For the first six months of 2001, TCG recorded revenue of approximately $0.8 million and a loss of $0.5 million. The sale resulted in a net loss of $0.2 million, shown as "Other expense" on the Statements of Operations. Proceeds from the transactions were $0.1 million in cash and a $50,000 note receivable, due in one year from the date of sale.

Net interest expense was $0.3 million and $0.5 million for the second quarter of 2001 and 2000, respectively, and $0.5 million and $1.1 million for the first six months of 2001 and 2000, respectively, reflecting lower average debt levels and interest rates.

Income tax expense for the second quarter of 2001 and 2000 was $0.9 million and $1.0 million, respectively, representing 41% of pre-tax income in both quarters. For the first six months of 2001 and 2000, income tax expense was $1.9 million and $1.4 million, respectively, also representing 41% of pre-tax income in both periods.

In June 1999, the company completed the sale of its previously discontinued Telecommunications Fraud Control business for $1.7 million plus royalties. Royalty income of $62,000 and $0.2 million, after taxes, was recognized in the first six months of 2001 and 2000, respectively. The company may benefit modestly from future royalty payments through July 31, 2002, up to a cap of $0.9 million, net of taxes. These receipts will be recorded as gain from discontinued operations, after deducting taxes, when received.

The company's total employment at June 30, 2001 was 1,520, up from 1,504 at December 31, 2000.

The company's funded backlog was $102.4 million at June 30, 2001, up from $89.8 million at December 31, 2000. A portion of the company's backlog is based on annual purchase contracts. The amount of backlog as of any date can be affected by the timing of order receipts and associated deliveries.

Liquidity and Capital Resources

Cash provided by continuing operations in the first six months of 2001 was $10.4 million primarily resulting from decreased accounts receivable, positive cash earnings and an income tax refund of $2.2 million partially offset by increased unbilled expenditures and fees on contracts in process and decreased other accrued expenses and accounts payable. Cash used for continuing operations in the first six months of 2000 was $7.5 million resulting from increased receivables and unbilled expenditures and fees on contracts in process, and decreased accounts payable, partially offset by positive cash earnings and increased accrued payroll and employee benefits.

Cash used for investing activities was $1.4 million and $1.1 million in the first six months of 2001 and 2000, respectively, related to the purchase of property, plant and equipment.

At June 30, 2001, there was no outstanding balance under the Amended Revolver and the company had $20.0 million of unused credit line available (see Note 5).

The company has a 10-year mortgage loan (the "Mortgage") on the company's real estate, with $9.5 million outstanding at June 30, 2001. Interest on the Mortgage accrues at the rate of LIBOR plus 2.5%. The agreement requires quarterly principal payments of $125,000 beginning on August 1, 2000, with a final payment of $5.0 million in June 2010. The interest rate on the Mortgage was 7.4% on June 30, 2001.

The company's prospective cash flows are subject to certain trends, events and uncertainties, including demands for capital to support growth, economic conditions, government payment practices and contractual matters. The company's capital expenditures are expected to be in the range of $5 million in 2001, primarily for technology advancements, facilities and infrastructure improvements and capacity expansion in support of growth and operational performance enhancement.

As a defense contractor, the company is subject to many levels of audit and review, including the Defense Contract Audit Agency, the Inspector General, the Defense Criminal Investigative Service, the General Accounting Office, the Department of Justice and Congressional Committees. Both related to and unrelated to its defense industry involvement, the company is, from time to time, involved in audits, lawsuits, claims, administrative proceedings and investigations, and accrues for liabilities associated with these activities, if any, for which the company considers it probable that future expenditures will be made and for which such expenditures can be reasonably estimated. In management's opinion, the outcome from such audits and other matters discussed above is not expected to have a material adverse effect on the company's financial position or results of operations.

On October 26, 2000, the United States Attorney's Office announced the indictment of two former company employees for conspiracy to defraud the United States Air Force. On July 9, 2001, one of the former employees pled guilty to several of the charges. The government's investigation of the second former employee is ongoing. The United States Attorney's Office has informed the company that it is not a target of the investigation. Separately, the United States Attorney's Office is investigating certain company activity and billing transactions from prior years. The company does not know, at this time, what financial effects, if any, may result to the company from these matters.

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

                          PART II.  OTHER INFORMATION



Item 6.  (a) Exhibits

   10.15 Third Amendment to Loan and Security Agreement dated as of June 30, 2001 by and between Dynamics Research Corporation and Brown Brothers Harriman & Co. and First Massachusetts Bank, N.A., f/k/a Family Bank, FSB.

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



                                  DYNAMICS RESEARCH CORPORATION
                                         (Registrant)



Date:  August 10, 2001        By:  /s/ David Keleher
                                  --------------------
                                  David Keleher
                                  Vice President and Chief Financial Officer