Form 10-Q
period 2001-09-30
DYNAMICS RESEARCH CORP
filed 2001-11-13
CIK 30822

                                   Form 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


           [x]     Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
              For the Quarterly Period Ended September 30, 2001.

                                      OR

           [_]    Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                For the Transition Period from ___ to ___.

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

Yes  x  No___.
    ---

  The number of shares outstanding of the Registrant's Common stock, par value $.10 per share, at November 5, 2001 was 7,907,783 shares.

                         DYNAMICS RESEARCH CORPORATION


                                     INDEX

                                                                          Page
Part I  Financial Information                                            Number
                                                                         ------

        Item 1.Financial Statements

               Consolidated Balance Sheets -
                      September 30, 2001 and December 31, 2000                3

               Consolidated Statements of Operations -
                      Three Months Ended September 30, 2001 and
                      September 30, 2000                                      4

               Consolidated Statements of Operations -
                      Nine Months Ended September 30, 2001 and
                      September 30, 2000                                      5

               Consolidated Statements of Cash Flows -
                      Nine Months Ended September 30, 2001 and
                      September 30, 2000                                      6

               Notes to Consolidated Financial Statements                     7

        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations               13


Part II. Other Information

        Item 6.Exhibits and Reports on Form 8-K                              17


Signature                                                                    18

                         PART I. FINANCIAL INFORMATION

                         DYNAMICS RESEARCH CORPORATION
                          CONSOLIDATED BALANCE SHEETS
           (in thousands of dollars except share and per share data)


                                                                              (unaudited)
Assets                                                                     September 30, 2001      December 31, 2000
------                                                                     ------------------      -----------------
Current assets
    Cash and cash equivalents                                                 $         9,317        $           527
    Receivables, net of allowances of $1,413 in 2001 and $1,096 in 2000                25,111                 31,967
    Unbilled expenditures and fees on contracts in process                             24,605                 24,633
    Inventories                                                                         3,420                  3,208
    Prepaid expenses and other current assets                                           1,166                  3,926
                                                                           -------------------     ------------------
     Total current assets                                                              63,619                 64,261

    Net property, plant and equipment                                                  14,521                 14,441

                                                                           -------------------     ------------------
     Total assets                                                             $        78,140        $        78,702
                                                                           ===================     ==================

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities
    Notes payable                                                             $             -        $         5,784
    Current portion of long-term debt                                                     500                    500
    Accounts payable                                                                   12,039                 12,843
    Accrued payroll and employee benefits                                              10,565                  9,901
    Other accrued expenses                                                              4,032                  5,711
    Current deferred income taxes                                                       6,492                  4,575
                                                                           -------------------     ------------------
     Total current liabilities                                                         33,628                 39,314
                                                                           -------------------     ------------------

    Long-term debt                                                                      8,875                  9,250
    Deferred income taxes                                                                 849                    849

    Commitments and contingencies  (Note 6)

Stockholders' Equity
    Preferred stock, par value, $.10 per share
     5,000,000 shares authorized, none issued                                               -                      -
    Common stock, par value, $.10 per share:
     Authorized - 30,000,000 shares
     Issued - 9,216,727 shares in 2001 and 8,980,945 in 2000                              922                    898
     Treasury stock - 1,379,426 shares in 2001
       and 2000, at par value                                                            (138)                  (138)
    Capital in excess of par value                                                     30,252                 28,461
    Unearned compensation                                                              (1,037)                     -
    Retained earnings                                                                   4,789                     68
                                                                           -------------------     ------------------
      Total stockholders' equity                                                       34,788                 29,289
                                                                           -------------------     ------------------
          Total liabilities and stockholders' equity                          $        78,140        $        78,702
                                                                           ===================     ==================

The accompanying notes are an integral part of these consolidated financial statements.

                         DYNAMICS RESEARCH CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands of dollars except share data)
                                  (unaudited)

                                                                              Three                  Three
                                                                          Months Ended           Months Ended
                                                                       September 30, 2001     September 30, 2000
                                                                       ------------------     ------------------
Revenue
   Contract revenue                                                    $           45,091     $           41,643
   Product sales                                                                    5,154                  6,733
                                                                       ------------------     ------------------
    Total revenue                                                                  50,245                 48,376

Costs and expenses
   Cost of contract revenue                                                        38,655                 37,429
   Cost of product sales                                                            3,906                  4,690
   Selling, engineering and administrative expenses                                 4,188                  3,556
                                                                       ------------------     ------------------
    Total operating costs and expenses                                             46,749                 45,675

Operating income                                                                    3,496                  2,701

Interest expense, net                                                                 144                    417
                                                                       ------------------     ------------------

Income before provision for income taxes                                            3,352                  2,284

Provision for income taxes                                                          1,374                    934
                                                                       ------------------     ------------------
Net income                                                             $            1,978     $            1,350
                                                                       ==================     ==================


Earnings per share
------------------

   Net income per common share - basic                                 $             0.26     $             0.18

   Net income per common share - diluted                               $             0.24     $             0.17


Weighted average shares outstanding
-----------------------------------
   Weighted average shares outstanding - basic                                  7,693,060              7,578,859
   Dilutive effect of options                                                     499,300                270,900
                                                                       ------------------     ------------------
   Weighted average shares outstanding - diluted                                8,192,360              7,849,759
                                                                       ==================     ==================

The accompanying notes are an integral part of these consolidated financial statements.

                         DYNAMICS RESEARCH CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands of dollars except share data)
                                  (unaudited)


                                                                                              Nine                     Nine
                                                                                          Months Ended             Months Ended
                                                                                       September 30, 2001       September 30, 2000
                                                                                       ------------------       ------------------
Revenue
   Contract revenue                                                                        $      132,631         $        130,245
   Product sales                                                                                   16,837                   20,361
                                                                                       ------------------       ------------------
    Total revenue                                                                                 149,468                  150,606

Costs and expenses
   Cost of contract revenue                                                                       115,367                  116,889
   Cost of product sales                                                                           12,710                   14,689
   Selling, engineering and administrative expenses                                                12,665                   11,834
                                                                                       ------------------       ------------------
    Total operating costs and expenses                                                            140,742                  143,412

Operating income                                                                                    8,726                    7,194

Other expense                                                                                         193                        -
Interest expense, net                                                                                 636                    1,533
                                                                                       ------------------       ------------------

Income from continuing operations before provision
   for income taxes                                                                                 7,897                    5,661

Provision for income taxes                                                                          3,238                    2,319
                                                                                       ------------------       ------------------


Income from continuing operations                                                                   4,659                    3,342

Gain from discontinued operations, net of tax                                                          62                      206
                                                                                       ------------------       ------------------
Net income                                                                                 $        4,721         $          3,548
                                                                                       ==================       ==================

Earnings per share
------------------

   Per common share - basic                                                                $        0.61         $            0.44
    Income from continuing operations                                                               0.01                      0.03
    Gain from discontinued operations, net of tax                                      ------------------       ------------------
                                                                                           $        0.62          $           0.47
    Net income                                                                         ==================       ==================


   Per common share - diluted
    Income from continuing operations                                                      $        0.59          $           0.43
    Gain from discontinued operations, net of tax                                                   0.01                      0.03
                                                                                       ------------------       ------------------
    Net income                                                                             $        0.60          $           0.46
                                                                                       ==================       ==================

Weighted average shares outstanding
-----------------------------------
   Weighted average shares outstanding - basic                                                 7,640,135                 7,523,033
   Dilutive effect of options                                                                    257,949                   268,030
                                                                                       ------------------       ------------------
   Weighted average shares outstanding - diluted                                               7,898,084                 7,791,063
                                                                                       ==================       ==================

The accompanying notes are an integral part of these consolidated financial statements.

                         DYNAMICS RESEARCH CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands of dollars)
                                  (unaudited)

                                                                             Nine                           Nine
                                                                         Months Ended                   Months Ended
                                                                       September 30, 2001            September 30, 2000
                                                                       ------------------            ------------------
Cash provided by operations
   Net income                                                            $        4,721                  $       3,548
   Adjustments to reconcile net income to cash
    provided by (used for) operating activities:
   Loss on disposal of assets                                                       193                              -
   Gain from discontinued operations                                                (62)                          (206)
   Non-cash stock compensation expense                                               45                            114
   Depreciation and amortization                                                  2,497                          2,921
   Deferred income taxes                                                          1,917                          2,413
                                                                         ---------------                 --------------
                                                                                  9,311                          8,790
                                                                         ---------------                 --------------

Cash provided by (used for) working capital
   Receivables                                                                    6,240                         (2,926)
   Unbilled expenditures and fees on contracts in process                          (610)                         1,459
   Inventories                                                                     (212)                          (311)
   Prepaid expenses and other current assets                                      2,760                             37
   Accounts payable                                                                (804)                        (2,761)
   Accrued payroll and employee benefits                                            664                          1,477
   Other accrued expenses                                                          (579)                        (1,483)
                                                                         ---------------                 --------------
                                                                                  7,459                         (4,508)
                                                                         ---------------                 --------------

   Net cash provided by continuing operations                                    16,770                          4,282
   Net cash provided by (used for) discontinued operations                           62                            (35)
                                                                         ---------------                 --------------
   Cash provided by operating activities                                         16,832                          4,247
                                                                         ---------------                 --------------

Cash provided by (used for) investing activities
   Proceeds from sale of assets                                                     100                              -
   Additions to property, plant and equipment                                    (2,716)                        (1,599)
                                                                         ---------------                 --------------
   Net cash used for investing activities                                        (2,616)                        (1,599)
                                                                         ---------------                 --------------

Cash provided by (used for) financing activities
   Net borrowings (repayments) under revolving credit agreement                  (5,784)                         4,696
   Repayment of working capital agreement                                             -                        (19,700)
   Proceeds from mortgage agreements                                                  -                         17,500
   Repayment of interim mortgage                                                      -                         (7,500)
   Principal payment under 10-year mortgage                                        (375)                          (125)
   Proceeds from stock plans                                                        733                            742
                                                                         ---------------                 --------------
   Net cash used for financing activities                                        (5,426)                        (4,387)
                                                                         ---------------                 --------------

   Net increase (decrease) in cash and cash equivalents                           8,790                         (1,739)
   Cash and cash equivalents at the beginning of the period                         527                          2,267
                                                                         ---------------                 --------------
   Cash and cash equivalents at the end of the period                    $        9,317                  $         528
                                                                         ===============                 ==============

Supplemental information
   Cash paid for interest                                                $          707                  $       1,785
   Cash paid for taxes                                                   $        1,065                  $         253

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

Certain information in footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the registrant believes that the disclosures are adequate to make the information presented not misleading. The accompanying consolidated financial statements have not been audited by independent accountants, but in the opinion of the management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of operations. The results of the three-month and nine-month periods ended September 30, 2001 may not be indicative of the results for the fiscal year ended December 31, 2001.

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

Inventories
-----------

Inventories stated at the lower of cost or market (in thousands of dollars):
----------------------------------------------------------------------------

                                     September 30, 2001     December 31, 2000
                                     ------------------     -----------------
Work in process                      $              342     $             726
Raw materials and subassemblies                   3,078                 2,482
                                     ------------------     -----------------
Total inventories                    $            3,420     $           3,208
                                     ==================     =================

Property, Plant and Equipment
-----------------------------

Property, plant and equipment stated at cost  (in thousands of dollars):
------------------------------------------------------------------------------


                                       September 30, 2001    December 31, 2000
                                       ------------------    -----------------
Land                                   $            1,126    $           1,126
Building                                            8,435                7,774
Machinery and equipment                            46,662               45,133
Leasehold improvements                              2,723                2,551
                                       ------------------    -----------------
Total property, plant and equipment                58,946               56,584
Less accumulated depreciation and
     Amortization                                  44,425               42,143
                                       ------------------    -----------------
Net property, plant and equipment      $           14,521    $          14,441
                                       ==================    =================

New Accounting Pronouncements
-----------------------------

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133 (as amended by SFAS No. 137 and SFAS No. 138) was effective January 1, 2001. The adoption of SFAS No. 133 did not have a material impact on the company's financial position or results of operations, because it has no derivative instruments or hedging activities.

In June 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method. It also specifies the types of acquired intangible assets required to be recognized and reported separately from goodwill. SFAS No. 142 will require that goodwill and certain intangibles no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 is required to be applied starting with fiscal years beginning after December 15, 2001. The company believes that the adoption of SFAS Nos. 141 and 142 will not have a material impact on the company's financial position or results of operations, because it currently has no goodwill or other intangible assets recorded.

Earnings Per Common Share
-------------------------

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is determined by giving effect to the exercise of stock options using the treasury stock method. Due to their antidilutive effect, 41,800 options were excluded from the calculation of diluted earnings per share in the first nine months of 2001. During the third quarter and first nine months of 2000, 62,800 and 82,800 options, respectively, were excluded from the calculation of diluted earnings per share due to their antidilutive effect.

Note 2. Major Contracts
-----------------------

The company is nearing completion of the Colorado child welfare information system, which began in 1997 under a fixed price contract with the State's Department of Human Services. This contract has incurred cost overruns which were provided for, when estimated, in the company's results of operations. Entering 2001, the project was scheduled for completion in the first half of the year, including rollout of the first release of the new child welfare information and management system, plus three releases of increased functionality. The first release of the system was successfully deployed in January 2001, providing 3000 State employees access to a system that allows them to manage Colorado's child welfare cases. Completion of the additional releases was extended from June to August of 2001, and as a result, the company provided for the cost of the schedule extension in the first quarter of 2001. The first release of increased functionality was deployed in the second quarter of 2001. During the second quarter of 2001, delays were encountered in the completion of the youth corrections functionality, the final phase of the project. Consequently, at the end of the second quarter of 2001, the company reassessed its resource levels assigned to the project and final completion schedule. As a result, the company has reduced project staff levels and, accordingly, the date for the final release of system functionality has been revised from the third to the fourth quarter of 2001. The cost impact of these changes was included in results of operations for the second quarter of 2001. While the company believes it has reasonably estimated and provided for the costs to complete the Colorado contract, estimates of project costs will continue to be updated and changes in estimates provided for, as necessary, in each reporting period until completion. Accordingly, there can be no assurances that the actual costs on the project will not differ materially from current estimates.

Note 3. Restructuring
---------------------

In the fourth quarter of 1999, the company adopted a restructuring plan intended to reduce overhead costs and increase efficiencies. The company recorded a restructuring charge of $1.2 million. The remaining reserve balance from this action was $0.2 million at December 31, 2000. During the first six months of 2001, the company expended the remaining restructuring reserve, primarily for continuation pay for employees who had left the company prior to December 31, 2000.

During the second and third quarters of 2001, the company provided $0.3 million for involuntary severance costs for approximately 45 employees in the Encoder Division. At September 30, 2001, the remaining balance of this provision was $0.2 million. These costs will be expended in the fourth quarter of 2001, primarily for continuation pay.

Note 4. Discontinued Operations
-------------------------------

In June 1999, the company completed the sale of its previously discontinued Telecommunications Fraud Control business for $1.7 million plus royalties. Royalty income of $62,000 and $0.2 million, after taxes, was recognized in the first nine months of 2001 and 2000, respectively. The company may benefit modestly from future royalty payments through July 31, 2002, up to a cap of $0.9 million, net of taxes. These receipts will be recorded as gain from discontinued operations, after deducting taxes, when received.

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

Effective June 30, 2001, the company and its bank group agreed to amend the revolving credit agreement (the "Amended Revolver") to release the bank group's security interests in the company's assets and to continue the Amended Revolver on an unsecured basis. At September 30, 2001, there was no outstanding balance under the Amended Revolver, and the company had $20.0 million of unused credit line available. Available interest rates on the Amended Revolver at September 30, 2001, were 6.0% under the prime rate option and 4.59% under the 90-day LIBOR rate option.

The company has a 10-year mortgage loan (the "Mortgage") on the company's real estate, with $9.4 million outstanding at September 30, 2001. Interest on the Mortgage accrues at the rate of LIBOR plus 2.5%. The agreement requires quarterly principal payments of $125,000 beginning on August 1, 2000, with a final payment of $5.0 million in June 2010. The interest rate on the Mortgage, under the 90-day LIBOR option elected at July 16, 2001, was 6.3% on September 30, 2001.

The Mortgage is secured by the corporate office facility in Andover, Massachusetts. The Amended Revolver and Mortgage require the company to meet certain financial covenants including maintaining a minimum tangible net worth, cash flow and debt coverage ratios, as well as limit the company's ability to incur additional debt, to pay dividends, to purchase capital assets, to sell or dispose of assets, to make additional acquisitions or investments, or to enter into new leases, among other restrictions. The company was in compliance with all covenants on September 30, 2001.

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

On October 26, 2000, the United States Attorney's Office announced the indictment of two former company employees for conspiracy to defraud the United States Air Force. Both former employees have pleaded guilty to several of the charges and are scheduled to be sentenced in February 2002. The United States Attorney's Office has informed the company that it is not a target of the investigation. Separately, the United States Attorney's Office is investigating certain company activity and billing transactions from prior years. The company does not know, at this time, what financial effects, if any, may result to the company from these matters.

Note 7.  Segment Information
----------------------------

Identifiable assets by business segment include both assets directly identified with those operations and an allocable share of jointly used assets.

Summarized financial information by business segment for the three months ended September 30, 2001 and September 30, 2000 are as follows (in thousands of dollars):
-------------------------------------------------------------------------------

                                                                                             Identifiable
                                 Systems                                                      Continuing
                                   and                          Metri-                        Operations
                                 Services       Encoder        Graphics       Corporate         Total
                             -----------------------------------------------------------------------------
September 30, 2001
Net sales                        $ 45,091       $ 2,242        $  2,912       $       -      $   50,245
Operating income (loss)             3,039          (645)          1,102               -           3,496
Identifiable assets at
September 30, 2001                 52,953         5,292           3,568          16,327          78,140

September 30, 2000
Net sales                        $ 41,643       $ 4,074        $  2,659       $       -      $   48,376
Operating income                    1,515           203             983               -           2,701
Identifiable assets at
September 30, 2000                 55,307         5,925           3,257           9,379          73,868

Summarized financial information by business segment for the nine months ended September 30, 2001 and September 30, 2000 are as follows (in thousands of dollars):
------------------------------------------------------------------------------

                                                                                             Identifiable
                                   Systems                                                    Continuing
                                     and                         Metri-                       Operations
                                   Services       Encoder       Graphics       Corporate         Total
                                   ---------------------------------------------------------------------------
September 30, 2001
Net sales                          $132,631       $ 8,459       $  8,378       $       -     $  149,468
Operating income (loss)               7,242        (1,492)         2,976               -          8,726
Identifiable assets at
September 30, 2001                   52,953         5,292          3,568          16,327         78,140

September 30, 2000
Net sales                          $130,245       $13,409       $  6,952       $       -     $  150,606
Operating income                      4,130         1,106          1,958               -          7,194
Identifiable assets at
September 30, 2000                   55,307         5,925          3,257           9,379         73,868

Net sales and operating income (loss) are presented after the elimination of intersegment transactions, which are not material.

During the third quarter of 2001 and 2000, revenue from Department of Defense (the "DoD") customers represented approximately 73% and 74% of revenue, respectively, and approximately 72% and 73% of revenue for the first nine months of 2001 and 2000, respectively. Revenue earned from one significant

DoD contract represented approximately 20% and 18% of revenue in the third quarter of 2001 and 2000, respectively, and approximately 20% and 15% of revenue in the first nine months of 2001 and 2000, respectively.

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

Note 9. Stock Plans
-------------------

On January 30, 2001, the company's shareholders approved the 2000 Employee Stock Purchase Plan (the "ESPP"). The ESPP is designed to give eligible employees an opportunity to purchase common stock of the company through accumulated payroll deductions. The purchase price of the stock is equal to 85% of the fair market value of a share of common stock on the first day or last day of each three-month offering period, whichever is lower. All employees of the company or designated subsidiaries who customarily work at least 20 hours per week and do not own five percent or more of the company's common stock are eligible to participate in the purchase plan. A total of 800,000 shares have been reserved for issuance under the ESPP. The program commenced in May 2001 and as of September 30, 2001, 30,282 shares have been issued through the plan.

During the second quarter of 2001, the Board of Directors approved the Executive Long Term Incentive Program (the "ELTIP"), implemented under the provisions of the shareholder approved 2000 Incentive Plan. The ELTIP provides incentives to program participants through a combination of stock options and restricted stock grants which vest fully in seven years. The ELTIP allows for accelerated vesting based on the company's achievement of specified financial performance goals. During the second quarter of 2001, the company granted under this plan stock options totaling 750,000 shares of common stock at fair market value and granted 121,000 shares of restricted common stock with approximately $1.1 million of compensatory value to be amortized over the vesting period of the grant. In the third quarter of 2001, the company recognized approximately $45,000 of compensation expense under this plan.

Note 10. Supplemental Information
---------------------------------

Direct margin as a percentage of revenue (in thousands of dollars):
-------------------------------------------------------------------

                                                  Quarter ended                   Nine months ended
                                                  September 30,                     September 30,
                                                2001           2000             2001              2000
                                             ----------   ------------     -------------      -----------
Systems and services direct margin           $19,081      $   16,723       $   54,553         $  50,431
As a percentage of contract revenue             42.3%           40.2%            41.1%             38.7%

Total company direct margin                  $22,682      $   21,586       $   66,473         $  64,644
As a percentage of total revenue                45.1%           44.6%            44.5%             42.9%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Total revenue increased 3.9% to $50.2 million in the third quarter of 2001 compared with $48.4 million in the third quarter of 2000. For the first nine months of 2001, total revenue decreased slightly to $149.5 million compared with $150.6 million in the first nine months of 2000. During 2001, the company changed its contractual relationship with two major customers, moving from a prime contractor position to one as a subcontractor. Further, work that was previously subcontracted through the company is now directed to other companies which were awarded the prime contracts. As a result of these changes, $2.7 million in the third quarter, and approximately $7.5 million in the first nine months of 2000, of low margin work performed by subcontractors to the company no longer flows through the company's operating results as revenue and cost of sales in 2001. The comparison of the nine-month period revenue on a year-over-year basis is also affected by a one-time $4.1 million purchase and resale of equipment to a major customer in the second quarter of 2000. Analytically excluding the effect of the non-recurring items, in order to understand the trend in defense services work, revenue increased 10.0% and 7.5% in the third quarter and the first nine months of 2001, respectively, compared with the same periods last year. These increases reflect sales growth in government information technology sectors.

Contract revenue for the Systems and Services Segment increased 8.3% to $45.1 million in the third quarter of 2001 compared with $41.6 million in the same period last year. For the first nine months of 2001 and 2000, contract revenue was $132.6 million and $130.2 million, respectively. Excluding the non-recurring items discussed above, Systems and Services revenue increased 15.8% and 11.8% for the third quarter and the first nine months of 2001, respectively, compared with the same period last year.

The terrorist attacks of September 11, 2001 have greatly impacted the company's defense department customers, which represent approximately 72% of the company's business. The company believes that significant workload impacts of the increased operational activity have yet to be felt by the company and, for the most part, the company's offices are operating at near normal workload levels at the present time. The closure of several bases during the week of September 11, 2001 resulted in the loss of approximately $0.3 million in revenues during the third quarter of 2001.

Product sales for the Precision Manufacturing Group, which consists of the Encoder and Metrigraphics Divisions, decreased $1.6 million to $5.2 million in the third quarter of 2001 compared with the same period of 2000. For the first nine months of 2001 and 2000, product revenue was $16.8 million and $20.4 million, respectively. Encoder Division sales decreased to $2.2 million in the third quarter of 2001 from $4.1 million for the same period in 2000. For the first nine months of 2001 and 2000, Encoder Division revenue was $8.5 million and $13.4 million, respectively. The Encoder Division has been significantly affected by the current economic downturn in capital equipment manufacturing. Currently, there is no indication of improvement, and the company expects the lower levels of revenue to continue at least into the first quarter of 2002. Metrigraphics Division sales increased 9.5% to $2.9 million in the third quarter of 2001 compared with $2.7 million in the third quarter of 2000, and 20.5% to $8.4 million in the first nine months of 2001 compared with $7.0 million in the first nine months of 2000. Medical electronics customers contributed to growth in the third quarter and first nine months of 2001. The company remains cautious about the potential for further economic weakness negatively impacting the Encoder and Metrigraphics Divisions.

Total gross margin was $7.7 million and $6.3 million in the third quarter of 2001 and 2000, respectively, representing 15.3% and 12.9% of total revenue in the third quarter of 2001 and 2000, respectively. For the first nine months of 2001, total gross margin was $21.4 million, or 14.3% of total revenue, compared with $19.0 million, or 12.6% of total revenue for the first nine months of 2000.

Gross margin on contract revenue was $6.4 million and $4.2 million for the third quarter of 2001 and 2000, respectively, representing 14.3% and 10.1% of contract revenue in the third quarter of 2001 and 2000, respectively. For the first nine months of 2001, contract revenue gross margin was $17.3 million, or 13.0% of total contract revenue, compared with $13.4 million, or 10.3% of contract revenue for the first nine months of 2000. In the third quarter and the first nine months of 2001, the increase in gross margin when compared with the same periods last year, was due to improved contract pricing, a mix shift toward higher gross margin time and materials work and control of overhead costs. Time and materials contracts represent more than 50% of total systems and services revenue. The results for the first nine months of 2001 included incremental loss provisions of approximately $0.6 million when compared to the same period a year ago, primarily related to the Colorado project (see Note 2). These provisions were more than offset by $1.2 million of contract close out credits in the second quarter of 2001. While the company believes it has reasonably estimated and provided for the costs to complete the Colorado contract, estimates of project costs will continue to be updated and changes in estimates provided for, as necessary, in each reporting period until completion. Accordingly, there can be no assurances that the actual costs on the project will not differ materially from current estimates.

In the third quarter of 2001 and 2000, gross margin on Precision Manufacturing Group sales was $1.2 million and $2.0 million, respectively, representing 24.2% and 30.3% of product sales for the third quarter of 2001 and 2000, respectively. Gross margin on product sales was $4.1 million and $5.7 million for the first nine months of 2001 and 2000, respectively, representing 24.5% and 27.9% of product sales for the first nine months of 2001 and 2000, respectively. The decrease in gross margin resulted from the decline in Encoder revenue.

Operating expenses, which include selling, engineering and administrative costs, increased to $4.2 million in the third quarter of 2001 compared with $3.6 million for the same period in 2000. For the first nine months of 2001 and 2000, operating expenses were $12.7 million and $11.8 million, respectively. In the third quarter of 2001, the company has continued with a planned increase in sales and marketing activities and expense. The company's planned investment in marketing and sales activities is expected to add $0.3 million to total operating expenses in the fourth quarter of 2001.

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

Net interest expense was $0.1 million and $0.4 million for the third quarter of 2001 and 2000, respectively, and $0.6 million and $1.5 million for the first nine months of 2001 and 2000, respectively, reflecting lower average debt levels and interest rates, and the net benefit of interest income on cash balances.

Income tax expense for the third quarter of 2001 and 2000 was $1.4 million and $0.9 million, respectively. For the first nine months of 2001 and 2000, income tax expense was $3.2 million and $2.3 million, respectively. Income taxes were provided for at a rate of 41% for all periods presented.

In June 1999, the company completed the sale of its previously discontinued Telecommunications Fraud Control business for $1.7 million plus royalties. Royalty income of $62,000 and $0.2 million, after taxes, was recognized in the first nine months of 2001 and 2000, respectively. The company may benefit modestly from future royalty payments through July 31, 2002, up to a cap of $0.9 million, net of taxes. These receipts will be recorded as gain from discontinued operations, after deducting taxes, when received.

Recent increases in the company's stock price have resulted in an increase in the number of employee stock options counted as outstanding common equivalent shares and included in the dilutive effect of options for the purpose of computing diluted earnings per share. Outstanding common equivalent shares increased from 7.8 million in the third quarter of 2000 to 8.2 million in the third quarter of 2001. Outstanding common equivalent shares were 7.9 million and
7.8 million for the first nine months of 2001 and 2000, respectively.

The company's total employment at September 30, 2001 was 1,508, up from 1,504 at December 31, 2000.

The company's funded backlog was $94.6 million at September 30, 2001, up from $89.8 million at December 31, 2000. A portion of the company's backlog is based on annual purchase contracts. The amount of backlog as of any date can be affected by the timing of order receipts and associated deliveries.

Liquidity and Capital Resources

Cash provided by continuing operations in the first nine months of 2001 was $16.8 million primarily resulting from decreased accounts receivable, positive cash earnings, an income tax refund of $2.2 million and increased deferred income taxes, partially offset by decreased accounts payable and other accrued expenses, and increased unbilled expenditures and fees on contracts in process. Cash provided by continuing operations in the first nine months of 2000 was $4.3 million resulting from positive cash earnings, decreased unbilled expenditures and fees on contracts in process, and increased deferred income taxes and accrued payroll and employee benefits, partially offset by decreased accounts payable and increased accounts receivable.

Cash used for investing activities was $2.6 million and $1.6 million in the first nine months of 2001 and 2000, respectively, related to the purchase of property, plant and equipment.

At September 30, 2001, there was no outstanding balance under the Amended Revolver and the company had $20.0 million of unused credit line available (see
Note 5).

The company has a 10-year mortgage loan (the "Mortgage") on the company's real estate, with $9.4 million outstanding at September 30, 2001. Interest on the Mortgage accrues at the rate of LIBOR plus 2.5%. The agreement requires quarterly principal payments of $125,000 beginning on August 1, 2000, with a final payment of $5.0 million in June 2010. The interest rate on the Mortgage, under the 90-day LIBOR option elected at July 16, 2001, was 6.3% on September 30, 2001.

The company's prospective cash flows are subject to certain trends, events and uncertainties, including demands for capital to support growth, economic conditions, government payment practices and contractual matters. The company's capital expenditures are expected to be in the range of $4 million in 2001, primarily for technology advancements, facilities and infrastructure improvements and capacity expansion in support of growth and operational performance enhancement.

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

On October 26, 2000, the United States Attorney's Office announced the indictment of two former company employees for conspiracy to defraud the United States Air Force. Both former employees have pleaded guilty to several of the charges and are scheduled to be sentenced in February 2002. The United States Attorney's Office has informed the company that it is not a target of the investigation. Separately, the United States Attorney's Office is investigating certain company activity and billing transactions from prior years. The company does not know, at this time, what financial effects, if any, may result to the company from these matters.

The company's need for, cost of, and access to funds are dependent on future operating results, as well as conditions external to the company. Based on its present operating plans and budgets for existing operations, the company believes that its current assets, cash flows from operations and available lines of credit are sufficient to support its normal operations and capital requirements for the foreseeable future.

Forward-Looking Information

Safe harbor statements under the Private Securities Litigation Reform Act of 1995: Some statements contained or implied in this quarterly report that are not historical fact such as financial forecasts contain forward-looking information. These statements may be identified by forward-looking words such as "expect," "look," "believe," "anticipate," "may," "will" and other forward-looking terminology. Such statements are subject to risks and uncertainties and actual results could differ materially from such statements. These risks and uncertainties are related to contractual requirements, actions by customers and actual costs to complete; federal budget matters; government contracting risks, competitive market conditions; customer requirements, schedules and related funding; technological change; uncertainty of future financing; overall economic factors; ability to successfully complete and integrate acquisitions and other matters. These factors are discussed in more detail in the company's Annual Report on Form 10-K for the year ended December 31, 2000. In addition, material risks and uncertainties have resulted from the terrorist attacks of September 11, 2001 and the commencement of hostile activities resulting therefrom.
The company assumes no obligation to update any forward-looking information.

                          PART II.  OTHER INFORMATION



Item 6. (a) Exhibits

       None

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



                                           DYNAMICS RESEARCH CORPORATION
                                                     (Registrant)



Date: November 13, 2001               By:  /s/ David Keleher
                                           --------------------
                                      David Keleher
                                      Vice President and Chief Financial Officer