Form 10-K
period 2001-12-31
DYNAMICS RESEARCH CORP
filed 2002-03-29
CIK 30822

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

                                  MASSACHUSETTS
         (State or Other Jurisdiction of Incorporation or Organization)

                                   04-2211809
                      (I.R.S. Employer Identification No.)

                             60 FRONTAGE ROAD
                          ANDOVER, MASSACHUSETTS          01810-5498
               (Address of Principal Executive Offices)   (Zip Code)

       Registrant's telephone number, including area code: (978) 475-9090

           Securities registered pursuant to Section 12(b) of the Act:

                            Title of Each Class NONE
            Name of Each Exchange on Which Registered NOT APPLICABLE

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

As of February 22, 2002, the aggregate market value of Common Stock held by nonaffiliates of the Registrant was $147,832,002 and the number of shares of Common Stock, $.10 par value, of the Registrant outstanding was 7,990,919.

                       Documents Incorporated By Reference

Portions of the Registrant's Proxy Statement for the 2002 Annual Meeting of Shareholders are incorporated by reference in Part III.

The Exhibit Index is on page 46.

Form 10-K    for the Fiscal Year Ended December 31, 2001

Part I                                                                                Page
     Item
         1.  Business                                                                   4
         2.  Properties                                                                11
         3.  Legal Proceedings                                                         11
         4.  Submission of Matters to a Vote of Security Holders                       11
         4A. Executive Officers of the Registrant                                      12

Part II
         5.  Market for Registrant's Common Equity and
             Related Stockholder Matters                                               12
         6.  Selected Financial Data                                                   12
         7.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                     13
         7A. Quantitative and Qualitative Disclosures about Material Risk              19
         8.  Financial Statements and Supplementary Data                               19
         9.  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                                       38

Part III
         10. Directors and Executive Officers of the Registrant                        38
         11. Executive Compensation                                                    38
         12. Security Ownership of Certain Beneficial Owners
             and Management                                                            38
         13. Certain Relationships and Related Transactions                            38

Part IV
         14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K          38

Part I
Item 1. Business
Overview

Dynamics Research Corporation ("DRC" or the "company") provides information technology, engineering, logistics and other consulting services to federal defense, civil and state agency customers. Founded in 1955 and headquartered in Andover, Massachusetts, DRC has 1,517 employees in 36 offices in 19 states in the United States.

DRC's core capabilities are focused on information technology, engineering and technical subject matter expertise, which pertain to the knowledge domains relevant to the company's core customers. More specifically, these capabilities include design, development, operation and maintenance of information technology systems, engineering services, complex logistics planning systems and services, defense program administrative support services, simulation, modeling, training systems and services and custom built electronic test equipment and services.

DRC applies proven processes and technologies to enhance the performance and cost effectiveness of a variety of mission-critical customer systems. DRC believes that one of its unique competitive advantages is its ability to provide subject matter experts who work closely with specialists in disciplines such as information technology, logistics, engineering, modeling, simulation and training systems to develop innovative solutions to customer challenges.

In the company's precision manufacturing business DRC develops and produces components for original equipment manufacturers in the computer, medical electronics, telecommunications and factory automation industries. Manufacturing core capabilities are focused on the custom design and manufacture of miniature electronic parts meeting ultra-high precision requirements using electroforming, thin film deposition and photolithography technologies, as well as on optical encoders that convert analog motion and position information into digital signals.

Markets

DRC's systems and services business, which accounted for 89 percent of revenues in 2001, is focused on providing information technology and technical services to government customers. The government market is composed of three sectors - defense, federal civilian agencies, and state and local governments.

The United States Department of Defense spends, according to industry reports, approximately $20 billion annually on information technology. Several factors are driving growth in this market. First, increased spending on national defense, the war on terrorism, sustaining military readiness, homeland security and efforts to transform the United States military forces will focus on technology-based solutions. Second, there is an increased reliance on contractors to supply mission critical services due to government workforce ceilings.

In the federal civilian agency sector annual information technology spending is estimated by industry reports at more than $20 billion. Factors driving growth in this sector include an on-going need for systems modernization and, as in the defense sector, government workforce ceilings. These factors have and are expected to continue to cause federal civilian agencies to turn to contractors on an increasing basis to fill their needs for information technology services.

Customers in the third sector of the government market, states and local jurisdictions, are estimated by industry reports to spend $39 billion annually on information technology. Health and human services, an area in which DRC has considerable experience, constitute the second largest area of state spending with annual budgets totaling $8 billion. Factors driving growth in this sector are infrastructure modernization and expansion, the migration of information and training to the Web, and cost-sharing incentives to facilitate data exchange with federal agencies. State government health and human services agencies are among the organizations that most need information technology services to upgrade and maintain their computer-based information systems. They have large and burdensome caseloads and must maintain extensive records, reporting of program data, elimination of errors, and more responsive management. Yet the information systems of many such agencies are antiquated and have limited data interfacing and reporting capabilities. While this market has excellent long-term growth prospects, in the short-term state spending constraints are limiting investments and growth in contracted services.

DRC's Precision Manufacturing Group, which represented 11 percent of total company revenues in 2001, serves the commercial high-tech original equipment manufacturers' ("OEM") market. This market, which was in a downturn in 2001, includes computing, electronic test, telecommunications, medical technology, optical and industrial equipment. The Precision Manufacturing Group sells exclusively to commercial customers.

Major Customers

The company's 2001 revenues, broken down by market sector, were 73 percent defense, 6 percent federal civilian agencies, 10 percent state and local governments, and 11 percent commercial OEMs. Federal civilian agencies and state and local government were the fastest growing sectors for DRC in 2001.

Defense Sector

United States Air Force customers constituted the largest component of DRC's defense revenues in 2001, representing 44 percent of total revenues, while Navy revenues were 18 percent of the total, Army revenues represented 7 percent and other agencies were 4 percent. DRC's defense sector revenues have grown at an average annual rate of 11 percent since 1996. Key capabilities DRC offers defense customers include program management services; modeling and simulation; training products and systems; and software development and maintenance. In addition, DRC's test equipment business develops, maintains and validates hardware and software for complex weapons systems and operates a supercomputing facility for semiconductor modeling for defense applications. Descriptions of the work DRC performs for the company's major customers in this sector follow.

Air Force Electronic Systems Center

The mission of the Electronic Systems Center ("ESC"), headquartered at Hanscom Air Force Base, Bedford, MA, is to serve as the Center of Excellence for command and control and information systems to support the Air Force warfighter in war and peace. ESC provides full spectrum architectures, weapon systems management and technical cognizance throughout the life cycle of communications, intelligence, surveillance, reconnaissance, and information systems.

DRC evaluates system requirements, provides software development and test services, integrates products into airborne and ground weapons systems, and provides management services supporting ESC systems program offices, including the Combat Air Forces Command and Control, Military Satellite Communications, Joint Surveillance Target Attack Radar, Airborne Warning and Control Systems, and Defense Information Infrastructure offices.

DRC is the prime support contractor to the Combat Air Forces Command and Control Systems Program Office, which manages the development and acquisition of command and control systems. These systems gather and analyze information on hostile forces, enabling commanders to rapidly make and communicate decisions to their forces. This office is the Electronic System Center's largest and most advanced information technology program. In addition to the services noted above, DRC also is helping this program office with controlling costs. The company's proprietary expense tracking and planning system has enabled the program to cut operating and overhead costs by 20 percent.

Navy Trident Missile Program

For more than forty years, the company has provided services to the United States Navy Strategic Systems Program office. DRC builds specialized equipment that tests and validates the accuracy and operability of gyroscopes and other navigational equipment for Trident II submarines and missiles. DRC develops and maintains performance, reliability, and logistics databases for the inertial guidance instruments housed in missile guidance systems and submarine inertial guidance systems. It also provides independent analysis and monitoring of submarine-based inertial guidance systems and electronic modules.

Air Force Depot Operations

DRC performs logistics analyses and operations for the United States Air Force's three domestic Air Logistics Centers at Tinker, Warner Robins and Hill Air Force Bases. The company provides logistics support, information technology management and analysis, system engineering and technical services on programs such as the B-1B, the B-2, the B-52, the KC-135, and the E-3A aircraft repair, maintenance, and upgrade programs. Additional tasking has centered on providing support to Air Force reengineering and business process improvement initiatives at these Air Logistics Centers.

DRC is also developing an analytical simulation model that will enable Tinker Air Force Base to determine how to more efficiently conduct depot repairs on aircraft engines, especially for the F-16. A key program objective is minimizing the lifecycle costs of maintaining major weapons systems.

DRC has installed, integrated and is providing operational support for a customized suite of commercial software products to improve productivity at the United States Air Force's landing gear maintenance, repair and overhaul operations at Hill Air Force Base in Ogden, Utah.

Aeronautical Systems Center, Air Force Materiel Command

The Aeronautical Systems Center, headquartered at Wright-Patterson Air Force Base, Ohio is responsible for research, development, test, evaluation and initial acquisition of aeronautical systems and related equipment for the Air Force. Its major active programs are the B-2 and B-1B bombers, C-17 airlifter, F-22 fighter and continuing work on the F-117A fighter, F-15 Eagle and F-16 Fighting Falcon. DRC provides technical and subject matter expertise supporting a number of the offices responsible for these programs in carrying out their mission-essential tasks and objectives such as product support, information services, supply management, depot maintenance, science and technology, test and evaluation, information management, installations and support, and combat support.

Army Aviation/Missile Command

DRC provides programmatic consulting, engineering and logistics management to the Army Materiel Command and Army program executive officers for acquisition of major weapon systems. DRC engineers analyze and review airframe, avionics, aeromechanics and propulsion issues for Army project managers, provide logistics and fielding support, and prepare electronic technical manuals for rotary and fixed-wing aircraft systems. DRC supports other United States Army activities with acquisition logistics, systems engineering and other related program management services at the United States Army Aviation Center, Tank-automotive and Armaments Command and Communications-Electronics Command.

In 2001, DRC received a contract from the United States Army Aviation & Missile Command located at Redstone Arsenal, Alabama to provide helicopter vibration analysis, a program designed to improve the operational effectiveness of the Army's helicopters through use of advanced identification, monitoring, and analysis techniques to control adverse vibrations in dynamic components.

Army Research

In 2001 DRC received a five-year contract from the United States Army Medical Research Acquisition Activity to expand its MedTeams(R) program for improving teamwork and reducing medical error among emergency care hospital staff into other medical specialties. The contract provides for research to expand MedTeams into other specialties such as labor and delivery. It also includes provisions for establishing MedTeams Centers of Excellence and a cadre of trainers to deliver MedTeams training throughout the Department of Defense.

Recognizing the need for better communication and teamwork among Army air crews, the United States Army Research Institute for the Behavioral and Social Sciences, the Army's main research laboratory for personnel performance and training, turned to DRC behavioral scientists. Based on the success of a program originally created for the Army in 1993, DRC is developing a Web-based, interactive training system that offers air crews anywhere in the world the knowledge, teamwork skills and attitudes that will result in improved mission effectiveness and lower accident rates. The first part of this three-phase program is an 18-month contract valued at $1.8 million. DRC's team training and evaluation system is one of the Army Aviation Safety Investment Strategy Team's top 10 solutions for reducing aviation accidents.

Air Force Air Mobility Command

The Air Mobility Command, headquartered at Scott Air Force Base, Illinois has as its primary mission rapid, global mobility and sustainment for America's armed forces. The command also plays a crucial role in providing humanitarian support at home and around the world. DRC provides technical and subject matter expertise in support of this mission, providing program planning, decision support, logistics analysis and financial analysis services.

Modeling, Simulation and Decision Support Programs

DRC applies its capabilities in the area of modeling and simulation on many engagements, including projects for the United States Joint Forces Command, the Defense Modeling and Simulation Office, the Naval Aviation Warfare Center, the Chief of Naval Education and Training, Air National Guard, and the Air Force Installations and Logistics Director of Supply.

The United States Joint Forces Command Joint Warfighting Center orchestrates military training exercises in various world theaters. These wargames entail major geographic and functional commands, and thousands of troops, as well as supplies, vehicles and equipment to support them. Such exercises require top-level coordination to maximize effectiveness and avoid schedule and resource conflicts. DRC developed and is now enhancing the Joint Training Information Management System ("JTIMS"), a Web-based application that lets authorized personnel collaboratively plan and execute wargames. The system enables combatant commands, joint organizations and defense agencies to align training with assigned missions, and helps ensure missions are consistent with organizational priorities.

The United States Naval Aviation Warfare Center's Training Systems Division develops instructional programs for Navy pilots and maintenance personnel. After identifying aviation readiness as an area of concern, the Navy established a program to improve aviator training. DRC's first task under an initial 10-month, $2.75 million contract is to exhaustively analyze course content and determine which material is best taught in the classroom, through self-study programs, at simulators or in flight. DRC engineers and training specialists are also working under an aggressive schedule to deconstruct and categorize flight mission tasks. This information will be used to design flight simulators that provide the most relevant, cost-effective training and accurate performance measures.

DRC is developing an analytical tool for the Chief of Naval Education & Training to simulate the training pipeline and help the Navy predict demand for various training programs. The system is being designed to help the Navy ascertain the costs and risks of potential changes to training programs before they are made.

DRC has developed and maintains a system, called the Guard Information Analysis Network, which is used daily to provide updates and performance reports on aircraft capability, engine status, spare parts availability, and to provide decision support to mission planning for the United States Air National Guard. This real-time information system is currently playing a critical role in homeland defense. DRC developed a similar system and provides similar services for the Air Force Installations and Logistics Director of Supply under a program known as Multi-Echelon Resources and Logistics Information, providing insight on availability and capacity of Air Force assets, fleet-wide.

Air Force Materiel Support Group

One system, for which the Materiel Support Group ("MSG") is responsible, is the Weapon Systems Management Information System, a key decision-support tool for assessing the impacts of maintenance, parts and repair status on weapons systems availability. DRC provides operations, maintenance and development support services to MSG for this system.

Naval Aviation Systems Command

In 2000 DRC was awarded a five-year, multi-million dollar subcontract to provide engineering and information services to the United States Naval Aviation Systems Command Logistics Competency ("NAVAIR"). DRC is a primary subcontractor to Lockheed Martin Systems Integration-Owego in assisting NAVAIR in the modernization of naval aviation logistics information management systems.

Federal Civilian Agency Sector

United States Government federal civilian agencies present an important growth market for DRC. While DRC currently has limited penetration in this market, several of the company's core capabilities have direct applicability to the needs of customers in this sector. A description of DRC's major customer engagements in this sector follows.

Internal Revenue Service

The Internal Revenue Service is DRC's primary customer in this sector. DRC is a key contractor on this program, having been awarded potentially more than $65 million in contracts to date. In July 2000, DRC signed a five-year contract with the IRS to provide technical and management services in four task areas: telecommunications, information services, organizational management and operational support. In 2001 DRC was the recipient of a five-year information system contract worth $20-36 million to support the Internal Revenue Services' Dallas-based Mid-America Development Center. Currently, DRC's efforts focus on two major projects: the Compliance Research Information System ("CRIS"), a tool that helps IRS statisticians identify deviations that indicate potential tax fraud; and the Integrated Collection System ("ICS"), a tool for more timely, accurate and productive tax collection. DRC is helping convert CRIS to a Web-based platform, giving hundreds of IRS statisticians access to the latest version regardless of location or computer configuration. DRC is also assisting with data warehousing, data mining and expanding the system for more users. On the ICS project, DRC is helping the IRS migrate from a legacy system to a Windows NT environment, which will allow agents responsible for apprehending tax evaders to access ICS, Microsoft Office and e-mail from laptops while they're out in the field.

United States Customs Service Air and Marine Interdiction Division

The United States Customs Service National Aviation Center in Oklahoma City trains pilots and other flight personnel for aerial border surveillance. DRC has assisted agency flight experts to plan standardized training systems and develop courseware. Manuals and other paper curriculum materials were converted to a computer-based system and integrated into an overall instructional framework. DRC now creates electronic training materials for use in classrooms, on standalone computers, over the agency's local area network, and via a secure Web site for distance learning.

State and Local Government Sector

DRC designs, develops, implements, maintains and supports software, networks and systems for state health and human services agencies and local users of these statewide systems. While DRC currently has limited penetration, the company has several avenues for growth in this market. In addition to an expected increase in state spending in these areas over the next several years, the company has the ability to expand the scope of services provided to current customers and to attract new customers in other agencies and in other states. A description of DRC's major customer engagements in this sector follows.

Colorado Department of Human Services

Since 1997, DRC has worked with the state of Colorado to develop, deploy and maintain an integrated statewide system, known as Colorado Trails ("Trails"), that streamlines the workload for social workers, youth corrections officers and administrators. DRC has developed and maintains the software and has installed a network of 3,000 computers at 130 sites, providing users with new computers, networking equipment, e-mail and the Trails application. Trails includes tools for determining and managing such functions as client eligibility, court appearances, residential facilities, finance, automatic payment generation through the state's financial processing system and administration. DRC also developed an award-winning online support tool with a computer-based training program for social workers that incorporates links to electronic policy and procedure manuals. To facilitate intra-agency coordination, Trails also interfaces with systems supporting criminal justice and childcare tracking functions. The network supported by DRC has been expanded to support the state's benefits management system, which also is under the responsibility of the Department of Human Services.

State of Ohio, Department of Job and Family Services

Since 1997, DRC has provided information technology expertise and implementation to the state of Ohio's Support Enforcement Tracking System, a program that tracks down "deadbeat parents." DRC has a dedicated network maintenance team responsible for rapid-response repair of the agency's 19,000 computers, 600 printers, 240 file servers, and 520 routers and switches--across 88 counties. DRC's team of engineers and network administrators must respond to trouble calls within four hours and resolve the problem within eight hours. Since the program began four years ago, DRC has achieved a perfect record for responding to and repairing all reported problems.

DRC's Capabilities
Systems and Services

The core capabilities of DRC's systems and services business are focused on information technology, engineering and technical subject matter expertise, which pertain to the knowledge domains relevant to the company's core customers. These include design, development, operation and maintenance of information technology systems, acquisition and program support, engineering services, complex logistics planning systems and services, defense program administrative support services, modeling, simulation, training systems and services and custom built electronic test equipment and services. More specific descriptions of these capabilities follow.

Information Technology

Capabilities DRC offers include systems integration; applications development; engineering of multi-level information system security; legacy system data migration; development of decision support systems; integration of commercial off-the-shelf software; network infrastructure design and maintenance; technical management services and consulting; and independent verification and validation services.

Defense Program Management Services

Capabilities in this category include technology, planning and acquisition, systems engineering, logistics systems planning, decision support, financial and administrative services.

Engineering Services

Capabilities in this category include engineering analysis applied to electronic, communication, aeronautical, naval and navigation systems; reverse engineering of electronic components; precision component design; test, maintenance and support of navigation and guidance systems; human factors integration; and business process reengineering.

Logistics

Capabilities DRC offers include logistics analysis and support; supply chain analysis and management; development of decision support systems; and configuration of maintenance, repair and overhaul systems.

Modeling and Simulation

DRC's capabilities in this category include simulation of discrete and ongoing events; simulation-based reengineering; logistics and supply chain modeling; object-oriented modeling techniques; and simulation support services.

Training Analysis and Delivery

Capabilities in this category include training task analysis; development of computer-based training programs and training delivery systems; and electronic performance support systems.

Precision Manufacturing

The core capabilities of DRC's Precision Manufacturing Group are process focused for the Metrigraphics Division and product focused for the Encoder Division.

Metrigraphics Division

The Metrigraphics Division's expertise centers on photolithography, thin film deposition of metals and dielectrics, and electroforming. Metrigraphics' superior ability to design and manufacture components and maintain critical tolerances is an important driver for a wide range of high-technology applications. The company currently applies these technologies in four distinct applications: 1) inkjet printer cartridge nozzle plates and hard drive test devices; 2) medical applications for micro-flex circuits used in angioplasty and for blood testing; 3) electrical test devices for application in flexible interposers and 3-D microstructures; and 4) devices used in the manufacture of fiber optic system components requiring precision alignment and 3-D microstructures.

Encoder Division

The Encoder Division designs, manufactures and markets a line of optical encoders that convert analog motion and position information into digital signals used in a wide variety of industrial products and systems, including machine tools, robotics, engine fuel-control systems, packaging and factory automation equipment, and semiconductor processing. The ability to custom design products is a core capability for the Encoder Division.

Business Development

The company has a well-established capability of winning contract renewals and re-competes, based on the company's line management knowledge of customer needs and DRC's incumbent expertise.

The company's business development group is charged with identifying and winning significant new business opportunities and supporting major competitions related to existing customers and business. The group is centrally managed, with resources aligned to operating line organizations. The group also maintains a proposal development and publication capability.

The group operates with formal processes, which monitor the pipeline of opportunities, align resources to significant opportunities and engage line and executive management.

Government Contracts

The federal procurement process has changed significantly in recent years. Whereas the traditional method of federal government procurement has been to conduct a lengthy competitive bidding process for each award, today base purchase agreements, indefinite delivery, indefinite quantity contracts and the General Services

Administration contract form and related schedules are the predominant forms of contracting for IT and technical services. These vehicles have enabled contracting officers to accelerate the pace of awards.

DRC's contracts with United States Government customers are generally subject to termination at the convenience of the United States Government. However, the company would be reimbursed for its allowable costs to the time of termination and would be paid a proportionate amount of the stipulated profit attributable to the work actually performed. Although United States Government contracts may extend for several years, they are generally funded on an annual basis and are subject to reduction or cancellation in the event of changes in United States Government requirements or budgetary concerns. If the United States Government curtails expenditures for research, development and consulting activities, such curtailment might have an adverse impact on the company's revenue and earnings.

The company's state contracts are generally either fixed-price or time and materials. In certain instances, funding for these contracts is subject to annual state legislative approval.

The company's government contracts fall into one of three categories: (1) fixed-price, (2) time and materials, and (3) cost reimbursable. Under a fixed-price contract, the government pays an agreed upon price for the company's services or products, and the company bears the risk that increased or unexpected costs may reduce its profits or cause it to incur a loss. Conversely, to the extent the company incurs actual costs below anticipated costs on these contracts, the company could realize greater profits. Under a time and materials contract, the government pays the company a fixed hourly rate intended to cover salary costs and related indirect expenses plus a profit margin. Under a cost reimbursable contract, the government reimburses the company for its allowable direct expenses and allowable and allocable indirect costs and pays a negotiated fee.

Backlog

At December 31, 2001, the company's funded backlog was approximately $91.4 million compared with $89.8 million at December 31, 2000. The company expects that substantially all of its backlog at December 31, 2001 will be filled during the year ending December 31, 2002. The company has a number of multi-year contracts with agencies of the United States and state governments on which actual funding generally occurs on an annual basis. A portion of its funded backlog is based on annual purchase contracts, and the amount of funded backlog as of any date can be affected by the timing of order receipts and deliveries.

Competition

The company's systems and services business competes with public and privately held firms, which specialize in providing government information technology services. These firms may be large or small. The company also competes with the government services divisions of large commercial IT service firms and with government IT service divisions of large defense weapons systems producers. The United States Government's own in-house capabilities are also, in effect, competitors because various agencies perform certain types of services, which might otherwise be performed by the company. The principal competitive factors for systems and services are past performance, technical capabilities and price.

In the precision manufacturing business, the company competes with other manufacturers of encoders, electroform vendors and suppliers of precision measurement discs, scales, and reticles. The principal competitive factors affecting the precision components manufacturing businesses are price, product quality and custom engineering to meet customers' system requirements.

Research and Development

The company expended approximately $0.5 million, inclusive of overhead and other indirect costs, on new product and service development during the year ended December 31, 2001, compared with expenditures of $0.2 million in 2000 and $1.5 million in 1999. The expenditures in 2001 were attributable mainly to the development of MedTeams training products.

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

Employees

At December 31, 2001, the company had 1,517 employees. The company considers its relationship with its employees to be satisfactory.

Proprietary Information

Patents, trademarks and copyrights are not materially important to the company's business. The United States Government has certain proprietary rights in processes and data developed by the company in its performance of government contracts.

Item 2.  Properties

The company leases approximately 323,000 square feet of office and manufacturing space. This space is used for its federal and state government services, manufacturing and warehousing operations as well as its marketing and engineering offices. The company has 113,000 square feet of manufacturing and office space in three Wilmington, Massachusetts facilities. The Wilmington leases expire in 2005, with options to renew the leases to the year 2010. The remaining leased facilities consist of offices in 32 locations across the United States. The company owns a 135,000 square foot facility in Andover, Massachusetts which serves as its corporate headquarters.

The company's total rental cost for 2001 was $4.1 million.

The company believes its properties are adequate for its present needs.

Item 3.  Legal Proceedings

The company is not a party to any material litigation.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2001.

Item 4A. Executive Officers of the Registrant

The following is a list of the names and ages of the executive officers of the company, all positions and offices held by each person and each person's principal occupations or employment during the past five years. The executive officers were elected by the Board of Directors and will hold office until the next annual election of officers and their successors are elected and qualified, or until their earlier resignation or removal by the Board of Directors. There are no family relationships between any executive officers and directors.

Name and Position                                                      Age
James P. Regan
Chairman, President and Chief Executive Officer, Director               61

Richard A. Covel
Vice President and General Counsel                                      55

Chester Ju
Vice President and General Manager,
Precision Manufacturing Group                                           52

David Keleher
Vice President and Chief Financial Officer                              52

John L. Wilkinson
Vice President and General Manager,
Human Resources                                                         62

Messrs. Ju and Wilkinson have served in their respective positions for more than five years.

Mr. Regan joined the company in 1999 as President, Chief Executive Officer and Director. In April 2001, Mr. Regan was elected Chairman of the Board of Directors. Prior to joining DRC, he was President and Chief Executive Officer of CVSI, Inc. from 1997 to October 1999 and served as Senior Vice President of Litton PRC from 1992 to 1996.

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

The high and low prices for the quarters in 2001 and 2000 as reported on the NASDAQ National Market are listed below. These market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                     2001                        2000
                              High           Low          High           Low
----------------------------------------------------------------------------
First quarter              $ 11.00      $   7.75      $  8.38       $   6.94
Second quarter               10.38          8.16         8.63           7.00
Third quarter                14.69          8.86         8.53           6.75
Fourth quarter               19.50         12.79         9.25           7.13
----------------------------------------------------------------------------

As of December 31, 2001 there were 767 holders of record of the company's common stock.

In September 1984, the Board of Directors voted not to declare cash dividends to preserve cash for the future growth and development of the company. The company did not declare any cash dividends between 1984 and 2001 and does not intend to in the near future.

The Annual Meeting of the stockholders of Dynamics Research Corporation will be held at 2:00 p.m. on Thursday, April 25, 2002 on the 2nd floor of the Hampshire House, 84 Beacon Street, Boston, Massachusetts.

Item 6. Selected Financial Data
Five Year Summary of Selected Financial Information

                                                 2001         2000         1999         1998          1997
----------------------------------------------------------------------------------------------------------
(in thousands of dollars, except share, per share and employee data)
Revenue                                    $  201,112   $  200,175   $  191,621    $ 182,344    $  156,733
Operating income (loss)                        11,869        9,203      (11,378)       2,459         7,807
Income (loss) from continuing operations        6,483        4,353       (8,888)         491         5,177
Net income (loss)                               6,545        4,559       (7,526)      (5,971)        4,129
Income (loss) from continuing operations
    per common share - basic                      .84          .57        (1.21)         .07           .69
Income (loss) from continuing operations
    per common share - diluted                    .80          .56        (1.21)         .06           .66
Net income (loss) per common share - basic        .85          .60        (1.02)        (.80)          .55
Net income (loss) per common share - diluted      .81          .59        (1.02)        (.77)          .53

Total assets                                   81,825       78,702       75,188       88,067        77,629
Total debt                                      9,250       15,534       19,700       26,800        10,000
Stockholders' equity                           37,138       29,289       23,805       31,246        39,147
Stockholders' equity per share                   4.68         3.85         3.23         4.24          5.19
Return on stockholders' equity(1)                19.9%        17.1%       (26.5)%      (16.0)%        11.2%
Return on invested capital(1)                    16.1%        12.0%       (13.8)%        2.4%         10.6%

Backlog                                        91,404       89,843       83,549      105,427       110,001
Cash flow from operations                      24,717        4,735       10,985      (11,406)        7,980
Research and development expense                  488          150        1,478        2,739         1,249
Capital expenditures                            3,752        3,120        2,702        3,171         5,104
Depreciation and amortization                   3,457        3,746        6,060        6,219         5,240

Number of shares outstanding at end of year 7,940,610    7,601,519    7,363,324    7,369,190     7,546,646
Number of employees                             1,517        1,504        1,613        1,557         1,455
-----------------------------------------------------------------------------------------------------------

(1) Percentages are calculated using a 5-point average of equity and invested capital.

     See Management's Discussion and Analysis of Financial Condition and Results of Operations for discussion of unusual items.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
For the years ended December 31,                                           2001         2000          1999
--------------------------------------------------------------------------------------------------------------
(expressed as a percentage of total revenue)
Contract revenue                                                             89.2%        86.3%         86.0%
Product sales                                                                10.8%        13.7%         14.0%
Total revenue                                                               100.0%       100.0%        100.0%

Gross margin on contract revenue(1)                                          13.4%         9.5%          0.3%
Gross margin on product sales(1)                                             24.0%        30.3%         20.8%
Total gross margin                                                           14.5%        12.4%          3.2%
Selling, engineering and administrative expenses                              8.6%         7.8%          9.1%

Operating income (loss)                                                       5.9%         4.6%         (5.9)%
Interest expense, net                                                         0.4%         0.9%          1.2%
Income (loss) from continuing operations
  before provision (benefit) for income taxes                                 5.4%         3.7%         (7.1)%
  ------------------------------------------------------------------------------------------------------------

(1) These amounts represent a percentage of contract revenue and product sales, respectively.

Overview

Overall, Dynamics Research Corporation (the "company") became a stronger, more balanced company in 2001. It bolstered its traditional competitive advantages, including strong and relevant core competencies, a 47-year legacy of satisfied customers, a reputation for thought leadership and innovation, and an intense customer focus. The company also made further improvements in execution, business development, and employee satisfaction. Financial results for the year reflected improvements in every aspect of the company's operations, as well as the growing strength of the markets it serves and customers' positive reaction to a renewed focus on their successes. These advances served the company well in 2001 and should pave the way for more progress in 2002.

Revenue

Total revenue from continuing operations was $201.1 million, $200.2 million and $191.6 million for 2001, 2000 and 1999, respectively, representing increases of 0.5% and 4.5% in 2001 and 2000, respectively. During 2001, the company changed its contractual relationship with two major customers, moving from a prime contractor position to one as a subcontractor. Further, work that was previously subcontracted through the company is now directed to other companies, which were awarded the prime contracts. As a result of these changes, $9.4 million of low margin work performed by subcontractors to the company in 2000 no longer flows through the company's operating results as revenue and cost of sales in 2001. The comparison of revenue on a year-over-year basis is also affected by a one-time $4.1 million purchase and resale of equipment to a major customer in the second quarter of 2000. Analytically excluding the effect of these non-recurring items revenue increased 7.7% in 2001, compared with 2000. This increase reflects sales growth in government information technology sectors. In 2000, revenue increased $4.5 million, or 2.3%, when compared with 1999, excluding the one-time $4.1 million resale of equipment in 2000 previously discussed.

Contract Revenue

Contract revenue in the Systems and Services business was $179.4 million in 2001 compared with $172.8 million in 2000 and $164.8 million in 1999, representing increases of 3.8% and 4.9% in 2001 and 2000, respectively. Excluding the non-recurring items discussed above, Systems and Services revenue increased 12.7% in 2001, compared with 2000 and defense related revenue grew 8.5% in 2001 compared with 2000. Defense revenue grew primarily due to increased business with the Navy and other Department of Defense agencies. Revenue from federal civilian agencies primarily the Internal Revenue Service, increased $4.0 million, or 53.3%, in 2001 when compared with 2000. State and local revenue was $20.0 million in 2001 and $16.0 million in 2000. The increase in state and local revenue was primarily due to additional work related to the company's contracts with the State of Colorado. Heightened interest and focus on defense and homeland security did not significantly affect 2001 revenue. Government expenditures in these areas are expected to increase significantly in the coming years. The company expects that over time, these increases will favorably impact the company's ability to increase revenue.

Contract revenue from systems engineering, logistics and systems support work, primarily for the United States Air Force, increased nearly $13 million in 2000 when compared to 1999, offset by an expected decline in revenue from state and local projects. As discussed above, revenue growth in 2000 when compared with 1999, was aided by a one-time $4.1 million purchase and resale of equipment to a major customer in 2000.

The company provides services under time and materials, cost reimbursable and fixed-price contracts. The following table expresses revenue by contract type as a percentage of Systems and Services revenue:

For years ended December 31,                    2001         2000          1999
--------------------------------------------------------------------------------
Cost reimbursable                                 31%          31%           28%
Fixed-price                                       17%          14%           20%
Time and materials                                52%          55%           52%
--------------------------------------------------------------------------------
Total contracts                                  100%         100%          100%
================================================================================

The company follows generally accepted contract accounting principles for its systems and services business. For time and materials contracts, revenue reflects the number of direct labor hours expended in the performance of a contract multiplied by the contract billing rate, as well as reimbursement of other billable direct costs. Profits on time and materials contracts vary depending on the extent to which actual per hour costs differ from negotiated billing rates in the contract, which directly affects operating income. Under fixed-price contracts, revenue is recognized under the percentage of completion method, on the basis of costs incurred in relation to estimated total costs to complete the contract. On a fixed-price contract, if actual costs exceed the estimated costs to complete the contract, then profit is eroded or losses are incurred. For cost reimbursable contracts, revenue is recognized as costs are incurred and include a proportionate amount of the fee earned. Cost reimbursable contracts specify the contract fee in dollars or as a percentage of estimated costs. The primary risk on a cost reimbursable contract is that a government audit of direct and indirect costs could result in the disallowance of certain costs, which would directly impact revenue and margin on the contract. Historically, such audits have had no material impact on the company's revenue and margin.

For all types of contracts, the company recognizes anticipated contract losses as soon as they become known and estimable. Out-of-pocket expenses that are reimbursable by the customer are included in contract revenue and cost of contract revenue.

Unbilled expenditures and fees on contracts in process are the amounts of recoverable contract revenue, which had not been billed at the balance sheet date. Costs related to United States Government contracts, including applicable indirect costs, are subject to audit by the government. Revenue from such contracts has been recorded at amounts expected to be realized upon final settlement.

Product Sales

Product sales for the Precision Manufacturing Group, which consists of the Encoder and Metrigraphics Divisions, decreased $5.6 million to $21.8 million in 2001 compared with 2000. Encoder Division sales decreased to $10.8 million for 2001 compared with $17.6 million in 2000. The Encoder Division has been significantly affected by the current economic downturn in capital equipment manufacturing. Currently, there is no indication of improvement. Metrigraphics Division sales increased 11.9% to $10.9 million in 2001 compared with $9.8 million in 2000. Medical electronics customers contributed to the growth in 2001. The company remains cautious about the potential for further economic weakness adversely affecting the Encoder and Metrigraphics Divisions.

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

Revenue from product sales, less associated warranty costs, is generally recognized at the time of shipment.

Gross Margin

Total gross margin was $29.2 million, $24.8 million and $6.1 million for 2001, 2000 and 1999, respectively, representing 14.5%, 12.4% and 3.2% of total revenue for 2001, 2000 and 1999, respectively.

Gross margin on contract revenue was $24.0 million, $16.4 million and $0.5 million for 2001, 2000 and 1999, respectively, representing 13.4%, 9.5% and 0.3% of contract revenue for 2001, 2000 and 1999, respectively. In 2001, the increase in gross margin when compared with last year, was due to improved contract pricing, a mix shift toward higher gross margin fixed-price work, control of overhead costs and $1.2 million of contract close out credits, partially offset by the pension plan curtailment discussed below.

The increase in the 2000 gross margin compared favorably to 1999 primarily due to two unusual charges to cost of sales which were included in the Systems and Services segment results for 1999: an $11.9 million loss provision on the company's contract with the State of Colorado and a restructuring severance provision of $1.0 million. Other factors contributing to improvement in gross margin included: improved bidding and pricing practices, higher direct labor utilization and curtailment in the level of discretionary overhead expenses. Also in 1999, the company recorded charges of $2.2 million to provide for estimated contract losses on two other fixed-price software development contracts, and $1.8 million for other unrecoverable contract costs.

Regarding the Colorado contract mentioned above and described in Note 2 of the Notes to the Consolidated Financial Statements, entering 2001, the project was scheduled for completion in the first half of the year, including rollout of the first release of the new child welfare information and management system, plus three releases of increased functionality. During 2001, the final releases of the child welfare system functionality, although delayed, were deployed. Rollout of the youth correction functionality, the final phase of the system, has been delayed to the first half of 2002. The cost impact of these delays was reflected in the results of operations, as necessary, when identified. While the company believes it has reasonably estimated and provided for the costs to complete the Colorado contract, estimates of project costs will continue to be updated and changes in estimates provided for, as necessary, in each reporting period until completion.

Accordingly, there can be no assurances that the actual costs on the project will not differ materially from current estimates.

In 2001, 2000 and 1999, gross margin on Precision Manufacturing Group sales was $5.2 million, $8.3 million and $5.6 million, respectively, representing 24.0%, 30.3% and 20.8% of product sales in 2001, 2000 and 1999, respectively. The decrease in product sales gross margin in 2001, was due primarily to the decline in Encoder revenue. During the second and third quarters of 2001, the company provided $0.3 million for involuntary severance costs for 45 employees in the Encoder Division. These costs were expended in the second half of 2001, primarily for continuation pay. In 2000, the gross margin benefits of volume and price increases in Encoder Division sales and a favorable shift in the Metrigraphics product mix toward higher gross margin products more than offset the somewhat negative impact of lower Metrigraphics revenue.

In December 2001, the Board of Directors approved to proceed with amendments limiting future increases in benefits under the company's Defined Benefit Pension Plan, freezing membership in the Plan, and providing for improvements to the company's 401(k) Plan. Accordingly, the approval to amend the Defined Benefit Pension Plan resulted in a curtailment charge of $0.8 million in the fourth quarter of 2001.

Other Operating Items

Operating expense, which includes selling, engineering, and administrative costs, increased to $17.3 million in 2001 compared with $15.6 million in 2000. The increase reflects three factors, a planned increase in sales and marketing activities, normal cost inflation of approximately 4%, and planned expenses associated with employee-centered initiatives. In 2000, operating expenses were down $1.9 million compared with 1999. In 1999, operating expense included the write-off of the company's $1.4 million investment in Empresa, Inc. (see Note 13 of Notes to the Consolidated Financial Statements) in 1999 and $0.2 million of restructuring charges described below.

Research and development expense (R&D) was $0.5 million, $0.2 million and $1.5 million in 2001, 2000 and 1999, respectively. The increase in R&D in 2001 when compared with 2000, resulted from the development of MedTeams training products. The decline in R&D in 2000, compared with 1999 was primarily the result of discontinuing new software product development projects and focusing the company on existing core businesses.

On June 1, 2001, the company completed the sale of its Tactical Communications Group ("TCG") and the transfer of related employees and assets. TCG developed and sold communications software for defense applications. For the first six months of 2001, TCG recorded revenue of approximately $0.8 million and a loss of $0.5 million. The sale resulted in a net loss of $0.2 million, shown as Other expense on the Consolidated Statements of Operations. Proceeds from the transaction were $0.1 million in cash, with a $50,000 note receivable due one year from the date of the sale. In 2000, TCG recorded revenue of $2.3 million and an after tax-loss of $0.9 million, including a $0.4 million pre-tax impairment charge.

Net interest expense was $0.7 million, $1.8 million and $2.3 million in 2001, 2000 and 1999, respectively. The decrease in net interest expense reflects lower average debt levels over the last two years, and in 2001, lower interest rates and the net benefit of investment income on cash balances.

Income tax expense has been recorded at a rate of 40.7% and 40.9% of income from continuing operations before taxes in 2001 and 2000, respectively, and an income tax benefit of 34.8% of the loss from continuing operations before taxes in 1999. The 2001 and 2000 rate reflects the statutory federal rate of 34% combined with an average state income tax rate, net of federal income tax benefit, of 6.7% and 6.9% in 2001 and 2000, respectively. The 1999 tax benefit is net of a $0.4 million provision for an unrecoverable capital loss carryforward related to the write-off of the Empresa investment (see Note 13 of Notes to the Consolidated Financial Statements).

In June 1999, the company completed the sale of its previously discontinued Telecommunications Fraud Control business for $1.7 million plus royalties. The sale resulted in a 1999 favorable pre-tax adjustment of $2.2 million to the estimated pre-tax loss on disposal of discontinued operations of $4.1 million in 1998. Royalty income of $62,000 and $0.2 million, after taxes, was recognized in 2001 and 2000, respectively. The company may benefit modestly from future royalty payments through July 31, 2002, up to a cap of $0.9 million, net of taxes. These receipts will be recorded as gain from discontinued operations, after deducting taxes, when received.

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

Recent increases in the company's stock price have resulted in an increase in the number of employee stock options counted as outstanding common equivalent shares and included in the dilutive effect of options for the purpose of computing diluted earnings per share. Outstanding common and common equivalent shares increased from 7.7 million at December 31, 2000 to 8.1 million at December 31, 2001.

The company's funded backlog was $91.4 million, $89.8 million and $83.5 million at December 31, 2001, 2000 and 1999, respectively. A portion of the company's backlog is based on annual purchase contracts. The amount of backlog as of any date may be affected by the timing of order receipts and associated deliveries and is subject to reduction or cancellation.

Refer to Note 1 of Notes to the Consolidated Financial Statements for significant accounting policies, and a discussion of new accounting pronouncements and their impact on the company's financial statements.

Liquidity and Capital Resources

In 2001, cash provided by operating activities was $24.7 million. This primarily resulted from net income, refundable income taxes, and improved working capital management resulting in decreased accounts receivable and unbilled expenditures and fees on contracts in process. Cash provided by operating activities of $4.7 million in 2000 primarily resulted from net income, a decrease in accounts receivable and an increase in the deferred tax provision partially offset by an increase in unbilled expenditures and fees on contracts in process and prepaid expenses. The increase in prepaid expenses in 2000 was primarily due to $2.6 million of refundable federal income taxes, most of which was received in the first quarter of 2001. Cash provided by operating activities of $11.0 million in 1999 primarily resulted from a significant reduction in unbilled expenditures and fees on contracts in process.

Days sales outstanding ("DSO") on total receivables, both billed and unbilled, were 84 days at the end of 2001, compared with 110 days at the end of 2000. In 2000, increased unbilled costs and fees associated with fixed-price contracts affected DSO.

Inventories, which support the Encoder business, decreased slightly to $3.0 million in 2001 from $3.2 million at the end of 2000. The company has been working to reduce inventory levels required to support a significantly lower level of sales.

Capital spending for property, plant and equipment was $3.8 million, $3.1 million and $2.7 million in 2001, 2000 and 1999, respectively. In 2001, capital investments were made primarily for enterprise information systems and equipment and building improvements to the Andover corporate headquarters. The major capital project for the company in 2000 was the development of an enterprise human resource management system, which was put into service in January 2001.

The company's revolving credit agreement (the "Revolver") dated February 10, 2000, allows the company to borrow up to the lesser of $20.0 million or 80% of eligible accounts receivable, as defined by the agreement. The Revolver expires on February 10, 2003. Interest on the outstanding balance of the Revolver is payable monthly. Prior to February 2001, interest accrued at the prime rate and the agreement included a fee of 0.375% on the unused portion of the Revolver. Beginning in February 2001, the company received the option to elect, on a fixed 30, 60 or 90-day term, an interest rate of LIBOR plus 2% or the prime rate. In addition, the fee on the unused Revolver was reduced to 0.25%.

Effective June 30, 2001, the Revolver was amended (the "Amended Revolver") to release the banks' security interests in the company's assets and to continue the Amended Revolver on an unsecured basis. At December 31, 2001, there was no outstanding balance under the Amended Revolver, and the company had $15.2 million of unused credit line available. At December 31, 2000, $5.8 million was outstanding under the Revolver. Available interest rates on the Amended Revolver at December 31, 2001, were 4.75% under the prime rate option and 3.88% under the 30-day LIBOR rate option.

The company has a 10-year mortgage loan (the "Mortgage"), dated June 12, 2000, on the company's real estate. The outstanding balance of the Mortgage was $9.3 million and $9.8 million at December 31, 2001 and 2000, respectively. The agreement requires quarterly principal payments of $125,000 beginning on August 1, 2000, with a final payment of $5.0 million in June 2010. Interest on the Mortgage accrued at the rate of LIBOR plus 2.5% at December 31, 2000. Effective November 6, 2001, the interest rate on the Mortgage was reduced to LIBOR plus 2.0%. The interest rate on the Mortgage under the 90-day LIBOR option elected at October 15, 2001, was 4.51% on December 31, 2001. The Mortgage is secured by the corporate office facility in Andover, Massachusetts.

The Amended Revolver and Mortgage require the company to meet certain financial covenants including maintaining a minimum tangible net worth, cash flow and debt coverage ratios, as well as limit the company's ability to incur additional debt, to pay dividends, to purchase capital assets, to sell or dispose of assets, to make additional acquisitions or investments, or to enter into new leases, among other restrictions. The company was in compliance with all covenants on December 31, 2001.

In 2001, the company realized $1.3 million in proceeds from the exercise of stock options and the issuance of shares under the employee stock purchase plan. In 2000 and 1999, $0.8 million and $28,000, respectively, were realized from the exercise of stock options.

The company's prospective cash flows are subject to certain trends, events and uncertainties, including demands for capital to support growth, economic conditions, government payment practices and contractual matters. The company's capital expenditures are expected to be approximately $6 million in 2002, primarily for technology advancements, infrastructure improvements and capacity expansion in support of growth and operational performance enhancement.

Contractual financing obligations at December 31, 2001 were as follows:

                                                          Payments due by period
                                           -----------------------------------------------------
                                           Less than        1-3        4-5     After
                                              1 year      years      years     5 years     Total
------------------------------------------------------------------------------------------------
(in thousands of dollars)
Long-term debt                             $     500    $ 1,500    $ 1,000    $ 6,250   $  9,250
Operating leases                               3,500      6,300        100         --      9,900
------------------------------------------------------------------------------------------------
Total contractual obligations              $   4,000    $ 7,800    $ 1,100    $ 6,250   $ 19,150
================================================================================================

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

On October 26, 2000, the United States Attorney's Office announced the indictment of two former company employees for conspiracy to defraud the United States Air Force. Both former employees pled guilty. The United States Attorney's Office has informed the company that it is not a target of the investigation. Separately, the United States Attorney's Office is investigating certain company activity and billing transactions from prior years. The company does not know, at this time, what financial effects, if any, may result to the company from these matters.

The company's need for, cost of, and access to funds are dependent on future operating results, as well as conditions external to the company. Based on its current business plan, the company believes that its current assets, cash flows from operations and available lines of credit are sufficient to support its existing operations and capital requirements for the foreseeable future.

Impact of Inflation and Changing Prices

Overall, inflation has not had a material impact on the company's operations. Additionally, the terms of Defense contracts, which accounted for approximately 73% of revenue in 2001, are generally one year and include salary increase factors for future years, thus reducing the potential impact of inflation on the company.

Forward-Looking Information

Safe harbor statements under the Private Securities Litigation Reform Act of 1995: Some statements contained or implied in this annual report, which are not historical fact such as financial forecasts, contain forward-looking information. These statements may be identified by forward-looking words such as "expect," "look," "believe," "anticipate," "may," "will" and other forward-looking terminology. Such statements are subject to risks and uncertainties that could cause actual results to differ materially, including uncertainties regarding contractual requirements, actions by customers and actual costs to complete; federal budget matters; government contracting risks and competitive market conditions; customer requirements, schedules and related funding; technological change; uncertainty of future financing; overall economic factors; and the ability to successfully complete and integrate acquisitions and other matters. These factors are discussed in more detail in Exhibit 99 of this report. The company assumes no obligation to update any forward-looking information.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The company is subject to interest rate risk associated with our Mortgage and Amended Revolver where interest payments are tied to either the LIBOR or prime rate. At any time a sharp rise in interest rates could have an adverse effect on net interest expense as reported in the Statements of Operations. The company does not currently hedge these interest rate exposures.

Item 8. Financial Statements and Supplementary Data

The following consolidated financial statements of the company and its subsidiaries are on the pages listed below:

                                                                                                      Page
Consolidated Balance Sheets at December 31, 2001 and 2000                                              20
Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999             21
Consolidated Statements of Stockholders' Equity
  for the three years ended December 31, 2001, 2000 and 1999                                           22
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999             23
Schedule II - Valuation and Qualifying Accounts for
  the years ended December 31, 2001, 2000 and 1999                                                     45

Consolidated Balance Sheets
December 31,                                                                            2001          2000
----------------------------------------------------------------------------------------------------------
(in thousands of dollars, except share and per share data)
Assets
Current assets
  Cash and cash equivalents                                                        $  16,657    $      527
  Receivables, net of allowances of $1,355 in 2001 and $1,096 in 2000                 22,946        31,967
  Unbilled expenditures and fees on contracts in process                              22,876        24,633
  Inventories                                                                          2,960         3,208
  Prepaid expenses and other current assets                                            1,789         3,926
  ---------------------------------------------------------------------------------------------------------
     Total current assets                                                             67,228        64,261

Net property, plant and equipment                                                     14,597        14,441
-----------------------------------------------------------------------------------------------------------

     Total assets                                                                  $  81,825    $   78,702
     ------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Current liabilities
  Current portion of long term debt                                                $     500    $      500
  Notes payable                                                                          --          5,784
  Accounts payable                                                                    13,588        12,843
  Accrued payroll and employee benefits                                               11,911         9,901
  Other accrued expenses                                                               2,913         5,711
  Current deferred income taxes                                                        4,275         4,575
  ---------------------------------------------------------------------------------------------------------
     Total current liabilities                                                        33,187        39,314

Long term debt                                                                         8,750         9,250
Deferred income taxes                                                                  2,750           849

Commitments and contingencies

Stockholders' equity
  Preferred stock, par value, $.10 per share 5,000,000 shares authorized, none
   issued                                                                                 --            --
  Common stock, par value, $.10 per share:
     Authorized - 30,000,000 shares
     Issued - 9,320,036 shares in 2001 and 8,980,945 in 2000                             932           898
     Treasury stock - 1,379,426 shares in 2001 and 2000                                 (138)         (138)
  Capital in excess of par value                                                      31,331        28,461
  Unearned compensation                                                                 (992)           --
  Accumulated other comprehensive income                                                (608)           --
  Retained earnings                                                                    6,613            68
  --------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                       37,138        29,289
     -----------------------------------------------------------------------------------------------------

       Total liabilities and stockholders' equity                                  $  81,825    $   78,702
       ===================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations
For the years ended December 31,                                           2001         2000          1999
----------------------------------------------------------------------------------------------------------
(in thousands of dollars, except share and per share data)
Revenue
  Contract revenue                                                 $    179,350   $  172,774   $   164,766
  Product sales                                                          21,762       27,401        26,855
  --------------------------------------------------------------------------------------------------------
     Total revenue                                                      201,112      200,175       191,621

Costs and expenses

  Cost of contract revenue                                              155,394      156,327       164,278
  Cost of product sales                                                  16,548       19,087        21,257
  Selling, engineering and administrative expenses                       17,301       15,558        17,464
  --------------------------------------------------------------------------------------------------------
     Total operating costs and expenses                                 189,243      190,972       202,999

Operating income (loss)                                                  11,869        9,203       (11,378)

Other expense                                                               193           --            --
Interest expense, net                                                       744        1,842         2,255
----------------------------------------------------------------------------------------------------------

Income (loss) from continuing operations before
  provision (benefit) for income taxes                                   10,932        7,361       (13,633)

Provision (benefit) for income taxes                                      4,449        3,008        (4,745)
----------------------------------------------------------------------------------------------------------

Income (loss) from continuing operations                                  6,483        4,353        (8,888)

Gain on disposal of discontinued operations, net of tax
  expense of $43 in 2001, $143 in 2000 and $835 in 1999                      62          206         1,362
  --------------------------------------------------------------------------------------------------------

Net income (loss)                                                  $      6,545   $    4,559   $    (7,526)
==========================================================================================================

Earnings (loss) per share
  Per common share - basic
     Income (loss) from continuing operations                      $        .84   $      .57   $     (1.21)
     Gain from discontinued operations                                      .01          .03           .19
     -----------------------------------------------------------------------------------------------------
       Net income (loss)                                           $        .85   $      .60   $     (1.02)
       ===================================================================================================

  Per common share - diluted
     Income (loss) from continuing operations                      $        .80   $      .56   $     (1.21)
     Gain from discontinued operations                                      .01          .03           .19
     -----------------------------------------------------------------------------------------------------
       Net income (loss)                                           $        .81   $      .59   $     (1.02)
       ===================================================================================================

Weighted average shares outstanding
  Weighted average shares outstanding - basic                         7,674,608    7,541,376     7,360,548
  Dilutive effect of options                                            414,477      151,780            --
  --------------------------------------------------------------------------------------------------------
  Weighted average shares outstanding - diluted                       8,089,085    7,693,156     7,360,548
  ========================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders' Equity


                                            Common Stock
                                   -------------------------------                         Accumulated   Retained
                                       Issued     Treasury Stock                                 Other   Earnings
                                   -------------------------------   Capital in  Unearned        Comp-     (Accum
For the three years                           Par              Par    Excess of   Compen-    rehensive    -ulated
ended December 31, 2001            Shares   Value   Shares   Value    Par Value    sation       Income   Deficit)     Total
-----------------------------------------------------------------------------------------------------------------------------
(in thousands)
Balance at December 31, 1998        8,733   $ 873   (1,364)  $(136)   $ 27,474   $    --    $      --    $  3,035    $ 31,246

1999 Activity
Stock options exercised                10       1       --      --          27        --           --          --          28
Treasury stock purchased               --      --      (15)     (2)        (57)       --           --          --         (59)
Stock option
  compensation expense                 --      --       --      --         116        --           --          --         116
Net loss                               --      --       --      --          --        --           --      (7,526)     (7,526)
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999        8,743     874   (1,379)   (138)     27,560        --           --      (4,491)     23,805

2000 Activity
Stock options exercised               223      22       --      --         789        --           --          --         811
Stock compensation expense             15       2       --      --         112        --           --          --         114
Net income                             --      --       --      --          --        --           --       4,559       4,559
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000        8,981     898   (1,379)   (138)     28,461        --           --          68      29,289

2001 Activity
Stock options exercised               194      20       --      --       1,329        --           --          --       1,349
Restricted stock  and
  related compensation expense        145      14       --      --       1,330      (992)          --          --         352
Accumulated other
  comprehensive income(1)              --      --       --      --          --        --         (608)         --        (608)
Tax benefit from
  stock options exercised              --      --       --      --         211        --           --          --         211
Net income                             --      --       --      --          --        --           --       6,545       6,545
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001        9,320   $ 932   (1,379)  $(138)   $ 31,331   $  (992)   $    (608)   $  6,613    $ 37,138
=============================================================================================================================

(1)Comprehensive income is as follows:


Year ended December 31, 2001
-----------------------------------------------
Net income                             $  6,545
Minimum pension liability adjustment,
  net of tax effect of $405                (608)
  ---------------------------------------------
Comprehensive income                   $  5,937
===============================================

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

For the years ended December 31,                                       2001        2000        1999
---------------------------------------------------------------------------------------------------
(in thousands of dollars)
Cash provided by (used for) operations
  Net income (loss)                                                $  6,545    $  4,559    $ (7,526)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used for) operating activities:
  Gain from discontinued operations                                     (62)       (206)     (1,362)
  Loss on disposal of assets                                            193          --          --
  Non-cash stock compensation expense                                    90         114         116
  Tax benefit from stock options exercised                              211          --          --
  Provision for impairment of investment in Empresa, Inc.                --          --       1,424
  Depreciation and amortization                                       3,457       3,746       6,060
  Deferred income tax provision                                       1,601       2,930      (5,043)
---------------------------------------------------------------------------------------------------
                                                                     12,035      11,143      (6,331)
Cash provided by (used for) working capital
  Receivables                                                         8,293       2,950      (1,901)
  Unbilled expenditures and fees on contracts in process              1,074      (6,024)     13,560
  Inventories                                                           248        (473)        (88)
  Prepaid expenses and other current assets                           2,137      (2,333)       (626)
  Accounts payable                                                      745       1,202       1,341
  Accrued payroll and employee benefits                               1,402         466       1,653
  Other accrued expenses                                             (1,279)     (2,129)      5,210
---------------------------------------------------------------------------------------------------
                                                                     12,620      (6,341)     19,149

  Net cash provided by continuing operations                         24,655       4,802      12,818
  Net cash provided by (used for) discontinued operations                62         (67)     (1,833)
---------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                       24,717       4,735      10,985

Cash provided by (used for) investing activities
  Additions to property, plant and equipment
     related to continuing operations                                (3,752)     (3,120)     (2,702)
  Proceeds from the sale of assets                                      100          --          --
  Investments and acquisitions                                           --          --        (682)
  Proceeds from the sale of discontinued operations                      --          --       1,700
---------------------------------------------------------------------------------------------------
     Net cash used for investing activities                          (3,652)     (3,120)     (1,684)

Cash provided by (used for) financing activities
  Net borrowings (repayments) under revolving credit agreement       (5,784)      5,784      (7,100)
  Repayment of working capital agreement                                 --     (19,700)         --
  Proceeds from mortgage agreements                                      --      17,500          --
  Repayment of interim mortgage                                          --      (7,500)         --
  Principal payment under 10-year mortgage                             (500)       (250)         --
  Proceeds from the exercise of stock options                         1,349         811          28
  Purchase of treasury stock                                             --          --         (59)
---------------------------------------------------------------------------------------------------
     Net cash used for financing activities                          (4,935)     (3,355)     (7,131)

  Net increase (decrease) in cash and cash equivalents               16,130      (1,740)      2,170
  Cash and cash equivalents at the beginning of the year                527       2,267          97
---------------------------------------------------------------------------------------------------

     Cash and cash equivalents at the end of the year              $ 16,657    $    527    $  2,267
===================================================================================================

Supplemental information
  Cash paid for interest                                           $    858    $  2,055    $  2,451
  Cash paid for taxes                                                 2,185       2,893         199
  Restricted stock issued                                             1,344          --          --
  Minimum pension liability                                           1,013          --          --

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1. Significant Accounting Policies

Nature of Business

Dynamics Research Corporation ("company") is an innovative solutions provider, partnering with customers to apply proven processes and technology. The company delivers engineering, logistics and information technology services and precision manufactured products that enhance the performance and cost effectiveness of its customers' mission critical systems.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to current year presentation.

Risks, Uncertainties and Use of Estimates

There are certain business risks specific to the industries in which the company operates, including estimates of costs to complete contract obligations, changes in government policies and procedures, government contracting issues and risks associated with technological development. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates and assumptions also affect the amount of revenue and expenses reported during the year. Actual results could differ from those estimates.

Revenue Recognition

The company's systems and services business provides its services under time and materials, cost reimbursable and fixed-price contracts. Accordingly, the company adheres to generally accepted contract accounting principles. For time and materials contracts, revenue reflects the number of direct labor hours expended in the performance of a contract multiplied by the contract billing rate, as well as reimbursement of other billable direct costs. The risk inherent in time and materials contracts is that actual costs differ materially from negotiated billing rates in the contract, which directly affects operating income. Under fixed-price contracts, revenue is recognized under the percentage of completion method, on the basis of costs incurred in relation to estimated total costs to complete the contract. The risk to the company on a fixed-price contract is that if actual costs exceed the estimated costs to complete the contract, then profit is eroded or losses are incurred. For cost reimbursable contracts, revenue is recognized as costs are incurred and include a proportionate amount of the fee earned. Cost reimbursable contracts specify the contract fee in dollars or as a percentage of estimated costs. The primary risk on a cost reimbursable contract is that a government audit of direct and indirect costs could result in the disallowance of certain costs, which would directly impact revenue and margin on the contract. Historically, such audits have had no material impact on the company's revenue and margin.

For all types of contracts, the company recognizes anticipated contract losses as soon as they become known and estimable. Out-of-pocket expenses that are reimbursable by the customer are included in contract revenue and cost of contract revenue.

Unbilled expenditures and fees on contracts in process are the amounts of recoverable contract revenue, which had not been billed at the balance sheet date. Costs related to United States Government contracts, including applicable indirect costs, are subject to audit by the government. Revenue from such contracts has been recorded at amounts expected to be realized upon final settlement.

Revenue from product sales, less associated warranty costs, is generally recognized at the time of shipment.

Income Taxes

The company accounts for income taxes using the liability method. Under the liability method, deferred taxes are determined based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates. The deferred tax provision represents the change in the deferred tax asset or liability balance.

Cash and Cash Equivalents

All cash investments, which consist primarily of money market accounts, have original maturities of three months or less and are classified as cash equivalents.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, and consist of materials, labor and overhead. There are no amounts in inventories relating to contracts having production cycles longer than one year.

December 31,                                                 2001          2000
-------------------------------------------------------------------------------
(in thousands of dollars)

Work in process                                           $   296      $    726
Raw materials and subassemblies                             2,664         2,482
-------------------------------------------------------------------------------
Total inventories                                         $ 2,960      $  3,208
===============================================================================

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Plant and equipment are depreciated principally on a straight-line basis over their estimated useful lives. Useful lives range from 3 to 8 years for equipment and 31 years for the building. Leasehold improvements are amortized over the shorter of the remaining term of the lease or the life of the related asset.

December 31,                                                           2001          2000
-----------------------------------------------------------------------------------------
(in thousands of dollars)
Land                                                               $  1,126     $   1,126
Building                                                              8,587         7,774
Machinery and equipment                                              47,546        45,133
Leasehold improvements                                                2,723         2,551
-----------------------------------------------------------------------------------------
Total property, plant and equipment, at cost                         59,982        56,584
Less accumulated depreciation and amortization                       45,385        42,143
-----------------------------------------------------------------------------------------
Net property, plant and equipment                                  $ 14,597     $  14,441
=========================================================================================

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the asset carrying value may not be recoverable. Impairment losses are measured based on the fair market value of the assets. In 2001, the company did not incur any impairment losses. See Notes 12 and 13 for a discussion of prior year impairment losses.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, unbilled expenditures and fees on contracts in process, and accounts payable approximate fair value because of the short-term nature of these instruments. The fair value of debt approximates carrying value because the debt bears interest at a variable market rate.

Stock-Based Compensation

The company adopted the disclosure alternative under Statement of Financial Accounting Standard ("SFAS") No. 123, Accounting for Stock-Based Compensation. The disclosure alternative requires the presentation of the pro forma effects on earnings (loss) and earnings (loss) per share as if stock-based compensation had been recognized, as well as the disclosure of certain other information.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments included in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133 (as amended by SFAS No. 137 and SFAS No. 138) was effective January 1, 2001. The adoption of SFAS No. 133 did not have a material impact on the company's financial position or results of operations, because it has no derivative instruments or hedging activities.

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

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 modifies the rules for accounting for the impairment of long-lived assets. The new rules are effective for the company beginning January 1, 2002. The company does not believe that the adoption of SFAS No. 144 will have a material impact on the company's financial position or results of operations.

Earnings (Loss) Per Common Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. For years in which there is net income, diluted earnings per share is determined by giving effect to the exercise of stock options and restricted stock using the treasury stock method.

Due to their antidilutive effect, 7,500 and 437,500 stock options were excluded from the calculation of earnings per share in 2001 and 2000, respectively. In 1999, because the company reported a net loss from continuing operations, 911,185 outstanding stock options were excluded from the weighted average number of shares outstanding.

2. Contracts in Process and Contract Loss Provisions

In 1997, the company entered into a fixed-price software development contract with the Colorado Department of Human Services. This contract encountered difficulties, and as a result, the company recorded losses, including an $11.9 million charge in 1999. The losses are included in the results of operations of the Systems and Services segment as a charge to cost of contract revenue. The company continued to update its estimate of project cost and recorded, as necessary, changes in estimates during each reporting period through 2001. The company currently anticipates that the contract, except for the system warranty period, will be completed during the first half of 2002. Although the company believes it has reasonably estimated and provided for the costs to complete the Colorado contract at December 31, 2001, estimates of project costs will continue to be updated and changes in estimates provided for, as necessary, in each reporting period until completion. Accordingly, there can be no assurances that the actual costs on the project will not differ materially from current estimates.

In 2000, the company incurred losses on communications software development projects described in Note 12. In 1999, the company recorded charges of $2.2 million to provide for estimated contract losses on two other fixed-price software development contracts and $1.8 million for other unrecoverable contract costs. These charges are reflected in the results of the Systems and Services segment as a charge to cost of contract revenue.

Unbilled expenditures and fees on contracts in process with the United States Government were $16.5 million and $16.6 million at December 31, 2001 and 2000, respectively. Receivables under United States Government contracts were $11.1 million and $17.7 million at December 31, 2001 and 2000, respectively.

3. Restructuring

In the fourth quarter of 1999, the company adopted a restructuring plan intended to reduce overhead costs and increase efficiencies. The company recorded a restructuring charge of $1.2 million to provide for severance and other exit costs for approximately 100 involuntarily terminated employees, of which $1.0 million was recorded as cost of contract revenue and the remainder as selling, engineering and administrative expense. Approximately half the charge was related to Massachusetts operations. The remainder of the charge related to a number of other locations. The plan involved reducing personnel in certain operating units, the consolidation and realignment of certain functions, and the evaluation of strategic alternatives for certain operations. The affected employees were primarily employed in an indirect capacity or in service lines that the company did not intend to pursue in the future. As of December 31, 1999, no costs had been charged against accrued liability.

During 2000, the company expended approximately $0.9 million related to severance costs and outplacement services for 58 employees. During the fourth quarter of 2000, the company determined that

$0.1 million of reserves related to a specific business were no longer necessary, and those reserves were reversed against cost of contract revenue. The remaining restructuring reserve of $0.2 million at December 31, 2000 was expended during the first half of 2001, primarily for continuation pay for employees who had left the company prior to December 31, 2000.

During the second and third quarters of 2001, the company provided $0.3 million for involuntary severance costs for 45 employees in the Encoder Division. These costs were expended in the second half of 2001, primarily for continuation pay.

4. Discontinued Operations

In June 1999, the company completed the sale of its previously discontinued Telecommunications Fraud Control business for $1.7 million plus royalties. The sale resulted in a 1999 favorable pre-tax adjustment of $2.2 million to the estimated pre-tax loss on disposal of discontinued operations of $4.1 million, which was recorded in 1998. Royalty income of $62,000 and $0.2 million, after taxes, was recognized in 2001 and 2000, respectively. The company may benefit modestly from future royalty payments through July 31, 2002, up to a cap of $0.9 million, net of taxes. These receipts will be recorded as gain from discontinued operations, after deducting taxes, when received.

The 1999 consolidated financial statements of the company were restated to reflect the discontinuation of the Telecommunications Fraud Control business. Accordingly, the revenue, costs, expenses and cash flows of the business were excluded from the respective captions in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows and were reported as Gain
(loss) from discontinued operations, net of income taxes, and as Net cash used for discontinued operations for all periods presented. The results of discontinued operations do not reflect any interest expense or any allocation of corporate general and administrative expense. There was no revenue from discontinued operations or operating loss of the business during 2001 and 2000 other than royalty income discussed above. Revenue and pre-tax net operating losses for the Telecommunications Fraud Control business for the year ended December 31, 1999 were $0.7 million and $2.4 million, respectively. The results for 1999 were charged to the accrual established at the date the plan of disposal was adopted.

5. Income Taxes

The components of the provision (benefit) for federal and state income taxes from continuing operations are as follows:

For the years ended December 31,                                           2001         2000          1999
-----------------------------------------------------------------------------------------------------------
(in thousands of dollars)
Currently payable
  Federal                                                           $     2,328    $      68    $       75
  State                                                                     520           10           223
-----------------------------------------------------------------------------------------------------------
                                                                          2,848           78           298
Deferred
  Federal                                                                 1,546        2,296        (3,584)
  State                                                                      55          634        (1,459)
-----------------------------------------------------------------------------------------------------------
                                                                          1,601        2,930        (5,043)
-----------------------------------------------------------------------------------------------------------
Total provision (benefit)                                           $     4,449    $   3,008    $   (4,745)
===========================================================================================================

The major items contributing to the difference between the statutory United States federal income tax rate of 34% and the company's effective tax rate are as follows:

For the years ended December 31,                                           2001         2000          1999
----------------------------------------------------------------------------------------------------------
(in thousands of dollars)
Provision (benefit) on income (loss) from continuing operations
  at statutory rate                                                 $     3,717    $   2,503    $   (4,635)
State income taxes, net of federal tax benefit                              380          425          (810)
Increase in valuation allowance                                              --           --           449
Other, net                                                                  352           80           251
-----------------------------------------------------------------------------------------------------------
Provision (benefit) for income taxes                                 $    4,449    $   3,008    $   (4,745)
===========================================================================================================

During 1999, the company recorded a tax valuation allowance related to a capital loss from the sale of its investment in Empresa, Inc. (see Note 13). Currently, the company does not expect that it will meet the requirements necessary to deduct this loss for federal income tax purposes. Accordingly, the company has recorded a valuation allowance for the full amount of the potential tax benefit associated with the loss.

In 2000, the company generated a federal net operating loss carryforward of $1.8 million that the company will fully utilize to reduce 2001 federal taxable income. In 1999, the company utilized $4.2 million of federal net operating loss carryforwards to reduce 1999 federal taxable income.

The tax effects of significant temporary differences that comprise deferred tax assets and liabilities are as follows:

December 31,                                                                2001          2000
----------------------------------------------------------------------------------------------
(in thousands of dollars)
Unbilled costs and fees and deferred contract revenue, net             $  (9,143)   $  (10,510)
Accrued expenses                                                           2,892         3,648
Receivables reserves                                                         541           439
Inventory reserves                                                           597           649
Pension liability                                                            405            --
Federal net operating loss carryforwards                                      --           612
Other                                                                        433           587
----------------------------------------------------------------------------------------------
Current deferred tax liabilities, net                                     (4,275)       (4,575)
-----------------------------------------------------------------------------------------------
Accelerated tax depreciation                                                (899)           93
State net operating loss and credit carryforwards                            163           383
Capital loss carryforward                                                    449           449
Valuation allowance                                                         (449)         (449)
Alternative minimum tax credit carryforward                                  153           153
DISC deferral                                                             (1,886)         (966)
Other                                                                       (281)         (512)
-----------------------------------------------------------------------------------------------
Non-current deferred tax liabilities, net                                 (2,750)         (849)
-----------------------------------------------------------------------------------------------
Total deferred tax liabilities, net                                    $  (7,025)   $   (5,424)
===============================================================================================

Total deferred tax assets and total deferred tax liabilities were $6.5 million and $13.5 million, respectively, at December 31, 2001, compared with $7.4 million and $12.8 million, respectively, at December 31, 2000.

6. Employee Benefit Programs

The company has a noncontributory defined benefit pension plan covering substantially all of its employees. Pension plan benefits are generally based on the number of years an employee has worked and compensation during final years of employment. The company's funding policy is to contribute at least the minimum amount required by the Employee Retirement Income Security Act of 1974. Additional amounts are contributed to assure that plan assets will be adequate to provide retirement benefits. Contributions are intended to provide for benefits earned to date and also for those expected to be earned in the future.

In December 2001, the Board of Directors approved to proceed with amendments limiting future increases in benefits under the company's Defined Benefit Pension Plan, freezing membership in the Plan, and providing for improvements to the company's 401(k) Plan. Accordingly, the approval to amend the Defined Benefit Pension Plan resulted in a curtailment charge of $0.8 million in the fourth quarter of 2001.

Periodic Pension Cost

For the years ended December 31,                                    2001         2000          1999
---------------------------------------------------------------------------------------------------
(in thousands of dollars)
Service cost - benefits earned during the period             $     2,470   $    2,322    $    2,502
Interest cost on projected benefit obligation                      3,476        3,240         2,735
Expected return on plan assets                                    (3,684)      (3,450)       (3,114)
Amortization of prior service cost                                   220          220           220
Amortization of transition obligation                                 35           35            35
Recognized actuarial loss                                             72           --            --
---------------------------------------------------------------------------------------------------
Net periodic pension cost                                          2,589        2,367         2,378
Recognized curtailment loss                                          819           --            --
---------------------------------------------------------------------------------------------------
Net periodic pension cost after curtailment loss             $     3,408   $    2,367    $    2,378
===================================================================================================

Changes in Benefit Obligations

December 31,                                                              2001          2000
--------------------------------------------------------------------------------------------
(in thousands of dollars)
Projected benefit obligation at beginning of year                   $   49,485    $   43,653
Service cost - benefits earned during the period                         2,403         2,322
Interest cost on projected benefit obligation                            3,475         3,240
Benefits paid                                                           (1,502)       (1,789)
Actuarial loss                                                           1,437         2,059
Plan amendments - curtailment gain                                      (9,732)           --
--------------------------------------------------------------------------------------------
Projected benefit obligation at end of year                         $   45,566    $   49,485
============================================================================================

Change in Plan Assets

December 31,                                                              2001          2000
--------------------------------------------------------------------------------------------
(in thousands of dollars)
Fair value of plan assets at beginning of year                      $   40,421    $   37,699
Actual return on plan assets                                               708         1,737
Employer contributions                                                   2,480         2,774
Benefits and expenses paid                                              (1,575)       (1,789)
---------------------------------------------------------------------------------------------
Fair value of plan assets at end of year                            $   42,034    $   40,421
============================================================================================

Funded Status

December 31,                                                              2001          2000
--------------------------------------------------------------------------------------------
(in thousands of dollars)
Plan assets less than projected benefit obligation                  $    3,532    $    9,064
Unrecognized net transition obligation                                      --           (35)
Unrecognized prior service costs                                            --        (1,040)
Unrecognized net actuarial loss                                         (1,013)       (6,398)
---------------------------------------------------------------------------------------------
Accrued pension liability                                           $    2,519    $    1,591
============================================================================================

Weighted Average Assumptions

December 31,                                                              2001          2000
--------------------------------------------------------------------------------------------
Discount rate                                                             7.0%          7.3%
Rate of compensation increase                                             4.0%          4.0%
Expected rate of return on assets                                         9.0%          9.0%
--------------------------------------------------------------------------------------------

Plan assets consist primarily of equity and fixed income securities. Fluctuations in the fair market value of plan assets will affect pension expense in future years. At December 31, 2001, the defined benefit pension plan was underfunded relative to its accumulated benefit obligation. This resulted in the company recording an additional liability of $1.0 million in 2001 to reflect the required minimum pension liability amount. The amount is recorded, net of the related tax effect, as a component of accumulated other comprehensive income.

Additional Liability at December 31,                                       2001
-------------------------------------------------------------------------------
(in thousands of dollars)

Accumulated benefit obligation at end of year                        $   45,566
-------------------------------------------------------------------------------
Unfunded accumulated benefit obligation                              $    3,532
Accrued pension liability                                                (2,519)
-------------------------------------------------------------------------------
Additional minimum liability                                         $    1,013
===============================================================================

The company also maintains a cash or deferred savings plan (the "401(k) plan"). Employees may elect to defer a portion of their salary and contribute the deferred portion to the 401(k) plan. The company contributes an amount equal to 25% of the first 6% of an employee's contribution to the plan. The company contributed $0.9 million to the plan for each of 2001, 2000 and 1999. Employee contributions and the company's matching contributions are invested in one or more collective investment funds at the participant's direction. The company's matching contributions are subject to forfeiture of any non-vested portion if termination occurs within the first five years of employment.

On October 31, 2000, the Board of Directors approved a deferred compensation plan. The plan provides certain employees of the company the ability to annually elect to defer up to 100% of any cash incentive payments from the company and any salary in excess of the FICA earnings ceiling. Employee contributions are invested in selected mutual funds within a Rabbi Trust. These investments, which the company has classified as trading securities, are recorded at fair value with corresponding amounts recorded as deferred compensation liabilities for certain employees. At December 31, 2001 $0.4 million had been deferred under the plan. At December 31, 2000, no amounts had been deferred.

The company also has a deferred compensation plan under which non-employee directors may elect to defer their directors' fees. Amounts deferred for each participant are credited to a separate account, and interest at the lowest rate at which the company borrowed money during each quarter or, if there was no such borrowing, at the prime rate, is credited to such account quarterly. The balance in a participant's account is payable in a lump sum or in installments when the participant ceases to be a director. In 2001, deferred compensation having an aggregate value of approximately $262,000 was converted into 23,577 shares of restricted company stock, based upon the fair market value of the stock at the date of conversion.

7. Debt

The company's revolving credit agreement (the "Revolver"), dated February 10, 2000, allows the company to borrow up to the lesser of $20.0 million or 80% of eligible accounts receivable, as defined by the agreement. The Revolver expires on February 10, 2003. Interest on the outstanding balance of the Revolver is payable monthly. Prior to February 2001, interest accrued at the prime rate and the agreement included a fee of 0.375% on the unused portion of the Revolver. Beginning in February 2001, the company received the option to elect, on a fixed 30, 60 or 90-day term, an interest rate of LIBOR plus 2% or the prime rate. In addition, the fee on the unused Revolver was reduced to 0.25%.

Effective June 30, 2001, the Revolver was amended (the "Amended Revolver") to release the banks' security interests in the company's assets and to continue the Amended Revolver on an unsecured basis. At December 31, 2001, there was no outstanding balance under the Amended Revolver, and the company had $15.2 million of unused credit line available. At December 31, 2000, $5.8 million was outstanding under the Revolver. Available interest rates on the Amended Revolver at December 31, 2001, were 4.75% under the prime rate option and 3.88% under the 30-day LIBOR rate option.

The company has a 10-year mortgage loan (the "Mortgage"), dated June 12, 2000, on the company's real estate. The outstanding balance of the Mortgage was $9.3 million and $9.8 million at December 31, 2001 and 2000, respectively. The agreement requires quarterly principal payments of $125,000 beginning on August 1, 2000, with a final payment of $5.0 million in June 2010. Interest on the Mortgage accrued at the rate of LIBOR plus 2.5% at December 31, 2000. Effective November 6, 2001, the interest rate on the Mortgage was reduced to LIBOR plus 2.0%. The interest rate on the Mortgage under the 90-day LIBOR option elected at October 15, 2001 was 4.51% on December 31, 2001. The Mortgage is secured by the corporate office facility in Andover, Massachusetts.

The Amended Revolver and Mortgage require the company to meet certain financial covenants including maintaining a minimum tangible net worth, cash flow and debt coverage ratios, as well as limit the company's ability to incur additional debt, to pay dividends, to purchase capital assets, to sell or dispose of assets, to make additional acquisitions or investments, or to enter into new leases, among other restrictions. The company was in compliance with all covenants on December 31, 2001.

8. Stock Plans

The company has stock option plans, which are administered by the Compensation Committee of the Board of Directors. The committee determines which employees receive options, the number of options granted and the option prices of the shares covered by each stock option grant.

The 1993 Equity Incentive Plan (the "1993 Plan") permits the company to grant incentive stock options, non-qualified stock options, stock appreciation rights, awards of nontransferable shares of restricted common stock and deferred grants of common stock. The option price of incentive stock options will not be less than the fair market value at the time the option is granted. The option period will not be greater than 10 years from the date the option is granted. Normally the stock options have been exercisable in three equal installments beginning one year from the date of the grant. Through shareholder approval, 580,800 shares were reserved for the 1993 Plan. At December 31, 2001, 46,809 shares were available for future grants.

The company's 1995 Stock Option Plan for Non-Employee Directors provides for each outside director to receive options to purchase 5,000 shares of common stock at the first annual meeting at which the director is elected. As long as he or she remains an eligible director, the director receives options to purchase 1,000 shares of common stock at each annual meeting. These directors cannot be an employee of the company or one of its subsidiaries or a holder of five percent or more of the company's common stock. The exercise price of these options is the fair market value of the common stock on the date of grant. Each option is not transferable except upon death and expires 10 years after the date of grant. The options become exercisable in three equal installments on the first, second and third anniversary of the date of grant. A total of 132,000 shares were reserved for issuance. At December 31, 2001, 81,040 shares remained available for future grants. There were no grants under this plan during 2001. Under the 2000 Plan, discussed below, options to purchase 60,000 shares of the company's common stock were issued to directors in 2001.

In 1999, unrelated to the 1993 and 1995 plans, the company granted an officer 250,000 non-qualified stock options to purchase shares of the company's common stock. The option price is $4.44, which was the fair market value of the common stock at the date of grant. Twenty percent of the options vested immediately. An additional 20% vest in each successive year from the date of grant. The options expire 10 years from the date of grant.

On January 18, 2000, the company's shareholders approved the adoption of the 2000 Incentive Plan (the "2000 Plan"). The 2000 Plan allows the company to grant incentive stock options, non-qualified stock options, stock appreciation rights, awards of nontransferable shares of restricted common stock and deferred grants of common stock up to a total of 1.5 million shares. In the case of incentive stock options, the option price will not be less than the fair market value of the stock at the date of grant. The option period will not exceed 10 years from the date of grant. The terms of the 2000 Plan are substantially similar to those of the 1993 Plan. A total of 1.5 million shares were reserved for issuance of which 116,200 shares remained available at December 31, 2001.

On January 30, 2001, the company's shareholders approved the 2000 Employee Stock Purchase Plan (the "ESPP"). The ESPP is designed to give eligible employees an option to purchase common stock of the company through accumulated payroll deductions. The purchase price of the stock is equal to 85% of the fair market value of a share of common stock on the first day or last day of each three-month offering period, whichever is lower. All employees of the company or designated subsidiaries who customarily work at least 20 hours per week and do not own five percent or more of the company's common stock are eligible to participate in the purchase plan. A total of 800,000 shares have been reserved for issuance under the ESPP. The program commenced in May 2001 and as of December 31, 2001, 58,387 shares have been issued through the plan.

During the second quarter of 2001, the Board of Directors approved the Executive Long Term Incentive Program (the "ELTIP"), implemented under the provisions of the shareholder approved 2000 Incentive Plan. The ELTIP provides incentives to program participants through a combination of stock options and restricted stock grants which vest fully in seven years. The ELTIP allows for accelerated vesting based on the company's achievement of specified financial performance goals. During the second quarter of 2001, the company granted under this plan stock options totaling 750,000 shares of common stock at fair market value and granted 121,000 shares of restricted common stock with approximately $1.1 million of compensatory value to be amortized over the vesting period of the grant. In 2001, the company recognized approximately $90,000 of compensation expense under this plan.

The company has computed pro forma disclosures using the Black-Scholes option pricing model. The Black-Scholes model computes the estimated fair market value of the options granted each year.

Black-Scholes Assumptions

December 31,                                     2001        2000          1999
-------------------------------------------------------------------------------
Risk free interest rate                           5.4%        5.0%          7.0%
Expected option life (years)                      8.6         9.6           8.9
Stock volatility                                73.19%      72.64%        73.49%
-------------------------------------------------------------------------------


Options Granted

For the years ended December 31,                 2001        2000          1999
-------------------------------------------------------------------------------
Number of shares                              829,500     469,200       310,500
Weighted average fair market value          $    7.02   $    6.40     $    3.59
-------------------------------------------------------------------------------

The company accounts for its stock option plans under APB Opinion No. 25 under which no compensation cost has been recognized. If compensation costs for the fair value of options granted under these plans had been recognized in the financial results, the company's net income (loss) and earnings (loss) per share would have approximated the following pro forma amounts:

For the years ended December 31,                                   2001     2000        1999
--------------------------------------------------------------------------------------------
(in thousands of dollars)
Income (loss) from continuing operations                        $ 4,189  $ 3,724    $ (9,416)
Income (loss) from continuing operations per share - basic          .55      .49       (1.28)
Income (loss) from continuing operations per share - diluted        .52      .48       (1.28)
Net income (loss)                                                 4,251    3,930      (8,054)
Net income (loss) per share - basic                                 .55      .52       (1.09)
Net income (loss) per share - diluted                               .53      .51       (1.09)
============================================================================================

Stock option information for 2001, 2000 and 1999 is as follows:

                                                          Number       Weighted-
                                                       of Shares   Average Price
  ------------------------------------------------------------------------------
Outstanding at December 31, 1998                         627,630       $    5.32
  Granted                                                310,500            4.53
  Exercised                                               (9,785)           2.92
  Canceled                                               (17,160)           5.59
  ------------------------------------------------------------------------------
Outstanding at December 31, 1999                         911,185            5.07
  Granted                                                469,200            8.12
  Exercised                                             (223,381)           3.64
  Canceled                                               (80,344)           6.07
  ------------------------------------------------------------------------------
Outstanding at December 31, 2000                       1,076,660            6.62
  Granted                                                829,500            9.01
  Exercised                                             (136,127)           6.28
  Canceled                                               (18,880)           7.52
  ------------------------------------------------------------------------------
Outstanding at December 31, 2001                       1,751,153            7.76
================================================================================

The following tables summarize information about stock options outstanding and exercisable at December 31, 2001:

Options Outstanding

                                                          Weighted-
                                                           Average              Weighted-
                               Number of Shares        Contractual                Average
Exercise                         Outstanding at          Remaining               Exercise
Price Range                   December 31, 2001      Life in Years                  Price
-----------------------------------------------------------------------------------------
$3.12-$4.41                              34,320                  3.2          $      3.20
 4.42-5.52                              353,200                  6.8                 4.65
 5.53-6.63                                8,140                  6.3                 6.12
 6.64-7.73                              105,560                  6.9                 7.39
 7.74-9.94                            1,200,633                  9.1                 8.72
 9.95-11.04                              49,300                  7.1                10.80
-----------------------------------------------------------------------------------------
 3.12-11.04                           1,751,153                  8.3                 7.76
=========================================================================================

Options Exercisable

                               Number of Shares                                 Weighted-
Exercise                         Exercisable at                                   Average
Price Range                   December 31, 2001                            Exercise Price
-----------------------------------------------------------------------------------------
$3.12-$4.41                              34,320                                $     3.20
 4.42-5.52                              244,867                                      4.72
 5.53-6.63                                6,308                                      6.07
 6.64-7.73                               68,893                                      7.33
 7.74-9.94                              132,198                                      8.32
 9.95-11.04                              34,800                                     10.14
-----------------------------------------------------------------------------------------
 3.12-11.04                             521,386                                      6.26
=========================================================================================

Stock options exercisable at December 31, 2000 and December 31, 1999 were 426,498 and 562,393, respectively.

9. Commitments and Contingencies

The company conducts some of its operations in facilities, which are under long-term operating leases. These leases expire at various dates through 2005, with various options to renew through 2010. It is expected that in the normal course of business, leases that expire will be renewed or replaced. Rent expense under these leases (inclusive of real estate taxes and insurance) was approximately $4.1 million in 2001, $3.8 million in 2000 and $3.7 million in 1999. The aggregate minimum lease commitment for the company's facilities on December 31, 2001 was $9.9 million, payable as follows: $3.5 million in 2002, $2.7 million in 2003, $2.2 million in 2004, $1.4 million in 2005 and $0.1 million in 2006.

As a defense contractor, the company is subject to many levels of audit and review, including the Defense Contract Audit Agency (the "DCAA"), the Inspector General, the Defense Criminal Investigative Service, the General Accounting Office, the Department of Justice and Congressional Committees. As a result of certain DCAA audit findings in January 2000, the United States Government temporarily deferred a portion of its payments to the company. At December 31, 2000, $1.0 million in payments were deferred, all of which was paid in early 2001. Both related to and unrelated to its defense industry involvement, the company is, from time to time, involved in audits, lawsuits, claims, administrative proceedings and investigations. The company accrues for liabilities associated with these activities when it becomes probable that future expenditures will be made and when the expenditures can be reasonably estimated. In management's opinion, the outcome from such audits and other matters discussed above is not expected to have a material adverse effect on the company's financial position or results of operations.

On October 26, 2000, the United States Attorney's Office announced the indictment of two former company employees for conspiracy to defraud the United States Air Force. Both former employees pled guilty. The United States Attorney's Office has informed the company that it is not a target of the investigation. Separately, the United States Attorney's Office is investigating certain company activity and billing transactions from prior years. The company does not know, at this time, what financial effects, if any, may result to the company from these matters.

In 2001, approximately 79% of the company's sales were to United States Government agencies, primarily the Department of Defense. All of the company's United States Government contracts are subject to termination for convenience in accordance with government regulations. In 2001, approximately 10% of the company's sales were to agencies of state governments. Many of the contracts the company has won are multi-year efforts. In accordance with state laws, funding must be approved annually by the states' legislatures.

The company has change of control agreements with certain employees of the company providing them with benefits if their employment with the company is terminated, other than for cause or their disability or death, or if they resign for good reason within a certain period of time from the date of any change of control of the company.

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

11. Business Segments

In 2001 and 2000, the company had three reportable business segments: Systems and Services, Metrigraphics and Encoder. In 1999, the company also had VisualMagic (see Note 13) and the Telecommunications Fraud Control business (see
Note 4). Each of the segments represents a separate product line, has different customer requirements and production processes and operate in different industries. The Systems and Services segment is the aggregation of five operating groups that provide similar services to government customers and are subject to similar regulations.

The segments follow the same accounting policies described in Note 1. Sales between segments represent less than 1% of total revenue and are accounted for at cost. Revenue is attributed to geographic areas based upon the customer's location. The company does not have locations outside the United States, but does contract with sales representatives located in foreign countries and the company's employees and subcontractors provide services at customer locations outside the United States. Domestic revenue represented 98%, 97% and 99% of revenue from continuing operations in 2001, 2000 and 1999, respectively.

During 2001, 2000 and 1999, revenue from Department of Defense customers represented approximately 73%, 74% and 66% of total revenue from continuing operations, respectively. Revenue earned from one significant DoD contract represented 19%, 17% and 12% of revenue from continuing operations in 2001, 2000 and 1999, respectively.

Systems and Services

The Systems and Services segment provides specialized technical services to the DoD, federal agencies, state governments and other customers and produced approximately 89% of total company revenue in 2001. These services include engineering services, development and operation of computer-based management systems and other management services. The Systems and Services segment provides network infrastructure for state human services as well as software system implementation services.

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

VisualMagic

Over a number of years, the company invested in the research and development of VisualMagic, an object-oriented development environment. As discussed further in
Note 13, during 1998, the company acquired an interest in Empresa, Inc., formerly Electronic Press Services Group, Inc., in exchange for a license to VisualMagic, cash and the assets of the business. Empresa, Inc. also hired most of the segment's employees.

Financial Information by Business Segment

                                                                                     Depreciation
                                                         Operating   Identifiable             and
                                                  Net       Income      Assets at    Amortization         Capital
                                             Sales(1) (Loss)(1)(2)       Year End         Expense    Expenditures
-----------------------------------------------------------------------------------------------------------------
(in thousands of dollars)
2001
Systems and Services                       $  179,350   $    9,971   $     49,156      $    1,889     $     2,162
Encoder                                        10,848       (1,671)         4,386             468             157
Metrigraphics                                  10,914        3,569          3,126             574             692
-----------------------------------------------------------------------------------------------------------------
  Total identifiable continuing operations $  201,112   $   11,869   $     56,668      $    2,931     $     3,011
  ===============================================================================================================

2000

Systems and Services                       $  172,774   $    4,466   $     58,504      $    1,955     $       996
Encoder                                        17,648        1,619          5,973             593             170
Metrigraphics                                   9,753        3,118          2,537             663             983
-----------------------------------------------------------------------------------------------------------------
  Total identifiable continuing operations $  200,175   $    9,203   $     67,014      $    3,211     $     2,149
  ===============================================================================================================

1999

Systems and Services                       $  164,766   $  (12,988)  $     55,191      $    1,967     $     1,442
Encoder                                        13,214         (785)         5,818             618             262
Metrigraphics                                  13,641        4,100          2,527           2,841             786
VisualMagic                                        --       (1,424)            --              --              --
-----------------------------------------------------------------------------------------------------------------
  Total identifiable continuing operations $  191,621   $  (11,097)  $     63,536      $    5,426     $     2,490
  ===============================================================================================================

(1)Net sales and operating income (loss) are presented after the elimination of intersegment transactions.
(2)In 1999, Systems and Services segment includes a $1.2 million restructuring charge.

Reconciliations of amounts related to identifiable continuing operations to amounts included in the Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows are as follows:

As of and for the years ended December 31,                                 2001         2000          1999
----------------------------------------------------------------------------------------------------------
(in thousands of dollars)
Identifiable operating income (loss)                               $     11,869   $    9,203   $   (11,097)
Other corporate expense                                                      --           --          (281)
-----------------------------------------------------------------------------------------------------------
  Operating income (loss)                                          $     11,869   $    9,203   $   (11,378)
  ==========================================================================================================

Identifiable assets(3)                                             $     56,668   $   67,014   $    63,536
Corporate assets(4)                                                      25,157       11,688        11,652
-----------------------------------------------------------------------------------------------------------
  Total assets                                                     $     81,825   $   78,702   $    75,188
  =========================================================================================================

Identifiable depreciation and amortization                         $      2,931   $    3,211   $     5,426
Corporate depreciation and amortization                                     526          535           634
-----------------------------------------------------------------------------------------------------------
  Total depreciation and amortization                              $      3,457   $    3,746   $     6,060
  =========================================================================================================

Identifiable capital expenditures                                  $      3,011   $    2,149   $     2,490
Corporate capital expenditures                                              741          971           212
-----------------------------------------------------------------------------------------------------------
  Total capital expenditures                                       $      3,752   $    3,120   $     2,702
  =========================================================================================================

(3) Identifiable assets by business segment include both assets directly identified with those operations and an allocable share of jointly used assets.
(4) Corporate assets consist primarily of cash, short-term investments and the company's Andover, Massachusetts corporate headquarters.

12. Sale of Tactical Communications Group

On June 1, 2001, the company completed the sale of its Tactical Communications Group ("TCG") and the transfer of related employees and assets. TCG developed and sold communications software for defense applications. In 2000, TCG recorded revenue of $2.3 million and an after-tax loss of $0.9 million, including a

$0.4 million impairment charge recorded in the fourth quarter of 2000. For the first six months of 2001, TCG recorded revenue of approximately $0.8 million and a loss of $0.5 million. The sale resulted in a net loss of $0.2 million, shown as Other expense on the Consolidated Statements of Operations. Proceeds from the transaction were $0.1 million in cash, with a $50,000 note receivable due one year from the date of sale.

13. Investment in Empresa, Inc.

In 1998 and 1999, the company made investments in Empresa, Inc. ("Empresa"), a privately held company. The company contributed a perpetual license to the VisualMagic development environment, the assets of the VisualMagic segment and cash. In the second quarter of 1999, the company wrote off its investment in Empresa due to the uncertainties of the early stage business resulting in an impairment charge of $1.4 million which is included in selling, engineering and administrative expenses in the Consolidated Statements of Operations. Subsequently, Empresa ceased operations.

Item 14. Quarterly Information (unaudited)

                                                         1st Qtr      2nd Qtr       3rd Qtr      4th Qtr
--------------------------------------------------------------------------------------------------------
(in thousands of dollars, except per share data)
2001
  Revenue                                                $  48,640  $    50,584   $   50,245   $    51,643
  Gross margin                                               6,810        6,898        7,684         7,778
  Operating income                                           2,480        2,750        3,496         3,143
  Income from continuing operations                          1,320        1,361        1,978         1,824
  Gain on discontinued operations                                -           62           -             -
  Net income                                                 1,320        1,423        1,978         1,824
  Income from continuing operations
     per common share - diluted(1)                             .17          .17          .24           .21
  Gain on discontinued operations
     per common share - diluted(1)                               -          .01            -             -
  Net income per common share - diluted(1)                     .17          .18          .24           .21
2000
  Revenue                                                $  47,790  $    54,440   $   48,376   $    49,569
  Gross margin                                               5,556        7,215        6,257         5,733
  Operating income                                           1,512        2,981        2,701         2,009
  Income from continuing operations                            556        1,436        1,350         1,011
  Gain on discontinued operations                              171           35           -             -
  Net income                                                   727        1,471        1,350         1,011
  Income from continuing operations
     per common share - diluted(1)                             .07          .19          .17           .13
  Gain on discontinued operations
     per common share - diluted(1)                             .02            -            -             -
  Net income per common share - diluted(1)                     .09          .19          .17           .13

(1)  Quarterly per share amounts may not equal annual amounts due to rounding.

Report of Independent Public Accountants

To Dynamics Research Corporation:

We have audited the accompanying consolidated balance sheets of Dynamics Research Corporation (a Massachusetts corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dynamics Research Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

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

/s/ Arthur Andersen LLP

Arthur Andersen LLP
Boston, Massachusetts,
February 1, 2002

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Part III

Item 10. Directors and Executive Officers of the Registrant

Information with respect to Directors of the Registrant in the section entitled "Election of Directors" in the company's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2001, is incorporated herein by reference.

Information relating to the Executive Officers of the company is included in
Item 4A of Part I of this Form 10-K.

Item 11. Executive Compensation

Information called for by this item is incorporated by reference from the section entitled "Compensation and Related Matters" in the company's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information called for by this item is incorporated by reference from the section entitled "Common Stock Ownership of Certain Beneficial Owners and Management" in the company's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2001.

Item 13. Certain Relationships and Related Transactions

Not applicable.

Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1) and (2) Financial Statements and Schedules - See Item 8.

(b) (3) Exhibits. The exhibits that are filed with this Form 10-K, or that are incorporated herein by reference, are set forth in the Exhibit Index, which appears in Part IV of this report on page 46.

(c) Reports on Form 8-K - None

Exhibit 99

Important Factors Regarding Forward-Looking Statements

The following factors, among others, could cause our actual results and performance to differ materially from those contained or implied in forward-looking statements made in this report and presented elsewhere by or on behalf of the company from time to time.

Our Revenue is Highly Dependent on Federal, State and Local Agencies and any Decreases in Their Budgets Could Affect our Results

In 2001, approximately 89% of our revenue was derived from government agencies, primarily the Department of Defense. Presently, many states are curtailing expenditures in response to budget deficits. While DRC provides critical services to state and local governments, it is possible the programs supported by DRC, and DRC's revenue, could be affected. In the past, our defense business has been adversely affected by significant changes in defense spending during periods of declining United States defense budgets. Among the effects of this general decline has been increased competition within a consolidating defense industry. It is not possible for us to predict whether defense budgets will increase or decline in the future. Further, changing missions and priorities in the defense budget may have adverse effects on our business. Funding limitations could result in a reduction, delay or cancellation of existing or emerging programs. We anticipate there will continue to be significant competition when our defense contracts are rebid, as well as significant competitive pressure to lower prices, which may reduce profitability in this area of our business. Any reduction in the level or profitability of our defense business, if not offset by new commercial business or other business, will adversely affect our business, financial condition and results of operations.

We Must Bear the Risk of Various Pricing Structures Associated with Government Contracts

We have historically derived a substantial portion of our revenue from contracts and subcontracts with the United States Government. A significant portion of our federal and state government contracts are undertaken on a time and materials nature, with fixed hourly rates that are intended to cover salaries, benefits, other indirect costs of operating the business and profit. The pricing of such contracts is based upon estimates of future costs and assumptions as to the aggregate volume of business that we will perform in a given business division or other relevant unit. For long-term contracts, we must estimate the costs necessary to complete the defined statement of work and recognize revenue or losses in accordance with such estimates. Actual costs may vary materially from the estimates made from time to time, necessitating adjustments to reported revenue and net income. Underestimates of the costs associated with a project could adversely affect our overall profitability and could have a material adverse effect on our business, financial condition and results of operations.

Alternatively, we undertake various government projects on a fixed-price basis, as distinguished from billing on a time and materials basis. Under a fixed-price contract, the government pays an agreed upon price for our services or products, and we bear the risk that increased or unexpected costs may reduce our profits or cause us to incur a loss. Significant cost overruns can occur if we fail to:

-   adequately estimate the resources required to complete a project;
-   properly determine the scope of an engagement; or
- complete our contractual obligation in a manner consistent with the project plan.

The potential for cost overruns may be heightened if we act as a subcontractor on a fixed-price project, because we have a limited ability to control project variables and to negotiate directly with the ultimate client. We cannot be certain that any of our existing or future time and materials or fixed-price projects will be profitable.

A substantial portion of our United States Government business is as a subcontractor. In such circumstances, we generally bear the risk that the prime contractor will meet its performance obligations to the United States Government under the prime contract and that the prime contractor will have the financial capability to pay us amounts due under the subcontract. The inability of a prime contractor to perform or make required payments to us could have a material adverse effect on the company's business, financial condition and results of operations.

Our Contracts and Subcontracts with Government Agencies are Subject to a Competitive Bidding Process and to Termination Without Cause by the Government

A significant portion of our federal and state government contracts are renewable on an annual basis, or are subject to the exercise of contractual options. Multi-year contracts often require funding actions by the United States Government, state legislature or others on an annual or more frequent basis. As a result, our business could experience material adverse consequences should such funding actions or other approvals not be taken.

Governmental awards of contracts are subject to regulations and procedures that permit formal bidding procedures and protests by losing bidders. Such protests may result in significant delays in the commencement of expected contractual effort, the reversal of a previous award decision or the reopening of the competitive bidding process, which could have a material adverse effect on our business, financial condition and results of operations.

Because of the complexity and scheduling of contracting with government agencies, from time to time we may incur costs before receiving contractual funding by the United States Government. In some circumstances, we may not be able to recover such costs in whole or in part under subsequent contractual actions. Failure to collect such amounts may have material adverse consequences on our business, financial condition and results of operations.

In addition, the United States Government has the right to terminate contracts for convenience. If the government terminated contracts with us, we would generally recover costs incurred up to termination, costs required to be incurred in connection with the termination and a portion of the fee earned commensurate with the work we have performed to termination. However, significant adverse effects on our indirect cost pools may not be recoverable in connection with a termination for convenience. Contracts with state and other governmental entities are subject to the same or similar risks.

We are Subject to a High Level of Government Regulations and Audits Under our Government Contracts and Subcontracts

As a defense contractor, we are subject to many levels of audit and review, including by the Defense Contract Audit Agency, the Inspector General, the Defense Criminal Investigative Service, the General Accounting Office, the Department of Justice and Congressional Committees. These audits and reviews could result in the termination of contracts, the imposition of fines or penalties, the withholding of payments due to us or the prohibition from participating in certain United States Government contracts for a specified period of time.

Although we have thus far not been required to make any material audit adjustments, the United States government, in the past, has temporarily deferred a portion of its payments to us. We cannot assure you that any such adjustments will not be required in the future.

Loss of Key Personnel or Increased Government Regulation of Immigration Could Limit our Growth

We are dependent on our ability to attract and retain highly skilled technical personnel. Many of our technical personnel may have specific knowledge and experience related to various government customer operations and these individuals would be difficult to replace in a timely fashion. In addition, qualified technical personnel are in high demand worldwide and are likely to remain a limited resource. The loss of services of key personnel could impair our ability to perform required services under some of our contracts, to retain such business after the expiration of the existing contract, or to win new business in the event that we lose the services of individuals who have been identified in a given proposal as key personnel in the proposal. Any of these situations could have a material adverse effect on our business, financial condition and results of operations.

In addition, we recruit technical professionals globally and, as a result, we must comply with the immigration laws in the countries in which we operate, particularly the United States. As of December 31, 2001, less than 1% of our workforce was working under H-1B temporary work permits in the United States. Government regulation limits the number of new H-1B permits that may be approved in a fiscal year. If the limit is reached in any year, we may not be able to recruit enough technical professionals to meet our personnel requirements. This could materially affect our business. Congress and administrative agencies with jurisdiction over immigration matters have periodically expressed concern over the level of legal and illegal immigration into the United States, which may reduce the number of work permits that may be issued. Any change making it more difficult for us to hire foreign nationals, or limiting our ability to retain foreign employees, could require us to incur additional unexpected labor costs and other expenses.

We Operate in Highly Competitive Markets and May have Difficulties Entering New Markets

The markets for our services are highly competitive. The government contracting business is subject to intense competition from numerous companies, many of which have significantly greater financial, technical and marketing resources than we do. The principal competitive factors are price performance, technical competence and reliability.

Competition in the market for our commercial products is also intense. There is a significant lead-time for developing such business, and it involves substantial capital investment including development of prototypes and investment in manufacturing equipment. Principal competitive factors are price, product quality and the ability to specialize our engineering in order to meet our customers' specific system requirements. Our precision products business has a number of competitors, many of which have significantly greater financial, technical and marketing resources than we do. Competitive pressures in our government and commercial businesses could have a material adverse effect on our business, financial condition and results of operations.

In our efforts to enter new markets, including commercial markets and United States Government agencies other than the Department of Defense, we generally face significant competition from other companies that have prior experience with such potential customers, as well as significantly greater financial, technical and marketing resources than we have. As a result, we may not achieve the level of success that we expect in our efforts to enter such new markets.

Our Business is Highly Concentrated and a Significant Portion of our Revenue is Derived from a Few Customers

Our revenue from contracts with the Department of Defense, either as prime contractor or subcontractor, accounted for approximately 73% of our total revenue during 2001. Within the Department of Defense, individual services and program offices account for a significant portion of our United States Government business. We cannot assure you that any of these customers will continue as such or will continue at current levels. A decrease in orders from any of these customers would have an adverse effect on our profitability, and the loss of any large customer could have a material adverse effect on our business, financial condition and results of operations.

We May be Subject to Product Liability Claims

Our precision manufactured products are generally designed to operate as important components of complex systems or products. Defects in our products could cause our customer's product or systems to fail or perform below expectations. Although we attempt to contractually limit our liability for such defects or failures, we cannot assure you that our attempts to limit our liability will be successful. Like other manufacturing companies, we may be subject to claims for alleged performance issues related to our products. Such claims, if made, could damage our reputation and could have a material adverse effect on our business, financial conditions or results of operations.

Economic Events May Affect our Business Segments

Many of our precision products are components of commercial products. Factors that affect the production and demand for such products, including economic events both domestically and in other regions of the world, competition, technological change and production disruption, could adversely affect demand for our products. Many of our products are incorporated into capital equipment, such as machine tools and other automated production equipment, used in the manufacture of other products. As a result, this portion of our business may be subject to fluctuations in the manufacturing sector of the overall economy. An economic recession, either in the United States or elsewhere in the world, could have a material adverse effect on the rate of orders received by the commercial divisions. Significantly lower production volumes resulting in under-utilization of our manufacturing would adversely affect our business, financial condition and results of operations.

Our Products and Services Could Become Obsolete Due to Rapid Technological Changes in the Industry

We offer sophisticated products and services in areas in which there have been and are expected to continue to be significant technological changes. Many of our products are incorporated into sophisticated machinery, equipment or electronic systems. Technological changes may be incorporated into competitors' products that may adversely affect the market for our products. If our competitors introduce superior technologies or products, we cannot assure you that we will be able to respond quickly enough to such changes or to offer services that satisfy our customers' requirements at a competitive price. Further, we cannot assure you that our research and product development efforts will be successful or result in new or improved products that may be required to sustain our market position.

Our Financing Requirements May Increase and We Could have Limited Access to Capital Markets

While we believe that our current resources and access to capital markets is adequate to support operations over the near term and foreseeable future, we cannot assure you that these circumstances will remain unchanged. Our need for capital is dependent on operating results and may be greater than expected. Our ability to maintain our current sources of debt financing depends on our ability to remain in compliance with certain covenants contained in our financing agreements, including, among other requirements, maintaining a minimum tangible net worth and minimum cash flow and debt coverage ratios. As of February 28, 2002, we were in compliance with all covenants. If changes in capital markets restrict the availability of funds or increase the cost of funds, we may be required to modify, delay or abandon some of our planned expenditures, which could have a material adverse effect on our business, financial condition and results of operations.

Our Quarterly Operating Results may Vary Significantly from Quarter to Quarter

Our revenues and earnings may fluctuate from quarter to quarter depending on a number of factors, including:

- the number, size, and timing of client projects commenced and completed during a quarter;
-    bid and proposal efforts undertaken;
-    progress on fixed-price projects during a given quarter;
-    employee productivity and hiring, attrition and utilization rates;
-    accuracy of estimates of resources required to complete ongoing projects;
     and
-    general economic conditions.

Demand for our products and services in each of the markets we serve can vary significantly from quarter to quarter due to revisions in customer budgets or schedules and other factors beyond our control. In addition, because a high percentage of our expenses are fixed and do not vary relative to revenue, a decrease in revenue may cause a significant variation in our operating results.

We May not have the Ability to Develop or Manage Mergers, Acquisitions or Strategic Alliances or Investments

We may seek to expand our operations through mergers, acquisitions or strategic alliances with businesses that will complement our existing business. However, we may not be able to find attractive candidates or we may find that the acquisition terms are not favorable to us. In addition, we may compete with other companies for these acquisition candidates, which could make an acquisition more expensive for us. If we were able to successfully identify and complete an acquisition or similar transaction, it could involve a number of risks, including, among others:

-    the difficulty of assimilating the acquired operations and personnel;
- the potential disruption of our ongoing business and diversion of resources and management time;
-    the potential failure to retain key personnel of the acquired business;
- the possible inability of management to maintain uniform standards, controls, procedures and policies;
-    the difficulty of integrating systems, operations and cultures; and
- the potential impairment of relationships with customers as a result of changes in management or otherwise arising out of such transactions.

We cannot assure you that any acquisition will be made, that we will be able to obtain financing needed to fund such acquisitions and, if any acquisitions are so made, that the acquired business will be successfully integrated into our operations or that the acquired business will perform as expected. In addition, if we were to proceed with one or more significant strategic alliances, acquisitions or investments in which the consideration consists of cash, a substantial portion of our available cash could be used to consummate the strategic alliances, acquisitions or investments. The financial impact of acquisitions, investments and strategic alliances could have a material adverse effect on our business, financial condition and results of operations and could cause substantial fluctuations in our quarterly and yearly operating results.

The Market Price of our Common Stock may be Volatile

The market price of securities of technology companies has historically faced significant volatility. The stock market in recent years has also experienced significant price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of particular companies. Many factors that have influenced trading prices will vary from period to period, including:

-    decreases in our earnings and revenues or quarterly operating results;

-    changes in estimates by analysts;
-    market conditions in the industry;
-    announcements and new developments by competitors; and
-    regulatory reviews.

Any of these events would likely result in a material adverse effect on the market price of our common stock.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 22, 2002

DYNAMICS RESEARCH CORPORATION
       by: /s/ James P. Regan
           ------------------
       James P. Regan, Chairman, President and
       Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 22nd of March, 2002.

/s/ James P. Regan
---------------------------
James P. Regan                    Chairman, President, Chief Executive Officer
                                  and Director
/s/ David Keleher
---------------------------
David Keleher                     Vice President and Chief Financial Officer
                                  (Principal Financial Officer)
/s/ Donald B. Levis
---------------------------
Donald B. Levis                   Corporate Controller and Chief Accounting
                                  Officer (Principal Accounting Officer)
/s/ John S. Anderegg, Jr.
---------------------------
John S. Anderegg, Jr.             Director

/s/ Francis J. Aguilar
---------------------------
Dr. Francis J. Aguilar            Director

/s/ Martin V. Joyce, Jr.
---------------------------
Martin V. Joyce, Jr.              Director

/s/ Kenneth F. Kames
---------------------------
Kenneth F. Kames                  Director

/s/ James P. Mullins
---------------------------
Gen. James P. Mullins             Director

Schedule II

Dynamics Research Corporation and Subsidiaries
Valuation and Qualifying Accounts

Allowance for Doubtful Accounts and Sales Returns\

For the three years ended December 31, 2001
------------------------------------------------------------------------------------
(in thousands of dollars)
Balance, December 31, 1998                                                $      316
  Additions charged to expense                                                   491
  Write-off of uncollectible accounts, net                                       (17)
  -----------------------------------------------------------------------------------

Balance, December 31, 1999                                                       790
  Additions charged to expense                                                   384
  Write-off of uncollectible accounts, net                                       (78)
  -----------------------------------------------------------------------------------

Balance, December 31, 2000                                                     1,096
  Additions charged to expense                                                   492
  Write-off of uncollectible accounts, net                                      (233)
  -----------------------------------------------------------------------------------

     Balance, December 31, 2001                                           $    1,355
     -------------------------------------------------------------------------------

Accrual of Loss on Disposal of Discontinued Operations

For the three years ended December 31, 2001
------------------------------------------------------------------------------------
(in thousands of dollars)

Balance, December 31, 1998                                                $    4,148
  Results from discontinued operations charged against accrual                (1,510)
  Gain on disposal of discontinued operations                                 (2,197)
  -----------------------------------------------------------------------------------

Balance, December 31, 1999                                                       441
  Results from discontinued operations charged against accrual                  (441)
  -----------------------------------------------------------------------------------

     Balance, December 31, 2000                                           $        0
     -------------------------------------------------------------------------------

Provision for Restructuring Costs

For the three years ended December 31, 2001
------------------------------------------------------------------------------------
(in thousands of dollars)

Balance, December 31, 1998                                                $       --
  Additions charged to restructuring reserves                                  1,157
  ----------------------------------------------------------------------------------

Balance, December 31, 1999                                                     1,157
  Reversal of reserves                                                          (117)
  Expenditures charged against restructuring reserves                           (888)
  -----------------------------------------------------------------------------------

Balance, December 31, 2000                                                       152
  Additions charged to restructuring reserves                                    275
  Expenditures charged against restructuring reserves                           (427)
  -----------------------------------------------------------------------------------

     Balance, December 31, 2001                                           $        0
     -------------------------------------------------------------------------------

Exhibit Index

   3.0  Certificate of Incorporation and By-Laws.
   3.1 Restated Articles of Organization dated May 22, 1987. (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended 6/13/87)
   3.2 By-Laws dated May 22, 1987. (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended 6/13/87)

   4.0 Instruments defining the rights of security holders, including indentures.
  *4.1  Common stock certificate.
   4.2 Certificate of Vote of Directors Establishing Series B Preferred Stock (Incorporated by reference to the Registrant's Form 8-K on June 25,
        1998).
  *4.3  Amendment to Certificate of Vote Establishing Series B Preferred Stock.
   4.4 Rights Agreement dated as of February 17, 1998 between the company and American Stock Transfer & Trust Company, as Rights Agent. (Incorporated by reference to the Registrant's Form 8-K on June 25, 1998)

  10.0  Material Contracts
  10.1 Amended 1983 Stock Option Plan. (Incorporated by reference to the Registrant's Form 10-K for the year ended 12/27/87)
  10.2 Form of Dynamics Research Corporation Indemnification Agreement for Directors. (Incorporated by reference to the Registrant's Form 10-K for the year ended 12/28/91)
  10.3 Form of Dynamics Research Corporation Severance Agreement for Mr. Anderegg. (Incorporated by reference to the Registrant's Form 10-K for the year ended 12/28/91)
  10.4 Dynamics Research Corporation Deferred Compensation Plan for Non-Employee Directors. (Incorporated by reference to the Registrant's Form 10-K for the year ended 12/28/91)
  10.5 Form of Consulting Agreement between Dynamics Research Corporation and Albert Rand. (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended 3/31/97)
  10.6 Form of Supplemental Retirement Pension Agreement between Dynamics Research Corporation and Albert Rand. (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended 3/31/97)
 *10.7  Amended 1993 Equity Incentive Plan
 *10.8  Amended 1995 Stock Option Plan for Non-Employee Directors
  10.9 Loan and Security Agreement dated as of February 10, 2000 by and among Dynamics Research Corporation, and its subsidiaries and Brown Brothers Harriman & Co. and Family Bank FSB. (Incorporated by reference to the Registrant's Form 8-K dated March 24, 2000.)
 10.10 Mortgage Security Agreement and Assignment dated as of February 10, 2000 by and among Dynamics Research Corporation and Brown Brothers Harriman & Co. and Family Bank FSB. (Incorporated by reference to the Registrant's Form 8-K dated March 24, 2000.)
*10.11 Form of Employment Agreement between Dynamics Research Corporation and James P. Regan.
*10.12 Form of Change of Control Agreement between Dynamics Research Corporation and James P. Regan.
*10.13  Dynamics Research Corporation 2000 Incentive Plan.
*10.14  2000 Employee Stock Purchase Plan.
*10.15 Third Amendment to Loan and Security Agreement dated as of June 30, 2001 by and between Dynamics Research Corporation and Brown Brothers Harriman & Co. and First Massachusetts Bank, N.A., f/k/a Family Bank, FSB.
 10.16 Form of Change of Control Agreement between Dynamics Research Corporation and David Keleher, Richard A. Covel and John L. Wilkinson
  23.0  Consents of experts and counsel
  23.1  Consent of Independent Accountants (Arthur Andersen LLP) dated March
        25, 2002 filed herewith
  99.0  Important Factors Regarding Forward-Looking Statements.
  99.1  Letter to Commission Pursuant to Temporary Note 3T.

* Previously Filed

     All documents incorporated by reference may be found at Commission file number 1-7348.