Form 10-Q
period 2002-03-31
DYNAMICS RESEARCH CORP
filed 2002-05-13
CIK 30822

                                    Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                 For the Quarterly Period Ended March 31, 2002.

                                       OR

              [_] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the Transition Period from ___ to ___.

                            Commission File No.1-7348


                          DYNAMICS RESEARCH CORPORATION
                          -----------------------------
             (Exact name of registrant as specified in its charter)


                  Massachusetts                       04-2211809
                  ----------------------------------------------
          (State or other Jurisdiction of             (I.R.S. Employer
           Incorporation or Organization)             Identification No.)


      60 Frontage Road, Andover, Massachusetts               01810-5498
      -----------------------------------------------------------------
          (Address of Principal Executive Offices)           (Zip Code)

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

Yes  x     No ____.
   ------

     The number of shares outstanding of the Registrant's Common stock, par value $.10 per share, at May 6, 2002 was 8,053,957 shares.

                          DYNAMICS RESEARCH CORPORATION

                                      INDEX

                                                                                                        Page
Part I   Financial Information                                                                         Number
                                                                                                       ------
         Item 1.  Financial Statements

                  Consolidated Balance Sheets -
                           March 31, 2002 and December 31, 2001                                          3

                  Consolidated Statements of Operations -
                           Three Months Ended March 31, 2002 and
                           March 31, 2001                                                                4

                  Consolidated Statements of Cash Flows -
                           Three Months Ended March 31, 2002 and
                           March 31, 2001                                                                5

                  Notes to Consolidated Financial Statements                                             6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                          11

Part II. Other Information

         Item 6.  Exhibits and Reports on Form 8-K                                                       16


Signatures                                                                                               17

                          PART I. FINANCIAL INFORMATION

                          DYNAMICS RESEARCH CORPORATION
                           CONSOLIDATED BALANCE SHEETS
            (in thousands of dollars except share and per share data)

                                                                                (unaudited)
Assets                                                                         March 31, 2002     December 31, 2001
------                                                                         --------------     -----------------
Current assets
    Cash and cash equivalents                                                    $   18,842           $   16,657
    Receivables, net of allowances of $1,396 in 2002 and $1,335 in 2001              22,401               22,946
    Unbilled expenditures and fees on contracts in process                           21,860               22,876
    Inventories                                                                       2,792                2,960
    Prepaid expenses and other current assets                                         2,406                1,789
                                                                                 ----------           ----------
     Total current assets                                                            68,301               67,228
    Net property, plant and equipment                                                14,547               14,597
                                                                                 ----------           ----------
     Total assets                                                                $   82,848           $   81,825
                                                                                 ==========           ==========

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities
    Current portion of long-term debt                                            $      500           $      500
    Accounts payable                                                                 14,179               13,588
    Accrued payroll and employee benefits                                             9,999               11,911
    Other accrued expenses                                                            2,971                2,913
    Current deferred income taxes                                                     4,275                4,275
                                                                                 ----------           ----------
     Total current liabilities                                                       31,924               33,187
                                                                                 ----------           ----------

    Long-term debt                                                                    8,625                8,750
    Deferred income taxes                                                             2,750                2,750

    Commitments and contingencies

Stockholders' Equity
    Preferred stock, par value, $.10 per share
     5,000,000 shares authorized, none issued                                             -                    -
    Common stock, par value, $.10 per share:
     Authorized - 30,000,000 shares
     Issued - 9,403,345 in 2002 and 9,320,036 in 2001                                   940                  932
     Treasury stock - 1,379,426 shares in 2002
       and 2001, at par value                                                          (138)                (138)
    Capital in excess of par value                                                   32,209               31,331
    Unearned compensation                                                              (953)                (992)
    Accumulated other comprehensive income                                             (608)                (608)
    Retained earnings                                                                 8,099                6,613
                                                                                 ----------           ----------
      Total stockholders' equity                                                     39,549               37,138
                                                                                 ----------           ----------
         Total liabilities and stockholders' equity                              $   82,848           $   81,825
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

                          DYNAMICS RESEARCH CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            (in thousands of dollars except share and per share data)
                                   (unaudited)

                                                          Three                Three
                                                       Months Ended        Months Ended
                                                      March 31, 2002      March 31, 2001
                                                      --------------      --------------
Revenue
   Contract revenue                                   $       44,771      $       42,372
   Product sales                                               4,475               6,268
                                                      --------------      --------------
    Total revenue                                             49,246              48,640

Costs and expenses
   Cost of contract revenue                                   38,709              37,299
   Cost of product sales                                       3,660               4,531
   Selling, engineering and administrative expenses            4,332               4,330
                                                      --------------      --------------
    Total operating costs and expenses                        46,701              46,160
                                                      --------------      --------------

Operating income                                               2,545               2,480

Interest expense, net                                             39                 242
                                                      --------------      --------------

Income before provision for income taxes                       2,506               2,238

Provision for income taxes                                     1,020                 918
                                                      --------------      --------------

Net income                                            $        1,486      $        1,320
                                                      ==============      ==============


Earnings per share
------------------

   Net income per common share - basic                $         0.19      $         0.17
   Net income per common share - diluted              $         0.17      $         0.17

Weighted average shares outstanding
-----------------------------------
   Weighted average shares outstanding - basic             7,865,575           7,601,519
   Dilutive effect of options and restricted stock         1,002,489             185,008
                                                      --------------      --------------
   Weighted average shares outstanding - diluted           8,868,064           7,786,527
                                                      ==============      ==============

The accompanying notes are an integral part of these consolidated financial statements.

                          DYNAMICS RESEARCH CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)
                                   (unaudited)

                                                                               Three              Three
                                                                           Months Ended        Months Ended
                                                                          March 31, 2002      March 31, 2001
                                                                          --------------      --------------
Cash provided by operations
   Net income                                                             $        1,486      $        1,320
   Adjustments to reconcile net income to cash
    provided by operating activities
   Non-cash stock compensation expense                                                39                   -
   Tax benefit from stock options exercised                                          115                   -
   Depreciation and amortization                                                     801                 819
   Deferred income taxes                                                               -                 801
                                                                          --------------      --------------
                                                                                   2,441               2,940
                                                                          --------------      --------------

Cash provided by (used for) working capital
   Receivables                                                                       545               9,021
   Unbilled expenditures and fees on contracts in process                          1,016              (2,221)
   Inventories                                                                       168                (470)
   Prepaid expenses and other current assets                                        (617)              2,304
   Accounts payable                                                                  591                 342
   Accrued payroll and employee benefits                                          (1,912)               (118)
   Other accrued expenses                                                             58                (662)
                                                                          --------------      --------------
                                                                                    (151)              8,196
                                                                          --------------      --------------
   Net cash provided by operating activities                                       2,290              11,136
                                                                          --------------      --------------

Cash used for investing activities
   Additions to property, plant and equipment                                       (751)               (650)
                                                                          --------------      --------------
   Net cash used for investing activities                                           (751)               (650)
                                                                          --------------      --------------
Cash provided by (used for) financing activities
   Principal payment under 10-year mortgage                                         (125)               (125)
   Net repayments under revolving credit agreement                                     -              (5,784)
   Proceeds from the exercise of stock options                                       771                   -
                                                                          --------------      --------------
   Net cash provided by (used for) financing activities                              646              (5,909)
                                                                          --------------      --------------
   Net increase in cash and cash equivalents                                       2,185               4,577
   Cash and cash equivalents at the beginning of the period                       16,657                 527
                                                                          --------------      --------------
   Cash and cash equivalents at the end of the period                     $       18,842         $     5,104
                                                                          ==============      ==============

Supplemental information
   Cash paid for interest                                                 $          119      $          278
   Cash paid for taxes                                                    $          561      $          120

The accompanying notes are an integral part of these consolidated financial statements.

                          DYNAMICS RESEARCH CORPORATION

                   Notes to Consolidated Financial Statements
                   ------------------------------------------

Note 1.  Significant Accounting Policies
----------------------------------------

Principles of Consolidation
---------------------------
The accompanying consolidated financial statements include the accounts of the company and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to current period presentation.

Certain information in footnote disclosures normally included in financial statements, prepared in accordance with accounting principles generally accepted in the United States, has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The registrant believes that the disclosures are adequate to make the information presented not misleading. Independent accountants have not audited the accompanying consolidated financial statements. In the opinion of the management, such financial statements include all normally recurring adjustments necessary to fairly present the results of operations. The results of the three months ended March 31, 2002 may not be indicative of the results that may be expected for the fiscal year ended December 31, 2002.

Risks, Uncertainties and Use of Estimates
-----------------------------------------
There are certain business risks specific to the industries in which the company operates. These risks include, but are not limited to, estimates of costs to complete contract obligations, changes in government policies and procedures, government contracting issues and risks associated with technological development. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates and assumptions also affect the amount of revenue and expenses during the reported period. Actual results could differ from those estimates.

Revenue Recognition
-------------------
The company's systems and services business provides its services under time and materials, cost reimbursable and fixed-price contracts. Accordingly, the company adheres to generally accepted contract accounting principles. For time and materials contracts, revenue reflects the number of direct labor hours expended in the performance of a contract multiplied by the contract billing rate, as well as reimbursement of other billable direct costs. The risk inherent in time and materials contracts is that actual costs differ materially from negotiated billing rates in the contract, which directly affects operating income. Under fixed-price contracts, revenue is recognized under the percentage of completion method, on the basis of costs incurred in relation to estimated total costs to complete the contract. The risk to the company on a fixed-price contract is that if actual costs exceed the estimated costs to complete the contract, then profit is eroded or losses are incurred. For cost reimbursable contracts, revenue is recognized as costs are incurred and include a proportionate amount of the fee earned. Cost reimbursable contracts specify the contract fee in dollars or as a percentage of estimated costs. The primary risk on a cost reimbursable contract is that a government audit of direct and indirect costs could result in the disallowance of certain costs, which would directly impact revenue and margin on the contract. Historically, such audits have had no material impact on the company's revenue and margin.

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

Inventories
-----------

Inventories stated at the lower of cost or market (in thousands of dollars):
--------------------------------------------------------------------------------
                                             March 31, 2002    December 31, 2001
                                             --------------    -----------------

Work in process                              $          276    $             296
Raw materials and subassemblies                       2,516                2,664
                                             --------------    -----------------
Total inventories                            $        2,792    $           2,960
                                             ==============    =================

Property, Plant and Equipment
-----------------------------

Property, plant and equipment stated at cost (in thousands of dollars):
--------------------------------------------------------------------------------
                                             March 31, 2002    December 31, 2001
                                             --------------    -----------------
Land                                         $        1,126    $           1,126
Building                                              8,587                8,587
Machinery and equipment                              48,305               47,546
Leasehold improvements                                2,715                2,723
                                             --------------    -----------------
Total property, plant and equipment                  60,733               59,982
Less accumulated depreciation and
  amortization                                       46,186               45,385
                                             --------------    -----------------
Net property, plant and equipment            $       14,547    $          14,597
                                             ==============    =================

New Accounting Pronouncements
-----------------------------
In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method. It also specifies the types of acquired intangible assets required to be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill and certain intangibles no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 was effective for the company beginning January 1, 2002. The adoption of SFAS Nos.

141 and 142 did not have an impact on the company's financial position or results of operations, because it currently has no goodwill or other intangible assets recorded.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 modifies the rules for accounting for the impairment of long-lived assets. The new rules are effective for the company beginning January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the company's financial position or results of operations.

Earnings Per Common Share
-------------------------
Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is determined by giving effect to the exercise of stock options and restricted stock using the treasury stock method. Due to their antidilutive effect, 1,000 and 58,800 stock options were excluded from the calculation of diluted earnings per share in the first quarter of 2002 and 2001, respectively.

Note 2. Contract Loss Provision
-------------------------------
In 1997, the company entered into a fixed-price software development contract with the Colorado Department of Human Services. In prior years, this contract incurred cost overruns that were provided for, when estimated, in the company's results of operations. Implementation of the final phase of this project was commenced in the first quarter of 2002 and was completed on April 12, 2002. With the exception of punch-list items and the system warranty period, this completes the contract. The company believes that it has reasonably estimated and provided for the costs to complete the Colorado contract at March 31, 2002.

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

Note 4. Discontinued Operations
-------------------------------
In June 1999, the company completed the sale of its previously discontinued Telecommunications Fraud Control business for $1.7 million plus royalties. No royalty income was recognized in the first three months of 2002 or 2001. The company may benefit modestly from future royalty payments through July 31, 2002, up to a cap of $0.9 million, net of taxes. These payments will be recorded as a gain from discontinued operations, after deducting taxes, when received.

Note 5. Debt
------------
The company's revolving credit agreement (the "Revolver") dated February 10, 2000, allows the company to borrow up to the lesser of $20 million or 80% of eligible accounts receivable, as defined by the agreement. The Revolver expires on February 10, 2003. Interest on the outstanding balance of the Revolver is payable monthly. Prior to February 2001, interest accrued at the prime rate and the agreement included a fee of 0.375% on the unused portion of the Revolver. Beginning in February 2001, the company received the option to elect, on a fixed 30, 60 or 90-day term, an interest rate of LIBOR plus 2% or the prime rate. In addition, the fee on the unused Revolver was reduced to 0.25%.

Effective June 30, 2001, the Revolver was amended (the "Amended Revolver") to release the banks' secured interest in the company's assets and to continue the Amended Revolver on an unsecured basis. At March 31, 2002, there was no outstanding balance under the Amended Revolver, and the company had $14.4 million of unused credit line available. At December 31, 2001, there was no outstanding balance under the Amended Revolver, and the company had $15.2 million of unused credit line available. At March 31, 2002, the interest rate on the Amended Revolver under the 30-day LIBOR option was 3.88%.

The company has a 10-year mortgage loan (the "Mortgage"), dated June 12, 2000, on the company's real estate. The outstanding balance of the Mortgage was $9.1 million and $9.3 million at March 31, 2002 and December 31, 2001, respectively. The agreement requires quarterly principal payments of $125,000 beginning on August 1, 2000, with a final payment of $5 million in June 2010. Interest on the Mortgage accrued at the rate of LIBOR plus 2.5% at March 31, 2001. Effective November 6, 2001, the interest rate on the Mortgage was reduced to LIBOR plus 2.0%. The interest rate on the Mortgage under the 90-day LIBOR option elected at January 11, 2002, was 3.89% on March 31, 2002. The Mortgage is secured by the corporate office facility in Andover, Massachusetts.

The Amended Revolver and Mortgage require the company to meet certain financial covenants including maintaining a minimum tangible net worth, cash flow and debt coverage ratios, as well as limit the company's ability to incur additional debt, to pay dividends, to purchase capital assets, to sell or dispose of assets, to make additional acquisitions or investments, or to enter into new leases, among other restrictions. The company was in compliance with all covenants on March 31, 2002.

Note 6.  Commitments and Contingencies
--------------------------------------
As a defense contractor, the company is subject to many levels of audit and review, including the Defense Contract Audit Agency, the Inspector General, the Defense Criminal Investigative Service, the General Accounting Office, the Department of Justice and Congressional Committees. Both related to and unrelated to its defense industry involvement, the company is, from time to time, involved in audits, lawsuits, claims, administrative proceedings and investigations. The company accrues for liabilities associated with these activities when it becomes probable that future expenditures will be made and for which such expenditures can be reasonably estimated. In management's opinion, the outcome from such audits and other matters discussed above is not expected to have a material adverse effect on the company's financial position or results of operations.

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

Summarized financial information by business segment for the three months ended March 31, 2002 and March 31, 2001 are as follows (in thousands of dollars):
--------------------------------------------------------------------------------

                                                                                        Identifiable
                                    Systems                                             Continuing
                                    and                        Metri-                   Operations
                                    Services      Encoder      graphics    Corporate    Total
                                    ----------------------------------------------------------------
March 31, 2002
Net sales                            $  44,771    $   2,187    $   2,288   $       -    $     49,246
Operating income (loss)                  2,498         (473)         520           -           2,545
Identifiable assets at
March 31, 2002                          47,304        4,220        3,238      28,086          82,848

March 31, 2001
Net sales                            $  42,372    $   3,490    $   2,778   $       -    $     48,640
Operating income (loss)                  1,713         (297)       1,064           -           2,480
Identifiable assets at
March 31, 2001                          52,053        6,277        2,903      13,243          74,476

Net sales and operating income (loss) are presented after the elimination of intersegment transactions, which are not material.

During the first quarter of 2002 and 2001, revenue from Department of Defense
(DoD) customers represented approximately 74% and 69% of total revenue, respectively. Revenue earned from one significant DoD contract represented approximately 13% and 18% of total revenue in the first three months of 2002 and 2001, respectively.

Note 8. Sale of Tactical Communications Group
---------------------------------------------
On June 1, 2001, the company completed the sale of its Tactical Communications Group ("TCG") and the transfer of related employees and assets. TCG developed and sold communications software for defense applications. For the first three months of 2001, TCG recorded revenue of approximately $0.5 million and a loss of $0.3 million. The sale resulted in a net loss of $0.2 million, shown as Other expense on the Consolidated Statements of Operations in the second quarter of 2001. Proceeds from the transaction were $0.1 million in cash, with a $50,000 note receivable due one year from the date of sale.

Note 9.  Stock Plans
--------------------
On January 30, 2001, company's shareholders approved the adoption of the 2000 Employee Stock Purchase Plan (the "ESPP"). The ESPP is designed to give eligible employees an opportunity to purchase common stock of the company through accumulated payroll deductions. The purchase price of the stock is equal to 85% of the fair market value of a share of common stock on the first day or last day of the each three-month offering period, whichever is lower. All employees of the company or designated subsidiaries who customarily work at least 20 hours per week and do not own five percent or more of the company's common stock are eligible to participate in the purchase plan. A total of 800,000 shares have been reserved for issuance under the ESPP of which 713,949 shares remain unissued at March 31, 2002. The program commenced in May 2001. In the first quarter of 2002, 27,664 shares were issued through the plan.

During the second quarter of 2001, the Board of Directors approved the Executive Long Term Incentive Program (the "ELTIP"), implemented under the provisions of the shareholder approved 2000 Incentive

Plan. The ELTIP provides incentives to program participants through a combination of stock options and restricted stock grants which vest fully in seven years. The ELTIP allows for accelerated vesting based on the company's achievement of specified financial performance goals. During the second quarter of 2001, the company granted under this plan stock options totaling 750,000 shares of common stock at fair market value and granted 121,000 shares of restricted common stock with approximately $1.1 million of compensatory value to be amortized over the vesting period of the grant. In the first three months of 2002, the company recognized approximately $39,000 of compensation expense under this plan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Total revenue increased slightly to $49.2 million in the first quarter of 2002 compared with $48.6 million in the first quarter of 2001.

Contract revenue for the Systems and Services segment increased 5.7% to $44.8 million in the first three months of 2002 compared with $42.4 million in the same period last year. Defense revenues grew 7.7%, or $2.6 million in the first quarter of 2002 compared with the same quarter last year primarily due to increased business with the Navy. The first quarter of 2001 included $0.5 million of revenue from the Tactical Communications Group (see Note 8), which was subsequently sold in the second quarter of 2001, and $0.7 million of residual revenue from the company's transition from a prime contractor position to a subcontract position with a major customer at the Dayton, Ohio operations. Excluding these non-recurring items, defense revenue grew 11% in the first quarter of 2002 when compared with the same quarter of 2001. Revenue from federal civilian operations, primarily related to additional work orders from the Internal Revenue Service, increased 61.0% to $3.7 million for the quarter ended March 31, 2002, compared with the same quarter a year ago. State and local government revenue was $4.5 million and $6.0 million for the first quarter of 2002 and 2001, respectively. The decrease resulted primarily from a $0.6 million curtailment of work in Ohio and from a planned reduction of work as the Colorado Trails software development project contract neared completion (see Note 2).

For the past three years, the company has been the prime contactor on the United States Air Force Electronic Systems Center's Combat Air Forces Command program office support contract. Effective April 1, 2002, the five-year follow-on contract was awarded to another contractor, of which the company is a team member. The company recognized annual contract revenues of $23 million in 2001. Of that amount, subcontracted work totaled approximately $14 million. Substantially all of the company's 52 people supporting the program office have been retained under the new contract that began on April 1, 2002. While the company endeavors to retain its staff on this program, there can be no assurance these efforts will succeed.

Product sales for the Precision Manufacturing Group decreased 28.6% to $4.5 million in the first three months of 2002 compared with $6.3 million in the same period of 2001. Metrigraphics Division sales decreased 17.6% to $2.3 million in the first quarter of 2002 compared to $2.8 million in the first quarter of 2001. The decrease was due to lower sales of inkjet printer cartridge nozzle plates. Encoder Division sales declined to $2.2 million in the first three months of 2002 from $3.5 million for the same period in 2001. These decreases are reflective of the current state of the capital equipment manufacturing market.

Total gross margin was $6.9 million and $6.8 million in the first quarter of 2002 and 2001, respectively, representing 14.0% total revenue in the first three months of both 2002 and 2001.

Gross margin on contract revenue increased 19.5% to $6.1 million in the first three months of 2002 compared with $5.1 million for the first three months 2001, representing 13.5% and 12.0% of contract revenue in the first quarter of 2002 and 2001, respectively. The absence of the divested Tactical Communications Group's results in the first quarter of 2002 contributed 0.9% to the margin improvement. The increase in gross margin also reflected the loss of low margin pass-through subcontract revenue discussed above, as well as a decrease in overhead costs as a percent of revenue.

In 1997, the company entered into a fixed-price software development contract with the Colorado Department of Human Services. In prior years, this contract incurred cost overruns that were provided for, when, estimated, in the company's results of operations. Implementation of the final phase of this project was commenced in the first quarter of 2002 and was completed on April 12, 2002. With the exception of punch-list items and the system warranty period, this completes the contract. The company believes that it has reasonably estimated and provided for the costs to complete the Colorado contract at March 31, 2002.

In the first quarter of 2002 and 2001, gross margin on product sales was $0.8 million and $1.7 million, respectively, representing 18.2% and 27.7% of product sales in the first three months of 2002 and 2001, respectively. The decrease is due primarily to the decline in Encoder revenue as a comparable level of overhead costs were spread over a lower level of revenue in the first quarter of 2002 compared with the same quarter of 2001.

Operating expenses remained constant at $4.3 million for the first three months of 2002 and 2001. Sales and marketing expenses for systems and services were up $0.3 million in the first quarter of 2002 compared with the same quarter last year, offset by a similar decline in general and administrative and precision manufacturing sales expenses.

Total operating income was $2.5 million for the first three months of both 2002 and 2001. As a percent of revenue, operating income was 5.2% and 5.1% for the first quarter of 2002 and 2001, respectively. Operating income and margin increased for the systems and services segment and decreased for the Precision Manufacturing Group in the first quarter of 2002 when compared with the same quarter last year.

On June 1, 2001, the company completed the sale of its Tactical Communications Group ("TCG") and the transfer of related employees and assets. TCG developed and sold communications software for defense applications. For the first three months of 2001, TCG recorded revenue of approximately $0.5 million and a loss of $0.3 million. The sale resulted in a net loss of $0.2 million, shown as Other expense on the Consolidated Statements of Operations in the second quarter of 2001. Proceeds from the transaction were $0.1 million in cash, with a $50,000 note receivable due one year from the date of sale.

Net interest expense was $39 thousand and $0.2 million for the first three months of 2002 and 2001, respectively, reflecting lower average interest rates and debt levels, and the net benefit of investment income on cash balances.

Income tax expense for the first quarter of 2002 and 2001 was $1.0 million and $0.9 million, respectively, representing 40.7% and 41.0% of pre-tax income for the first three months of 2002 and 2001, respectively.

In the fourth quarter of 1999, the company adopted a restructuring plan intended to reduce overhead costs and increase efficiencies. The company recorded a restructuring charge of $1.2 million. The restructuring reserve balance was $0.2 million at December 31, 2000. During the first six months of

2001, the company expended the remaining restructuring reserve, primarily on continuation pay for employees who had left the company prior to December 31, 2000.

Recent increases in the company's stock price and an increased level of options granted have resulted in a greater number of employee stock options counted as outstanding common equivalent shares and included in the dilutive effect of options for the purpose of computing diluted earnings per share. Outstanding common and common equivalent shares increased from 7.8 million at March 31, 2001 to 8.9 million at March 21, 2002, which diluted earnings per share by $.02 per share for the first quarter of 2002.

The company's total employment at March 31, 2002 was 1,501, down from 1,517 at December 31, 2001.

The company's funded backlog was $92.0 million at March 31, 2002, up from $91.4 million at December 31, 2001. A portion of the company's backlog is based on annual purchase contracts. The amount of backlog as of any date can be affected by the timing of order receipts and associated deliveries.

Liquidity and Capital Resources

Cash provided by operating activities in the first quarter of 2002 was $2.3 million, primarily resulting from net income and decreased unbilled expenditures and fees on contracts in process offset by decreased accrued payroll and employee benefits. Cash provided by operating activities in the first quarter of 2001 was $11.1 million primarily resulting from decreased accounts receivable, an income tax refund of $2.2 million, and positive cash earnings partially offset by increased unbilled expenditures and fees on contracts in process.

Cash used for investing activities was $0.8 million and $0.7 million in the first three months of 2002 and 2001, respectively, related to the purchase of plant and equipment.

The company's revolving credit agreement (the "Revolver") dated February 10, 2000, allows the company to borrow up to the lesser of $20 million or 80% of eligible accounts receivable, as defined by the agreement. The Revolver expires on February 10, 2003. Interest on the outstanding balance of the Revolver is payable monthly. Prior to February 2001, interest accrued at the prime rate and the agreement included a fee of 0.375% on the unused portion of the Revolver. Beginning in February 2001, the company received the option to elect, on a fixed 30, 60 or 90-day term, an interest rate of LIBOR plus 2% or the prime rate. In addition, the fee on the unused Revolver was reduced to 0.25%.

Effective June 30, 2001, the Revolver was amended (the "Amended Revolver") to release the banks' secured interest in the company's assets and to continue the Amended Revolver on an unsecured basis. At March 31, 2002, there was no outstanding balance under the Amended Revolver, and the company had $14.4 million of unused credit line available. At December 31, 2001, there was no outstanding balance under the Amended Revolver, and the company had $15.2 million of unused credit line available. At March 31, 2002, the interest rate on the Amended Revolver under the 30-day LIBOR option was 3.88%.

The company has a 10-year mortgage loan (the "Mortgage"), dated June 12, 2000, on the company's real estate. The outstanding balance of the Mortgage was $9.1 million and $9.3 million at March 31, 2002 and December 31, 2001, respectively. The agreement requires quarterly principal payments of $125,000 beginning on August 1, 2000, with a final payment of $5 million in June 2010. Interest on the Mortgage accrued at the rate of LIBOR plus 2.5% at March 31, 2001. Effective November 6, 2001, the interest rate on the Mortgage was reduced to LIBOR plus 2.0%. The interest rate on the Mortgage under the 90-day LIBOR option elected at January 11, 2002, was 3.89% on March 31, 2002. The Mortgage is secured by the corporate office facility in Andover, Massachusetts.

The Amended Revolver and Mortgage require the company to meet certain financial covenants including maintaining a minimum tangible net worth, cash flow and debt coverage ratios, as well as limit the company's ability to incur additional debt, to pay dividends, to purchase capital assets, to sell or dispose of assets, to make additional acquisitions or investments, or to enter into new leases, among other restrictions. The company was in compliance with all covenants on March 31, 2002.

In the first quarter of 2002, the company realized $0.4 million in proceeds from the exercise of stock options and $0.4 million in proceeds from the issuance of shares under the employee stock purchase plan. In the first three months of 2001, no proceeds were realized from the exercise of stock options.

The company has initiated an acquisition program through which it can acquire and integrate smaller companies that fit closely with the company's strategy. During the first quarter of 2002, the company signed non-binding letter of intent agreements to acquire two firms. The company is currently conducting due diligence. At this time, the company cannot accurately predict if or when these transactions will close. The company continues to investigate other candidates and is focused on companies with revenue in the range of $30 million to $40 million.

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

The company's prospective cash flows are subject to certain trends, events and uncertainties, including demands for capital to support growth, economic conditions, government payment practices and contractual matters. The company's capital expenditures are expected to be approximately $6 million in 2002, primarily for technology advancements, infrastructure improvements and capacity expansion in support of growth and operational performance enhancement. The company's need for, cost of, and access to funds are dependent on future operating results, as well as conditions external to the company. Based upon its current business plan, the company believes that its current assets, cash flows from operations and available lines of credit are sufficient to support its existing operations and capital requirements for the foreseeable future.

The company considered the disclosure requirements regarding critical accounting policies and liquidity and capital resources, certain trading activities and related party transactions. The company concluded that nothing material changed during the quarter that would warrant further disclosure.

Forward-Looking Information

Safe harbor statements under the Private Securities Litigation Reform Act of 1995: Some statements contained or implied in this quarterly report, which are not historical fact such as financial forecasts, contain forward-looking information. These statements may be identified by forward-looking words such as "expect," "look," "believe," "anticipate," "may," "will" and other forward-looking terminology. Such statements are subject to risks and uncertainties that could cause actual results to differ materially, including uncertainties regarding contractual requirements, actions by customers and actual costs to complete; federal budget matters; government contracting risks, competitive market conditions; customer requirements, schedules and related funding; technological change; uncertainty of future financing; overall economic factors; and the ability to successfully complete and integrate acquisitions and other matters. These factors are discussed in more detail in the company's Annual Report on Form 10-K for the year ended December 31, 2001. The company assumes no obligation to update any forward-looking information.

                           PART II. OTHER INFORMATION

Item 6. (a) Exhibits

                10.17 Senior Management Deferred Compensation Plan

Item 6. (b) Reports on Form 8-K

                None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      DYNAMICS RESEARCH CORPORATION
                                                (Registrant)


Date: May 10, 2002   By:              /s/ David Keleher
                                      ---------------------
                                      David Keleher
                                      Vice President and Chief Financial Officer

                                      /s/ Donald B. Levis
                                      --------------------------
                                      Donald B. Levis
                                      Corporate Controller and Chief
                                      Accounting Officer