Form 10-Q
period 2002-06-30
DYNAMICS RESEARCH CORP
filed 2002-08-14
CIK 30822

                                    Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [x] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the Quarterly Period Ended June 30, 2002.

                                       OR

              [_] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                       For the Transition Period from __to __.

                            Commission File No.1-7348


                          DYNAMICS RESEARCH CORPORATION
                          -----------------------------
             (Exact name of registrant as specified in its charter)


             Massachusetts                          04-2211809
             -------------------------------------------------
      State or other Jurisdiction of                (I.R.S. Employer
       Incorporation or Organization)               Identification No.)


       60 Frontage Road, Andover, Massachusetts            01810-5498
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

Yes  x   No    .
   -----   ----

    The number of shares outstanding of the Registrant's Common stock, par value $.10 per share, at August 1, 2002 was 8,114,741 shares.

                          DYNAMICS RESEARCH CORPORATION

                                      INDEX

                                                                                    Page
Part I   Financial Information                                                     Number
                                                                                   ------
         Item 1.  Financial Statements

                  Consolidated Balance Sheets -
                           June 30, 2002 and December 31, 2001                        3

                  Consolidated Statements of Operations -
                           Three Months Ended June 30, 2002 and
                           June 30, 2001                                              4

                  Consolidated Statements of Operations -
                           Six Months Ended June 30, 2002 and
                           June 30, 2001                                              5

                  Consolidated Statements of Cash Flows -
                           Six Months Ended June 30, 2002 and
                           June 30, 2001                                              6

                  Notes to Consolidated Financial Statements                          7


         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                      14

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk         20

Part II.  Other Information

         Item 4.  Submission of Matters to a Vote of Security Holders                21

         Item 6.  Exhibits and Reports on Form 8-K                                   21

Signatures                                                                           23

                          DYNAMICS RESEARCH CORPORATION
                           CONSOLIDATED BALANCE SHEETS
           (in thousands of dollars except share and per share data)

                                                                                 (unaudited)
Assets                                                                          June 30, 2002      December 31, 2001
------                                                                          -------------      -----------------
Current assets
 Cash and cash equivalents                                                           $  7,134           $ 16,657
 Receivables, net of allowances of $1,353 in 2002 and $1,355 in 2001                   26,998             22,946
 Unbilled expenditures and fees on contracts in process                                22,131             22,876
 Inventories                                                                            2,625              2,960
 Prepaid expenses and other current assets                                              2,567              1,789
                                                                                     --------           --------
  Total current assets                                                                 61,455             67,228
 Net property, plant and equipment                                                     14,630             14,597
Noncurrent assets
 Goodwill                                                                               4,638                  -
 Intangible assets, net of amortization                                                 3,190                  -
 Other noncurrent asset                                                                   180                  -
                                                                                     --------           --------
   Total noncurrent assets                                                              8,008                  -
                                                                                     --------           --------
  Total assets                                                                       $ 84,093           $ 81,825
                                                                                     ========           ========
Liabilities and Stockholders' Equity
-----------------------------------
Current liabilities
 Current portion of long-term debt                                                   $    500           $    500
 Accounts payable                                                                      12,941             13,588
 Accrued payroll and employee benefits                                                 11,064             11,911
 Other accrued expenses                                                                 1,980              2,913
 Current deferred income taxes                                                          4,275              4,275
                                                                                     --------           --------
  Total current liabilities                                                            30,760             33,187
                                                                                     --------           --------
 Long-term debt                                                                         8,500              8,750
 Deferred income taxes                                                                  2,750              2,750

 Commitments and contingencies  (Note 6)

Stockholders' Equity
 Preferred stock, par value, $.10 per share
  5,000,000 shares authorized, none issued                                                  -                  -
 Common stock, par value, $.10 per share:
  Authorized - 30,000,000 shares
  Issued - 9,464,234 shares in 2002 and 9,320,036 in 2001                                 946                932
  Treasury stock - 1,379,426 shares in 2002
    and 2001, at par value                                                               (138)              (138)
 Capital in excess of par value                                                        32,894             31,331
 Unearned compensation                                                                   (914)              (992)
 Accumulated other comprehensive income                                                  (608)              (608)
 Retained earnings                                                                      9,903              6,613
                                                                                     --------           --------
   Total stockholders' equity                                                          42,083             37,138
                                                                                     --------           --------
      Total liabilities and stockholders' equity                                     $ 84,093           $ 81,825
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

                          DYNAMICS RESEARCH CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (in thousands of dollars except share and per share data)
                                   (unaudited)

                                                                 Three                    Three
                                                              Months Ended             Months Ended
                                                             June 30, 2002            June 30, 2001
                                                             -------------            -------------
Revenue
 Contract revenue                                              $    45,653              $    45,168
 Product sales                                                       4,383                    5,416
                                                               -----------              -----------
  Total revenue                                                     50,036                   50,584

Costs and expenses
 Cost of contract revenue                                           38,836                   39,413
 Cost of product sales                                               3,630                    4,273
 Amortization of intangible assets                                      67                        -
 Selling, engineering and administrative expenses                    4,421                    4,148
                                                               -----------              -----------
  Total operating costs and expenses                                46,954                   47,834
                                                               -----------              -----------
Operating income                                                     3,082                    2,750

Other income (expense)                                                   3                     (193)
Interest expense, net                                                   44                      250
                                                               -----------              -----------
Income from continuing operations before provision
 for income taxes                                                    3,041                    2,307

Provision for income taxes                                           1,237                      946
                                                               -----------              -----------
Income from continuing operations                                    1,804                    1,361

Gain from discontinued operations, net of tax
 expense of $43 in 2001                                                  -                       62
                                                               -----------              -----------
Net income                                                     $     1,804              $     1,423
                                                               ===========              ===========
Earnings per share
------------------

Per common share - basic
 Income from continuing operations                             $      0.23              $      0.18
 Gain from discontinued operations, net of tax                           -                     0.01
                                                               -----------              -----------
 Net income                                                    $      0.23              $      0.19
                                                               ===========              ===========
Per common share - diluted
 Income from continuing operations                             $      0.20              $      0.17
 Gain from discontinued operations, net of tax                           -                     0.01
                                                               -----------              -----------
 Net income                                                    $      0.20              $      0.18
                                                               ===========              ===========
Weighted average shares outstanding
-----------------------------------

Weighted average shares outstanding - basic                      7,936,252                7,620,044
Dilutive effect of options                                       1,066,775                  214,088
                                                               -----------              -----------
Weighted average shares outstanding - diluted                    9,003,027                7,834,132
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

                          DYNAMICS RESEARCH CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (in thousands of dollars except share and per share data)
                                   (unaudited)

                                                                       Six                  Six
                                                                   Months Ended         Months Ended
                                                                  June 30, 2002        June 30, 2001
                                                                  -------------        -------------
Revenue
 Contract revenue                                                   $    90,424          $    87,540
 Product sales                                                            8,858               11,684
                                                                    -----------          -----------
  Total revenue                                                          99,282               99,224

Costs and expenses
 Cost of contract revenue                                                77,545               76,712
 Cost of product sales                                                    7,290                8,804
 Amortization of intangible assets                                           67                    -
 Selling, engineering and administrative expenses                         8,753                8,478
                                                                    -----------          -----------
  Total operating costs and expenses                                     93,655               93,994
                                                                    -----------          -----------
Operating income                                                          5,627                5,230

Other income (expense)                                                        3                 (193)
Interest expense, net                                                        83                  492
                                                                    -----------          -----------

Income from continuing operations before provision
 for income taxes                                                         5,547                4,545

Provision for income taxes                                                2,257                1,864
                                                                    -----------          -----------
Income from continuing operations                                         3,290                2,681

Gain from discontinued operations, net of tax
 expense of $43 in 2001                                                       -                   62
                                                                    -----------          -----------
Net income                                                          $     3,290          $     2,743
                                                                    ===========          ===========
Earnings per share
------------------

 Per common share - basic
  Income from continuing operations                                 $      0.42          $      0.35
  Gain from discontinued operations, net of tax                               -                 0.01
                                                                    -----------          -----------
  Net income                                                        $      0.42          $      0.36
                                                                    ===========          ===========
 Per common share - diluted
  Income from continuing operations                                 $      0.37          $      0.34
  Gain from discontinued operations, net of tax                               -                 0.01
                                                                    -----------          -----------
  Net income                                                        $      0.37          $      0.35
                                                                    ===========          ===========
Weighted average shares outstanding
-----------------------------------

 Weighted average shares outstanding - basic                          7,900,627            7,612,105
 Dilutive effect of options                                           1,026,805              189,108
                                                                    -----------          -----------
 Weighted average shares outstanding - diluted                        8,927,432            7,801,213
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

                          DYNAMICS RESEARCH CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)
                                   (unaudited)

                                                                             Six                Six
                                                                        Months Ended       Months Ended
                                                                        June 30, 2002      June 30, 2001
                                                                        -------------      -------------
Cash provided by operations
 Net income                                                               $  3,290            $  2,743
 Adjustments to reconcile net income to cash
  provided by (used for) operating activities:
 Gain from discontinued operations                                               -                 (62)
 Loss on disposal of assets                                                      -                 193
 Tax benefit from stock options exercised                                      145                   -
 Non-cash stock compensation expense                                            78                   -
 Depreciation and amortization of fixed assets                               1,815               1,656
 Amortization of intangible assets                                              67                   -
 Deferred income taxes                                                           -                 852
                                                                          --------            --------
                                                                             5,395               5,382
                                                                          --------            --------
Cash provided by (used for) working capital,
  net of effects of acquisition
 Receivables                                                                 1,767               7,009
 Unbilled expenditures and fees on contracts in process                      6,089              (1,180)
 Inventories                                                                   335                (360)
 Prepaid expenses and other current assets                                    (722)              2,259
 Accounts payable                                                           (7,695)               (956)
 Accrued payroll and employee benefits                                      (1,778)               (242)
 Other accrued expenses                                                     (1,710)             (1,499)
                                                                          --------            --------
                                                                            (3,714)              5,031
                                                                          --------            --------
 Net cash provided by continuing operations                                  1,681              10,413
 Net cash provided by discontinued operations                                    -                  62
                                                                          --------            --------
 Cash provided by operating activities                                       1,681              10,475
                                                                          --------            --------

Cash provided by (used for) investing activities

 Proceeds from sale of assets                                                    3                 100
 Additions to property, plant and equipment                                 (1,639)             (1,453)
 Purchase of business, net of cash acquired                                (10,054)                  -
                                                                          --------            --------
 Net cash used for investing activities                                    (11,690)             (1,353)
                                                                          --------            --------
Cash provided by (used for) financing activities
 Net repayments under revolving credit agreement                                 -              (5,784)
 Net repayments of loan agreement Bank of America                             (700)                  -
 Principal payment under 10-year mortgage                                     (250)               (250)
 Proceeds from the exercise of stock options                                 1,436                 284
                                                                          --------            --------
 Net cash provided by (used for) financing activities                          486              (5,750)
                                                                          --------            --------
 Net increase (decrease) in cash and cash equivalents                       (9,523)              3,372
 Cash and cash equivalents at the beginning of the period                   16,657                 527
                                                                          --------            --------
 Cash and cash equivalents at the end of the period                       $  7,134            $  3,899
                                                                          ========            ========

Supplemental information
 Cash paid for interest                                                   $    223            $    529
 Cash paid for taxes                                                      $  2,162            $  1,059

The accompanying notes are an integral part of these consolidated financial statements.

                          DYNAMICS RESEARCH CORPORATION

                   Notes to Consolidated Financial Statements

Note 1 - Significant Accounting Policies
----------------------------------------

Principles of Consolidation
---------------------------
The accompanying consolidated financial statements include the accounts of the company and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to current period presentation.

Certain information in footnote disclosures normally included in financial statements, prepared in accordance with accounting principles generally accepted in the United States, has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The company believes that the disclosures are adequate to make the information presented not misleading. Independent accountants have not audited the accompanying consolidated financial statements. In the opinion of the management, such financial statements include all normally recurring adjustments necessary to fairly present the results of operations. The interim financial statements should be read in conjunction with the financial statements in the company's Annual Report on Form 10-K for the year ended December 31, 2001. The results of the three and six month periods ended June 30, 2002 may not be indicative of the results that may be expected for the fiscal year ended December 31, 2002.

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

Revenue Recognition
-------------------
The company's systems and services business provides its services under time and materials, cost reimbursable and fixed-price contracts. Accordingly, the company adheres to generally accepted contract accounting principles. For time and materials contracts, revenue reflects the number of direct labor hours expended in the performance of a contract multiplied by the contract billing rate, as well as reimbursement of other billable direct costs. The risk inherent in time and materials contracts is that actual costs differ materially from negotiated billing rates in the contract, which directly affects operating income. Under fixed-price contracts, revenue is recognized under the percentage of completion method, on the basis of costs incurred in relation to estimated total costs to complete the contract. The risk on fixed-price contracts is that if actual costs exceed the estimated costs to complete the contract, then profit is eroded or losses are incurred. For cost reimbursable contracts, revenue is recognized as costs are incurred and include a proportionate amount of the fee earned. Cost reimbursable contracts specify the contract fee in dollars or as a percentage of estimated costs. The primary risk on cost reimbursable contracts is that a government audit of direct and indirect costs could result in the disallowance of certain costs, which would directly impact revenue and operating income. Historically, such audits have had no material impact on the company's revenue and operating income.

The company does not recognize revenue associated with amounts claimed under a contract that are not agreed to by the customer. For all types of contracts, the company recognizes anticipated contract losses as soon as they become known and estimable. Out-of-pocket expenses that are reimbursable by the customer are included in contract revenue and cost of contract revenue.

Unbilled expenditures and fees on contracts in process are the amounts of recoverable contract revenue which have not been billed at the balance sheet date. Most of the company's unbilled expenditures and fees relate to revenue that is billed in the month after services are performed. In certain instances, billing is deferred in compliance with contract terms, such as milestone billing arrangements and withholdings. Costs related to United States Government contracts, including applicable indirect costs, are subject to audit by the government. Revenue from such contracts has been recorded at amounts expected to be realized upon final settlement.

Revenue from product sales, less returns, is generally recognized at the time of shipment. Warranty costs are estimated based on historical activity and are recognized as a component of cost of sales.

Inventories
-----------
Inventories stated at the lower of cost or market (in thousands of dollars):
--------------------------------------------------------------------------------
                                                June 30, 2002  December 31, 2001
                                           ------------------  -----------------

Work in process                             $             252   $            296
Raw materials including
subassemblies                                           2,373              2,664
                                           ------------------  -----------------
Total inventories                           $           2,625   $          2,960
                                           ==================  =================

Property, Plant and Equipment
-----------------------------
Property, plant and equipment stated at cost (in thousands of dollars):
--------------------------------------------------------------------------------
                                                June 30, 2002  December 31, 2001
                                           ------------------  -----------------

Land                                        $           1,126   $          1,126
Building                                                9,083              8,587
Machinery and equipment                                36,823             47,546
Leasehold improvements                                  2,496              2,723
                                           ------------------  -----------------
Total property, plant and equipment                    49,528             59,982
Less accumulated depreciation and
 amortization                                          34,898             45,385
                                           ------------------  -----------------
Net property, plant and equipment           $          14,630   $         14,597
                                           ==================  =================

During the second quarter of 2002, the company recorded disposals of $12.3 million of fully depreciated machinery, equipment and leasehold improvements, and the associated accumulated depreciation.

Earnings Per Common Share
-------------------------
Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is determined by giving effect to the exercise of stock options using the treasury stock method. Due to their antidilutive effect, 22,500 and 23,100 stock options were excluded from the calculation of earnings per share in the second quarter and first six months of 2002, respectively. In the second quarter and first six months of 2001, 63,800 and 934,800 stock options were excluded from the calculation of earnings per share, respectively. The calculation of earnings per share in the second quarter of 2002 and 2001 and the first six months of 2002, exclude 121,000 shares of restricted stock (see Note 9).

New Accounting Pronouncements
-----------------------------
In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method. It also specifies the types of acquired intangible assets required to be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill and certain intangibles no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 was effective for the company beginning January 1, 2002. The adoption of SFAS Nos. 141 and 142 did not have an impact on the company's financial position or results of operations, because it did not have any goodwill or other intangible assets recorded at that time. Effective May 31, 2002 the company acquired HJ Ford Associates, Inc. and recorded $7.9 million of goodwill and other intangible assets (see Note 10). The company accounted for the acquisition in accordance with the provisions of SFAS No. 141. In addition, goodwill and intangible assets with indefinite useful lives are not being amortized pursuant to the provisions of SFAS No. 142. Intangible assets with definite lives are being amortized over their expected useful lives.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 modifies the rules for accounting for the impairment of long-lived assets. The new rules are effective for the company beginning January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the company's financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. It rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, SFAS No. 44 Accounting for Intangible Assets of Motor Carriers and SFAS No. 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 also amends SFAS No. 13, Accounting for Leases, to eliminate the inconsistency between the required accounting for sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The new rule is effective for the company beginning January 1, 2003. The company does not believe that the adoption of SFAS No.145 will have a material impact on the company's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to the exit or disposal plan. The new rule is effective for the company beginning January 1, 2003. The company does not believe that the adoption of SFAS No. 146 will have a material impact on the company's financial position or results of operations.

Note 2. Loss Provisions
-----------------------
In 1997, the company entered into a fixed-price software development contract with the Colorado Department of Human Services. In prior years, this contract incurred cost overruns, and management anticipated additional overruns that were provided for in the company's results of operations. Implementation of the final phase of this project was commenced in the first quarter of 2002 and was completed on April 12, 2002. With the exception of remediation requirements, which could arise during the system warranty period due to expire in the second quarter of 2003, the contract will be completed with the expiration of the maintenance period in the fourth quarter of 2002. The company believes that it has reasonably estimated and provided for the costs to complete the Colorado contract at June 30, 2002.

During the second quarter of 2002, events related to a specific loss reserve resulted in a $0.3 million reduction in this reserve.

Note 3. Restructuring
---------------------
During the second quarter of 2002, the company incurred involuntary separation costs for 60 employees. Costs associated with these terminations totaled $0.4 million and are included in the operating results of the second quarter of 2002. At June 30, 2002, $0.3 million of the expense was accrued and is expected to be paid in the second half of 2002 primarily as continuation pay for employees who were no longer working for the company at June 30, 2002. Included in the amount expensed in the second quarter of 2002, was $14,000 related to the Encoder Division of the Precision Manufacturing Group.

During the second and third quarters of 2001, the company provided $0.3 million for involuntary severance costs for 45 employees in the Encoder Division. These costs were paid in the second half of 2001.

Note 4. Discontinued Operations
-------------------------------
In June 1999, the company completed the sale of its previously discontinued Telecommunications Fraud Control business for $1.7 million plus royalties. No royalty income was recognized in the first six months of 2002. Royalty income of $62,000 was recognized in the second quarter of 2001. The company may benefit modestly from future royalty payments through July 31, 2002, up to a cap of $0.9 million, net of taxes. The final determination of royalty payments will be made in the third quarter of 2002. These payments will be recorded as a gain from discontinued operations, after deducting taxes, when received.

Note 5. Debt
------------
Effective June 30, 2002, the company obtained a $50 million revolving credit agreement (the "Revolver"), replacing the previous revolver. The Revolver has a three-year term and is available to the company for general corporate purposes, including strategic acquisitions. The fee on the unused portion of the Revolver is 0.25% and is payable quarterly in arrears. The company has the option to elect on a fixed 30, 60 or 90-day term, an interest rate of LIBOR plus 2.0% or the prime rate on the outstanding balance. Interest on the outstanding balance of the Revolver is payable monthly under the prime rate option or at the end of the elected LIBOR term. At June 30, 2002, there was no outstanding balance under the Revolver. At December 31, 2001, there was no outstanding balance under the previous revolver and the company had $15.2 million of unused credit line available. If there had been an outstanding balance under the Revolver, the interest rate would have been 3.81% based on the 90-day LIBOR rate at June 30, 2002.

The company has a 10-year mortgage loan (the "Mortgage"), dated June 12, 2000, on the company's real estate. The outstanding balance of the Mortgage was $9.0 million and $9.3 million at June 30, 2002 and December 31, 2001, respectively. The agreement requires quarterly principal payments of $125,000 that began on August 1, 2000, with a final payment of $5 million in June 2010. Interest on the Mortgage accrued at the rate of LIBOR plus 2.5% at June 30, 2001. Effective November 6, 2001, the interest rate on the Mortgage was reduced to LIBOR plus 2.0%. On June 30, 2002, the interest rate on the Mortgage under the 90-day LIBOR option elected at April 15, 2002, was 4.02%. The Mortgage is secured by the corporate office facility in Andover, Massachusetts.

The Revolver and Mortgage require the company to meet certain financial covenants including maintaining a minimum tangible net worth, cash flow and debt coverage ratios, as well as limit the company's ability to incur additional debt, to pay dividends, to purchase capital assets, to sell or dispose of assets, to make additional acquisitions or investments, or to enter into new leases, among other restrictions. The company was in compliance with all covenants on June 30, 2002.

Note 6. Commitments and Contingencies
-------------------------------------
As a defense contractor, the company is subject to many levels of audit and review, including the Defense Contract Audit Agency, the Inspector General, the Defense Criminal Investigative Service, the General Accounting Office, the Department of Justice and Congressional Committees. Both related to and unrelated to its defense industry involvement, the company is, from time to time, involved in audits, lawsuits, claims, administrative proceedings and investigations. The company accrues for liabilities associated with these activities when it becomes probable that future expenditures will be made and for which such expenditures can be reasonably estimated. In management's opinion, the outcome from any such audits and other matters discussed above is not expected to have a material adverse effect on the company's financial position or results of operations.

As disclosed in previous filings, the United States Attorney's Office is investigating certain company activity and billing transactions from prior years. The company does not know, at this time, what financial effects, if any, may result to the company from these matters.

Note 7. Segment Information
---------------------------
Results from operations and identifiable assets of HJ Ford Associates, Inc., a wholly-owned subsidiary that was acquired on May 31, 2002 (see Note 10), have been included in the company's Systems and Services segment from the date of acquisition.

Identifiable assets by business segment include both assets directly identified with those operations and an allocable share of jointly used assets.

Summarized financial information by business segment for the three months ended June 30, 2002 and June 30, 2001 are as follows (in thousands of dollars):
-------------------------------------------------------------------------------
                                                                    Identifiable
                         Systems                                    Continuing
                         and                    Metri-              Operations
                         Services    Encoder    Graphics Corporate  Total
                         -------------------------------------------------------
June 30, 2002
Net sales                $ 45,653   $  2,231   $  2,152  $      -   $ 50,036
Operating income (loss)     3,066       (460)       476         -      3,082
Identifiable assets at
June 30, 2002              61,521      4,049      2,853    15,670     84,093

June 30, 2001
Net sales                $ 45,168   $  2,727   $  2,689  $      -   $ 50,584
Operating income (loss)     2,490       (550)       810         -      2,750
Identifiable assets at
June 30, 2001              52,194      5,744      3,072    11,740     72,750

Summarized financial information by business segment for the six months ended June 30, 2002 and June 30, 2001 are as follows (in thousands of dollars):
--------------------------------------------------------------------------------
                                                                    Identifiable
                          Systems                                   Continuing
                          and                   Metri-              Operations
                          Services   Encoder    Graphics Corporate  Total
                          ------------------------------------------------------
June 30, 2002
Net sales                  $90,424   $ 4,418    $ 4,440  $      -   $99,282
Operating income (loss)      5,564      (933)       996         -     5,627
Identifiable assets at
June 30, 2002               61,521     4,049      2,853    15,670    84,093

June 30, 2001
Net sales                  $87,540   $ 6,217    $ 5,467  $      -   $99,224
Operating income (loss)      4,203      (847)     1,874         -     5,230
Identifiable assets at
June 30, 2001               52,194     5,744      3,072    11,740    72,750

Net sales and operating income (loss) are presented after the elimination of intersegment transactions, which are not material.

During the second quarter of 2002 and 2001, revenue from Department of Defense (the "DoD") customers represented approximately 77% and 75% of revenue, respectively, and 76% and 72% of revenue for the first six months of 2002 and 2001, respectively. Revenue earned from one significant DoD contract represented approximately 12% and 21% of revenue in the second quarter of 2002 and 2001, respectively, and approximately 12% and 20% of revenue in the first six months of 2002 and 2001, respectively.

Note 8. Sale of Tactical Communications Group
---------------------------------------------
On June 1, 2001, the company completed the sale of its Tactical Communications Group ("TCG") and the transfer of related employees and assets. TCG developed and sold communications software for defense applications. For the first six months of 2001, TCG recorded revenue of approximately $0.8 million and a loss of $0.5 million. The sale resulted in a net loss of $0.2 million, shown as Other expense on the Consolidated Statements of Operations in the second quarter of 2001. Proceeds from the transaction were $0.1 million in cash.

Note 9.  Stock Plans
--------------------
On January 30, 2001, company's shareholders approved the adoption of the 2000 Employee Stock Purchase Plan (the "ESPP"). The ESPP is designed to give eligible employees an opportunity to purchase common stock of the company through accumulated payroll deductions. The purchase price of the stock is equal to 85% of the fair market value of a share of common stock on the first day or last day of the each three-month offering period, whichever is lower. All employees of the company or designated subsidiaries who customarily work at least 20 hours per week and do not own five percent or more of the company's common stock are eligible to participate in the purchase plan. A total of 800,000 shares have been reserved for issuance under the ESPP of which 690,209 shares remain unissued at

June 30, 2002. The program commenced in May 2001. In the second quarter and first six months of 2002, 23,740 and 51,404 shares, respectively, were issued through the plan.

During the second quarter of 2001, the Board of Directors approved the Executive Long Term Incentive Program (the "ELTIP"), implemented under the provisions of the shareholder approved 2000 Incentive Plan. The ELTIP provides incentives to program participants through a combination of stock options and restricted stock grants which vest fully in seven years. The ELTIP allows for accelerated vesting based on the company's achievement of specified financial performance goals. During the second quarter of 2001, the company granted under this plan stock options totaling 750,000 shares of common stock at fair market value and granted 121,000 shares of restricted common stock with approximately $1.1 million of compensatory value which is being amortized over the vesting period of the grant. In the second quarter and first six months of 2002, the company recognized approximately $39,000 and $78,000, respectively, of compensation expense under this plan.

Note 10. Acquisition and Goodwill
---------------------------------
On May 31, 2002, the company completed the acquisition of HJ Ford Associates, Inc. ("HJ Ford") for $10.1 million in net cash in exchange for all of the voting common stock. The purchase agreement also calls for the payment by the company to the sellers of an additional $1.0 million in 2005, subject to the occurrence of certain events related to contract renewals. Should these events occur, the additional payment will be recorded as additional purchase price. HJ Ford, headquartered in Washington, D.C., has approximately 150 employees in Washington, D.C., Dayton, Ohio, Mechanicsburg, PA and Patuxent River, MD. HJ Ford helps their clients manage operational processes and acquisition programs by drawing on their core competencies of systems and information engineering, acquisition logistics and logistics engineering, information technology, enterprise engineering, and acquisition program support.

The acquisition was accounted for using the purchase method, and accordingly, the consolidated statements of income include the results of HJ Ford beginning May 31, 2002. Results for the second quarter of 2002 include $1.1 million of revenue from HJ Ford. The operating results of the acquired company had no material impact on net earnings for the second quarter of 2002.

The company obtained preliminary independent appraisals of the fair value of assets acquired and is completing the review and determination of the fair value of assets acquired and liabilities assumed. The allocation of purchase price is subject to revision based on the final determination of appraisals and fair values. On a preliminary basis, $3.3 million of the purchase price has been allocated to intangible assets with the remaining lives of 2 to 4 years.

The preliminary purchase price of the HJ Ford acquisition at May 31, 2002 has been allocated as follows (in thousands of dollars):
---------------------------------------------------------------------
Working capital, net of cash acquired of $1,000              $  2,470
Property and equipment                                            209
Other noncurrent asset                                            180
Long-term debt                                                   (700)
Intangible assets
   Customer contracts                             $  2,850
   Employment/non-competition agreements               407
      Total intangible assets                                   3,257
Goodwill                                                        4,638
                                                             --------
Purchase price, net of cash acquired                         $ 10,054
                                                             ========

The following table represents the company's unaudited pro forma results of operations for the six months ended June 30, 2002 and 2001, as if the HJ Ford acquisition had occurred on January 1, 2001. These pro forma results include adjustments for the amortization of other intangible assets with definite useful lives (see Note 1), the elimination of intercompany transactions and adjustments for income taxes. The table has been prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the period noted or of results that may occur in the future.

(in thousands of dollars,                Six months ended  Six months ended
 except for per share data)                June 30, 2002     June 30, 2001
---------------------------------------------------------  ----------------
Net revenue                               $   111,781     $   112,508
Net income                                      3,427           2,728
Net income per share - basic                      .43             .36
Net income per share - diluted                    .38             .35

Effective December 31, 2001 the company adopted SFAS No. 142, which addresses financial accounting and reporting for acquired goodwill and other intangible assets (see Note 1). Goodwill and other intangibles with indefinite lives are no longer amortized. Instead, the company will perform an annual test for impairment of these assets.

The accumulated amortization expense for the acquired intangible assets was $67,000 at June 30, 2002.

The estimated amortization expense for the remainder of 2002 and for each of the four succeeding fiscal years is as follows (in thousands of dollars):
---------------------------------------
Remainder of 2002 .............   $ 466
2003 ..........................     917
2004 ..........................     798
2005...........................     713
2006 ..........................     296

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Total revenue decreased slightly to $50.0 million in the second quarter of 2002 compared with $50.6 million in the second quarter of 2001. For the first six months of 2002, total revenue increased slightly to $99.3 million compared with $99.2 million in the first six months of 2001.

Contract revenue for the Systems and Services Segment increased 1.1% to $45.7 million in the second quarter of 2002 compared with $45.2 million in the same period last year. For the first six months of 2002 and 2001, contract revenue was $90.4 million and $87.5 million, respectively.

Defense revenue for the second quarter of 2002 and 2001 was $38.5 million and $38.6 million, respectively. The comparison of defense revenue in the second quarter of 2002 when compared with the second quarter of 2001 is affected by three factors: first, the addition of $1.1 million of HJ

Ford revenue in the second quarter of 2002 (see Note 10); second, the absence of approximately $2 million in subcontract revenue in the second quarter of 2002 related to our change from a prime to subcontract position with regard to the Electronic Systems Center Air Combat program office at Hanscom Air Force Base; and third, the second quarter of 2001 included $0.3 million of revenue associated with the Tactical Communications Group, divested by the company in the second quarter of 2001. Excluding these effects, revenue for the second quarter of 2002 increased 3.7% when compared with the same quarter a year ago. For the first six months of 2002 and 2001, defense revenue was $75.1 million and $72.6 million, respectively.

Revenue from federal civilian agencies, primarily related to additional work with the Internal Revenue Service, increased 68.8% to $4.4 million for the quarter ended June 30, 2002, compared with the same quarter a year ago. For the first six months of 2002 and 2001, federal civilian agencies revenue was $8.1 million and $5.0 million, respectively.

State and local government revenue was $2.7 million and $3.9 million for the second quarter of 2002 and 2001, respectively, and $7.2 million and $9.9 million for the first six months of 2002 and 2001, respectively. The decrease resulted primarily from a curtailment of work for the State of Ohio. While there is the potential for project delays and cutbacks in other states due to state budget deficits, the State of Ohio is presently the company's only account that has taken such steps.

Re-competition for the Information Technology Services Program tasking known as the ITSP at the Electronic Systems Center, headquartered at Hanscom Air Force Base are ongoing. The competitions, which are for five-year contracts, began in the first quarter of this year and are expected to be completed by the end of this year. To date, the company has maintained its position as a subcontractor on two awards, lost its position as prime contractor while maintaining all of its employee positions on two awards, and won the prime contractor on two programs where the company was previously a subcontractor. There are two additional procurements on which the company is currently a subcontractor pending in the second half of 2002.

One of the awards on which the company was the prime contractor and has now been moved to a subcontractor position is with the Electronic Systems Center's Combat Air Forces Command program office support contract. Effective April 1, 2002, the five-year follow-on contract was awarded to another contractor, of which the company is a team member. The company recognized annual contract revenues of $23 million in 2001. Of that amount, subcontracted work totaled approximately $14 million. Substantially all of the company's 52 people supporting the program office have been retained under the new contract that began on April 1, 2002. While the company endeavors to retain its staff on this program, there can be no assurance these efforts will succeed.

Product sales for the Precision Manufacturing Group, which is comprised of the Metrigraphics and Encoder reportable segments, decreased 19.1% to $4.4 million in the second quarter of 2002 compared with $5.4 million in the same period of 2001. For the first six months of 2002 and 2001, product revenue was $8.9 million and $11.7 million, respectively. Metrigraphics Division sales decreased 20.0% to $2.2 million in the second quarter of 2002 compared with $2.7 million in the second quarter of 2001, and 18.8% to $4.4 million in the first six months of 2002 compared with $5.5 million in the first six months of 2001. The decrease was due to lower sales of inkjet printer cartridge nozzle plates. Encoder Division sales decreased to $2.2 million in the second quarter of 2002 from $2.7 million for the same period in 2001. For the first six months of 2002 and 2001, Encoder Division revenue was $4.4 million and $6.2 million, respectively. These decreases are reflective of the current state of the capital equipment manufacturing market.

Total gross margin was $7.6 million and $6.9 million in the second quarter of 2002 and 2001, respectively, representing 15.1% and 13.6% of total revenue in the second quarter of 2002 and 2001, respectively. For the first six months of 2002, total gross margin was $14.4 million, or 14.6% of total revenue, compared with $13.7 million, or 13.8% of total revenue for the first six months of 2001.

Gross margin on contract revenue was $6.8 million and $5.8 million for the second quarter of 2002 and 2001, respectively, representing 14.9% and 12.7% of contract revenue in the second quarter of 2002 and 2001, respectively. For the first six months of 2002, contract revenue gross margin was $12.9 million, or 14.2% of total contract revenue, compared with $10.8 million, or 12.4% of contract revenue for the first six months of 2001. A favorable shift in mix and improved price margin were the principal factors contributing to the margin improvement. During the second quarter of 2002, overhead costs were held essentially flat when compared with the second quarter of 2001. In the second quarter of 2002, cost of contract revenue includes $0.3 million of involuntary severance costs described below. Also during the second quarter of 2002, events related to a specific loss reserve resulted in a $0.3 million reduction in the reserve, which was credited to the cost of contract revenue.

In 1997, the company entered into a fixed-price software development contract with the Colorado Department of Human Services. In prior years, this contract incurred cost overruns, and management anticipated additional overruns that were provided for in the company's results of operations. Implementation of the final phase of this project was commenced in the first quarter of 2002 and was completed on April 12, 2002. With the exception of remediation requirements, which could arise during the system warranty period due to expire in the second quarter of 2003, the contract will be completed with the expiration of the maintenance period in the fourth quarter of 2002. The company believes that it has reasonably estimated and provided for the costs to complete the Colorado contract at June 30, 2002.

In the second quarter of 2002 and 2001, gross margin on product sales was $0.8 million and $1.1 million, respectively, representing 17.2% and 21.1% of product sales for the second quarter of 2002 and 2001, respectively. Gross margin on product sales was $1.6 million and $2.9 million for the first six months of 2002 and 2001, respectively, representing 17.7% and 24.6% of product sales for the first six months of 2002 and 2001, respectively. The decline in gross margin on product sales resulted principally from lower sales.

Operating expenses increased slightly to $4.5 million in the second quarter of 2002 compared with $4.1 million for the same period in 2001. Operating expenses for the second quarter of 2002 includes $0.1 million of employee severance costs further described below. For the first six months of 2002 and 2001, operating expenses were $8.8 million and $8.5 million, respectively. Amortization expense of $67,000 for the second quarter of 2002 reflects one month of amortization of intangible assets associated with the HJ Ford acquisition (see Note 10). This amount is an estimate and will be adjusted based on the final appraisal of the intangible assets.

Total operating income was $3.1 million, or 6.2% of revenue, and $2.8 million, or 5.4% of revenue, for the second quarter of 2002 and 2001, respectively. For the first six months of 2002 and 2001, total operating income was $5.6 million and $5.2 million, respectively. As a percent of revenue, operating income was 5.7% and 5.3% for the first six months of 2002 and 2001, respectively.

Operating income for the Systems and Services segment increased to $3.1 million, or 6.7% of revenue for the second quarter of 2002, compared with $2.5 million, or 5.5% of revenue for the second quarter of 2001. For the first six months of 2002, operating income for the Systems and Services segment increased to $5.6 million, or 6.1% of revenue, compared with $4.2 million, or 4.8% of revenue for the same period last year.

Operating income for the Precision Manufacturing Group decreased to $16,000, or 0.4% of revenue, for the second quarter of 2002, compared with $0.3 million, or 4.8% of revenue for the same period last year. For the first six months of 2002, operating income for the Precision Manufacturing Group decreased to $63,000, or 0.7% of revenue, compared with $1.0 million, or 8.8% of revenue for the first six months of 2001.

On June 1, 2001, the company completed the sale of its Tactical Communications Group ("TCG") and the transfer of related employees and assets. TCG developed and sold communications software for defense applications. For the first six months of 2001, TCG recorded revenue of approximately $0.8 million and a loss of $0.5 million. The sale resulted in a net loss of $0.2 million, shown as Other expense on the Consolidated Statements of Operations in the second quarter of 2001. Proceeds from the transaction were $0.1 million in cash.

Net interest expense was $44,000 and $0.3 million for the second quarter of 2002 and 2001, respectively, and $83,000 and $0.5 million for the first six months of 2002 and 2001, respectively, reflecting lower average interest rates and debt levels, and the net benefit of investment income on cash and cash equivalents.

Income tax expense for the second quarter of 2002 and 2001 was $1.2 million and $0.9 million, respectively, representing 40.7% and 41.0% of pre-tax income in 2002 and 2001, respectively. For the first six months of 2002 and 2001, income tax expense was $2.3 million, or 40.7% of pre-tax income and $1.9 million, or 41.0% of pre-tax income, respectively.

In response to lower than expected demand in certain sectors of the company's business, as well as the need to maintain a competitive cost structure, during the second quarter of 2002, 60 employees involuntarily left the company. All operating groups and functions of the company were affected. Costs associated with these terminations totaled $0.4 million and are included in the operating results of the second quarter of 2002, with $0.3 million charged to cost of contract revenue and $0.1 million charged to selling, engineering and administrative expenses.

During the second and third quarters of 2001, the company provided $0.3 million for involuntary severance costs for 45 employees in the Encoder Division. These costs were paid in the second half of 2001.

Recent increases in the company's stock price and an increased level of options granted have resulted in a greater number of employee stock options counted as outstanding common equivalent shares and included in the dilutive effect of options for the purpose of computing diluted earnings per share. Outstanding common and common equivalent shares increased from 7.8 million at June 30, 2001 to 9.0 million at June 30, 2002, which diluted earnings per share by $0.03 per share for the second quarter of 2002, compared with $0.01 for the same quarter of 2001. For the six months ended June 30, 2002 and 2001, outstanding common and common equivalent shares were 8.9 million and 7.8 million, respectively, which diluted earnings per share by $.05 per share for the first six months of 2002, compared with $0.01 for the first six months of 2001.

The company's total employment at June 30, 2002 was 1,598, up from 1,517 at December 31, 2001. The company increased its employee count by approximately 150 with the purchase of HJ Ford in the second quarter of 2002.

The company's funded backlog was $101.3 million at June 30, 2002, up from $91.4 million at December 31, 2001. The addition of HJ Ford fully accounts for the increase in backlog. A portion of the company's backlog is based on annual purchase contracts. The amount of backlog as of any date can be affected by the timing of order receipts and associated deliveries. Backlog does not necessarily equate to future revenues.

Critical Accounting Policies

The company considered the disclosure requirements regarding critical accounting policies and liquidity and capital resources, certain trading activities and related party transactions. Appropriate disclosure was made in the Annual Report on Form 10-K for the year ended December 31, 2001, and the company concluded that nothing material changed during the quarter that would warrant further disclosure.

Liquidity and Capital Resources

Cash provided by continuing operations in the first six months of 2002 was $1.7 million resulting from positive cash earnings, decreased unbilled expenditures and fees on contracts in process and accounts receivable partially offset by decreased accounts payable, accrued payroll and employee benefits and other accrued expenses. Cash provided by continuing operations in the first six months of 2001 was $10.4 million primarily resulting from positive cash earnings, decreased accounts receivable, and an income tax refund of $2.2 million partially offset by increased unbilled expenditures and fees on contracts in process and decreased other accrued expenses and accounts payable.

Cash used for investing activities was $11.7 million and $1.4 million in the first six months of 2002 and 2001, respectively. In 2002, cash used for investing activities was principally for the purchase of HJ Ford (see Note 10).

Effective June 30, 2002, the company obtained a $50 million revolving credit agreement (the "Revolver"), replacing the previous revolver. The Revolver has a three-year term and is available to the company for general corporate purposes, including strategic acquisitions. The fee on the unused portion of the Revolver is 0.25% payable quarterly in arrears. The company has the option to elect on a fixed 30, 60 or 90-day term, an interest rate of LIBOR plus 2.0% or the prime rate on the outstanding balance. Interest on the outstanding balance of the Revolver is payable monthly under the prime rate option or at the end of the elected LIBOR term. At June 30, 2002, there was no outstanding balance under the Revolver. At December 31, 2001, there was no outstanding balance under the previous revolver. If there had been an outstanding balance under the Revolver, the interest rate would have been 3.81% based on the 90-day LIBOR rate at June 30, 2002.

The company has a 10-year mortgage loan (the "Mortgage"), dated June 12, 2000, on the company's real estate. The outstanding balance of the Mortgage was $9.0 million and $9.3 million at June 30, 2002 and December 31, 2001, respectively. The agreement requires quarterly principal payments of $125,000 that began on August 1, 2000, with a final payment of $5 million in June 2010. Interest on the Mortgage accrued at the rate of LIBOR plus 2.5% at June 30, 2001. Effective November 6, 2001, the interest rate on the Mortgage was reduced to LIBOR plus 2.0%. The interest rate on the Mortgage under the 90-day LIBOR option elected at April 15, 2002, was 4.02% on June 30, 2002. The Mortgage is secured by the corporate office facility in Andover, Massachusetts.

The Revolver and Mortgage require the company to meet certain financial covenants including maintaining a minimum tangible net worth, cash flow and debt coverage ratios, as well as limit the company's ability to incur additional debt, to pay dividends, to purchase capital assets, to sell or dispose of assets, to make additional acquisitions or investments, or to enter into new leases, among other restrictions. The company was in compliance with all covenants on June 30, 2002.

For the first six months of 2002, the company realized $0.7 million in proceeds from the exercise of stock options and $0.7 million in proceeds from the issuance of shares under the employee stock purchase plan. In the second quarter and first six months of 2001, $0.3 million was realized from the exercise of stock options.

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

As disclosed in previous filings, the United States Attorney's Office is investigating certain company activity and billing transactions from prior years. The company does not know, at this time, what financial effects, if any, may result to the company from these matters.

The company's prospective cash flows are subject to certain trends, events and uncertainties, including demands for capital to support growth, economic conditions, government payment practices and contractual matters. The company's capital expenditures are expected to be in the range of $6 million in 2002, primarily for technology advancements, facilities and infrastructure improvements and capacity expansion in support of growth and operational performance enhancement. The company's need for, cost of, and access to funds are dependent on future operating results, as well as conditions external to the company. The company believes that its current assets, cash flows from operations and available lines of credit are sufficient to support its normal operations, capital requirements, and its acquisition program for the near term.

Forward-Looking Information

Safe harbor statements under the Private Securities Litigation Reform Act of 1995: Some statements contained or implied in this quarterly report that are not historical fact such as financial forecasts, contain forward-looking information. These statements may be identified by forward-looking words such as "expect," "look," "believe," "anticipate," "may," "will" and other forward-looking terminology. Such statements are subject to risks and uncertainties that could cause actual results to differ materially, including uncertainties regarding contractual requirements, actions by customers and actual costs to complete; federal budget matters; government contracting risks, competitive market conditions; customer requirements, schedules and related funding; technological change; uncertainty of future financing; overall economic factors; ability to successfully complete and integrate acquisitions and other matters. These factors are discussed in more detail in the company's Annual Report on Form 10-K for the year ended December 31, 2001. The company assumes no obligation to update any forward-looking information.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The company is subject to interest rate risk associated with our Mortgage and Revolver where interest payments are tied to either the LIBOR or prime rate. At any time a sharp rise in interest rates could have an adverse effect on net interest expense as reported in the Statements of Operations. The company does not currently hedge these interest rate exposures.

                           PART II. OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Stockholders of the company was held on April 25, 2002.

(b) Proxies representing 7,158,112 shares were received (total shares outstanding as of the Record Date were 7,842,611). The results of the voting at the Annual Meeting as to the approval of a proposal to fix the number of directors at six and to elect two Class III directors (Messrs. Kenneth F. Kames and James P. Regan) for the term of three years are set forth below:

Fix the number of directors at six and elect Messrs. Kames and Regan:

        (i)      Mr. Kames:

                 Votes for          6,884,526
                                    ---------

                 Votes withheld       273,586
                                    ---------



        (ii)     Mr. Regan:

                 Votes for          6,547,146
                                    ---------

                 Votes withheld       610,966
                                    ---------

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

        The following Exhibits are filed herewith:

        Exhibit 10.1 Amended and Restated Loan Agreement, dated as of June 28, 2002, by and between Dynamics Research Corporation and Brown Brothers Harriman & Co., Banknorth N.A. and Key Corporate Capital, Inc.

        Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        Exhibit 99.2      Certification Pursuant to 18 U.S.C. Section 1350, as
                           Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) The following reports were filed on Form 8-K:

   1. On April 2, 2002, the company filed a Form 8-K under Item 5, Other Events, reporting that, effective April 1, 2002, the company was moved from a prime contractor position to a subcontractor position on the Electronic Systems Center's Combat Air Forces Command program office support contract.

         2.    On June 19, 2002, the company filed a Form 8-K reporting under
               Item 2, Acquisition or Disposition of Assets, and Item 7, Financial Statements, Pro Forma Financial Information and Exhibits, the acquisition by the company of H.J. Ford Associates, Inc.

         3. On June 28, 2002, the company filed a Form 8-K under Item 4, Changes in Registrant's Certifying Accountants, reporting a change in the company's certifying accountants. On July 12, 2002, the company filed an amendment on Form 8-K/A to the June 28, 2002 Form 8-K to include an exhibit under Item 7, Financial Statement, Pro Forma Financial Information and Exhibits, a letter from the company's former accountants stating its agreement with the statement in the June 28, 2002 Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               DYNAMICS RESEARCH CORPORATION
                                       (Registrant)


Date:  August 13, 2002         By: /s/ David Keleher
                               ---------------------
                               David Keleher
                               Vice President and Chief Financial Officer
                               (Principal Financial Officer)

                               By : /s/ Donald B. Levis
                               ------------------------
                               Donald B. Levis
                               Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)