Form 10-Q
period 2002-09-30
DYNAMICS RESEARCH CORP
filed 2002-11-13
CIK 30822

                                    Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [x] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                For the Quarterly Period Ended September 30, 2002

                                       OR

              [_] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                       For the Transition Period from ___ to __.

                            Commission File No.1-7348

                          DYNAMICS RESEARCH CORPORATION
                          -----------------------------
             (Exact name of registrant as specified in its charter)


                     Massachusetts                    04-2211809
                     --------------------------------------------
               (State or other Jurisdiction of        (I.R.S. Employer
               Incorporation or Organization)         Identification No.)


               60 Frontage Road, Andover, Massachusetts  01810-5498
               ----------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

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

Yes  x    No____ .
   -----

    The number of shares outstanding of the Registrant's Common stock, par value $.10 per share, at October 31, 2002 was 8,160,684 shares.

                          DYNAMICS RESEARCH CORPORATION

                                      INDEX

                                                                              Page
Part I.  Financial Information                                               Number
                                                                             ------
         Item 1. Financial Statements

                  Consolidated Balance Sheets -
                           September 30, 2002 and December 31, 2001             3

                  Consolidated Statements of Operations -
                           Three Months Ended September 30, 2002 and
                           September 30, 2001                                   4

                  Consolidated Statements of Operations -
                           Nine Months Ended September 30, 2002 and
                           September 30, 2001                                   5

                  Consolidated Statements of Cash Flows -
                           Nine Months Ended September 30, 2002 and
                           September 30, 2001                                   6

                  Notes to Consolidated Financial Statements                    7


         Item 2. Management's Discussion and Analysis of
                      Financial Condition and Results of Operations            17

         Item 3. Quantitative and Qualitative Disclosures about Market Risk    23

         Item 4. Controls and Proceedings                                      23

Part II.  Other Information

         Item 1. Legal Proceedings                                             24

         Item 6. Exhibits and Reports on Form 8-K                              25

         Signatures                                                            26

                          DYNAMICS RESEARCH CORPORATION
                           CONSOLIDATED BALANCE SHEETS
            (in thousands of dollars except share and per share data)

                                                                                (unaudited)
Assets                                                                      September 30, 2002    December 31, 2001
------                                                                      ------------------    -----------------
Current assets
 Cash and cash equivalents                                                       $   14,749          $   16,657
 Receivables, net of allowances of $1,063 in 2002 and $1,355 in 2001                 23,804              22,946
 Unbilled expenditures and fees on contracts in process                              19,475              22,876
 Inventories                                                                          2,481               2,960
 Prepaid expenses and other current assets                                            3,076               1,789
                                                                                 ----------          ----------
   Total current assets                                                              63,585              67,228

Noncurrent assets
 Net property, plant and equipment                                                   14,901              14,597
 Goodwill                                                                             5,595                   -
 Intangible assets, net of amortization                                               1,597                   -
 Other noncurrent assets                                                                250                   -
                                                                                 ----------          ----------
   Total noncurrent assets                                                           22,343              14,597

                                                                                 ----------          ----------
      Total assets                                                               $   85,928          $   81,825
                                                                                 ==========          ==========

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities
 Current portion of long-term debt                                               $      500          $      500
 Accounts payable                                                                    11,003              13,588
 Accrued payroll and employee benefits                                               11,500              11,911
 Other accrued expenses                                                               3,890               2,913
 Current deferred income taxes                                                        3,495               4,275
                                                                                 ----------          ----------
   Total current liabilities                                                         30,388              33,187
                                                                                 ----------          ----------

 Long-term debt                                                                       8,375               8,750
 Deferred income taxes                                                                2,750               2,750

 Commitments and contingencies  (Note 6)

Stockholders' Equity
 Preferred stock, par value, $.10 per share 5,000,000 shares
  authorized, none issued                                                                 -                   -
 Common stock, par value, $.10 per share:
  Authorized - 30,000,000 shares
  Issued - 9,492,334 shares in 2002 and 9,320,036 in 2001                               949                 932
  Treasury stock - 1,379,426 shares in 2002 and 2001, at par value                     (138)               (138)
  Capital in excess of par value                                                     33,365              31,331
  Unearned compensation                                                                (849)               (992)
  Accumulated other comprehensive income                                               (608)               (608)
  Retained earnings                                                                  11,696               6,613
                                                                                 ----------          ----------
    Total stockholders' equity                                                       44,415              37,138
                                                                                 ----------          ----------
      Total liabilities and stockholders' equity                                 $   85,928          $   81,825
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

                          DYNAMICS RESEARCH CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            (in thousands of dollars except share and per share data)
                                   (unaudited)

                                                                                Three                         Three
                                                                             Months Ended                  Months Ended
                                                                          September 30, 2002            September 30, 2001
                                                                          ------------------            ------------------
Revenue
   Contract revenue                                                           $    45,633                   $    45,091
   Product sales                                                                    3,547                         5,154
                                                                              -----------                   -----------
      Total revenue                                                                49,180                        50,245

Costs and expenses
   Cost of contract revenue                                                        38,459                        38,655
   Cost of product sales                                                            3,203                         3,906
   Selling, engineering and administrative expenses                                 4,429                         4,188
   Amortization of intangible assets                                                  136                             -
                                                                              -----------                   -----------
      Total operating costs and expenses                                           46,227                        46,749
                                                                              -----------                   -----------

Operating income                                                                    2,953                         3,496

Other income                                                                           57                             -
Interest expense, net                                                                (103)                         (144)
                                                                              -----------                   -----------

Income before provision for income taxes                                            2,907                         3,352

Provision for income taxes                                                          1,114                         1,374
                                                                              -----------                   -----------
Net income                                                                    $     1,793                   $     1,978
                                                                              ===========                   ===========

Earnings per share
------------------

Net income per common share - basic                                           $      0.22                   $      0.26

Net income per common share - diluted                                         $      0.20                   $      0.24

Weighted average shares outstanding
-----------------------------------

   Weighted average shares outstanding - basic                                  7,986,550                     7,693,060
   Dilutive effect of options and restricted common stock                         952,967                       499,300
                                                                              -----------                   -----------
   Weighted average shares outstanding - diluted                                8,939,517                     8,192,360
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

                          DYNAMICS RESEARCH CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            (in thousands of dollars except share and per share data)
                                   (unaudited)

                                                                    Nine                    Nine
                                                                Months Ended            Months Ended
                                                             September 30, 2002      September 30, 2001
                                                             ------------------      ------------------
Revenue
   Contract revenue                                             $   136,057             $   132,631
   Product sales                                                     12,405                  16,837
                                                                -----------             -----------
    Total revenue                                                   148,462                 149,468

Costs and expenses
   Cost of contract revenue                                         116,004                 115,367
   Cost of product sales                                             10,493                  12,710
   Selling, engineering and administrative expenses                  13,182                  12,665
   Amortization of intangible assets                                    203                       -
                                                                -----------             -----------
    Total operating costs and expenses                              139,882                 140,742
                                                                -----------             -----------

Operating income                                                      8,580                   8,726

Other income (expense)                                                   60                    (193)
Interest expense, net                                                  (186)                   (636)
                                                                -----------             -----------

Income from continuing operations before provision
 for income taxes                                                     8,454                   7,897

Provision for income taxes                                            3,371                   3,238
                                                                -----------             -----------

Income from continuing operations                                     5,083                   4,659

Gain from discontinued operations, net of tax
 expense of $43 in 2001                                                   -                      62

                                                                -----------             -----------
Net income                                                      $     5,083             $     4,721
                                                                ===========             ===========

Earnings per share
------------------

Per common share - basic
 Income from continuing operations                              $      0.64             $      0.61
 Gain from discontinued operations, net of tax                            -                    0.01
                                                                -----------             -----------
 Net income                                                     $      0.64             $      0.62
                                                                ===========             ===========

Per common share - diluted
 Income from continuing operations                              $      0.57             $      0.59
 Gain from discontinued operations, net of tax                            -                    0.01
                                                                -----------             -----------
 Net income                                                     $      0.57             $      0.60
                                                                ===========             ===========

Weighted average shares outstanding
-----------------------------------

Weighted average shares outstanding - basic                       7,928,678               7,640,135
Dilutive effect of options and restricted common stock              991,685                 257,949
                                                                -----------             -----------
Weighted average shares outstanding - diluted                     8,920,363               7,898,084
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

                          DYNAMICS RESEARCH CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)
                                   (unaudited)

                                                                             Nine                      Nine
                                                                         Months Ended              Months Ended
                                                                      September 30, 2002        September 30, 2001
                                                                      ------------------        ------------------
Cash provided by operations
     Net income                                                       $            5,083        $            4,721
     Adjustments to reconcile net income to cash
       provided by (used for) operating activities:
     Gain from discontinued operations                                                 -                       (62)
     Loss on disposal of assets                                                        -                       193
     Interest income                                                                (157)                      (81)
     Equity in income of unconsolidated affiliate                                    (57)                        -
     Tax benefit from stock options exercised                                        177                         -
     Stock compensation expense                                                      117                        45
     Depreciation and amortization of fixed assets                                 2,433                     2,497
     Amortization of intangible assets                                               203                         -
     Deferred income taxes                                                          (780)                    1,917
                                                                      ------------------        ------------------
                                                                                   7,019                     9,230
                                                                      ------------------        ------------------

Cash provided by (used for) working capital,
       net of effects of acquisition
     Receivables                                                                   5,225                     6,240
     Unbilled expenditures and fees on contracts in process                        8,746                      (610)
     Inventories                                                                     479                      (212)
     Prepaid expenses and other current assets                                    (1,274)                    2,760
     Accounts payable                                                            (10,360)                     (804)
     Accrued payroll and employee benefits                                        (1,342)                      664
     Other accrued expenses                                                          784                      (498)
                                                                      ------------------        ------------------
                                                                                   2,258                     7,540
                                                                      ------------------        ------------------
     Net cash provided by continuing operations                                    9,277                    16,770
     Net cash provided by discontinued operations                                      -                        62
                                                                      ------------------        ------------------
     Cash provided by operating activities                                         9,277                    16,832
                                                                      ------------------        ------------------

Cash provided by (used for) investing activities
     Proceeds from sale of assets                                                      3                       100
     Additions to property, plant and equipment                                   (2,442)                   (2,716)
     Purchase of business, net of cash acquired                                   (9,554)                        -
                                                                      ------------------        ------------------
     Net cash used for investing activities                                      (11,993)                   (2,616)
                                                                      ------------------        ------------------

Cash provided by (used for) financing activities
     Net repayments under revolving credit agreement                                   -                    (5,784)
     Net repayments of loan agreement with Bank of America                          (700)                        -
     Principal payment under 10-year mortgage                                       (375)                     (375)
     Proceeds from the exercise of stock options                                   1,883                       733
                                                                      ------------------        ------------------
     Net cash provided by (used for) financing activities                            808                    (5,426)
                                                                      ------------------        ------------------
     Net increase (decrease) in cash and cash equivalents                         (1,908)                    8,790
     Cash and cash equivalents at the beginning of the period                     16,657                       527
                                                                      ------------------        ------------------
     Cash and cash equivalents at the end of the period               $           14,749        $            9,317
                                                                      ==================        ==================

Supplemental information
     Cash paid for interest                                           $              315        $              707
     Cash paid for taxes                                              $            2,264        $            1,065

The accompanying notes are an integral part of these consolidated financial statements.

                          DYNAMICS RESEARCH CORPORATION

                   Notes to Consolidated Financial Statements

Note 1.  Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the company and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to current period presentation.

Certain information in footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The company believes that the disclosures are adequate to make the information presented not misleading. The interim financial information is unaudited, but reflects all normal adjustments which are, in the opinion of the management, necessary to fairly present the results of operations and financial position. The interim financial statements should be read in conjunction with the financial statements in the company's Annual Report on Form 10-K for the year ended December 31, 2001. The results of the three and nine month periods ended September 30, 2002 may not be indicative of the results that may be expected for the fiscal year ended December 31, 2002.

Risks, Uncertainties and Use of Estimates

There are business risks specific to the industries in which the company operates. These risks include, but are not limited to, estimates of costs to complete contract obligations, changes in government policies and procedures, government contracting issues and risks associated with technological development. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates and assumptions also affect the amount of revenue and expenses during the reported period. Actual results could differ from those estimates.

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

Unbilled expenditures and fees on contracts in process are the amounts of recoverable contract revenue that have not been billed at the balance sheet date. Most of the company's unbilled expenditures and fees relate to revenue that is billed in the month after services are performed. In certain instances, billing is deferred in compliance with contract terms, such as milestone billing arrangements and withholdings. Costs related to United States Government contracts, including applicable indirect costs, are subject to audit by the government. Revenue from such contracts has been recorded at amounts expected to be realized upon final settlement.

Revenue from product sales, less returns, is generally recognized at the time of shipment. Warranty costs are estimated based on historical activity and are recognized as a component of cost of sales.

Inventories

Inventories stated at the lower of cost or market (in thousands of dollars):
--------------------------------------------------------------------------------
                                       September 30, 2002      December 31, 2001
                                       ------------------      -----------------

Work in process                         $            240       $            296
Raw materials and subassemblies                    2,241                  2,664
                                        ----------------       ----------------
Total inventories                       $          2,481       $          2,960
                                        ================       ================

Property, Plant and Equipment

Property, plant and equipment stated at cost (in thousands of dollars):
--------------------------------------------------------------------------------
                                       September 30, 2002      December 31, 2001
                                       ------------------      -----------------

Land                                    $          1,126       $          1,126
Building                                           9,103                  8,587
Machinery and equipment                           37,387                 47,546
Leasehold improvements                             2,409                  2,723
                                        ----------------       ----------------
Total property, plant and equipment               50,025                 59,982
Less accumulated depreciation and
     amortization                                 35,124                 45,385
                                        ----------------       ----------------
Net property, plant and equipment       $         14,901       $         14,597
                                        ================       ================

During the second quarter of 2002, the company recorded disposals of $12.3 million of fully depreciated machinery, equipment and leasehold improvements, and the associated accumulated depreciation.

Earnings Per Common Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is determined by giving effect to the exercise of stock options and restricted common stock using the treasury stock method. Due to their antidilutive effect, 24,600 and 23,600 stock options were excluded from the calculation of earnings per share in the third quarter and first nine months of 2002, respectively. In the first nine months of 2001, 41,800 stock options were excluded from the calculation of earnings per share.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method. It also specifies the types of acquired intangible assets required to be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill and certain intangibles no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 was effective for the company beginning January 1, 2002. The adoption of SFAS Nos. 141 and 142 did not have an impact on the company's financial position or results of operations, because the company did not have any goodwill or other intangible assets recorded at that time. On May 31, 2002 the company acquired HJ Ford Associates, Inc. and recorded $7.4 million of goodwill and other intangible assets (see Note 10). The company accounted for the acquisition in accordance with the provisions of SFAS No. 141. In addition, goodwill is not being amortized pursuant to provisions of SFAS No. 142. Intangible assets with finite lives are being amortized over their expected useful lives.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 modifies the rules for accounting for the impairment of long-lived assets. The new rules were effective for the company beginning January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the company's financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. It rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, SFAS No. 44, Accounting for Intangible Assets of Motor Carriers and SFAS No. 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 also amends SFAS No. 13, Accounting for Leases, to eliminate the inconsistency in the required accounting for sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The new rule is effective for the company beginning January 1, 2003. The company does not believe that the adoption of SFAS No.145 will have a material impact on the company's financial position or results of operations.

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

Note 2. Loss Provision

In 1997, the company entered into a fixed-price software development contract with the Colorado Department of Human Services. During the period of performance, this contract incurred cost overruns, and management anticipated additional overruns that were provided for in the company's results of operations. Implementation of the final phase of this project was commenced in the first quarter of 2002 and was completed on April 12, 2002. With the exception of remediation requirements, which could arise during the system warranty period due to expire in the second quarter of 2003, the contract will be completed with the expiration of the maintenance period in the fourth quarter of 2002. The company believes that it has reasonably estimated and provided for all remaining costs to complete the Colorado contract at September 30, 2002.

Note 3. Restructuring

During the second and third quarters of 2002, the company incurred involuntary separation costs for 93 employees, 60 in the second quarter and 33 in the third quarter. Costs associated with these terminations totaled $0.4 million for the second quarter of 2002 and $0.2 million for the third quarter of 2002 and are included in operating results. At September 30, 2002, $0.3 million of the expense was accrued and the majority is expected to be paid in the fourth quarter of 2002.

During the second and third quarters of 2001, the company provided $0.3 million for involuntary severance costs for 45 employees in the Encoder Division. These costs were paid in the second half of 2001.

Note 4. Discontinued Operations

In June 1999, the company completed the sale of its previously discontinued Telecommunications Fraud Control business for $1.7 million plus royalties for a period ending in the third quarter of 2002. No royalty income was realized in the first nine months of 2002. Royalty income of $62,000 was recognized in the second quarter of 2001.

Note 5. Debt

Effective June 30, 2002, the company obtained a $50 million revolving credit agreement (the "Revolver"), replacing the previous revolver. The Revolver has a three-year term and is available to the company for general corporate purposes, including strategic acquisitions. The fee on the unused portion of the Revolver is 0.25% and is payable quarterly in arrears. The company has the option to elect on a fixed 30, 60 or 90-day term, an interest rate of LIBOR plus 2.0% or the prime rate on any outstanding balance. Interest on the outstanding balance of the Revolver is payable monthly under the prime rate option or at the end of the elected term for the LIBOR rate option. At September 30, 2002, there was no outstanding balance under the Revolver. If there had been an outstanding balance under the Revolver, the interest rate would have been 3.8% based on the 90-day LIBOR rate at September 30, 2002. At December 31, 2001, there was no outstanding balance under the previous revolver.

The company has a 10-year mortgage loan (the "Mortgage"), dated June 12, 2000, on the company's real estate. The outstanding balance of the Mortgage was $8.9 million and $9.3 million at September 30, 2002 and December 31, 2001, respectively. The agreement requires quarterly principal payments of $125,000 that began on August 1, 2000, with a final payment of $5 million in June 2010. Interest on the Mortgage accrued at the rate of LIBOR plus 2.5% at September 30, 2001. Effective November 6, 2001, the interest rate on the Mortgage was reduced to LIBOR plus 2.0%. On September 30, 2002, the interest rate on the Mortgage under the 90-day LIBOR option elected at July 15, 2002, was 4.0%. The Mortgage is secured by the corporate office facility in Andover, Massachusetts.

The Revolver and Mortgage require the company to meet certain financial covenants including maintaining a minimum tangible net worth, cash flow and debt coverage ratios, as well as limit the company's ability to incur additional debt, to pay dividends, to purchase capital assets, to sell or dispose of assets, to make additional acquisitions or investments, or to enter into new leases, among other restrictions. The company was in compliance with all covenants on September 30, 2002.

Note 6.  Commitments and Contingencies

As a defense contractor, the company is subject to many levels of audit and review from various government agencies, including the Defense Contract Audit Agency, the Inspector General, the Defense Criminal Investigative Service, the General Accounting Office, the Department of Justice and Congressional Committees. Both related to and unrelated to its defense industry involvement, the company is, from time to time, involved in audits, lawsuits, claims, administrative proceedings and investigations. The company accrues for liabilities associated with these activities when it becomes probable that future expenditures will be made and such expenditures can be reasonably estimated.

As previously disclosed, on October 26, 2000, two former company employees were indicted for conspiracy to defraud the United States Air Force and pled guilty. The United States Attorney's office continues to consider the possibility of civil liability on the part of the company arising from the former employees' conspiracy. The company does not have a sufficient basis to determine whether this matter will have a material adverse effect on the company's financial position or results of operations.

On September 5, 2002, Genesis Tactical Group LLC ("Genesis") asserted a cross-claim against Lockheed Martin Corporation ("Lockheed") seeking $50 million in damages and against the company seeking $35 million in damages. These cross-claims arise out of a suit filed on July 30, 2002 by Lockheed against Tactical Communications Group LLC, Genesis and the company in the State of New York Supreme Court, County of Onondaga. The Lockheed suit relates to a contract for services which was sold to Genesis by the company pursuant to an asset purchase agreement in 2001. By the terms of the asset purchase agreement the company's liability is limited to $300,000, other than for intentional misrepresentation, willful breach and fraud. Lockheed has asserted breach of contract and is seeking damages from and performance of the contract by Genesis and unspecified compensatory damages from the company. Genesis' cross-claims relate to alleged breaches of the contract by Lockheed and for alleged breaches of the asset purchase agreement by the company. The company has asserted claims against Lockheed and Genesis and believes that the Lockheed and Genesis claims against the company are without merit. While the company believes that the possibility of a material adverse effect on the company's financial position or results of operations is remote, there can be no assurance as to the outcome.

The company is preparing a response to a grand jury subpoena issued on October 15, 2002 by the United States District Court for the District of Massachusetts directing the company to produce specified documents dating back to 1996. The subpoena relates to an investigation, currently focused on the period 1996-1999, by the Antitrust Division of the Department of Justice into bidding and procurement activities involving the company and several other defense contractors who have received similar subpoenas and may also be subjects of the investigation. Although the company is cooperating in the investigation, it does not have a sufficient basis to predict the outcome of the investigation. Should the company be found to have violated the antitrust laws, the matter could have a material adverse effect on the company's financial position and results of operations.

Note 7.  Segment Information

Results from operations and identifiable assets of HJ Ford Associates, Inc., a wholly-owned subsidiary that was acquired on May 31, 2002 (see Note 10), have been included in the company's Systems and Services Segment from the date of acquisition.

Identifiable assets by business segment include both assets directly identified with those operations and an allocable share of jointly used assets.

Summarized financial information by business segment for the three months ended September 30, 2002 and September 30, 2001 are as follows (in thousands of dollars):

                                                                                              Identifiable
                                    Systems                                                   Continuing
                                    and                           Metri-                      Operations
                                    Services       Encoder        graphics      Corporate     Total
                                    -----------------------------------------------------------------------
September 30, 2002
Net sales                           $ 45,633       $ 2,025        $  1,522      $       -     $     49,180
Operating income (loss)                3,300          (410)             63              -            2,953
Identifiable assets at
September 30, 2002                    58,576         3,965           2,977         20,410           85,928

September 30, 2001
Net sales                           $ 45,091       $ 2,242        $  2,912      $       -     $     50,245
Operating income (loss)                3,039          (645)          1,102              -            3,496
Identifiable assets at
September 30, 2001                    52,953         5,292           3,568         16,327           78,140

Summarized financial information by business segment for the nine months ended September 30, 2002 and September 30, 2001 are as follows (in thousands of dollars):

                                                                                              Identifiable
                                    Systems                                                   Continuing
                                    and                           Metri-                      Operations
                                    Services       Encoder        graphics      Corporate     Total
                                    -----------------------------------------------------------------------
September 30, 2002
Net sales                           $ 136,057     $  6,443        $  5,962      $       -     $    148,462
Operating income (loss)                 8,864       (1,343)          1,059              -            8,580
Identifiable assets at
September 30, 2002                     58,576        3,965           2,977         20,410           85,928

September 30, 2001
Net sales                           $ 132,631     $  8,459        $  8,378      $       -     $    149,468
Operating income (loss)                 7,242       (1,492)          2,976              -            8,726
Identifiable assets at
September 30, 2001                     52,953        5,292           3,568         16,327           78,140

Net sales and operating income (loss) are presented after the elimination of intersegment transactions, which are not material.

During the third quarter of 2002 and 2001, revenue from Department of Defense (the "DoD") customers represented approximately 77% and 73% of revenue, respectively, and approximately 76% and 72% of revenue for the first nine months of 2002 and 2001, respectively. Revenue earned from one significant DoD contract represented approximately 8% and 20% of revenue in the third quarter of 2002 and 2001, respectively, and approximately 11% and 20% of revenue in the first nine months of 2002 and 2001, respectively.

Note 8. Sale of Tactical Communications Group

On June 1, 2001, the company completed the sale of its Tactical Communications Group ("TCG") and the transfer of related employees and assets. TCG developed and sold communications software for defense applications. For the first six months of 2001, TCG recorded revenue of approximately $0.8 million and a loss of $0.5 million. The sale resulted in a net loss of $0.2 million, included in Other expense on the Consolidated Statements of Operations in the second quarter of 2001. Proceeds from the transaction were $0.1 million in cash.

Note 9. Stock Plans

On January 30, 2001, company's shareholders approved the adoption of the 2000 Employee Stock Purchase Plan (the "ESPP"). The ESPP is designed to give eligible employees an opportunity to purchase common stock of the company through accumulated payroll deductions. The purchase price of the stock is equal to 85% of the fair market value of a share of common stock on the first day or last day of each three-month offering period, whichever is lower. All employees of the company or designated subsidiaries who customarily work at least 20 hours per week and do not own five percent or more of the company's common stock are eligible to participate in the purchase plan. A total of 800,000 shares have been reserved for issuance under the ESPP of which 661,759 shares remain unissued at September 30, 2002. The program commenced in May 2001. In the third quarter and first nine months of 2002, 28,450 and 79,854 shares, respectively, were issued through the plan. For the first nine months of 2001, 30,282 shares were issued under the plan.

During the second quarter of 2001, the Board of Directors approved the Executive Long Term Incentive Program (the "ELTIP"), implemented under the provisions of the shareholder approved 2000 Incentive Plan. The ELTIP provides incentives to program participants through a combination of stock options and restricted stock grants which vest fully in seven years. The ELTIP allows for accelerated vesting based on the company's achievement of specified financial performance goals. During the second quarter of 2001, the company granted under this plan stock options totaling 750,000 shares of common stock at fair market value and granted 121,000 shares of restricted common stock with approximately $1.1 million of compensatory value which is being amortized over the vesting period of the grant. In the third quarter and first nine months of 2002, the company recognized approximately $39,000 and $117,000, respectively, of compensation expense under this plan. In the third quarter of 2002, the company recognized a forfeiture of $26,000 under the plan, which is recorded as a reduction to unearned compensation.

Note 10. Acquisition and Goodwill

On May 31, 2002, the company completed the acquisition of HJ Ford Associates, Inc. ("HJ Ford") for $10.1 million in net cash in exchange for all of the voting common stock. Pursuant to certain provisions of the purchase agreement, the price was adjusted downward in the third quarter of 2002 by $0.5 million. The purchase agreement also calls for the payment by the company to the sellers of an additional $1.0 million in 2005, subject to the occurrence of certain events related to contract renewals. Should these events occur, the additional payment would be recorded as additional purchase price. HJ Ford, headquartered in Washington, D.C., had approximately 150 employees in Washington, D.C., Dayton, Ohio, Mechanicsburg, PA and Patuxent River, MD at the time of acquisition. HJ Ford helps their clients manage operational processes and acquisition programs by drawing on their core competencies of systems and information engineering, acquisition logistics and logistics engineering, information technology, enterprise engineering, and acquisition program support.

The Consolidated Statements of Operations include the results of HJ Ford beginning May 31, 2002. The company obtained an independent appraisal of the fair value of assets acquired, and allocated $1.8 million of the purchase price to intangible assets with estimated useful lives of 2 to 4 years.

The preliminary purchase price of the HJ Ford acquisition at May 31, 2002 has been allocated as follows (in thousands of dollars):
-------------------------------------------------------------------------------
Working capital, net of cash acquired of $1,000                       $   2,470
Property and equipment                                                      209
Other noncurrent asset                                                      180
Long-term debt                                                             (700)
Intangible assets
  Customer contracts                                   $   1,400
  Employment/non-competition agreements                      400
   Total intangible assets                                                1,800

Goodwill                                                                  5,595
                                                                      ---------
Purchase price, net of cash acquired                                  $   9,554
                                                                      =========

The company paid the long-term debt of $0.7 million in the second quarter of 2002 and canceled the related loan agreement.

The following table represents the company's unaudited pro forma results of operations for the nine months ended September 30, 2002 and 2001, as if the HJ Ford acquisition had occurred on January 1, 2001. These pro forma results include adjustments for the amortization of other intangible assets with finite useful lives (see Note 1), the elimination of intercompany transactions and adjustments for income taxes. The table has been prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the period noted or of results that may occur in the future.

                                                          Nine months ended     Nine months ended
(in thousands of dollars, except per share data)         September 30, 2002    September 30, 2001
----------------------------------------------------------------------------    ------------------
Net revenue                                               $          160,961    $          172,627
Net income                                                             5,220                 4,812
Net income per share - basic                                             .66                   .63
Net income per share - diluted                                           .58                   .61

Effective January 1, 2002, the company adopted SFAS No. 142, which addresses financial accounting and reporting for acquired goodwill and other intangible assets (see Note 1). Goodwill is no longer amortized. Instead, the company will perform an annual test for impairment of goodwill.

The accumulated amortization expense for the acquired intangible assets was $203,000 at September 30, 2002.

The estimated amortization expense for the remainder of 2002 and for each of the four succeeding fiscal years is as follows (in thousands of dollars):

Remainder of 2002 ........   $ 136
2003 .....................     545
2004 .....................     428
2005 .....................     344
2006 .....................     144

Note 11. Subsequent Event

On October 18, 2002, the company announced that it is actively pursuing the divestiture of the Encoder Division. Effective in the fourth quarter of 2002, the company will report the Encoder Division as a discontinued operation.

The following table represents the company's unaudited pro forma results of operations for the three months and nine months ended September 30, 2002 and 2001, as if the Encoder Division divestiture had occurred on January 1, 2001. The table has been prepared for comparative purposes only and does not purport to be indicative of future results.


                                                         Three months ended              Nine months ended
(in thousands of dollars, except per share data)            September 30,                   September 30,
------------------------------------------------     -------------------------       ---------------------------
                                                         2002          2001             2002            2001
                                                     -----------    ----------       ----------     ------------
Revenue
Continuing Operations                                $    47,154    $   48,003       $  142,018     $    141,009
Discontinued Operations                                    2,026         2,242            6,444            8,459
                                                     -----------    ----------       ----------     ------------
Total Revenue                                        $    49,180    $   50,245       $  148,462     $    149,468

Operating Income (Loss)
Continuing Operations                                $     3,200    $    3,942       $    9,499     $      9,551
Discontinued Operations                                     (247)         (446)            (919)            (825)
                                                     -----------    ----------       ----------     ------------
Total Operating Income                               $     2,953    $    3,496       $    8,580     $      8,726

Net Income (Loss)
Continuing Operations                                $     1,939    $    2,241       $    5,628     $      5,146
Discontinued Operations (1)                                 (146)         (263)            (545)            (425)
                                                     -----------    ----------       ----------     ------------
Total Net Income                                     $     1,793    $    1,978       $    5,083     $      4,721
                                                     ===========    ==========       ==========     ============

Earnings (Loss) per Share - Basic
Continuing Operations                                $      0.24    $     0.29       $     0.71     $       0.67
Discontinued Operations (1)                                (0.02)        (0.03)           (0.07)           (0.05)
                                                     -----------    ----------       ----------     ------------
Net Income per Share - Basic                         $      0.22    $     0.26       $     0.64     $       0.62
                                                     ===========    ==========       ==========     ============

Earnings (Loss) per Share - Diluted
Continuing Operations                                $      0.22    $     0.27       $     0.63     $       0.65
Discontinued Operations (1)                                (0.02)        (0.03)           (0.06)           (0.05)
                                                     -----------    ----------       ----------     ------------
Net Income per Share - Diluted                       $      0.20    $     0.24       $     0.57     $       0.60
                                                     ===========    ==========       ==========     ============

(1) Includes income from discontinued operations from a prior disposition of $62,000 in the second quarter of 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Total revenue decreased 2.1% to $49.2 million in the third quarter of 2002 compared with $50.2 million in the third quarter of 2001. For the first nine months of 2002, total revenue decreased slightly to $148.5 million compared with $149.5 million in the first nine months of 2001.

Contract revenue increased slightly to $45.6 million in the third quarter of 2002 compared with $45.1 million in the same period last year. For the first nine months of 2002 and 2001, contract revenue was $136.1 million and $132.6 million, respectively.

Defense revenue for the third quarter of 2002 and 2001 was $37.9 million and $36.9 million, respectively. Results for the third quarter of 2002 reflect four events. First, the third quarter of 2002 included $7.3 million in revenue derived from HJ Ford. Second, subcontract revenue derived from the Electronic Systems Center Combat Air Force program was down nearly $4 million in the third quarter of 2002 compared with the same quarter last year due to a change from a prime to subcontract position on this program. Third, revenue from the test equipment portion of the company's Trident program work was down $1.9 million in the third quarter of 2002 compared with the third quarter of 2001. There have been significant changes in the Trident program direction, which have impacted the company's level of effort in the third quarter of 2002. Fourth, delays in various contract starts, which were expected to begin during the quarter, negatively affected results by about $1.6 million. For the first nine months of 2002 and 2001, defense revenue was $112.9 million and $109.7 million, respectively.

After nine months of competitions at the Air Force Electronic Systems Center for Information Technology Services Program tasking, known as the ITSP, the competitions are essentially concluded for the company. While there potentially will be one more bidding opportunity in the fourth quarter of 2002 on which the company currently has a small subcontract position, all significant re-compete and new business opportunity decisions affecting the company have been made. The company was selected as the lead integrator for two large programs on which the company previously held subcontract positions. Also, the company moved from a prime contract position to a subcontract position for two programs on which the company had previously been the lead integrator. The company estimates the annualized change in its revenues resulting from ITSP competition awards made to date, when comparing the company's position immediately preceding the competitions with the company's current position, to be a reduction in subcontract pass-through revenue of $14 million and an increase in revenue derived from company employees of $1 million, for an estimated net reduction in revenue of $13 million.

Revenue from federal civilian agencies, primarily related to additional work with the Internal Revenue Service and new work with the Department of Transportation, increased 42.2% to $4.5 million for the quarter ended September 30, 2002, compared with the same quarter a year ago. For the first nine months of 2002 and 2001, federal civilian agencies revenue was $12.8 million and $8.1 million, respectively.

State and local government revenue was $3.2 million and $4.9 million for the third quarter of 2002 and 2001, respectively, and $10.4 million and $14.8 million for the first nine months of 2002 and 2001, respectively. The decrease resulted primarily from the expected transition of work in Colorado, as discussed below, and a curtailment of work for the State of Ohio. While there is the potential for project delays and cutbacks in other states due to state budget deficits, the State of Ohio is presently the company's only account that has taken such steps.

Product sales for the Precision Manufacturing Group, which is comprised of the Metrigraphics and Encoder reportable segments, decreased 31.2% to $3.5 million in the third quarter of 2002 compared with $5.2 million in the same period of 2001. For the first nine months of 2002 and 2001, product revenue was $12.4 million and $16.8 million, respectively. Metrigraphics Division sales decreased 47.7% to $1.5 million in the third quarter of 2002 compared with $2.9 million in the third quarter of 2001, and 28.8% to $6.0 million in the first nine months of 2002 compared with $8.4 million in the first nine months of 2001. The decrease was due to delayed orders from a major medical products customer who, the company believes, was working down inventories, and due to lower sales of inkjet printer cartridge nozzle plates. Encoder Division sales decreased to $2.0 million in the third quarter of 2002 from $2.2 million for the same period in 2001. For the first nine months of 2002 and 2001, Encoder Division revenue was $6.4 million and $8.5 million, respectively. These decreases are reflective of the current state of the capital equipment manufacturing market. Effective in the fourth quarter of 2002, the company will report the Encoder Division as a discontinued operation (see Note 11).

Total gross margin was $7.5 million and $7.7 million in the third quarter of 2002 and 2001, respectively, representing 15.3% of total revenue in both the third quarter of 2002 and 2001. For the first nine months of 2002, total gross margin was $22.0 million, or 14.8% of total revenue, compared with $21.4 million, or 14.3% of total revenue for the first nine months of 2001.

Gross margin on contract revenue was $7.2 million and $6.4 million for the third quarter of 2002 and 2001, respectively, representing 15.7% and 14.3% of contract revenue in the third quarter of 2002 and 2001, respectively. For the first nine months of 2002, contract revenue gross margin was $20.1 million, or 14.7% of total contract revenue, compared with $17.3 million, or 13.0% of contract revenue for the first nine months of 2001. A favorable shift in the mix of prime and subcontract work and improved pricing were the principal factors contributing to the margin improvement. The improvement in gross margin on contract revenue was somewhat dampened by increasing medical costs. For the first nine months of 2002, cost of contract revenue included $0.5 million of involuntary severance costs described below. Also during the second quarter of 2002, events related to a specific loss reserve resulted in a $0.3 million reduction in the reserve, which was credited to the cost of contract revenue.

In 1997, the company entered into a fixed-price software development contract with the Colorado Department of Human Services. During the period of performance, this contract incurred cost overruns, and management anticipated additional overruns that were provided for in the company's results of operations. Implementation of the final phase of this project was commenced in the first quarter of 2002 and was completed on April 12, 2002. With the exception of remediation requirements, which could arise during the system warranty period due to expire in the second quarter of 2003, the contract will be completed with the expiration of the maintenance period in the fourth quarter of 2002. The company believes that it has reasonably estimated and provided for all remaining costs to complete the Colorado contract at September 30, 2002.

In the third quarter of 2002 and 2001, gross margin on product sales was $0.3 million and $1.2 million, respectively, representing 9.7% and 24.2% of product sales for the third quarter of 2002 and 2001, respectively. Gross margin on product sales was $1.9 million and $4.1 million for the first nine months of 2002 and 2001, respectively, representing 15.4% and 24.5% of product sales for the first nine months of 2002 and 2001, respectively. The decline in gross margin on product sales resulted from lower sales.

Operating expenses increased slightly to $4.4 million in the third quarter of 2002 compared with $4.2 million for the same period in 2001, reflecting an increase in sales and marketing activities. Amortization expense of $0.1 million for the third quarter of 2002 reflects three months of amortization of intangible assets associated with the HJ Ford acquisition (see Note 10). For the first nine months of 2002 and 2001, operating expenses were $13.2 million and $12.7 million, respectively. Operating expenses for the first nine months of 2002 includes $0.1 million of employee severance costs recorded in the second quarter of 2002 and further described below. Amortization expense of $0.2 million for the first nine months of 2002 reflects four months of amortization of intangible assets associated with the HJ Ford acquisition (see Note 10) and is based on the final appraisal of the intangible assets.

Total operating income was $3.0 million, or 6.0% of revenue, and $3.5 million, or 7.0% of revenue, for the third quarter of 2002 and 2001, respectively. For the first nine months of 2002 and 2001, total operating income was $8.6 million and $8.7 million, respectively. Operating income was 5.8% of revenue for both the first nine months of 2002 and 2001.

Operating income for the Systems and Services Segment increased to $3.3 million, or 7.2% of contract revenue for the third quarter of 2002, compared with $3.0 million, or 6.7% of contract revenue for the third quarter of 2001. For the first nine months of 2002, operating income for the Systems and Services Segment increased to $8.9 million, or 6.5% of contract revenue, compared with $7.2 million, or 5.5% of contract revenue for the same period last year.

Operating loss for the Precision Manufacturing Group was $0.3 million, or (9.8)% of product revenue, for the third quarter of 2002, compared with operating income of $0.5 million, or 8.9% of product revenue for the same period last year. For the first nine months of 2002, operating loss for the Precision Manufacturing Group was $0.3 million, or (2.3)% of product revenue, compared with operating income of $1.5 million, or 8.8% of product revenue for the first nine months of 2001.

On June 1, 2001, the company completed the sale of its Tactical Communications Group ("TCG") and the transfer of related employees and assets. TCG developed and sold communications software for defense applications. For the first six months of 2001, TCG recorded revenue of approximately $0.8 million and a loss of $0.5 million. The sale resulted in a net loss of $0.2 million, included in Other expense on the Consolidated Statements of Operations in the second quarter of 2001. Proceeds from the transaction were $0.1 million in cash.

In June 1999, the company completed the sale of its previously discontinued Telecommunications Fraud Control business for $1.7 million plus royalties for a period ending in the third quarter of 2002. No royalty income was realized in the first nine months of 2002. Royalty income of $62,000 was recognized in the second quarter of 2001.

Net interest expense was $0.1 million for both the third quarter of 2002 and 2001. For the first nine months of 2002 and 2001, net interest expense was $0.2 million and $0.6 million, respectively. The decrease in interest expense reflects lower average interest rates and debt levels, and the net benefit of investment income on cash and cash equivalents.

Income tax expense for the third quarter of 2002 and 2001 was $1.1 million and $1.4 million, respectively, representing 38.3% and 41.0% of pre-tax income in 2002 and 2001, respectively. For the first nine months of 2002 and 2001, income tax was $3.4 million, or 39.9% of pre-tax income and $3.2 million, or 41.0% of pre-tax income, respectively. The company provides for income taxes on a year-to-date basis at an effective rate based upon its estimate of full year earnings. Accordingly, the company has reduced its estimated income tax rate for 2002 from 40.7% to 40.0%.

In response to lower than expected demand in certain sectors of the company's business, as well as the need to maintain a competitive cost structure, during the second and third quarters of 2002, the company incurred involuntary separation costs for 93 employees, 60 in the second quarter of 2002 and 33 in the third quarter of 2002. All operating groups and functions of the company were affected. Costs associated with these terminations totaled $0.4 million for the second quarter of 2002 and $0.2 million for the third quarter of 2002 and are included in operating results. Of the second quarter of 2002 total, $0.3 million was charged to cost of contract revenue and $0.1 million was charged to selling, engineering and administrative expenses. Most of the $0.2 million third quarter of 2002 amount was charged to cost of contract revenue. At September 30, 2002, $0.3 million of the expense was accrued and the majority is expected to be paid in the fourth quarter of 2002.

During the second and third quarters of 2001, the company provided $0.3 million for involuntary severance costs for 45 employees in the Encoder Division. These costs were paid in the second half of 2001.

On a diluted per share basis, earnings of $0.20 for the third quarter of 2002 were down from $0.24 for the same period a year ago. Presented below is an assessment of the change in consolidated earnings per share, on a pro forma basis, after giving effect to the impact of income taxes. Comparing segments on a year over year basis, earnings from the Metrigraphics Division were lower for the third quarter of 2002 by $0.07 on a per share basis, while earnings from the Systems and Services Segment were up by $0.02 and the loss from the Encoder Division was $0.02 less in the third quarter of this year compared with the third quarter of 2001. Other income and lower interest expense improved diluted earnings per share by $0.01 for the third quarter of 2002 compared with the same quarter last year. An increase in common and common equivalent shares outstanding also accounted for $0.02 of lower per share earnings in the third quarter of 2002 when compared with the third quarter of 2001. Outstanding common and common equivalent shares increased from 8.2 million for the quarter ended September 30, 2001 to 8.9 million for the quarter ended September 30, 2002. Changes in the company's stock price and an increased level of options granted have resulted in a greater number of employee stock options counted as outstanding common equivalent shares and included in the dilutive effect of options for the purpose of computing diluted earnings per share.

On a diluted per share basis, earnings of $0.57 for the first nine months of 2002 were down from $0.60 for the same period a year ago. Presented below is an assessment of the change in consolidated earnings per share, on a pro forma basis, after giving effect to the impact of income taxes. For the nine months ended September 30, 2002 and 2001 earnings per diluted share derived from the Systems and Services Segment increased $0.12, earnings per diluted share derived from the Metrigraphics Division decreased $0.14 and earnings per diluted share derived from the Encoder Division improved by $0.01. Also, for the nine months ended September 30, 2002 and 2001 outstanding common and common equivalent shares increased to 8.9 million from 7.9 million, decreasing diluted earnings per share by $0.07 on a nine month comparative basis. In addition, 173,000 shares were issued through the company's employee stock purchase plan and option exercises during the first nine months of 2002. Lower interest and other expense improved earnings per diluted share by $0.05 for the nine months ended September 30, 2002 compared with the same period in 2001.

The company's total employment at September 30, 2002 was 1,548, up from 1,517 at December 31, 2001. The company increased its employee count by approximately 150 with the purchase of HJ Ford in the second quarter of 2002 (see Note 10).

The company's funded backlog was $91.6 million at September 30, 2002, up from $91.4 million at December 31, 2001. The addition of HJ Ford fully accounts for the increase in backlog. A portion of the company's backlog is based on annual purchase contracts. The amount of backlog as of any date can be affected by the timing of order receipts and associated deliveries. Backlog does not necessarily equate to future revenue.

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

Liquidity and Capital Resources

Cash provided by continuing operations in the first nine months of 2002 was $9.3 million primarily due to a decrease in unbilled expenditures and fees on contracts in process and accounts receivable, and positive cash earnings, partially offset by a decrease in accounts payable, accrued payroll and employee benefits, and an increase in prepaid expenses and other current assets. Cash provided by continuing operations in the first nine months of 2001 was $16.8 million primarily resulting from decreased accounts receivable, positive cash earnings, an income tax refund of $2.2 million and increased deferred income taxes, partially offset by decreased accounts payable and other accrued expenses, and increased unbilled expenditures and fees on contracts in process.

Cash used for investing activities was $12.0 million and $2.6 million in the first nine months of 2002 and 2001, respectively. In 2002, cash used for investing activities was principally for the purchase of HJ Ford (see Note 10). The company intends to acquire, from time to time, firms that are aligned with the company's core capabilities and which complement the company's customer base.

Effective June 30, 2002, the company obtained a $50 million revolving credit agreement (the "Revolver"), replacing the previous revolver. The Revolver has a three-year term and is available to the company for general corporate purposes, including strategic acquisitions. The fee on the unused portion of the Revolver is 0.25% payable quarterly in arrears. The company has the option to elect on a fixed 30, 60 or 90-day term, an interest rate of LIBOR plus 2.0% or the prime rate on any outstanding balance. Interest on the outstanding balance of the Revolver is payable monthly under the prime rate option or at the end of the elected term for the LIBOR rate option. At September 30, 2002, there was no outstanding balance under the Revolver. If there had been an outstanding balance under the Revolver, the interest rate would have been 3.8% based on the 90-day LIBOR rate at September 30, 2002. At December 31, 2001, there was no outstanding balance under the previous revolver.

The company has a 10-year mortgage loan (the "Mortgage"), dated June 12, 2000, on the company's real estate. The outstanding balance of the Mortgage was $8.9 million and $9.3 million at September 30, 2002 and December 31, 2001, respectively. The agreement requires quarterly principal payments of $125,000 that began on August 1, 2000, with a final payment of $5 million in June 2010. Interest on the Mortgage accrued at the rate of LIBOR plus 2.5% at June 30, 2001. Effective November 6, 2001, the interest rate on the Mortgage was reduced to LIBOR plus 2.0%. The interest rate on the Mortgage under the 90-day LIBOR option elected at July 15, 2002, was 4.0% on September 30, 2002. The Mortgage is secured by the corporate office facility in Andover, Massachusetts.

The Revolver and Mortgage require the company to meet certain financial covenants including maintaining a minimum tangible net worth, cash flow and debt coverage ratios, as well as limit the company's ability to incur additional debt, to pay dividends, to purchase capital assets, to sell or dispose of assets, to make additional acquisitions or investments, or to enter into new leases, among other restrictions. The company was in compliance with all covenants on September 30, 2002.

For the first nine months of 2002, the company realized $1.4 million in proceeds from the exercise of stock options and $0.5 million in proceeds from the issuance of shares under the employee stock purchase plan. In the first nine months of 2001, $0.5 million was realized from the exercise of stock options and $0.2 million in proceeds from the issuance of shares under the employee stock purchase plan.

As a defense contractor, the company is subject to many levels of audit and review from various government agencies, including the Defense Contract Audit Agency, the Inspector General, the Defense Criminal Investigative Service, the General Accounting Office, the Department of Justice and Congressional Committees. Both related to and unrelated to its defense industry involvement, the company is, from time to time, involved in audits, lawsuits, claims, administrative proceedings and investigations. The company accrues for liabilities associated with these activities when it becomes probable that future expenditures will be made and such expenditures can be reasonably estimated.

As previously disclosed, on October 26, 2000, two former company employees were indicted for conspiracy to defraud the United States Air Force and pled guilty. The United States Attorney's office continues to consider the possibility of civil liability on the part of the company arising from the former employees' conspiracy. The company does not have a sufficient basis to determine whether this matter will have a material adverse effect on the company's financial position or results of operations.

On September 5, 2002, Genesis Tactical Group LLC ("Genesis") asserted a cross-claim against Lockheed Martin Corporation ("Lockheed") seeking $50 million in damages and against the company seeking $35 million in damages. These cross-claims arise out of a suit filed on July 30, 2002 by Lockheed against Tactical Communications Group LLC, Genesis and the company in the State of New York Supreme Court, County of Onondaga. The Lockheed suit relates to a contract for services which was sold to Genesis by the company pursuant to an asset purchase agreement in 2001. By the terms of the asset purchase agreement the company's liability is limited to $300,000, other than for intentional misrepresentation, willful breach and fraud. Lockheed has asserted breach of contract and is seeking damages from and performance of the contract by Genesis and unspecified compensatory damages from the company. Genesis' cross-claims relate to alleged breaches of the contract by Lockheed and for alleged breaches of the asset purchase agreement by the company. The company has asserted claims against Lockheed and Genesis and believes that the Lockheed and Genesis claims against the company are without merit. While the company believes that the possibility of a material adverse effect on the company's financial position or results of operations is remote, there can be no assurance as to the outcome.

The company is preparing a response to a grand jury subpoena issued on October 15, 2002 by the United States District Court for the District of Massachusetts directing the company to produce specified documents dating back to 1996. The subpoena relates to an investigation, currently focused on the period 1996-1999, by the Antitrust Division of the Department of Justice into bidding and procurement activities involving the company and several other defense contractors who have received similar subpoenas and may also be subjects of the investigation. Although the company is cooperating in the investigation, it does not have a sufficient basis to predict the outcome of the investigation. Should the company be found to have violated the antitrust laws, the matter could have a material adverse effect on the company's financial position and results of operations.

The company's prospective cash flows are subject to certain trends, events and uncertainties, including demands for capital to support growth, acquisitions, economic conditions, government payment practices and contractual matters. The company's capital expenditures are expected to be in the range of $3 million to $4 million in 2002, primarily for technology advancements, facilities and infrastructure improvements and capacity expansion in support of growth and operational performance enhancement. The company's need for, cost of, and access to funds are dependent on future operating results, as well as conditions external to the company. The company believes that its current assets, cash flows from operations and available lines of credit are sufficient to support its normal operations, capital requirements, and its acquisition program for the near term.

Forward-Looking Information

Safe harbor statements under the Private Securities Litigation Reform Act of 1995: Some statements contained or implied in this quarterly report that are not historical fact such as financial forecasts, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by forward-looking words such as "expect," "look," "believe," "anticipate," "may," "will" and other forward-looking terminology. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected, including uncertainties regarding contractual requirements, actions by customers and actual costs to complete contractual obligations; federal budget matters; government contracting risks, competitive market conditions; customer requirements, schedules and related funding; technological change; uncertainty of future financing; overall economic factors; ability to successfully complete and integrate acquisitions and other matters. These factors are discussed in more detail in the company's Annual Report on Form 10-K for the year ended December 31, 2001. The company assumes no obligation to update any forward-looking information.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The company is subject to interest rate risk associated with our Mortgage and Revolver where interest payments are tied to either the LIBOR or prime rate. At any time a sharp rise in interest rates could have an adverse effect on net interest expense as reported in the Consolidated Statements of Operations. The company does not currently hedge these interest rate exposures.

Item 4. Controls and Procedures

Based on their evaluation as of a date within 90 days of the filing of this Form 10-Q, the company's Chief Executive Officer and Chief Financial Officer have concluded that the company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in the company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

As a defense contractor, the company is subject to many levels of audit and review from various government agencies, including the Defense Contract Audit Agency, the Inspector General, the Defense Criminal Investigative Service, the General Accounting Office, the Department of Justice and Congressional Committees. Both related to and unrelated to its defense industry involvement, the company is, from time to time, involved in audits, lawsuits, claims, administrative proceedings and investigations. The company accrues for liabilities associated with these activities when it becomes probable that future expenditures will be made and such expenditures can be reasonably estimated.

As previously disclosed, on October 26, 2000, two former company employees were indicted for conspiracy to defraud the United States Air Force and pled guilty. The United States Attorney's office continues to consider the possibility of civil liability on the part of the company arising from the former employees' conspiracy. The company does not have a sufficient basis to determine whether this matter will have a material adverse effect on the company's financial position or results of operations.

On September 5, 2002, Genesis Tactical Group LLC ("Genesis") asserted a cross-claim against Lockheed Martin Corporation ("Lockheed") seeking $50 million in damages and against the company seeking $35 million in damages. These cross-claims arise out of a suit filed on July 30, 2002 by Lockheed against Tactical Communications Group LLC, Genesis and the company in the State of New York Supreme Court, County of Onondaga. The Lockheed suit relates to a contract for services which was sold to Genesis by the company pursuant to an asset purchase agreement in 2001. By the terms of the asset purchase agreement the company's liability is limited to $300,000, other than for intentional misrepresentation, willful breach and fraud. Lockheed has asserted breach of contract and is seeking damages from and performance of the contract by Genesis and unspecified compensatory damages from the company. Genesis' cross-claims relate to alleged breaches of the contract by Lockheed and for alleged breaches of the asset purchase agreement by the company. The company has asserted claims against Lockheed and Genesis and believes that the Lockheed and Genesis claims against the company are without merit. While the company believes that the possibility of a material adverse effect on the company's financial position or results of operations is remote, there can be no assurance as to the outcome.

The company is preparing a response to a grand jury subpoena issued on October 15, 2002 by the United States District Court for the District of Massachusetts directing the company to produce specified documents dating back to 1996. The subpoena relates to an investigation, currently focused on the period 1996-1999, by the Antitrust Division of the Department of Justice into bidding and procurement activities involving the company and several other defense contractors who have received similar subpoenas and may also be subjects of the investigation. Although the company is cooperating in the investigation, it does not have a sufficient basis to predict the outcome of the investigation. Should the company be found to have violated the antitrust laws, the matter could have a material adverse effect on the company's financial position and results of operations.

Item 6.  Exhibits and Reports on Form 8-K


     (a) The following Exhibits are filed herewith:

     Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



     (b) The following reports were filed on Form 8-K:


         (1) On July 3, 2002, the company filed a Form 8-K under Item 4, Changes in Registrant's Certifying Accountant, reporting a change in the company's certifying accountants.

         (2) On July 12, 2002, the company filed an amendment on Form 8-K/A to the June 28, 2002 Form 8-K to include an exhibit under Item 7, Financial Statement, Pro Forma Financial Information and Exhibits, a letter from the company's former accountants stating its agreement with the company's statement in the June 28, 2002 Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      DYNAMICS RESEARCH CORPORATION
                                              (Registrant)



Date: November 12, 2002               By:  /s/ David Keleher
                                      -------------------------
                                      David Keleher
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)

                                      By: /s/ Donald B. Levis
                                      -------------------------
                                      Donald B. Levis
                                      Corporate Controller and Chief Accounting
                                      Officer
                                      (Principal Accounting Officer)

                                 Certifications

I, James P. Regan, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Dynamics Research Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002
                                               By:  /s/ James P. Regan
                                               -----------------------
                                               James P. Regan
                                               Chairman, President and
                                               Chief Executive Officer

I, David Keleher, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Dynamics Research Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002
                                            By:  /s/ David Keleher
                                            ----------------------
                                            David Keleher
                                            Vice President and
                                            Chief Financial Officer