Form 10-K
period 2002-12-31
DYNAMICS RESEARCH CORP
filed 2003-03-31
CIK 30822

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 1-7348

DYNAMICS RESEARCH CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

MASSACHUSETTS	04-2211809
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

60 FRONTAGE ROAD ANDOVER, MASSACHUSETTS	01810-5498
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (978) 475-9090

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
NONE	NOT APPLICABLE

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $.10 Par Value

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer as defined in the Exchange Act Rule

2b-2.  Yes  ☒  No  ☐

As of June 30, 2002, the aggregate market value of Common Stock held by nonaffiliates of the Registrant was $195,491,657 and the number of shares of Common Stock, $.10 par value, of the Registrant outstanding was 8,084,808.

Documents Incorporated By Reference

Portions of the Registrant’s Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated by reference in Part III.

This page was intentionally left blank.

Dynamics Research Corporation

DYNAMICS RESEARCH CORPORATION

FORM 10-K         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

PART I

ITEM 1. BUSINESS

OVERVIEW

Dynamics Research Corporation (“DRC” or the “company”) provides information technology, engineering, logistics and other consulting services to federal defense, civil and state agency customers. Founded in 1955 and headquartered in Andover, Massachusetts, DRC has 1,858 employees, including 93 employees associated with discontinued operations, in 45 offices in 20 states in the United States. The company operates through its parent corporation and its wholly owned subsidiaries, HJ Ford Associates, Inc. (“HJ Ford”) and Andrulis Corporation (“ANDRULIS”).

DRC’s core capabilities are focused on information technology, engineering and technical subject matter expertise, which pertain to the knowledge domains relevant to the company’s core customers. More specifically, these capabilities include design, development, operation and maintenance of information technology systems, engineering services, complex logistics planning systems and services, defense program administrative support services, simulation, modeling, training systems and services, and custom built electronic test equipment and services.

DRC applies these proven processes and technologies to enhance the performance and cost effectiveness of a variety of mission-critical customer systems. DRC believes that one of its competitive advantages is its ability to provide subject matter experts who work closely with specialists in disciplines such as logistics, engineering, information technology, modeling, simulation and training systems to develop innovative solutions to customer challenges.

DRC has a balanced organic and acquisition growth strategy. The company’s strategy is to supplement organic growth through the acquisition of firms with similar capabilities. Consistent with this strategy, the company acquired two companies in 2002, HJ Ford and ANDRULIS.

On October 18, 2002, DRC announced that it was actively pursuing the divestiture of its Encoder Division. Effective in the fourth quarter of 2002, the company began reporting the Encoder Division, which manufactures optical encoders that convert analog motion and position information into digital signals, as a discontinued operation on a restated basis. The company’s remaining precision manufacturing business, the Metrigraphics Division, develops and produces components for original equipment manufacturers in the computer peripheral device, medical electronics, telecommunications and other industries. Manufacturing core capabilities are focused on the custom design and manufacture of miniature electronic parts that meet ultra-high precision requirements through the use of electroforming, thin film deposition and photolithography technologies. Financial data and other information about the company’s operating segments can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 7, and in Note 12, Business Segments of the company’s financial statements, Part II, Item 8.

DRC maintains an Internet website at http://www.drc.com. The company’s Annual Report on Form 10-K, its quarterly reports on Form 10-Q and its current reports on Form 8-K and all amendments to these reports are available free of charge through the company’s website by clicking on the “Investor Relations” page and selecting “SEC Filings”. These filings are also accessible on the Securities and Exchange Commission’s website at  http://www.sec.gov. The company does not intend that the information contained on the company’s website be deemed a part of this report or to be deemed filed with the Securities and Exchange Commission.

MARKETS

DRC’s systems and services business, which accounted for 96% of revenue in 2002, is focused on providing technical and information technology services to government customers. The government market is composed of three sectors; defense, federal civilian agencies, and state and local governments.

Dynamics Research Corporation

According to the Office of Management and Budget, federal spending on technical services and information technology is projected to be $54 billion for the fiscal year ended September 30, 2003. In addition, a 9% increase has been proposed in the President’s budget submission to Congress for fiscal year 2004.

Several factors are driving growth in the defense sector of this market. First, increased spending on the war on terrorism, sustaining military readiness, homeland security and efforts to transform the United States military forces will focus on technology-based solutions. Second, there is an increased reliance on contractors to supply mission critical services due to government workforce ceilings.

Factors driving growth in the federal civilian agency sector include homeland security needs, an on-going need for systems modernization, and as in the defense sector, government workforce ceilings. Proposed information technology spending for the recently created Department of Homeland Defense is approximately $4 billion for the government’s fiscal 2004. These factors have and are expected to continue to cause federal civilian agencies to turn to contractors on an increasing basis to fill their needs for information technology services.

In the state and local government sector, state and local jurisdictions are expected to spend $40 billion on information technology products and services in 2003 and $42 billion in 2004. DRC has considerable experience in providing information technology expertise in the health and human services areas. Factors driving growth in this sector are infrastructure modernization and expansion, the migration of information and training to the Web, and cost-sharing incentives to facilitate data exchange with federal agencies. They have large and burdensome caseloads. These agencies must maintain extensive records, report program data, eliminate errors, and work towards a more responsive management. Yet the information systems of many such agencies are antiquated and have limited data interfacing and reporting capabilities. The need to address severe budget deficits is expected to continue in the states during 2003, forcing spending cuts and reassessment of technology priorities, which could have an adverse impact on the company’s business.

DRC’s Precision Manufacturing business represented 4% of total company revenue in 2002, not including the Encoder Division, which is reported as a discontinued operation. The Precision Manufacturing business serves the commercial original equipment manufacturers (“OEM”) market. This market, which continued to decline in 2002, includes manufacturers of computer peripheral devices, telecommunications and medical technology equipment. The Precision Manufacturing business sells exclusively to commercial customers.

MAJOR CUSTOMERS

The company’s 2002 revenue, broken down by market sector, was derived 80% from the defense sector, 9% from federal civilian agencies, 7% from state and local governments, and 4% from commercial OEMs. Federal civilian agency revenue, which grew by more than 50% in 2002 from 2001, was the fastest growing sector for DRC in 2002.

Defense Sector

United States Air Force customers constituted the largest component of DRC’s defense revenue in 2002, representing 49% of total revenue, while Navy revenue represented 20%, Army revenue represented 7% and other agencies represented 4%. Key capabilities that DRC offers defense customers include program management services; modeling and simulation; training products and systems; and software development and maintenance. In addition, DRC’s test equipment business develops, maintains and validates hardware and software for complex weapons systems and operates a supercomputing facility for semiconductor modeling for defense applications. Descriptions of the work DRC performs for the company’s major customers in this sector follow.

Air Force Electronic Systems Center

The mission of the Electronic Systems Center (“ESC”), headquartered at Hanscom Air Force Base, Bedford, Massachusetts, is to serve as the Center of Excellence for command and control and information systems to support the Air Force warfighter in war and peace. ESC provides full spectrum architectures, weapon systems management and technical cognizance throughout the life cycle of communications, intelligence, surveillance, reconnaissance, and information systems.

DRC evaluates system requirements, provides software development and test services, integrates products into airborne and ground weapons systems, and provides management services supporting ESC systems program offices, including the Combat Air Forces Command and Control, Military Satellite Communications, Joint Surveillance Target Attack Radar, Global Command and Control, Airborne Warning and Control Systems, and Defense Information Infrastructure offices.

DRC is the prime support contractor to the Joint Surveillance Target Attack Radar System (“Joint STARS”) Program Office, which has played a key role in warfare and peacekeeping operations. The surveillance system is designed to detect, classify and track ground targets in all weather conditions on land or at sea within a 155-mile range. DRC supports Joint STARS providing advisory, engineering, logistics and program management services. Under this program, DRC will also support the Multi-Sensor Command and Control Aircraft System (“MC2A”), a next-generation airborne integrated ground surveillance system that is intended to eventually supercede Joint STARS.

Navy Trident Missile Program

For more than forty years, the company has provided services to the United States Navy’s Strategic Systems Program office. DRC builds specialized equipment that tests and validates the accuracy and operability of gyroscopes and other navigational equipment for Trident II submarines and missiles. DRC develops and maintains performance, reliability, and logistics databases for the inertial guidance instruments housed in missile guidance systems and submarine inertial guidance systems. The company also provides independent analysis and monitoring of submarine-based inertial guidance systems and electronic modules.

Air Force Depot Operations

DRC performs logistics analyses and operations for the United States Air Force’s three domestic Air Logistics Centers at Tinker, Warner Robins and Hill Air Force Bases. The company provides logistics support, information technology management and analysis, system engineering and technical services on programs such as the B-1B, the B-2, the B-52, the KC-135, and the E-3A aircraft repair, maintenance, and upgrade programs. DRC has installed, integrated and is providing operational support for a customized suite of commercial software products to improve productivity at the United States Air Force’s landing gear maintenance, repair and overhaul operations at Hill Air Force Base in Ogden, Utah. The company also provides support to Air Force reengineering and business process improvement initiatives at these Air Logistics Centers.

Aeronautical Systems Center, Air Force Materiel Command

The Aeronautical Systems Center, headquartered at Wright-Patterson Air Force Base in Dayton, Ohio, is responsible for research, development, test, evaluation and initial acquisition of aeronautical systems and related equipment for the Air Force. Its major active programs are the B-2 and B-1B bombers, C-17 airlifter, Unmanned Combat Air Vehicle and F/A-22 RAPTOR. There is also continuing work on the F-117A fighter, F-15 Eagle and F-16 Fighting Falcon. Through prime contracts held by the company’s HJ Ford subsidiary, DRC provides technical and subject matter expertise supporting a number of the offices responsible for these programs in carrying out their mission-essential tasks and objectives such as product support, information services, supply management, depot maintenance, science and technology, test and evaluation, information management, installations and support, and combat support.

In 2002, DRC was awarded prime contracts as the lead integrator providing F/A-22 and Unmanned Combat Air Vehicle Systems Program Offices acquisition logistics, systems engineering and other program management services. The F/A-22 RAPTOR, currently in low rate of initial production, is widely regarded as the most advanced fighter in the world. The Unmanned Combat Aerial Vehicle contract award will support on-going program management activities related to the migration of the previously unarmed Unmanned Aerial Vehicles to an expanded role as a weapons platform.

Army Aviation/Missile Command

DRC provides programmatic consulting, engineering and logistics management to the Army Materiel Command and Army program executive officers for acquisition of major weapon systems. DRC engineers analyze and review airframe, avionics, aeromechanics and propulsion issues for Army project managers, provide logistics and fielding

Dynamics Research Corporation

support, and prepare electronic technical manuals for rotary and fixed-wing aircraft systems. DRC supports other United States Army activities with acquisition logistics, systems engineering and other related program management services at the United States Army Aviation Center, Tank-automotive and Armaments Command and Communications-Electronics Command.

In 2001, DRC received a contract from the United States Army Aviation and Missile Command located at Redstone Arsenal in Huntsville, Alabama to provide helicopter vibration analysis. The Vibration Management Enhancement Program (“VMEP”) is designed to improve the operational effectiveness of the Army’s helicopters through use of advanced identification, monitoring, and analysis techniques to control adverse vibrations in dynamic components. In 2002, DRC received a $3.3 million extension to its initial contract for the VMEP initiative.

Army Research

In 2001, DRC received a five-year contract from the United States Army Medical Research Acquisition Activity to expand its MedTeams® program for improving teamwork and reducing medical error among emergency care hospital staff into other medical specialties. The contract provides for research to expand MedTeams into other specialties such as labor and delivery. It also includes provisions for establishing MedTeams Centers of Excellence and a cadre of trainers to deliver MedTeams training throughout the Defense Department.

Recognizing the need for better communication and teamwork among Army air crews, the United States Army Research Institute for the Behavioral and Social Sciences, the Army’s main research laboratory for personnel performance and training, turned to DRC behavioral scientists. Based on the success of a program originally created for the Army in 1993, DRC is developing a web-based, interactive training system that will be able to provide air crews anywhere in the world the knowledge and teamwork skills designed to result in improved mission effectiveness and lower accident rates.

Air Force Air Mobility Command

The Air Mobility Command, headquartered at Scott Air Force Base in Belleville, Illinois, has as its primary mission rapid, global mobility and sustainment for America’s armed forces. The command also plays an important role in providing humanitarian support in the United States and around the world. DRC provides technical and subject matter expertise in support of this mission, providing program planning, decision support, logistics analysis and financial analysis services.

Air National Guard

Through its work on the Guard Information Analysis Network (“GUARDIAN”), DRC is playing a key role in the transformation of the Air National Guard and its preparedness for homeland defense. Initially created by DRC as a Web-enabled database, GUARDIAN is intended to fulfill a critical need for real-time information on aircraft readiness and performance information. In late 2002, DRC’s work on GUARDIAN was extended with a $3.5 million contract award for the first year of a proposed six-year, $37 million effort to support Air National Guard offices in Virginia and Maryland. DRC is now working to expand GUARDIAN’s functionality so it can be used to determine and forecast manpower resources and munitions readiness. The system is also being converted so it is compatible with the Global Combat Support System (“GCSS”) architecture for eventual migration to the Air Force and other branches of the service.

Office of Naval Research

DRC provides engineering and information technology services to the Office of Naval Research’s Navy Manufacturing Technology Program, known as MANTECH. This is a new five-year contract with an approximate potential value of $25 million to continue supporting MANTECH, as well as a related program known as Lean Pathways and the Office of the Secretary of Defense’s own ManTech initiative. MANTECH’s mission is to drive down costs for Navy weapons systems through the development of and transition to advanced manufacturing technology. DRC provides support in the annual strategic planning process, as well as project tracking and benefits analysis. For Lean Pathways, DRC provides a transformation process to eliminate waste and drive enterprise-wide improvements at small- and medium-sized suppliers. It supports improved value chain performance and weapon systems affordability.

Missile Defense Agency

The Missile Defense Agency is chartered with developing the future space-based missile defense capabilities. DRC currently provides research on manufacturability and research services to this client, under multi-year contracts.

Air Force Materiel Support Group

The Weapon Systems Management Information System, a key decision-support tool for assessing the impacts of maintenance, parts and repair status on weapons systems availability, is the responsibility of the Materiel Support Group (“MSG”). DRC provides operations, maintenance and development support services to MSG for this system.

Naval Aviation Systems Command

In 2000, DRC was awarded a five-year subcontract to provide engineering and information services to the United States Naval Aviation Systems Command Logistics Competency (“NAVAIR”). DRC is a primary subcontractor to Lockheed Martin Systems Integration-Owego in assisting NAVAIR in the modernization of naval aviation logistics information management systems.

Modeling, Simulation and Decision Support Programs

DRC applies its capabilities in the area of modeling and simulation on many engagements, including projects for the United States Joint Forces Command, the Defense Modeling and Simulation Office, the Naval Aviation Warfare Center, and the Chief of Naval Education and Training.

The United States Joint Forces Command Joint Warfighting Center orchestrates military training exercises in various world theaters. These wargames entail major geographic and functional commands, and thousands of troops, as well as the supplies, vehicles and equipment to support them. Such exercises require top-level coordination to maximize effectiveness and avoid schedule and resource conflicts. DRC developed and is now enhancing the Joint Training Information Management System (“JTIMS”), a web-based application that lets authorized personnel collaboratively plan and execute wargames. The system is designed to enable combatant commands, joint organizations and defense agencies to align training with assigned missions, and helps ensure missions are consistent with organizational priorities.

Based on the work performed under the JTIMS program, in September 2002, DRC was awarded a $2 million contract with the United States Joint Forces Command to develop a software system for the worldwide coordinating and scheduling of deployable United States forces. Known as the Joint Event Scheduling System (“JESS”), the web-based program is intended to develop a worldwide collaborative system to provide visibility and coordination on United States military activities.

Also, DRC has developed an analytical tool for the Chief of Naval Education and Training to simulate the training pipeline and help the Navy predict demand for various training programs. The system has been designed to help the Navy ascertain the costs and risks of potential changes to training programs before they are made.

The United States Naval Aviation Warfare Center’s Training Systems Division develops instructional programs for Navy pilots and maintenance personnel. After identifying aviation readiness as an area of concern, the Navy established a program to improve aviator training. DRC has completed the first phase of this program, by analyzing course content and recommending which material is best taught in the classroom, through self-study programs, at simulators or in flight for an initial set of aircraft. The next phase of this program will involve extending the analysis to additional aircraft. DRC engineers and training specialists are also working under an aggressive schedule to deconstruct and categorize flight mission tasks. This information will be used to design flight simulators intended to provide relevant, cost-effective training and accurate performance measures.

Federal Civilian Agency Sector

The company believes that the United States Government federal civilian agencies present an important growth market for DRC. Growth in spending in this sector is being driven by the threat of domestic terrorism, as well as a high need for modernization. Civilian agencies must also prepare for potential changes in their workforces.

Dynamics Research Corporation

Approximately half of all federal employees engaged in program management are estimated to become eligible for retirement over the next four years. With its core capabilities in the design, development, acquisition, deployment and support of high technology systems, DRC believes it is well positioned to attract new customers in this sector. A description of DRC’s major customer engagements in this sector follows.

Internal Revenue Service

The Internal Revenue Service (“IRS”) is DRC’s largest customer in the federal civilian agency sector. DRC is a significant contractor to the IRS, having been awarded contracts to date with revenue which could potentially exceed $65 million over the expected contract period from 2000 to 2005. In July 2000, DRC signed a five-year contract with the IRS to provide technical and management services in four task areas: telecommunications, information services, organizational management and operational support. In 2001, DRC was the recipient of a five-year information system contract worth $20 million to $36 million to support the IRS’s Dallas-based Mid-America Development Center. Currently, DRC’s efforts focus on two major projects: the Compliance Research Information System (“CRIS”), a tool that helps IRS statisticians detect deviances that indicate potential tax fraud; and the Integrated Collection System (“ICS”), a tool for more timely, accurate and productive tax collection. DRC is helping convert CRIS to a Web-based platform, giving hundreds of IRS statisticians access to the latest version regardless of location or computer configuration. DRC is also assisting with data warehousing, data mining and expanding the system for more users. On the ICS project, DRC is helping the IRS migrate from a legacy system to a Windows NT environment, which will allow agents responsible for apprehending tax evaders to access ICS, Microsoft Office and e-mail from laptops while they are out in the field.

National Emergency Disaster Information Center

Working under the auspices of the National Guard, DRC is building a data repository of best practices in a logical decision tree structure that the first responder can call up on a hand-held device. This program is in response to the National Emergency Disaster Information Center, mandated by Congress in 2002, to provide emergency personnel, those who are often the first to respond to an accident or disaster, with an on-the-spot knowledge bank to help them follow best practices when making rapid life-or-death decisions in emergencies they may not have encountered before. This program is the first step in developing a system for assisting the National Guard in responding most effectively to national disasters, including those involving weapons of mass destruction. The concept includes an information center whose staff will also use the database and back the first responders by anticipating what’s needed next, such as alerting nearby hospitals or summoning firefighters from a neighboring county.

Bureau of Citizenship and Immigration Service

The Bureau of Citizenship and Immigration Service (“BCIS”) provides benefits processing and a wide range of other services to immigrants and applicants for naturalization. These services are provided at BCIS headquarters, district offices, sub-offices, satellite offices and 131 application service centers throughout the United States, and in Puerto Rico, the Virgin Islands and Guam.

Ensuring consistent and high quality processes and service is a primary concern. DRC assists the BCIS with the development and implementation of standard operating procedures for use at all of its facilities, and conducts quality assurance process reviews. DRC’s employees work in the field conducting quarterly or semi-annual reviews at BCIS offices to view processes, applicant files and other supporting documentation to verify that practices are consistent and compliant with agency policies and procedures.

United States Customs Service Air and Marine Interdiction Division

The United States Customs Service National Aviation Center in Oklahoma City, Oklahoma trains pilots and other flight personnel for aerial border surveillance. DRC has assisted agency flight experts to plan standardized training systems and develop courseware. Manuals and other paper curriculum materials were converted to a computer-based system and integrated into an overall instructional framework. DRC now creates electronic training materials for use in classrooms, on stand alone computers, over the agency’s local area network, and via a secure web site for distance learning.

State and Local Government Sector

DRC designs, develops, implements, maintains and supports software, networks and systems for state health and human services agencies and local users of these statewide systems. Demand for Information Technology (“IT”) services in this sector has been weak over the past year due to state budget deficits. As a result, during 2002, DRC’s revenue with the State of Ohio was reduced on an annualized basis by approximately $5 million from 2001 revenue of $7.4 million. The company remains profitable in this sector, and believes it is in a position to expand its presence in this market when conditions improve. A description of DRC’s major customer engagements in this sector follows.

Colorado Department of Human Services

Since 1997, DRC has worked with the State of Colorado to develop, deploy and maintain an integrated statewide system, known as Colorado Trails (“Trails”), that streamlines the workload for social workers, youth corrections officers and administrators. DRC has developed and maintains the software and has installed a network of 3,000 computers at 130 sites, providing users with new computers, networking equipment, e-mail and the Trails application. Trails includes tools for determining and managing such functions as client eligibility, court appearances, residential facilities, finance, automatic payment generation through the state’s financial processing system and administration. DRC also developed an award-winning online support tool with a computer-based training program for social workers that incorporates links to electronic policy and procedure manuals. To facilitate intra-agency coordination, Trails also interfaces with systems supporting criminal justice and childcare tracking functions. The network supported by DRC has been expanded to support the state’s benefits management system, which also is under the responsibility of the Department of Human Services.

State of Ohio, Department of Job and Family Services

Since 1997, DRC has provided information technology expertise and implementation to the State of Ohio’s Support Enhancement Tracking System and other programs. In February 2002, Ohio began curtailing existing IT maintenance contracts and making decisions to downsize or eliminate certain follow-on contracts expected later in the year. This cutback resulted in reductions in revenue in 2002 as the year progressed.

New Hampshire Department of Health and Human Services

DRC has developed and implemented the statewide child welfare information system. Currently, the company provides support, maintenance and enhancement services related to this system.

DRC’S CAPABILITIES

Systems and Services

The core capabilities of DRC’s systems and services business are focused on information technology, engineering and technical subject matter expertise, which pertain to the knowledge domains relevant to the company’s core customers. These include design, development, operation and maintenance of information technology systems, acquisition and program support, engineering services, complex logistics planning systems and services, defense program administrative support services, modeling, simulation, training systems and services and custom built electronic test equipment and services. More specific descriptions of these capabilities follow.

Defense Program Management Services

DRC’s Defense Program Management Services capabilities include technology, planning and acquisition, system engineering, logistics systems planning, decision support, financial and administrative services.

Engineering Services

DRC’s engineering services capabilities include engineering analysis applied to electronic, communication, aeronautical, naval and navigation systems; reverse engineering of electronic components; precision component design; maintenance and support of navigation and guidance systems; human factors integration; and business process reengineering.

Dynamics Research Corporation

Logistics

Logistics capabilities DRC offers include logistics analysis and support; supply chain analysis and management; development of decision support systems; and configuration of maintenance, repair and overhaul systems.

Information Technology

Information technology capabilities offered by DRC include systems integration, applications development, engineering of multi-level information system security, legacy system data migration, development of decision support systems, integration of commercial off-the-shelf software, network infrastructure design and maintenance, technical management services and consulting, and independent verification and validation services.

Modeling and Simulation

DRC’s modeling and simulation capabilities include simulation of discrete and ongoing events, simulation-based reengineering, logistics and supply chain modeling, object-oriented modeling techniques, and simulation support services.

Training Analysis and Delivery

DRC’s training analysis and delivery capabilities include training task analysis, development of computer-based training programs and training delivery systems, and electronic performance support systems.

Precision Manufacturing

The Metrigraphics Division’s expertise centers on photolithography, thin film deposition of metals and dielectrics, and electroforming. The company believes that Metrigraphics’ superior ability to design and manufacture components and maintain critical tolerances is an important driver for a wide range of high-technology applications. The company currently applies these technologies in four distinct applications: (1) inkjet printer cartridge nozzle plates and hard drive test devices; (2) medical applications for micro-flex circuits used in angioplasty and for blood testing; (3) electrical test devices for application in flexible interposers and 3-D microstructures; and (4) devices used in the manufacture of fiber optic system components requiring precision alignment and 3-D microstructures.

BUSINESS DEVELOPMENT

The company believes it has a well-established record of winning contract renewals and re-competitions based on the company’s line management knowledge of customer needs and DRC’s incumbent expertise.

The company’s business development group is charged with identifying and winning significant new business opportunities and supporting major competitions related to existing customers and business. The group is centrally managed, with resources aligned to operating line organizations. The group also maintains a proposal development and publication capability.

The group operates with formal processes, which monitor the pipeline of opportunities, align resources to significant opportunities and engage line and executive management.

GOVERNMENT CONTRACTS

The federal procurement process has changed significantly in recent years. Whereas the traditional method of federal government procurement had been to conduct a lengthy competitive bidding process for each award, today base purchase agreements, indefinite delivery, indefinite quantity contracts, the General Services Administration contract and other government-wide acquisition contract vehicles, referred to as GWACS, are the predominant forms of contracting for IT and technical services. These vehicles have enabled contracting officers to accelerate the pace of awards.

The company’s government contracts fall into one of three categories: (1) fixed-price, including service type contracts, (2) time and materials, and (3) cost reimbursable. Under a fixed-price contract, the government pays an agreed upon price for the company’s services or products, and the company bears the risk that increased or unexpected costs may reduce its profits or cause it to incur a loss. Conversely, to the extent the company incurs actual costs below anticipated costs on these contracts, the company could realize greater profits. Under a time and materials contract, the government pays the company a fixed hourly rate intended to cover salary costs and related indirect expenses plus a profit margin. Under a cost reimbursable contract, the government reimburses the company for its allowable direct expenses and allowable and allocable indirect costs and pays a negotiated fee.

The company’s state contracts are generally either fixed-price, including service type contracts, or time and materials. In certain instances, funding for these contracts is subject to annual state legislative approval and to termination provisions.

DRC’s contracts with United States Government and state customers generally are subject to termination at the convenience of the United States Government or the state. However, in the event that a United States Government or state contract is terminated by the respective government, the company would be reimbursed for its allowable costs up to the time of termination and would be paid a proportionate amount of the stipulated profit attributable to the work actually performed. Although United States Government or state contracts may extend for several years, they are generally funded on an annual basis and are subject to reduction or cancellation in the event of changes in United States Government or state requirements, appropriations failures or budgetary concerns. If the United States Government or state curtails expenditures for research, development and consulting activities, such curtailment could have a material adverse impact on the company’s revenue and earnings.

BACKLOG

The company’s funded backlog, excluding discontinued operations, was $111.1 million at December 31, 2002, $90.4 million at December 31, 2001 and $88.0 million at December 31, 2000. The company expects that substantially all of its backlog at December 31, 2002 will be filled during the year ending December 31, 2003. The funded backlog generally is subject to possible termination at the convenience of the contracting counterparty. The company has a number of multi-year contracts with agencies of the United States and state governments on which actual funding generally occurs on an annual basis. A portion of its funded backlog is based on annual purchase contracts and subject to annual governmental approval or appropriations legislation, and the amount of funded backlog as of any date can be affected by the timing of order receipts and deliveries.

COMPETITION

The company’s systems and services business competes with a large number of public and privately held firms, which specialize in providing government information technology services.

The company also competes with the government services divisions of large commercial IT service firms and with government IT service divisions of large defense weapons systems producers. The competition varies depending on the customer, geographic market and required capabilities. The United States Government’s own in-house capabilities are also, in effect, competitors because various agencies are able to perform services, which might otherwise be performed by the company. The principal competitive factors for systems and services are past performance, technical competence and price.

In the precision manufacturing business, the company competes with other manufacturers of electroform vendors and suppliers of precision measurement discs, scales and reticles. The principal competitive factors affecting the precision components manufacturing businesses are price, product quality and custom engineering to meet customers’ system requirements.

RESEARCH AND DEVELOPMENT

Excluding discontinued operations and including overhead and other indirect costs, the company expended approximately $0.2 million on web-based capabilities during the year ended December 31, 2002, compared with expenditures of $0.4 million in 2001 and no expenditures in 2000. The expenditures in 2001 were attributable mainly to the development of MedTeams training products.

Dynamics Research Corporation

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

EMPLOYEES

At December 31, 2002, the company had 1,858 employees, including 93 employees associated with discontinued operations. The company considers its relationship with its employees to be satisfactory.

PROPRIETARY INFORMATION

Patents, trademarks and copyrights are not materially important to the company’s business. The United States Government has certain proprietary rights in processes and data developed by the company in its performance of government contracts.

IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Safe harbor statements under the Private Securities Litigation Reform Act of 1995: Some statements contained or implied in this annual report, which are not historical fact such as financial forecasts, contain forward-looking information. These statements may be identified by forward-looking words such as “expect,” “look,” “believe,” “anticipate,” “may,” “will” and other forward-looking terminology. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from these forward-looking statements, including uncertainties regarding contractual requirements, actions by customers and actual costs to complete; federal budget matters; government contracting risks and competitive market conditions; customer requirements, schedules and related funding; technological change; uncertainty of future financing; overall economic factors; and the ability to successfully complete and integrate acquisitions and other matters. These factors are discussed in more detail below. The company assumes no obligation to update any forward-looking information.

Our Revenue is Highly Dependent on the Department of Defense and Other Federal Agencies and Any Decreases in Their Budgets Could Affect Our Results

In 2002, approximately 89% of our revenue was derived from United States Government agencies, primarily the Department of Defense. In the past, our defense business has been adversely affected by significant changes in defense spending during periods of declining United States defense budgets. Among the effects of this general decline has been increased competition within a consolidating defense industry.

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

We Must Bear the Risk of Various Pricing Structures Associated with Government Contracts

We historically have derived a substantial portion of our revenue from contracts and subcontracts with the United States Government. A significant portion of our federal and state government contracts are undertaken on a time and materials nature, with fixed hourly rates that are intended to cover salaries, benefits, other indirect costs of operating the business and profit. The pricing of such contracts is based upon estimates of future costs and assumptions as to the aggregate volume of business that we will perform in a given business division or other relevant unit. For long-term contracts, we must estimate the costs necessary to complete the defined statement of work and recognize revenue or losses in accordance with such estimates. Actual costs may vary materially from the estimates made from time to time, necessitating adjustments to reported revenue and net income. Underestimates of the costs associated with a project could adversely affect our overall profitability and could have a material adverse effect on our business, financial condition and results of operations.

Alternatively, we undertake various government projects on a fixed-price basis, as distinguished from billing on a time and materials basis. Under a fixed-price contract, the government pays an agreed upon price for our services or products, and we bear the risk that increased or unexpected costs may reduce our profits or cause us to incur a loss. Significant cost overruns can occur if we fail to:

•	adequately estimate the resources required to complete a project;
•	properly determine the scope of an engagement; or
•	complete our contractual obligation in a manner consistent with the project plan.

The potential for cost overruns may be heightened if we act as a subcontractor on a fixed-price project, because we have a limited ability to control project variables and to negotiate directly with the ultimate client. We cannot be certain that any of our existing or future time and materials or fixed-price projects will be profitable.

A substantial portion of our United States Government business is as a subcontractor. In such circumstances, we generally bear the risk that the prime contractor will meet its performance obligations to the United States Government under the prime contract and that the prime contractor will have the financial capability to pay us amounts due under the subcontract. The inability of a prime contractor to perform or make required payments to us could have a material adverse effect on the company’s business, financial condition and results of operations.

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

Recent federal regulations and renewed congressional interest in small business set aside contracts is likely to influence decisions pertaining to contracting methods for many of the company’s customers. These regulations require more frequent review and certification of small business contractor status, so as to ensure that companies competing for contracts intended for small business are qualified as such at the time of the competition. In 2002, the company derived $17.1 million in revenue from a small business set aside contract held by its HJ Ford subsidiary and due for recompetition in 2005. The company does not know what effects these events, including HJ Ford’s loss of small business status now that it is part of DRC, will have on future financial results.

Governmental awards of contracts are subject to regulations and procedures that permit formal bidding procedures and protests by losing bidders. Such protests may result in significant delays in the commencement of expected contracts, the reversal of a previous award decision or the reopening of the competitive bidding process, which could have a material adverse effect on our business, financial condition and results of operations.

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

Dynamics Research Corporation

performed to termination. However, significant adverse effects on our indirect cost pools may not be recoverable in connection with a termination for convenience. Contracts with state and other governmental entities are subject to the same or similar risks.

We Are Subject to a High Level of Government Regulations and Audits Under Our Government Contracts and Subcontracts

As a defense contractor, we are subject to many levels of audit and review, including by the Defense Contract Audit Agency, the Inspector General, the Defense Criminal Investigative Service, the General Accounting Office, the Department of Justice and congressional committees. These audits, reviews and the pending grand jury investigation in the United States District Court of Massachusetts could result in the termination of contracts, the imposition of fines or penalties, the withholding of payments due to us or the prohibition from participating in certain United States Government contracts for a specified period of time.

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

In addition, we recruit technical professionals globally and, as a result, we must comply with the immigration laws in the countries in which we operate, particularly the United States. As of December 31, 2002, less than 1% of our workforce was working under H-1B temporary work permits in the United States. Government regulation limits the number of new H-1B permits that may be approved in a fiscal year. If the limit is reached in any year, we may not be able to recruit enough technical professionals to meet our personnel requirements. This could materially affect our business. Congress and administrative agencies with jurisdiction over immigration matters have periodically expressed concern over the level of legal and illegal immigration into the United States, which may reduce the number of work permits that may be issued. Recently there have been substantial delays in approval of petitions filed by employers with the Bureau of Citizenship and Immigration Services (the successor agency to the INS). These delays, coupled with the uncertain and lengthy visa issuance process at United States consulates abroad, may create delays in foreign national personnel being available to work in the United States. Any change making it more difficult for us to hire foreign nationals, or limiting our ability to retain foreign employees, could require us to incur additional unexpected labor costs and other expenses.

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

Competition in the market for our commercial products is also intense. There is a significant lead-time for developing such business, and it involves substantial capital investment including development of prototypes and investment in manufacturing equipment. Principal competitive factors are price, product quality and the ability to specialize our engineering in order to meet our customers’ specific system requirements. Our precision products business has a number of competitors, many of which have significantly greater financial, technical and marketing resources than we do. Competitive pressures in our government and commercial businesses could have a material adverse effect on our business, financial condition and results of operations.

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

Our Business is Highly Concentrated and a Significant Portion of Our Revenue is Derived from a Few Customers

Our revenue from contracts with the Department of Defense, either as prime contractor or subcontractor, accounted for approximately 80% of our total revenue during 2002. Within the Department of Defense, individual services and program offices account for a significant portion of our United States Government business. We cannot be assured that any of these customers will continue as such or will continue at current levels. A decrease in orders from the Department of Defense or any of these customers would have an adverse effect on our profitability, and the loss of any large customer could have a material adverse effect on our business, financial condition and results of operations.

We May be Subject to Product Liability Claims

Our precision manufactured products are generally designed to operate as important components of complex systems or products. Defects in our products could cause our customer’s product or systems to fail or perform below expectations. Although we attempt to contractually limit our liability for such defects or failures, we cannot be assured that our attempts to limit our liability will be successful. Like other manufacturing companies, we may be subject to claims for alleged performance issues related to our products. Such claims, if made, could damage our reputation and could have a material adverse effect on our business, financial conditions or results of operations.

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

Our Products and Services Could Become Obsolete Due to Rapid Technological Changes in the Industry

We offer sophisticated products and services in areas in which there have been and are expected to continue to be significant technological changes. Many of our products are incorporated into sophisticated machinery, equipment or electronic systems. Technological changes may be incorporated into competitors’ products that may adversely affect the market for our products. If our competitors introduce superior technologies or products, we cannot be assured that we will be able to respond quickly enough to such changes or to offer services that satisfy our customers’ requirements at a competitive price. Further, we cannot be assured that our research and product development efforts will be successful or result in new or improved products that may be required to sustain our market position.

Dynamics Research Corporation

Our Financing Requirements May Increase and We Could Have Limited Access  to Capital Markets

While we believe that our current resources and access to capital markets are adequate to support operations over the near term and foreseeable future, we cannot be assured that these circumstances will remain unchanged. Our need for capital is dependent on operating results and may be greater than expected. Our ability to maintain our current sources of debt financing depends on our ability to remain in compliance with certain covenants contained in our financing agreements, including, among other requirements, maintaining a minimum total net worth and minimum cash flow and debt coverage ratios. If changes in capital markets restrict the availability of funds or increase the cost of funds, we may be required to modify, delay or abandon some of our planned expenditures, which could have a material adverse effect on our business, financial condition and results of operations.

Our Quarterly Operating Results May Vary Significantly From Quarter to Quarter

Our revenue and earnings may fluctuate from quarter to quarter depending on a number of factors, including:

•	the number, size, and timing of client projects commenced and completed during a quarter;
•	bid and proposal efforts undertaken;
•	progress on fixed-price projects during a given quarter;
•	employee productivity and hiring, attrition and utilization rates;
•	accuracy of estimates of resources required to complete ongoing projects; and
•	general economic conditions.

Demand for our products and services in each of the markets we serve can vary significantly from quarter to quarter due to revisions in customer budgets or schedules and other factors beyond our control. In addition, because a high percentage of our expenses is fixed and does vary relative to revenue, a decrease in revenue may cause a significant variation in our operating results.

We May Not Make or Complete Future Mergers, Acquisitions or Strategic Alliances  or Investments

In 2002, we acquired HJ Ford Associates, Inc. and Andrulis Corporation and we may seek to continue to expand our operations through mergers, acquisitions or strategic alliances with businesses that will complement our existing business. However, we may not be able to find attractive candidates, or enter into acquisitions on terms that are favorable to us, or successfully integrate the operations of companies that we acquire, including Andrulis Corporation. In addition, we may compete with other companies for these acquisition candidates, which could make an acquisition more expensive for us. If we are able to successfully identify and complete an acquisition or similar transaction, it could involve a number of risks, including, among others:

•	the difficulty of assimilating the acquired operations and personnel;
•	the potential disruption of our ongoing business and diversion of resources and management time;
•	the potential failure to retain key personnel of the acquired business;
•	the difficulty of integrating systems, operations and cultures; and
•	the potential impairment of relationships with customers as a result of changes in management or otherwise arising out of such transactions.

We cannot be assured that any acquisition will be made, that we will be able to obtain financing needed to fund such acquisitions and, if any acquisitions are so made, that the acquired business will be successfully integrated into our operations or that the acquired business will perform as expected. In addition, if we were to proceed with one or more significant strategic alliances, acquisitions or investments in which the consideration consists of cash, a substantial portion of our available cash could be used to consummate the strategic alliances, acquisitions or investments. The financial impact of acquisitions, investments and strategic alliances could have a material adverse effect on our business, financial condition and results of operations and could cause substantial fluctuations in our quarterly and yearly operating results.

The Market Price of our Common Stock May be Volatile

The market price of securities of technology companies historically has faced significant volatility. The stock market in recent years has also experienced significant price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of particular companies. Many factors that have influenced trading prices will vary from period to period, including:

•	decreases in our earnings and revenue or quarterly operating results;
•	changes in estimates by analysts;
•	market conditions in the industry;
•	announcements and new developments by competitors; and
•	regulatory reviews.

Any of these events could have a material adverse effect on the market price of our common stock.

ITEM 2. PROPERTIES

The company leases approximately 319,000 square feet of office and manufacturing space. This space is used for its federal and state government services, manufacturing and warehousing operations as well as its marketing and engineering offices. The company has 113,000 square feet of manufacturing and office space in three Wilmington, Massachusetts facilities. The Wilmington leases expire in 2005, with options to renew the leases to the year 2010. The remaining leased facilities consist of offices in 32 locations across the United States. The company owns a 135,000 square foot facility in Andover, Massachusetts, which serves as its corporate headquarters.

The company’s total rental cost for 2002 was $4.2 million.

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

As previously disclosed, on October 26, 2000, two former company employees were indicted for conspiracy to defraud the United States Air Force and pled guilty. The United States Attorney’s office continues to discuss the possibility of civil liability on the part of the company arising from the former employees’ conspiracy to defraud the United States Air Force of a claimed $10 million dollars, a substantial portion of which has been recovered. If a suit is brought the company will vigorously defend itself. The company does not have a sufficient basis to determine whether this matter will have a material adverse effect on the company’s financial position or results of operations.

On September 5, 2002, Genesis Tactical Group LLC (“Genesis”) asserted a cross-claim against Lockheed Martin Corporation (“Lockheed”) seeking $50 million in damages and against the company seeking $35 million in damages. These cross-claims arise out of a suit filed on July 30, 2002 by Lockheed against Tactical Communications Group LLC, Genesis and the company in the State of New York Supreme Court, County of Onondaga. The Lockheed suit relates to a contract for services which was sold to Genesis by the company pursuant to an asset purchase agreement in 2001. By the terms of the asset purchase agreement the company’s liability is limited to $300,000, other than for intentional misrepresentation, willful breach or fraud. Lockheed has asserted breach of contract and is seeking damages from and performance of the contract by Genesis and unspecified compensatory damages from the company. Genesis’ cross-claims relate to alleged breaches of the contract by Lockheed and for alleged breaches of the asset purchase agreement by the company. The company has asserted claims against Lockheed and Genesis and believes that the Lockheed and Genesis claims against the company are without merit. The parties have exchanged settlement offers while litigation has been postponed. If

Dynamics Research Corporation

the company’s settlement offer is accepted, the company would not be obligated to make any payments. While the company believes that the possibility of a material adverse effect on the company’s financial position or results of operations is remote, there can be no assurance as to the outcome.

The company is continuing to provide documents in response to a previously disclosed grand jury subpoena issued on October 15, 2002 by the United States District Court for the District of Massachusetts directing the company to produce specified documents dating back to 1996. The subpoena relates to an investigation, currently focused on the period from 1996 to 1999, by the Antitrust Division of the Department of Justice into bidding and procurement activities involving the company and several other defense contractors who have received similar subpoenas and may also be subjects of the investigation. Although the company is cooperating in the investigation, it does not have a sufficient basis to predict the outcome of the investigation. Should the company be found to have violated the antitrust laws, the matter could have a material adverse effect on the company’s business, financial position and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2002.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of the names and ages of the executive officers of the company, all positions and offices held by each person and each person’s principal occupations or employment during the past five years. The officers were elected by the Board of Directors and will hold office until the next annual election of officers and their successors are elected and qualified, or until their earlier resignation or removal by the Board of Directors. There are no family relationships between any executive officers and directors.

Name and Position	Age

James P. Regan Chairman, President, Chief Executive Officer and Director	62

Richard A. Covel Vice President, General Counsel and Clerk	56

Chester Ju Vice President and General Manager, Precision Manufacturing Group	53

David Keleher Vice President and Chief Financial Officer	53

John L. Wilkinson Vice President and General Manager, Human Resources	63

Messrs. Ju and Wilkinson have served in their respective positions for more than five years.

Mr. Regan joined the company in 1999 as President, Chief Executive Officer and Director. Prior to that, he was President and Chief Executive Officer of CVSI, Inc. from 1997 to October 1999 and served as Senior Vice President of Litton PRC from 1992 to 1996.

Mr. Covel joined the company as Vice President and General Counsel in December 2000. Prior to that, he was General Counsel, Patent Counsel and Clerk at Foster-Miller, Inc. from 1985 to 2000.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND  RELATED STOCKHOLDER MATTERS

The common stock of the company is traded on the NASDAQ National Market under the symbol DRCO.

The high and low prices for the quarters in 2002 and 2001 as reported on the NASDAQ National Market are listed below. These market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2002		2001
	High	Low	High	Low

First quarter	$25.26	$15.81	$11.00	$7.75
Second quarter	25.30	19.30	10.38	8.16
Third quarter	24.48	13.89	14.69	8.86
Fourth quarter	15.85	9.13	19.50	12.79

As of December 31, 2002 there were 716 holders of record of the company’s common stock.

In September 1984, the Board of Directors voted not to declare cash dividends to preserve cash for the future growth and development of the company. The company did not declare any cash dividends between 1984 and 2002 and does not intend to in the near future. In addition, the company’s financing arrangements restrict the company’s ability to pay dividends.

The Annual Meeting of the stockholders of Dynamics Research Corporation will be held at 2:00 p.m. on Wednesday, May 14, 2003 at the Colonnade Hotel, 120 Huntington Avenue, Boston, Massachusetts.

Dynamics Research Corporation

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated condensed financial data set forth below is derived from the audited consolidated financial statements of the company for the years ended December 31, 2002, 2001 and 2000 and as of December 31, 2002 and 2001, and the unaudited restated consolidated financial statements of the company for the years ended December 31, 1999 and 1998 and as of December 31, 2000, 1999 and 1998. On May 31, 2002, the company acquired HJ Ford and on December 20, 2002, the company acquired ANDRULIS (see Note 11 of Notes to the Consolidated Financial Statements). On October 18, 2002, the company announced that it was actively pursuing the divestiture of its Encoder Division (previously reported as a segment). For all periods presented, the results of operations of the Encoder Division have been accounted for within discontinued operations as a result of the decision to exit the business in 2002. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 and the consolidated financial statements of the company and the notes thereto included in Item 7 of this Form 10-K. The historical results provided here are not necessarily indicative of future results.

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL INFORMATION

				unaudited
	2002	2001	2000	1999	1998

(in thousands of dollars, except share, per share and employee data)

Revenue	$192,610	$190,264	$182,527	$178,407	$165,502
Operating income (loss)	12,647	13,010	6,584	(10,593)	2,205
Income (loss) from continuing operations	7,357	7,102	2,808	(8,376)	344
Income (loss) from discontinued operations	(1,124)	(619)	1,545	(512)	(3,743)
Gain (loss) on disposal of discontinued operations	—	62	206	1,362	(2,572)
Net income (loss)	6,233	6,545	4,559	(7,526)	(5,971)
Earnings per common share – basic
Income (loss) from continuing operations	.92	.92	.37	(1.14)	.04
Income (loss) from discontinued operations	(.14)	(.08)	.20	(.07)	(.50)
Gain (loss) on disposal of discontinued operations	—	.01	.03	.19	(.34)
Net income (loss)	.78	.85	.60	(1.02)	(.80)
Earnings per common share – diluted
Income (loss) from continuing operations	.83	.88	.36	(1.14)	.04
Income (loss) from discontinued operations	(.13)	(.08)	.20	(.07)	(.48)
Gain (loss) on disposal of discontinued operations	—	.01	.03	.19	(.33)
Net income (loss)	.70	.81	.59	(1.02)	(.77)

Cash flow provided by continuing operations	9,915	23,554	3,765	12,706	(13,581)
Research and development expense	175	367	—	1,273	3,338
Capital expenditures	3,347	3,595	2,917	2,440	2,559
Depreciation	3,192	2,989	3,155	5,442	5,435
			unaudited
	2002	2001	2000	1999	1998

Total assets	111,676	80,821	78,175	74,464	88,067
Total debt	23,394	9,250	15,534	19,700	26,800
Stockholders’ equity	39,809	37,138	29,289	23,805	31,246
Return on invested capital	14.4%	17.7%	8.6%	(12.9)%	2.3%
Stockholders’ equity per share	4.88	4.68	3.85	3.23	4.24
Return on stockholders’ equity	18.6%	23.5%	14.7%	(24.4)%	3.6%

Backlog (unaudited)	111,070	90,382	88,000	81,717	103,506
Number of shares outstanding at end of year	8,164,180	7,940,610	7,601,519	7,363,324	7,369,190

        See Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussion of unusual items.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION  AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

(2001 and 2000 restated to exclude discontinued operations)

For the years ended December 31,	2002	2001	2000

(expressed as a percentage of total revenue)

Contract revenue	96.0%	94.3%	94.7%
Product sales	4.0%	5.7%	5.3%

Total revenue	100.0%	100.0%	100.0%

Gross margin on contract revenue(1)	15.4%	13.4%	9.5%
Gross margin on product sales(1)	31.2%	46.7%	45.8%
Total gross margin	16.1%	15.3%	11.5%
Selling, engineering and administrative expenses	9.3%	8.4%	7.8%
Amortization expense	0.2%	—	—

Operating income	6.6%	6.8%	3.6%
Other expense, net	—	(0.1)%	—
Interest expense, net	(0.2)%	(0.4)%	(1.0)%

Income from continuing operations before provision for income taxes	6.4%	6.3%	2.6%

(1)	These amounts represent a percentage of contract revenue and product sales, respectively.

The company has two reportable business segments: Systems and Services and Metrigraphics. The Systems and Services Segment is the aggregation of five operating groups that provide similar services to government customers. The Metrigraphics Segment manufactures a variety of products that are used for precision measurement. Additional information about the company’s business segments is disclosed in Note 12, Business Segments, of Notes to the Consolidated Financial Statements and is further discussed below.

Revenue from the Systems and Services Segment and the Metrigraphics Segment is reported in the Consolidated Statement of Operations as contract and product sales, respectively.

OVERVIEW

In 2002 Dynamics Research Corporation (“DRC”) was strengthened by strategic accomplishments and tested by business environment challenges. We ended the year a stronger company in every important dimension – customers, human resources, capabilities and finances.

Many of our long-term defense contracts were up for re-competition in 2002. We emerged from these re-competitions with a more growth-oriented, more profitable mix of customers and contracts. We also successfully completed two strategic acquisitions in 2002, adding key customers in growth markets and increasing our revenue base by $65 million annualized, or more than 30%.

The prolonged slowdown in high-technology original equipment manufacturer markets led to our decision in October 2002 to divest the company’s Encoder Division (previously reported as a segment). Our state government information technology business was also impacted by budget reductions. While profit declines in these businesses offset most of the company’s 2002 gains in federal sector profits, action has been taken to mitigate these effects going forward.

Dynamics Research Corporation

Operating profit margin for the Systems and Services Segment continued to improve for the third consecutive year increasing to 6.2% from 5.3% in 2001. However, lower profits from the Metrigraphics Segment more than offset this improvement, resulting in an overall operating margin of 6.6%, which was a decrease of 0.2% from 2001.

REVENUE

Total revenue from continuing operations was $192.6 million, $190.3 million, and $182.5 million for 2002, 2001 and 2000, respectively, representing an increase of 1.2% in 2002 and 4.2% in 2001.

Contract Revenue

Contract revenue in the Systems and Services Segment was $185.0 million in 2002, $179.4 million in 2001 and $172.8 million in 2000, representing increases of 3.1% and 3.8% in 2002 and 2001, respectively.

Defense revenue for 2002, 2001 and 2000 was $154.2 million, $147.6 million and $150.0 million, respectively. Revenue for 2002 was up $6.6 million over 2001, reflecting the effects of additional acquisition related revenue of $18 million; a reduction in low margin subcontract revenue with the Electronic Systems Center Combat Air Force program of $10 million, spread over the last three quarters of the year, and estimated at $13 million on an annualized basis; and a reduction of $2.6 million over the second half of the year in work with the United States Navy’s guidance system program for Strategic Systems, estimated at $5 million on an annualized basis. Absent these effects, organic defense related revenue increased approximately 4% for 2002, compared with 2001.

During 2001, the company changed its contractual relationship with two major customers, moving from a prime contractor position to one as a subcontractor. Further, work that was previously subcontracted through the company is now directed to other companies. As a result of these changes, $9.4 million of low margin work performed by subcontractors to the company in 2000 was no longer reported in the company’s operating results as revenue with offsetting cost of sales in 2001. The comparison of revenue on a year-over-year basis is also affected by a one-time $4.1 million purchase and resale of equipment to a major customer under a cost reimbursable contract in 2000. Excluding the effect of these non-recurring items, defense related revenue grew approximately 9% in 2001 compared with 2000, primarily due to increased business with the United States Navy and other Department of Defense agencies.

Revenue from federal civilian agencies was $17.8 million, $11.7 million and $7.4 million in 2002, 2001 and 2000, respectively. Revenue in this sector increased $6.1 million, or 51.9%, in 2002 when compared with 2001, primarily from services performed under a contract with the Internal Revenue Service. Because approximately one third of the revenue of Andrulis Corporation (“ANDRULIS”) has historically been derived from federal civilian agencies, it is expected that revenue from this sector will increase significantly in 2003. In 2001, revenue from federal civilian agencies increased $4.2 million, or approximately 56% when compared with 2000, again primarily from services performed under a contract with the Internal Revenue Service.

State and local government revenue was $12.9 million in 2002, $20.1 million in 2001 and $14.7 million in 2000. The decrease in revenue in this sector in 2002 when compared with 2001 resulted substantially from the expected transition of work for the State of Colorado (see Note 2) and cutbacks in infrastructure support staff for the State of Ohio in the first half of 2002. The increase in state and local revenue in 2001 when compared with 2000 was primarily due to additional work related to the company’s contracts with the State of Colorado.

Revenue by contract type, as a percentage of Systems and Services Segment revenue, was as follows:

For years ended December 31,	2002	2001	2000

Time and materials	58%	52%	55%
Cost reimbursable	31%	31%	31%
Fixed-price, including service-type contracts	11%	17%	14%

Total contracts	100%	100%	100%

Product Sales

Product sales for the Metrigraphics Segment decreased $3.3 million to $7.6 million in 2002 compared with 2001, and increased $1.1 million to $10.9 million in 2001 compared with 2000. The decrease in 2002 was due to continued weak economic conditions and customer product life cycle shifts. Increased demand from medical electronics customers contributed to the growth in 2001. The company remains cautious that further economic weakness could adversely affect the Metrigraphics Segment.

Funded Backlog

The company’s funded backlog, excluding discontinued operations, was $111.1 million, $90.4 million and $88.0 million at December 31, 2002, 2001 and 2000, respectively. In 2002, the addition of HJ Ford and ANDRULIS fully accounted for the increase in backlog. The funded backlog generally is subject to possible termination at the convenience of the contracting counterparty. A portion of the company’s backlog is based on annual purchase contracts and subject to annual governmental approvals or appropriations legislation. The amount of backlog as of any date may be affected by the timing of order receipts and associated deliveries. Backlog does not necessarily equate to future revenue.

GROSS MARGIN

Total gross margin was $30.9 million, $29.1 million and $20.9 million for 2002, 2001 and 2000, respectively, representing 16.1%, 15.3% and 11.5% of total revenue for 2002, 2001 and 2000, respectively.

Gross margin on contract revenue was $28.6 million, $24.0 million and $16.4 million for 2002, 2001 and 2000, respectively, representing 15.4%, 13.4% and 9.5% of contract revenue for 2002, 2001 and 2000, respectively. The increase in contract revenue gross margin in 2002 was partly due to improved contract mix and included the effect of the completion of the Colorado contract. In 2001, the increase in gross margin when compared with 2000 was due to improved contract pricing, the impact of better control of overhead costs and $1.2 million of contract close out credits, partially offset by $0.8 million of pension plan curtailment loss discussed below.

In 1997, the company entered into a fixed-price software development contract with the Colorado Department of Human Services. During the period of performance, this contract incurred cost overruns, and management anticipated additional overruns that were appropriately provided for in the company’s results of operations. The company provided $3.9 million in 2001 and $2.7 million in 2000 for current and anticipated losses. Implementation of the project was completed on April 12, 2002. The maintenance period expired in the fourth quarter of 2002 and the warranty period will expire in the second quarter of 2003. At the completion of the project in 2002, the company reduced contract reserves by $0.6 million, as the actual costs were less than previously estimated.

In 2002, 2001 and 2000, gross margin on Metrigraphics Segment sales was $2.4 million, $5.1 million, $4.5 million, respectively, representing 31.2%, 46.7% and 45.8% of product sales in 2002, 2001 and 2000, respectively. The decline in product sales gross margin was due to decreased product sales resulting from continued weak economic conditions and customer product life cycle shifts, partially offset by cost reductions.

In December 2001, the Board of Directors approved actions to proceed with amendments limiting future increases in benefits under the company’s Defined Benefit Pension Plan, freezing membership in the Plan, and providing for improvements to the company’s 401(k) Plan. Accordingly, the approval to amend the Defined Benefit Pension Plan resulted in a curtailment loss of $0.8 million that was charged to cost of contract revenue in the fourth quarter of 2001.

OTHER OPERATING ITEMS

Selling, engineering and administrative costs increased to $17.9 million in 2002, compared with $16.0 million in 2001 and $14.3 million in 2000. In 2002, the increase was primarily the result of the absorption of general and administrative expenses as part of the integration of the two acquired companies, increased costs reflecting the completion of the company’s 2001 initiative to expand its marketing resources, and $0.7 million of higher legal expenses incurred in the fourth quarter of 2002, primarily related to the production of documents in response to the Department of Justice subpoena on October 15, 2002 (see Note 9 of Notes to the Consolidated Financial

Dynamics Research Corporation

Statements and Item 3 Legal Proceedings). Costs associated with document production for this matter are expected to continue in 2003 at a lower level than incurred for the fourth quarter of 2002. The increase in 2001 reflects two factors, a planned increase in sales and marketing activities and planned expenses associated with employee-centered initiatives.

The company expended approximately $0.2 million, inclusive of overhead and other indirect costs, on web-based capabilities during the year ended December 31, 2002, compared with expenditures of $0.4 million in 2001 and no expenditures in 2000 excluding discontinued operations. The expenditures in 2001 were attributable mainly to the development of MedTeams training products.

Amortization expense of $0.4 million for 2002 reflects the amortization of intangible assets associated with the HJ Ford and ANDRULIS acquisitions (see Note 11 of Notes to the Consolidated Financial Statements).

In response to lower than expected demand in certain sectors of the company’s business, as well as the need to maintain a competitive cost structure, the company incurred involuntary separation costs for 85 employees, excluding discontinued operations, in 2002. All operating groups and functions of the company were affected. Costs associated with these terminations totaled $0.8 million and are included in reported operating results for 2002, with $0.6 million charged to cost of contract revenue and $0.2 million charged to selling, engineering and administrative expenses. An accrual of $0.2 million remains at December 31, 2002 and is expected to be paid in the first half of 2003.

During 2000, the company paid approximately $0.9 million related to severance costs and outplacement services for 58 employees. During the fourth quarter of 2000, the company determined that $0.1 million of reserves related to a specific business unit were no longer necessary, and reversed those reserves against cost of contract revenue. The remaining restructuring reserve of $0.2 million at December 31, 2000 was paid during the first half of 2001.

Operating income for the Systems and Services Segment increased to $11.5 million, or 6.2% of contract revenue for 2002, compared with $9.5 million, or 5.3% of contract revenue for 2001 and $3.5 million, or 2.0% of contract revenue for 2000.

Operating income for the Metrigraphics Segment was $1.1 million, or 14.9% of product revenue for 2002, compared with operating income of $3.5 million, or 32.4% of product revenue for 2001 and $3.1 million, or 31.4% of product revenue for 2000.

Total operating income was $12.6 million, or 6.6% of revenue, $13.0 million, or 6.8% of revenue and $6.6 million, or 3.6% of revenue for 2002, 2001 and 2000, respectively. Margin improvement in the Systems and Services Segment was more than offset by the lower margin from the Metrigraphics Segment.

On June 1, 2001, the company completed the sale of its Tactical Communications Group (“TCG”) and the transfer of related employees and assets. TCG developed and sold communications software for defense applications. For the first six months of 2001, TCG recorded revenue of approximately $0.8 million and a loss of $0.5 million. The sale resulted in a net loss of $0.2 million, shown as Other expense on the Consolidated Statements of Operations in 2001. Proceeds from the transaction were $0.1 million in cash. In 2000, TCG recorded revenue of $2.3 million and an after tax-loss of $0.9 million, including a $0.4 million pre-tax impairment charge included in operating income.

Interest expense was $0.6 million, $1.0 million and $1.9 million in 2002, 2001 and 2000, respectively, offest by interest income of $0.2 million, $0.2 million and $0.1 million in 2002, 2001 and 2000, respectively. The decrease in net interest expense reflects lower average interest rates and debt levels over the last two years, and the net benefit of investment income on cash and cash equivalents.

Income tax expense has been recorded at a rate of 40.2%, 40.7% and 40.8% of income from continuing operations before taxes in 2002, 2001 and 2000, respectively. The 2002, 2001 and 2000 rates reflect the statutory federal rate of 34% combined with an average state income tax rate, net of federal income tax benefit.

Loss from discontinued operations for 2002 was $1.1 million, or $0.13 per diluted share, compared with a loss of $0.6 million, or $0.08 per diluted share for 2001 and income of $1.5 million, or $0.20 per share for 2000. Due to the company’s decision on October 18, 2002 to divest the Encoder Division, it became necessary to restate the company’s results in order to reflect the Encoder Division as a discontinued operation. Because Arthur Andersen LLP was no longer able to provide current assurance as to the validity of its previously issued opinions on the company’s financial statements for the fiscal years ended December 31, 2001 and 2000 it became necessary to engage KPMG LLP, the company’s new independent auditors, to re-audit results for those years in order to obtain a current independent auditor opinion for 2001 and 2000. The 2002 loss from discontinued operations includes $0.4 million in fees to re-audit 2000 and 2001 results.

As of December 31, 2002, and in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the company reviewed the possible impairment of assets associated with the Encoder Division and determined that an impairment charge was not required. However, there can be no assurance as to whether an impairment charge will be required in future periods, depending on then current events and circumstances.

Related to the gain on the disposal of discontinued operations, the company recognizes royalty income associated with the company’s 1999 sale of its discontinued Telecommunications Fraud Control business on a cash basis and reported $0.1 million and $0.2 million of royalty income, after tax, in 2001 and 2000, respectively. In the first quarter of 2003, the company received a final royalty payment associated with this transaction of $0.7 million, and will include $0.4 million, net of tax, in results from discontinued operations during 2003.

Changes in the company’s stock price and an increased level of options granted have resulted in a greater number of employee stock options counted as outstanding common equivalent shares and included in the dilutive effect of options for the purpose of computing diluted earnings per share. Weighted average common shares outstanding and common equivalent shares increased from 7.7 million at December 31, 2000 to 8.1 million at December 31, 2001 and 8.9 million at December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by continuing operations was $9.9 million for 2002, principally from income from continuing operations and decreased accounts receivable and unbilled expenditures and fees on contracts in process, partially offset by decreases in accounts payable and accrued payroll and employee benefits. In 2001, cash provided by continuing operations was $23.6 million. This primarily resulted from income from continuing operations, refundable income taxes, and decreased accounts receivable and unbilled expenditures and fees on contracts in process. Successful cash collections on aged receivable balances contributed to the increased level of cash provided by continuing operations in 2001. Cash provided by income from continuing operations of $3.8 million in 2000 primarily resulted from income from continuing operations, a decrease in accounts receivable and an increase in the deferred tax provision partially offset by an increase in unbilled expenditures and fees on contracts in process and prepaid expenses. The increase in prepaid expenses in 2000 was primarily due to $2.6 million of refundable federal income taxes, most of which was received in the first quarter of 2001.

Net cash provided by discontinued operations was $0.4 million, $0.9 million and $1.4 million in 2002, 2001 and 2000, respectively.

Accounts receivable of $29.8 million at December 31, 2002 included $5.8 million of receivables acquired with the purchase of ANDRULIS on December 20, 2002. Unbilled expenditures and fees on contracts of $26.6 million at December 31, 2002 included $2.4 million acquired with the purchase of ANDRULIS. Days sales outstanding (“DSO”) on total receivables, both billed and unbilled, was 88 days at the end of 2002 compared with 84 days at the end of 2001. Delay in payment of $2.8 million under a large contract, subsequently received on January 7, 2003 resulted in a five-day increase in days sales outstanding at December 31, 2002. The delay was related to slow payment from the federal government to the prime contractor. The company also is experiencing slow payments from one commercial customer having an account balance of $0.3 million at March 31, 2003. The company has received payments subsequent to December 31, 2002, has considered the account to be collectible and, accordingly, has not provided for a loss on the receivable. On March 31, 2003 the company became aware that on March 28, 2003 the customer’s parent company, located in the Netherlands announced that a bankruptcy filing in the United States was being considered. The company has insufficient information to evaluate the possible future events and financial effects related to this matter. Should the company determine that the account, or a portion thereof, is uncollectible a provision for the loss will be made in the period in which this

Dynamics Research Corporation

determination is made. In addition, under U.S. Bankruptcy code, certain amounts collected by the company from the customer may be deemed preference payments, requiring the amounts to be forfeited by the company.

Cash used for investing activities for continuing operations was $28.1 million for 2002, including $24.3 million for the purchases of HJ Ford and ANDRULIS (see Note 11 of Notes to the Consolidated Financial Statements). In 2001 and 2000, cash used for investing activities for continuing operations was $3.9 million and $3.1 million, respectively. Capital spending for property, plant and equipment for continuing operations was $3.3 million, $3.6 million and $2.9 million in 2002, 2001 and 2000, respectively. The principal capital investment in 2002 related to implementation of an electronic time collection system. In 2001, capital investments were made primarily for enterprise information systems and equipment, and building improvements to the Andover corporate headquarters. The major capital project for the company in 2000 was the development of an enterprise human resource management system, which was put into service in January 2001. Selective acquisitions are an important component of the company’s growth strategy. The company may acquire, from time to time, firms or properties that are aligned with the company’s core capabilities and which complement the company’s customer base.

The company’s prospective results of operations, cash flows and financial condition are subject to certain trends, events and uncertainties, including demands for capital to support growth, economic conditions, government payment practices and contractual matters. The company’s capital expenditures, excluding business acquisitions, are expected to be in the range of $7 million to $9 million in 2003, primarily for enterprise business systems and facilities infrastructure consolidation and improvements.

Total debt outstanding at December 31, 2002 of $23.4 million consisted of a mortgage loan on the company’s headquarters building in the amount of $8.8 million, $12.4 million in notes payable associated with the purchase of ANDRULIS, and an outstanding balance of $2.2 million on the company’s revolving credit agreement. The $12.4 million in notes payable had an interest rate of 4.0% and a maturity date of January 3, 2003. In January 2003, the notes payable associated with the purchase of ANDRULIS were paid in full with proceeds from the company’s revolving credit agreement.

Effective June 28, 2002, the company obtained a $50 million unsecured revolving credit agreement (the “Revolver”), replacing the previous revolver. The Revolver has a three-year term and is available to the company for general corporate purposes, including strategic acquisitions. The fee on the unused portion of the Revolver ranges from 0.2% to 0.5% depending on the outstanding balance and is payable quarterly in arrears. The company has the option to elect on a fixed 30, 60 or 90-day term, an interest rate of LIBOR plus 2.0% or the prime rate on any outstanding balance. Interest on the outstanding balance of the Revolver is payable monthly under the prime rate option or at the end of the elected term for the LIBOR rate option. At December 31, 2002, the outstanding balance under the Revolver was $2.2 million, which was the maximum outstanding balance during the year. The interest rate on the balance outstanding under the Revolver was 4.25% based on the prime rate at December 31, 2002. At December 31, 2001, there was no outstanding balance under the previous revolver.

The company has a 10-year mortgage loan (the “Mortgage”), dated June 12, 2000, as amended and restated on June 28, 2002, on the corporate office facility in Andover, Massachusetts. The outstanding balance of the Mortgage was $8.8 million at December 31, 2002. The agreement requires quarterly principal payments of $125,000, with a final payment of $5 million in May 2010. Interest on the Mortgage accrued at the rate of LIBOR plus 2.5% through November 5, 2001. Effective November 6, 2001, the interest rate on the Mortgage was reduced to LIBOR plus 2.0%. The interest rate on the Mortgage under the 90-day LIBOR option, elected at October 15, 2002, was 3.83%, which was effective at December 31, 2002. The average interest rate on the Mortgage was 3.97% and 6.89% during 2002 and 2001, respectively.

The Revolver and Mortgage agreements, as currently amended, require the company to meet certain financial covenants, including maintaining a minimum net worth, cash flow and debt coverage ratios, and limit the company’s ability to incur additional debt, pay dividends, purchase capital assets, sell or dispose of assets, make additional acquisitions or investments, or enter into new leases, among other restrictions. In addition, the loan agreements contains a subjective acceleration clause allowing the lender to seek payment upon the occurence of a material adverse change.

Except as noted herein, the company was in compliance with all loan covenants on December 31, 2002. As a result of an other comprehensive income charge in 2002 related to the decline in value of pension plan assets, the company was not in compliance with the tangible net worth covenant of the Revolver at December 31, 2002. On February 26, 2003, the company received a written notice from the bank group approving the waiver of this covenant and agreeing to amend the loan agreement so as to base the covenant on total net worth and to exclude other comprehensive income adjustments from the covenant calculation currently and in future periods. On March 26, 2003, the company entered into the amendment to the Revolver giving effect to this change.

In 2002, 2001 and 2000, the company realized $0.7 million, $0.8 million and $0.8 million, respectively, in proceeds from the exercise of stock options. In 2002 and 2001, the company realized $1.6 million and $0.5 million, respectively, in proceeds from the issuance of shares under the employee stock purchase plan.

The company’s need for, cost of, and access to funds are dependent on future operating results, the company’s growth and acquisition activity, as well as conditions external to the company. In 2002, the company increased the capacity of its revolving credit facility from $20 million to $50 million to enable pursuit of the company’s acquisition strategy. In 2003, the company will continue to consider acquisition opportunities which align with its strategic objectives, along with the possibility of utilizing the revolving credit facility as a source of financing.

Commitments and Contingencies

At December 31, 2002, the company was guarantor on a $0.2 million line of credit for a small disadvantaged business in which the company owns a 40% interest and has continuing business relationships. There was $0.2 million drawn on the line of credit at December 31, 2002, which expires on March 31, 2003. At December 31,  2002, the company’s investment in this business was $0.2 million and was included in other noncurrent assets.

The company has change of control agreements with certain employees of the company providing them with benefits if their employment with the company is terminated, other than for cause or their disability or death, or if they resign for good reason within a certain period of time from the date of any change of control of the company.

On December 26, 2002, the company entered into an installment payment agreement in connection with the acquisition of its enterprise business system software. The company made the first payment on January 26, 2003 and the second and last payment is due on January 26, 2004. The company recorded the liability using an imputed interest rate of 3.38%, which was its effective borrowing rate at December 31, 2002. The obligation is reflected in the table below as a purchase commitment.

Contractual obligations at December 31, 2002 were as follows:

	Payments due by period

	Less than 1 year	2-3 years	4-5 years	After 5 years	Total

(in thousands of dollars)

Notes payable and revolver	$14,644	—	—	—	$14,644
Long term debt	500	$1,000	$1,000	$6,250	8,750
Operating leases	4,169	5,254	474	—	9,897
Purchase commitments	350	554	—	—	904

Total contractual obligations	$19,663	$6,808	$1,474	$6,250	$34,195

As a defense contractor, the company is subject to many levels of audit and review from various government agencies, including the Defense Contract Audit Agency, the Inspector General, the Defense Criminal Investigative Service, the General Accounting Office, the Department of Justice and congressional committees. Both related to and unrelated to its defense industry involvement, the company is, from time to time, involved in audits, lawsuits, claims, administrative proceedings and investigations. The company accrues for liabilities associated with these activities when it becomes probable that future expenditures will be made and such expenditures can be reasonably estimated. The company’s evaluation of the likelihood of expenditures related to these matters is subject to change in future periods, depending on then current events and circumstances, which could have material adverse effects on the company’s results of operations, financial position and cash flows.

As previously disclosed, on October 26, 2000, two former company employees were indicted for conspiracy to defraud the United States Air Force and pled guilty. The United States Attorney’s office continues to discuss the possibility of civil liability on the part of the company arising from the former employees’ conspiracy to defraud the

Dynamics Research Corporation

United States Air Force of a claimed $10 million dollars, a substantial portion of which has been recovered. If a suit is brought the company will vigorously defend itself. The company does not have a sufficient basis to determine whether this matter will have a material adverse effect on the company’s financial position or results of operations.

On September 5, 2002, Genesis Tactical Group LLC (“Genesis”) asserted a cross-claim against Lockheed Martin Corporation (“Lockheed”) seeking $50 million in damages and against the company seeking $35 million in damages. These cross-claims arise out of a suit filed on July 30, 2002 by Lockheed against Tactical Communications Group LLC, Genesis and the company in the State of New York Supreme Court, County of Onondaga. The Lockheed suit relates to a contract for services which was sold to Genesis by the company pursuant to an asset purchase agreement in 2001. By the terms of the asset purchase agreement the company’s liability is limited to $300,000, other than for intentional misrepresentation, willful breach or fraud. Lockheed has asserted breach of contract and is seeking damages from and performance of the contract by Genesis and unspecified compensatory damages from the company. Genesis’ cross-claims relate to alleged breaches of the contract by Lockheed and for alleged breaches of the asset purchase agreement by the company. The company has asserted claims against Lockheed and Genesis and believes that the Lockheed and Genesis claims against the company are without merit. The parties have exchanged settlement offers while litigation has been postponed. If the company’s settlement offer is accepted, the company would not be obligated to make any payments. While the company believes that the possibility of a material adverse effect on the company’s financial position or results of operations is remote, there can be no assurance as to the outcome.

The company is continuing to provide documents in response to a previously disclosed grand jury subpoena issued on October 15, 2002 by the United States District Court for the District of Massachusetts directing the company to produce specified documents dating back to 1996. The subpoena relates to an investigation, currently focused on the period from 1996 to 1999, by the Antitrust Division of the Department of Justice into bidding and procurement activities involving the company and several other defense contractors who have received similar subpoenas and may also be subjects of the investigation. Although the company is cooperating in the investigation, it does not have a sufficient basis to predict the outcome of the investigation. Should the company be found to have violated the antitrust laws, the matter could have a material adverse effect on the company’s financial position and results of operations.

CRITICAL ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates and assumptions also affect the amount of revenue and expenses during the reported period. Actual results could differ from those estimates. Management must make use of estimates in the areas discussed below.

Revenue Recognition

The company’s systems and services business provides its services under time and materials, cost reimbursable and fixed-price contracts including service type contracts.

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

For cost reimbursable contracts, revenue is recognized as costs are incurred and include a proportionate amount of the fee earned. Cost reimbursable contracts specify the contract fee in dollars or as a percentage of estimated costs. The primary risk on a cost reimbursable contract is that a government audit of direct and indirect costs could result in the disallowance of certain costs, which would directly impact revenue and margin on the contract. Historically, such audits have had no material impact on the company’s revenue and operating income.

Under fixed-price contracts, other than service-type contracts, revenue is recognized under the percentage of completion method, on the basis of costs incurred in relation to estimated total costs to complete the contract. Under service-type contracts, costs incurred are not indicative of progression toward completion of the contract. Revenue from service-type fixed price contracts is recognized ratably over the contract period or by other appropriate output methods to measure services provided, and contract costs are expensed as incurred. The risk to the company on a fixed-price contract is that if actual costs exceed the estimated costs to complete the contract, then profit is eroded or losses are incurred.

For all types of contracts, the company recognizes anticipated contract losses as soon as they become known and estimable. Out-of-pocket expenses that are reimbursable by the customer are included in contract revenue and cost of contract revenue.

Unbilled expenditures and fees on contracts in process are the amounts of recoverable contract revenue that have not been billed at the balance sheet date. Most of the company’s unbilled expenditures and fees relate to revenue that is billed in the month after services are performed. In certain instances, billing is deferred in compliance with contract terms, such as milestone billing arrangements and withholdings. Costs related to United States Government contracts, including applicable indirect costs, are subject to audit by the government. Revenue from such contracts has been recorded at amounts expected to be realized upon final settlement.

Valuation Allowances

The company provides for potential losses against specifically identified accounts receivable and unbilled expenditures and fees on contracts in process based on the company’s expectation of a customer’s inability to pay. These amounts are based upon specific identification of potential uncollectible accounts. In addition, payment to the company for performance on United States Government contracts are subject to audit by the Defense Contract Audit Agency. The company provides an estimated reserve for adjustments resulting from rate negotiations and audit findings. The company routinely provides for these items when they are identified and can be reasonably estimated. Due to the diversity of contracts with the United States Government, it is not probable that the company will incur a material loss.

Intangible and Other Long-Lived Assets

The company uses assumptions in establishing the carrying value, fair value and estimated lives of intangible and other long-lived assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the asset carrying value may not be recoverable. Recoverability is measured by a comparison of the asset’s continuing ability to generate positive income from operations and positive cash flow in future periods compared to the carrying value of the asset. If assets are considered to be impaired, the impairment is recognized in the period of identification and is measured as the amount by which the carrying value of the asset exceeds the fair value of the asset.

The useful lives and related amortization of intangible assets are based on their estimated residual value in proportion to the economic benefit consumed. The useful lives and related depreciation of other long-lived assets are based on the company’s estimate of the period over which the asset will generate revenue or otherwise be used by the company.

Goodwill

The company assesses goodwill for impairment at the segment level at least once per year by applying a fair value test. Goodwill could be impaired due to market declines, reduced expected future cash flows, or other factors or events. Should the fair value of goodwill, as determined by the company at any measurement date, fall below its carrying value, a charge for impairment of goodwill would occur in that period.

Business Combinations

During 2002, the company acquired two companies, HJ Ford and ANDRULIS. All assets and liabilities acquired have been recorded at their fair values at the date of the acquisition and the results of operations are included in the consolidated financial statements from the date of acquisition. The company has determined the fair value of all assets acquired and liabilities assumed. The company has utilized an independent valuation specialist to determine the fair value of intangible assets acquired in order to allocate a portion of the purchase price related to intangible assets.

Pensions

Accounting and reporting for the company’s pension plan requires the use of assumptions, including but not limited to, discount rate, rate of compensation increases and expected return on invested assets. If these assumptions materially differ from actual results, the company’s obligations under the pension plan could also materially differ, requiring the company to record an additional pension liability.

Dynamics Research Corporation

New Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standard SFAS (“SFAS”) No. 145, Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. It rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, SFAS No. 44, Accounting for Intangible Assets of Motor Carriers and SFAS No. 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 also amends SFAS No. 13, Accounting for Leases, to eliminate the inconsistency in the required accounting for sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The new rule is effective for the company beginning January 1, 2003. The adoption of SFAS No.145 is not expected to have a material impact on the company’s financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of SFAS No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN No. 45 clarifies requirements relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN No. 45 requires that upon issuance of a guarantee, companies recognize a liability for the fair value of the obligation it assumes under that guarantee. The company adopted the annual disclosure provisions of FIN No. 45 in the year ended December 31, 2002. The company will adopt the provisions for initial recognition and measurement and the interim disclosures during the first quarter of 2003. The company does not expect the adoption of FIN No. 45 to have a material effect on the consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to the exit or disposal plan. The new rule is effective for the company beginning January 1, 2003. The adoption of SFAS No. 146 is not expected to have a material impact on the company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of SFAS No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. Also, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in interim financial statements in addition to the annual disclosures about the effect the fair value method would have had on reported results. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The company intends to continue to account for stock options under APB No. 25.

IMPACT OF INFLATION AND CHANGING PRICES

Overall, inflation has not had a material impact on the company’s operations. Additionally, the terms of Department of Defense contracts, which accounted for approximately 80% of revenue in 2002, are generally one year and include salary increase factors for future years, thus reducing the potential impact of inflation on the company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company is subject to interest rate risk associated with our Mortgage and Revolver where interest payments are tied to either the LIBOR or prime rate. At any time a sharp rise in interest rates could have an adverse effect on net interest expense as reported in the Consolidated Statements of Operations. A full percentage point increase in the interest rate on the balance of the Mortgage and Revolver at December 31, 2002, would result in a $0.1 million increase in interest expense per year. The company does not currently hedge these interest rate exposures.

The company presently has minimal exposure to market interest rates with regard to investments. The company’s cash investments, which consisted primarily of money market accounts, were liquidated during 2002 to finance two acquisitions.

The company has no significant exposure to foreign currency fluctuations. Foreign sales, which are nominal, are primarily denominated in United States dollars.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Dynamics Research Corporation

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders

Dynamics Research Corporation:

We have audited the accompanying Consolidated Balance Sheets of Dynamics Research Corporation and Subsidiaries (the “company”) as of December 31, 2002 and 2001, and the related Consolidated Statements of Operations, Changes in Stockholders’ Equity and Comprehensive Income (Loss) and Cash Flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the accompanying financial statements present fairly, in all material respects, the consolidated financial position of the company as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/    KPMG LLP

Boston, Massachusetts

March 26, 2003

CONSOLIDATED BALANCE SHEETS

December 31,	2002	2001

(in thousands of dollars, except share and per share data)

ASSETS
Current assets
Cash and cash equivalents	$1,076	$15,653
Receivables, net of allowances of $373 in 2002 and $1,271 in 2001	29,819	21,608
Unbilled expenditures and fees on contracts in process	26,614	22,876
Prepaid expenses and other current assets	1,727	1,242
Discontinued operations	3,432	4,210

Total current assets	62,668	65,589

Noncurrent Assets
Net property, plant and equipment	15,608	14,422
Deferred income taxes	1,559	—
Goodwill and intangible assets, net of amortization	30,235	—
Other noncurrent assets	1,275	635
Discontinued operations	331	175

Total noncurrent assets	49,008	15,232

Total assets	$111,676	$80,821

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long term debt	$500	$500
Notes payable and revolver	14,644	—
Current deferred income taxes	6,524	4,664
Accounts payable	12,334	11,543
Accrued payroll and employee benefits	11,898	11,140
Other accrued expenses	3,531	2,089
Discontinued operations	1,009	305

Total current liabilities	50,440	30,241

Long term liabilities
Long term debt, less current portion	8,250	8,750
Deferred income taxes	—	2,361
Accrued pension liability	11,778	1,922
Other long term liabilities	1,399	409

Total long term liabilities	21,427	13,442

COMMITMENTS AND CONTINGENCIES
Stockholders’ Equity
Preferred stock, par value, $.10 per share 5,000,000 shares authorized, none issued	—	—
Common stock, par value, $.10 per share:
Authorized – 30,000,000 shares
Issued – 9,543,606 shares in 2002 and 9,320,036 in 2001	954	932
Treasury stock – 1,379,426 shares in 2002 and 2001	(138)	(138)
Capital in excess of par value	33,844	31,331
Unearned compensation	(816)	(992)
Accumulated other comprehensive loss	(6,881)	(608)
Retained earnings	12,846	6,613

Total stockholders’ equity	39,809	37,138

Total liabilities and stockholders’ equity	$111,676	$80,821

The accompanying notes are an integral part of these consolidated financial statements.

Dynamics Research Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31,	2002	2001	2000

(in thousands of dollars, except share and per share data)

Revenue
Contract revenue	$184,994	$179,350	$172,774
Product sales	7,616	10,914	9,753

Total revenue	192,610	190,264	182,527
Costs and expenses
Cost of contract revenue	156,441	155,394	156,327
Cost of product sales	5,238	5,813	5,289
Selling, engineering and administrative expenses	17,910	16,047	14,327
Amortization of intangible assets	374	—	—

Total operating costs and expenses	179,963	177,254	175,943
Operating income	12,647	13,010	6,584

Other income (expense), net	67	(193)	—
Interest expense, net	(421)	(841)	(1,841)

Income from continuing operations before provision for income taxes	12,293	11,976	4,743
Provision for income taxes	4,936	4,874	1,935

Income from continuing operations	7,357	7,102	2,808

Income (loss) from discontinued operations, net of tax benefit of $741 in 2002, $425 in 2001 and tax expense of $1,074 in 2000	(1,124)	(619)	1,545
Gain on disposal of discontinued operations, net of tax expense of $43 in 2001 and $143 in 2000	—	62	206

Net income	$6,233	$6,545	$4,559

INCOME (LOSS) PER SHARE
Per common share – basic
Income from continuing operations	$.92	$.92	$.37
Income (loss) from discontinued operations	(.14)	$(.08)	.20
Gain on disposal of discontinued operations	—	.01	.03

Net income per basic share	$.78	$.85	$.60

Per common share – diluted
Income from continuing operations	$.83	$.88	$.36
Income (loss) from discontinued operations	(.13)	(.08)	.20
Gain on disposal of discontinued operations	—	.01	.03

Net income per diluted share	$.70	$.81	$.59

WEIGHTED AVERAGE SHARES OUTSTANDING
Weighted average shares outstanding – basic	7,989,793	7,674,608	7,541,376
Dilutive effect of options	887,376	414,477	151,780

Weighted average shares outstanding – diluted	8,877,169	8,089,085	7,693,156

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

For the three years ended December 31, 2002	Preferred Stock		Common Stock				Capital in Excess of Par Value	Unearned Compensation	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total
			Issued		Treasury Stock

	Shares	Par Value	Shares	Par Value	Shares	Par Value

(in thousands)

Balance at December 31, 1999	—	—	8,743	$874	(1,379)	$(138)	$27,560	$—	$—	$(4,491)	$23,805

2000 ACTIVITY
Issuance of common stock	—	—	223	22	—	—	789	—	—	—	811
Stock compensation expense	—	—	15	2	—	—	112	—	—	—	114
Net income	—	—	—	—	—	—	—	—	—	4,559	4,559

Balance at December 31, 2000	—	—	8,981	898	(1,379)	(138)	28,461	—	—	68	29,289

2001 ACTIVITY
Issuance of common stock	—	—	194	20	—	—	1,329	—	—	—	1,349
Issuance of restricted stock	—	—	145	14	—	—	1,330	(1,082)	—	—	262
Amortization of compensation expense	—	—	—	—	—	—	—	90	—	—	90
Accumulated other comprehensive loss(1)	—	—	—	—	—	—	—	—	(608)	—	(608)
Tax benefit from stock options exercised	—	—	—	—	—	—	211	—	—	—	211
Net income	—	—	—	—	—	—	—	—	—	6,545	6,545

Balance at December 31, 2001	—	—	9,320	932	(1,379)	(138)	31,331	(992)	(608)	6,613	37,138

2002 ACTIVITY
Issuance of common stock	—	—	227	22	—	—	2,346	—	—	—	2,368
Forfeiture of restricted stock	—	—	(3)	—	—	—	(27)	27	—	—	—
Amortization of compensation expense	—	—	—	—	—	—	—	149	—	—	149
Accumulated other comprehensive loss(1)	—	—	—	—	—	—	—	—	(6,273)	—	(6,273)
Tax benefit from stock options exercised	—	—	—	—	—	—	194	—	—	—	194
Net income	—	—	—	—	—	—	—	—	—	6,233	6,233

Balance at December 31, 2002	—	—	9,544	$954	(1,379)	$(138)	$33,844	$(816)	$(6,881)	$12,846	$39,809

(1)	Comprehensive income (loss) is as follows:

For the year ended December 31,	2002	2001

Net income	$6,233	$6,545
Minimum pension liability adjustment, net of tax effect of $ 4,059 in 2002 and $405 in 2001	(6,273)	(608)

Comprehensive income (loss)	$(40)	$5,937

The accompanying notes are an integral part of these consolidated financial statements.

Dynamics Research Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,	2002	2001	2000

(in thousands of dollars)
OPERATING ACTIVITIES:
Net income	$6,233	$6,545	$4,559
Income (loss) from discontinued operations	(1,124)	(619)	1,545
Gain on disposal of discontinued operations	—	62	206

Income from continuing operations	7,357	7,102	2,808
Adjustments to reconcile net cash provided by (used for) operating activities:
Depreciation	3,192	2,989	3,155
Loss on disposal of assets	—	193	—
Non cash interest expense	92	97	—
Investment income from equity interest	(46)	—	—
Stock compensation expense	149	90	114
Tax benefit from stock options exercised	194	211	—
Amortization of intangible assets	374	—	—
Deferred income taxes provision	343	1,568	3,077

Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	3,422	7,600	3,287
Unbilled expenditures and fees on contracts in process	3,961	1,757	(6,024)
Prepaid expenses and other current assets	(205)	2,584	(2,060)
Accounts payable	(8,734)	(161)	1,118
Accrued payroll and employee benefits	(1,695)	1,109	566
Deferred income taxes	—	33	(147)
Other accrued expenses	1,511	(1,618)	(2,129)

Net cash provided by continuing operations	9,915	23,554	3,765
Net cash provided by discontinued operations	379	948	1,379

Net cash provided by operating activities	10,294	24,502	5,144
INVESTING ACTIVITIES:
Additions to property, plant and equipment	(3,347)	(3,595)	(2,917)
Proceeds from sale of assets	—	100	—
Purchase of businesses, net of cash acquired	(24,321)	—	—
Increase in other assets	(434)	(422)	(212)

Net cash used for continuing operations	(28,102)	(3,917)	(3,129)
Net cash provided by (used for) discontinued operations	(177)	3	(203)

Net cash used for investing activities	(28,279)	(3,914)	(3,332)

FINANCING ACTIVITIES:
Net borrowings (repayments) under revolving credit agreement	2,240	(5,784)	5,784
Repayment of working capital agreement	—	—	(19,700)
Proceeds from mortgage agreement	—	—	17,500
Principal payment under mortgage agreement	(500)	(500)	(250)
Repayment of interim mortgage	—	—	(7,500)
Repayments under loan agreement	(700)	—	—
Proceeds from the exercise of stock options	2,368	1,349	811

Net cash provided by (used for) financing activities	3,408	(4,935)	(3,355)

Net increase (decrease) in cash and cash equivalents	(14,577)	15,653	(1,543)
Cash and cash equivalents at the beginning of year	15,653	—	1,543

Cash and cash equivalents at the end of year	$1,076	$15,653	$—

SUPPLEMENTAL INFORMATION
Cash paid for interest	$440	$858	$2,055
Cash paid for taxes	4,001	2,185	2,893
Restricted stock issued	—	1,344	—
Fair value of assets of acquired companies	$21,498
Cash paid for acquired companies	(24,321)
Issuance of notes payable	(12,404)

Liabilities assumed of acquired companies	$(15,227)

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

Dynamics Research Corporation (“company”) is an innovative solutions provider, partnering with customers to apply proven processes and technology. The company delivers engineering, logistics and information technology services and precision manufactured products that enhance the performance and cost effectiveness of its customers’ mission critical systems.

On October 18, 2002, the company announced that it was actively pursuing the divestiture of the Encoder Division, a manufactured products business, (previously reported as a segment) due to continued weakness in the manufacturing sector (see Note 4). In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the consolidated financial statements of the company have been restated to reflect the discontinuation of the Encoder Division (see Note 4).

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

REVENUE RECOGNITION

The company’s Systems and Services Segment provides its services under time and materials, cost reimbursable and fixed-price contracts including service-type contracts.

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

For cost reimbursable contracts, revenue is recognized as costs are incurred and include a proportionate amount of the fee earned. Cost reimbursable contracts specify the contract fee in dollars or as a percentage of estimated costs. The primary risk on cost reimbursable contracts is that a government audit of direct and indirect costs could result in the disallowance of certain costs, which would directly impact revenue and operating income. Historically, such audits have had no material impact on the company’s revenue and operating income.

Under fixed-price contracts, other than service-type contracts, revenue is recognized under the percentage of completion method, on the basis of costs incurred in relation to estimated total costs to complete the contract. Under service-type contracts, costs incurred are not indicative of progression toward completion of the contract. Revenue from service-type fixed price contracts is recognized ratably over the contract period or by other appropriate output methods to measure services provided, and contract costs are expensed as incurred. The risk to the company on a fixed-price contract is that if actual costs exceed the estimated costs to complete the contract, then profit is eroded or losses are incurred.

Dynamics Research Corporation

The company does not recognize revenue associated with amounts claimed under a contract that are not agreed to by the customer. For all types of contracts, the company recognizes anticipated contract losses as soon as they become known and estimable. Out-of-pocket expenses that are reimbursable by the customer are included in cost of contract revenue and contract revenue.

The company’s Metrigraphics Segment generally recognizes revenue from product sales, less estimated returns, at the time of shipment.

INCOME TAXES

The company accounts for income taxes using the asset and liability method in accordance with SFAS No. 109, Accounting for Income Taxes, pursuant to which deferred income taxes are recognized based on temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the temporary differences are expected to reverse. Valuation allowances are provided if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

CASH AND CASH EQUIVALENTS

All cash investments, which consist primarily of money market accounts, have original maturities of three months or less and are classified as cash equivalents.

UNBILLED EXPENDITURES AND FEES ON CONTRACTS IN PROCESS

Unbilled expenditures and fees on contracts in process include work-in-process which will be billed in accordance with contract terms and delivery schedules, as well as amounts billable upon final execution of contracts, contract completion, milestones or completion of rate negotiations. Generally, unbilled expenditures and fees on contracts in process are expected to be collected within one year. Payments to the company for performance on certain United States Government contracts are subject to audit by the Defense Contract Audit Agency. Revenue has been recorded at amounts expected to be realized upon final settlement.

CONCENTRATION OF RISK

A majority of the company’s revenue is derived from United States Government agencies, primarily the Department of Defense. Any cancellations or modifications of the company’s significant contracts or subcontracts, or failure by the government to exercise option periods relating to those contracts or subcontracts, could adversely affect the company’s financial condition and results of operations. It is not possible to predict whether defense budgets will increase or decline, but any significant decline in defense spending could negatively affect our business. A significant portion of the company’s federal government contracts are renewable on an annual basis, or are subject to the exercise of contractual options. The government has the right to terminate contracts for convenience. Multi-year contracts often require funding actions by the government on an annual or more frequent basis. The company could experience material adverse consequences should such funding actions or other approvals not be taken. In addition to contract cancellations and declines in government budgets, the company’s financial condition and results of operations may be adversely affected by competition within a consolidating defense industry, increased government regulation and general economic conditions.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market, and consist of materials, labor and overhead. There are no amounts in inventories relating to contracts having production cycles longer than one year. Work-in-process, raw materials and subassemblies were $58,000 and $28,000 in 2002 and 2001, respectively.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Plant and equipment are depreciated principally on a straight-line basis over their estimated useful lives. Useful lives for equipment range from three to eight years. The corporate office building has a useful life of 31 years. Leasehold improvements are amortized over the shorter of the remaining term of the lease or the life of the related asset.

December 31,	2002	2001

(in thousands of dollars)
Land	$1,126	$1,126
Building	9,109	8,587
Machinery and equipment	32,837	41,307
Leasehold improvements	2,390	2,569

Total property, plant and equipment, at cost	45,462	53,589
Less accumulated depreciation and amortization	29,854	39,167

Net property, plant and equipment	$15,608	$14,422

During 2002, the company recorded disposals, excluding discontinued operations, of $12.1 million of fully depreciated machinery, equipment and leasehold improvements, and the associated accumulated depreciation.

GOODWILL AND INTANGIBLE ASSETS

Goodwill is recorded when the consideration paid for acquisitions exceeds the fair value of net intangible assets acquired. In June 2001, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no long be amortized, but rather be tested annually for impairment. In accordance with SFAS No. 141, goodwill recorded in conjunction with the company’s acquisitions of HJ Ford Associates, Inc. (“HJ Ford”) and Andrulis Corporation (“ANDRULIS”), in May 2002 and December 2002, respectively, was not amortized (see Note 11).

IMPAIRMENT OF GOODWILL AND LONG-LIVED ASSETS

Goodwill and intangible assets with indefinite lives are tested annually for impairment in accordance with provisions of SFAS No. 142. The company’s impairment review will be based on a fair value test. The company will use its judgment in assessing whether assets may have become impaired between annual impairment tests. Indicators such as unexpected adverse business conditions, economic factors, unanticipated technological change or competitive activities, loss of key personnel and acts by governments and courts may signal that an asset has been impaired. Should the fair value of goodwill, as determined by the company at any measurement date, fall below its carrying value, a charge for impairment of goodwill will be recorded in the period.

Intangible assets with estimated lives and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with SFAS No. 144. Recoverability of intangible assets with estimated lives and other long-lived assets is measured by a comparison of the carrying amount of an asset or asset group to future net undiscounted pretax cash flows expected to be generated by the asset or asset group. If these comparisons indicate that an asset is not recoverable, the company will recognize an impairment loss in the amount by which the carrying value of the asset or asset group exceeds the related estimated fair value. Estimated fair value is based on either discounted future pretax operating cash flows or appraised values, depending on the nature of the asset. The company determines the discount rate for this analysis based on the expected internal rate of return of the related business and does not allocate interest charges to the asset or asset group being measured. Considerable judgment is required to estimate discounted future operating cash flows.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, accounts receivable, unbilled expenditures and fees on contracts in process, and accounts payable approximate fair value because of the short term nature of these instruments. The fair value of each of the debt instruments approximates carrying value because these agreements bear interest at variable market rates.

Dynamics Research Corporation

STOCK-BASED COMPENSATION

The company has stock option plans, which are described in more detail in Note 8. The company accounts for stock option plans under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The following table illustrates the effect of net income and net income per common share if the company had applied the fair value based method of SFAS No. 123, Accounting for Stock-Based Compensation, to all outstanding and unvested awards in each period to record expense for stock option compensation.

For the years ended December 31,	2002	2001	2000

(in thousands of dollars, except per share data)
Net income as reported	$6,233	$6,545	$4,559
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,895)	(2,662)	(765)

Pro forma net income	$2,338	$3,883	$3,794

Income per share:
Basic—as reported	.78	.85	.60
Basic—pro forma	.29	.51	.50
Diluted—as reported	.70	.81	.59
Diluted—pro forma	.28	.51	.50

The weighed average fair value of options granted was $13.69 in 2002, $7.02 in 2001 and $6.40 in 2000. The fair value of each option grant for the company’s plans is estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted average assumptions.

For the years ended December 31,	2002	2001	2000

Expected volatility	63.68%	73.19%	72.64%
Dividend yield	—	—	—
Risk-free interest rate	5.0%	5.4%	5.0%
Expected life in years	8.3	8.6	9.6

NEW ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. It rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, SFAS No. 44, Accounting for Intangible Assets of Motor Carriers and SFAS No. 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 also amends SFAS No. 13, Accounting for Leases, to eliminate the inconsistency in the required accounting for sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The new rule is effective for the company beginning January 1, 2003. The adoption of SFAS No.145 is not expected to have a material impact on the company’s financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to the exit or disposal plan. The new rule is effective for the company beginning January 1, 2003. The adoption of SFAS No. 146 is not expected to have a material impact on the company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of SFAS No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. Also, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in interim financial statements in addition to the annual disclosures about the effect the fair value method would have had on reported results. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. As permitted by SFAS No. 148, the company continues to apply the disclosure alternative adopted under SFAS 123 to account for its stock option grants to employees, under which compensation expense is not typically recognized.

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of SFAS No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN No. 45 clarifies requirements relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN No. 45 requires that upon issuance of a guarantee, companies recognize a liability for the fair value of the obligation it assumes under that guarantee. The company adopted the annual disclosure provisions of FIN No. 45 in the year ended December 31, 2002. The company will adopt the provisions for initial recognition and measurement and the interim disclosures during the first quarter of 2003. The company does not expect the adoption of FIN No. 45 to have a material effect on the consolidated financial statements.

INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. For years in which there is net income, diluted income per share is determined using the weighted average number of common and dilutive common equivalent shares outstanding during the period unless the effect is antidilutive.

Due to their antidilutive effect, 75,600, 7,500 and 437,500 stock options were excluded from the calculation of earnings per share in 2002, 2001 and 2000, respectively.

2. CONTRACTS IN PROCESS AND CONTRACT LOSS PROVISIONS

Unbilled expenditures and fees on contracts in process with the United States Government were $17.0 million and $16.5 million at December 31, 2002 and 2001, respectively. Receivables under United States Government contracts were $7.5 million and $11.1 million at December 31, 2002 and 2001, respectively.

In 1997, the company entered into a fixed-price software development contract with the Colorado Department of Human Services. During the period of performance, this contract incurred cost overruns, and management anticipated additional overruns that were provided for in the company’s results of operations. The company provided $3.9 million in 2001 and $2.7 million in 2000 for current and anticipated losses. Implementation of the project was completed on April 12, 2002. The maintenance period expired in the fourth quarter of 2002 and the warranty period will expire in the second quarter of 2003. At the completion of the project in 2002, the company reduced contract reserves by $0.6 million, as the actual costs were less than previously estimated.

3. RESTRUCTURING

In response to lower than expected demand in certain sectors of the company’s business, as well as the need to maintain a competitive cost structure, the company incurred involuntary separation costs for 85 employees, excluding discontinued operations, in 2002. All operating groups and functions of the company were affected. Costs associated with these terminations totaled $0.8 million and are included in reported operating results for 2002, with $0.6 million charged to cost of contract revenue and $0.2 million charged to selling, engineering and administrative expenses. An accrual of $0.2 million remains at December 31, 2002 and is expected to be paid in the first half of 2003.

During 2000, the company paid approximately $0.9 million related to severance costs and outplacement services for 58 employees. During the fourth quarter of 2000, the company determined that $0.1 million of reserves related to a specific business unit were no longer necessary, and reversed those reserves against cost of contract revenue. The remaining restructuring reserve of $0.2 million at December 31, 2000 was paid during the first half of 2001.

Dynamics Research Corporation

4. DISCONTINUED OPERATIONS

On October 18, 2002, the company announced that it was actively pursuing the divestiture of the Encoder Division. Effective in the fourth quarter of 2002, and in accordance with SFAS No. 144, the Encoder Division has been reflected as discontinued operations for all periods presented in the company’s financial statements. Accordingly, the revenue, costs, expenses, assets, liabilities and cash flows of the Encoder Division have been reported separately in the Consolidated Statements of Operations, Consolidated Balance Sheets and Consolidated Statements of Cash Flows for all periods presented. The results of discontinued operations do not reflect any interest expense or any allocation of corporate general and administrative expense.

Loss from discontinued operations for 2002 was $1.1 million, or $0.13 per diluted share, compared with a loss of $0.6 million, or $0.08 per diluted share for 2001 and income of $1.5 million, or $0.20 per share for 2000.

Current assets of discontinued operations consist of the following:

December 31,	2002	2001

(in thousands of dollars)
Receivables, net	$1,111	$1,229
Inventory, net	2,316	2,932
Prepaid expenses and other current assets	5	49

Total current assets	$3,432	$4,210

Noncurrent assets of discontinued operations consist of net property, plant and equipment and were $0.3 million and $0.2 million at December 31, 2002 and 2001, respectively.

Current liabilities of discontinued operations consist of the following:

December 31,	2002	2001

(in thousands of dollars)
Accounts payable	$233	$173
Accrued payroll and employee benefits	127	126
Other accrued expenses	649	6

Total liabilities	$1,009	$305

As of December 31, 2002, and in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the company reviewed the possible impairment of assets associated with the Encoder Division and determined that an impairment charge was not required. However, there can be no assurance as to whether an impairment charge will be required in future periods, depending on then current events and circumstances.

The company recognizes royalty income associated with the company’s 1999 sale of its discontinued Telecommunications Fraud Control business on a cash basis and reported $0.1 million and $0.2 million of royalty income, after tax, in 2001 and 2000, respectively. In the first quarter of 2003 the company received a final royalty payment associated with this transaction of $0.7 million, and will include $0.4 million, net of tax, in results from discontinued operations during 2003.

5. INCOME TAXES

Total income tax expense (benefit) was allocated as follows:

For the years ended December 31,	2002	2001	2000

(in thousands of dollars)
Income from continuing operations	$4,936	$4,874	$1,935
Discontinued operations	(741)	(382)	1,217
Stockholders’ equity for compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(194)	(211)	—
Other comprehensive income	(4,059)	(405)	—

Total, net	$(58)	$3,876	$3,152

The components of the provision (benefit) for federal and state income taxes from continuing operations are as follows:

For the years ended December 31,	2002	2001	2000

(in thousands of dollars)
Currently payable
Federal	$3,862	$2,702	$(996)
State	731	604	(146)

	4,593	3,306	(1,142)
Deferred
Federal	208	1,518	2,421
State	135	50	656

	343	1,568	3,077

	$4,936	$4,874	$1,935

The major items contributing to the difference between the statutory United States federal income tax rate of 34% and the company’s effective tax rate on income from continuing operations are as follows:

For the years ended December 31,	2002	2001	2000

(in thousands of dollars)
Provision at statutory rate	$4,179	$4,072	$1,612
State income taxes, net of federal tax benefit	569	432	337
Decrease in valuation allowance	(7)	—	—
Other, net	195	370	(14)

Total provision for income taxes	$4,936	$4,874	$1,935

As of December 31, 2002, the company had federal and state net operating loss carryforwards of $2.1 million. The company intends to fully utilize the carryforwards, which expire in 2022, to reduce future taxable income.

The company has a valuation allowance that relates to a capital loss carryforward for which there is a 5-year carryforward period that expires in 2004. In 2002, the valuation allowance decreased by $7,000.

Dynamics Research Corporation

The tax effects of significant temporary differences that comprise deferred tax assets and liabilities are as follows:

December 31,	2002	2001

(in thousands of dollars)
Pension liability	$4,456	$405
Accrued expenses	3,235	2,892
Net operating loss and credit carryforward	727	163
Inventory reserves	651	597
Capital loss carryforward	442	449
Receivables reserves	227	541
Alternative minimum tax credit carryforward	—	153
Other	—	432

	9,738	5,632

Valuation allowance	(442)	(449)

Total deferred tax assets, net	9,296	5,183

Unbilled costs and fees and deferred contract revenue, net	(10,205)	(9,143)
Fixed assets and intangibles	(1,624)	(899)
Domestic International Sales Corporation deferral	(1,609)	(1,885)
Other	(823)	(281)

Total deferred tax liability	(14,261)	(12,208)

Total deferred tax liability, net	$(4,965)	$(7,025)

Management believes that it is more likely than not that deferred tax assets will be realized.

6. EMPLOYEE BENEFIT PROGRAMS

In December 2001, the Board of Directors approved actions to proceed with amendments limiting future increases in benefits under the company’s Defined Benefit Pension Plan, (the “Plan”) freezing membership in the Plan, and providing for improvements to the company’s 401(k) Plan. Accordingly, the approval to amend the Defined Benefit Pension Plan resulted in a curtailment loss of $0.8 million in the fourth quarter of 2001.

In February 2002, the Board of Directors approved the specific retirement program changes that limited future increases in benefits under the company’s Plan, froze membership in the Plan, and provided for improvements to the company’s 401(k) Plan. Actual changes to the company’s Plan and 401(k) Plan were effective July 1, 2002.

The company’s Plan is non-contributory covering substantially all employees of the company who completed a year of service prior to July 1, 2002. This benefit, available to participants, will increase by 3% each year while an employee is working at the company. Employees must be actively employed on the last day of the year to receive this increase in benefits.

The company’s funding policy is to contribute at least the minimum amount required by the Employee Retirement Income Security Act of 1974. Additional amounts are contributed to assure that plan assets will be adequate to provide retirement benefits. Contributions are intended to provide for benefits earned through the Plan curtailment, as well as the 3% annual increases thereafter.

Periodic Pension Cost

For the years ended December 31,	2002	2001	2000

(in thousands of dollars)
Service cost – benefits earned during the period	$1,168	$2,470	$2,322
Interest cost on projected benefit obligation	3,487	3,476	3,240
Expected return on plan assets	(3,785)	(3,684)	(3,450)
Amortization of prior service cost	—	220	220
Amortization of transition obligation	—	35	35
Recognized actuarial loss	102	72	—

Net periodic pension cost	972	2,589	2,367
Recognized curtailment loss	—	819	—

Net periodic pension cost including curtailment loss	$972	$3,408	$2,367

Changes in Benefit Obligations

December 31,	2002	2001

(in thousands of dollars)
Projected benefit obligation at beginning of year	$50,712	$49,485
Service cost – benefits earned during the period	1,168	2,403
Interest cost on projected benefit obligation	3,487	3,476
Benefits paid	(1,641)	(1,502)
Actuarial (gain) loss	1,838	(3,150)

Projected benefit obligation at end of year	$55,564	$50,712

Change in Plan Assets

December 31,	2002	2001

(in thousands of dollars)
Fair value of plan assets at beginning of year	$42,034	$40,421
Actual return on plan assets	(5,027)	708
Employer contributions	1,609	2,480
Benefits and expenses paid	(1,676)	(1,575)

Fair value of plan assets at end of year	$36,940	$42,034

Dynamics Research Corporation

Funded Status

December 31,	2002	2001

(in thousands of dollars)
Plan assets less than projected benefit obligation	$(18,624)	$(8,678)
Unrecognized net actuarial loss	16,742	6,159

Accrued pension liability	$(1,882)	$(2,519)

Weighted Average Assumptions

December 31,	2002	2001

Discount rate	6.75%	7.00%
Rate of compensation increase	4.00%	4.00%
Expected rate of return on assets	9.00%	9.00%

The majority of plan assets are invested in equity securities. The plan asset allocation is designed to achieve a long term return in excess of 9%. Changes in the fair market value of plan assets will affect pension expense in future years as gains and losses, compared with expected returns, are amortized to expense. At December 31, 2002, the Plan was underfunded relative to its accumulated benefit obligation. This resulted in the company recording an additional liability of $10.3 million in 2002 to reflect the required minimum pension liability amount of $11.3 million. This amount is recorded, net of the related tax effect, as a component of accumulated other comprehensive income.

Additional Liability at December 31,	2002	2001

(in thousands of dollars)
Accumulated benefit obligation at end of year	$50,168	$45,566

Unfunded accumulated benefit obligation	13,227	3,532
Accrued pension liability	(1,882)	(2,519)

Additional minimum liability	$11,345	$1,013

The company also maintains a cash or deferred savings plan (the “401(k) Plan”). All employees are eligible to elect to defer a portion of their salary and contribute the deferred portion to the 401(k) Plan. Through June 30, 2002, the company contributed an amount equal to 25% of the first 6% of an employee’s contribution to the 401(k) Plan. Effective July 1, 2002, the company amended the 401(k) Plan, increasing the matching contributions to 50% of the first 6% of the employee contribution to the 401(k) Plan. In addition, the company added a core contribution for all employees, where the company contributes 1.5% of employee’s eligible wages each pay period, even if employees do not contribute to the 401(k) Plan. Further, the company added a discretionary profit sharing component to the 401(k) Plan.

The company contributed $1.5 million in matching contributions and $0.7 million in core contributions to the plan for 2002 and a total contribution of $0.9 million for each of 2001 and 2000 in the matching contributions. Employee contributions and the company’s matching and core contributions are invested in one or more collective investment funds at the participant’s direction. The company’s matching and core contributions are subject to forfeitures of any nonvested portion if termination occurs within the first five years of employment.

The company has a Supplemental Executive Retirement Plan (“SERP”) for certain former key employees providing for annual benefits commencing on the sixth anniversary of the executive’s retirement. The cost of these benefits is being charged to expense and accrued using a projected unit credit method. Expense related to this plan was $22,300 in both 2002 and 2001 and $12,000 in 2000.

On October 31, 2000, the Board of Directors approved a deferred compensation plan. The plan provides certain employees of the company the ability to annually elect to defer up to 100% of any cash incentive payments from the company and any salary in excess of the FICA earnings ceiling. Employee contributions are invested in selected mutual funds held within a Rabbi Trust. These investments, which the company has classified as trading securities in accordance with SFAS No. 115, are included in other noncurrent assets and recorded at fair value. Amounts recorded as deferred compensation liabilities for certain employees are measured based on the fair value of investments due to participants. Changes in obligations to participants are reflected as compensation expense. At December 31, 2002 and 2001, $0.7 million and $0.4 million, respectively, had been deferred under the plan.

The company also has a deferred compensation plan under which nonemployee directors may elect to defer their directors’ fees. Amounts deferred for each participant are credited to a separate account, and interest at the lowest rate at which the company borrowed money during each quarter or, if there was no such borrowing, at the prime rate, is credited to such account quarterly. The balance in a participant’s account is payable in a lump sum or in installments when the participant ceases to be a director. In 2001, as allowed under this plan, deferred compensation balances having an aggregate value of approximately $0.3 million were converted into 23,577 shares of restricted company stock, based upon the fair market value of the stock at the date of conversion.

7. DEBT

Total debt outstanding at December 31, 2002 of $23.4 million consisted of a mortgage loan on the company’s headquarters building in the amount of $8.8 million, $12.4 million in notes payable associated with the purchase of ANDRULIS, and an outstanding balance of $2.2 million on the company’s revolving credit agreement. The $12.4 million in notes payable had an interest rate of 4.0% and a maturity date of January 3, 2003. In January 2003, the notes payable associated with the purchase of ANDRULIS were paid in full with proceeds from the company’s revolving credit agreement.

Effective June 28, 2002, the company obtained a $50 million unsecured revolving credit agreement (the “Revolver”), replacing the previous revolver. The Revolver has a three-year term and is available to the company for general corporate purposes, including strategic acquisitions. The fee on the unused portion of the Revolver ranges from 0.2% to 0.5% depending on the outstanding balance and is payable quarterly in arrears. The company has the option to elect on a fixed 30, 60 or 90-day term, an interest rate of LIBOR plus 2.0% or the prime rate on any outstanding balance. Interest on the outstanding balance of the Revolver is payable monthly under the prime rate option or at the end of the elected term for the LIBOR rate option. At December 31, 2002, the outstanding balance under the Revolver was $2.2 million, which was the maximum outstanding balance for the year. The interest rate on the balance outstanding under the Revolver was 4.25% based on the prime rate at December 31, 2002. At December 31, 2001, there was no outstanding balance under the previous revolving credit agreement.

The company has a 10-year mortgage loan (the “Mortgage”), dated June 12, 2000, as amended and restated on June 28, 2002, on the corporate office facility in Andover, Massachusetts. The outstanding balance of the Mortgage was $8.8 million at December 31, 2002. The agreement requires quarterly principal payments of $125,000, with a final payment of $5 million in May 2010 (see Note 9). Interest on the Mortgage accrued at the rate of LIBOR plus 2.5% through November 5, 2001. Effective November 6, 2001, the interest rate under the Mortgage was reduced to LIBOR plus 2.0%. The interest rate on the Mortgage under the 90-day LIBOR option, elected at October 15, 2002, was 3.83%, which was effective at December 31, 2002. The average interest rate under the Mortgage was 3.97% and 6.89% during 2002 and 2001, respectively.

The Revolver and Mortgage agreements, as currently amended, require the company to meet certain financial covenants including maintaining a minimum net worth, cash flow and debt coverage ratios, and limit the company’s ability to incur additional debt, pay dividends, purchase capital assets, sell or dispose of assets, make additional acquisitions or investments, or enter into new leases, among other restrictions. In addition, the loan agreements contain a subjective acceleration clause allowing the lender to require payment upon the occurrence of a material adverse change.

Dynamics Research Corporation

Except as noted herein, the company was in compliance with all loan covenants on December 31, 2002. As a result of an other comprehensive income charge in 2002 related to the decline in value of pension plan assets, the company was not in compliance with the tangible net worth covenant of the Revolver at December 31, 2002. On February 26, 2003 the company received a written notice from the bank group approving the waiver of this covenant and agreeing to amend the loan agreement so as to base the covenant on total net worth and to exclude other comprehensive income adjustments from the covenant calculation currently and in future periods. On March 26, 2003, the company entered into the amendment to the Revolver giving effect to this change.

8. STOCK PLANS

The company has stock option plans, which are administered by the Compensation Committee of the Board of Directors (the “Committee”). The Committee determines which employees receive options, the number of options granted and the option prices of the shares covered by each stock option grant.

The 1993 Equity Incentive Plan (the “1993 Plan”) permits the company to grant incentive stock options, nonqualified stock options, stock appreciation rights, awards of nontransferable shares of restricted common stock and deferred grants of common stock. The option price of incentive stock options will not be less than the fair market value at the time the option is granted. The option period will not be greater than 10 years from the date the option is granted. Normally the stock options have been exercisable in three equal installments beginning one year from the date of the grant. Through shareholder approval, 580,800 shares were reserved for the 1993 Plan. At December 31, 2002, 12,300 shares were available for future grants.

The company’s 1995 Stock Option Plan for Non-employee Directors provides for each outside director to receive options to purchase 5,000 shares of common stock at the first annual meeting at which the director is elected. As long as he or she remains an eligible director, the director receives options to purchase 1,000 shares of common stock at each annual meeting. These directors cannot be an employee of the company or one of its subsidiaries or a holder of five percent or more of the company’s common stock. The exercise price of these options is the fair market value of the common stock on the date of grant. Each option is not transferable except upon death and expires 10 years after the date of grant. The options become exercisable in three equal installments on the first, second and third anniversary of the date of grant. A total of 132,000 shares were reserved for issuance. At December 31, 2002, 81,040 shares remained available for future grants. In 2002, the non-employee directors entitled to grants under this plan consented to forgo their rights to such grants and accordingly, no shares were granted under this plan in 2002. Under the 2000 Plan, discussed below, options to purchase 60,000 shares of the company’s common stock, vesting one third each year over a three year period, were issued to non-employee directors in 2001.

On January 18, 2000, the company’s shareholders approved the adoption of the 2000 Incentive Plan (the “2000 Plan”). The 2000 Plan allows the company to grant incentive stock options, nonqualified stock options, stock appreciation rights, awards of nontransferable shares of restricted common stock and deferred grants of common stock up to a total of 1.5 million shares. In the case of incentive stock options, the option price will not be less than the fair market value of the stock at the date of grant. The option period will not exceed 10 years from the date of grant. The terms of the 2000 Plan are substantially similar to those of the 1993 Plan. A total of 1.5 million shares were reserved for issuance of which 91,400 shares remained available at December 31, 2002.

On January 30, 2001, the company’s shareholders approved the 2000 Employee Stock Purchase Plan (the “ESPP”). The ESPP is designed to give eligible employees an opportunity to purchase common stock of the company through accumulated payroll deductions. The purchase price of the stock is equal to 85% of the fair market value of a share of common stock on the first day or last day of each three-month offering period, whichever is lower. All employees of the company or designated subsidiaries who customarily work at least 20 hours per week and do not own five percent or more of the company’s common stock are eligible to participate in the purchase plan. A total of 800,000 shares have been reserved for issuance under the ESPP. The program commenced in May 2001 and 126,962 and 58,387 shares were issued in 2002 and 2001, respectively.

During 2001, the Board of Directors approved the Executive Long Term Incentive Program (the “ELTIP”), implemented under the provisions of the shareholder approved 2000 Incentive Plan. The ELTIP provides incentives to program participants through a combination of stock options and restricted stock grants, which vest fully in seven years. The ELTIP allows for accelerated vesting based on the company’s achievement of specified financial performance goals. During the second quarter of 2001, the company granted under this plan stock options totaling 750,000 shares of common stock at fair market value and granted 121,000 shares of restricted common stock with approximately $1.1 million of compensatory value to be amortized over the vesting period of the grant. In 2002 and 2001, the company recognized approximately $149,000 and $90,000 of compensation expense under this plan. In the third quarter of 2002, a forfeiture of $27,000 occurred under the plan, which was recorded as a reduction to unearned compensation.

As required by SFAS No. 123, the company has computed the pro forma disclosures using the Black-Scholes option pricing model.

Black-Scholes Assumptions

December 31,	2002	2001	2000

Risk free interest rate	5.0%	5.4%	5.0%
Expected option life (years)	8.3	8.6	9.6
Stock volatility	63.68%	73.19%	72.64%

Options Granted
For the years ended December 31,	2002	2001	2000

Number of shares	98,050	829,500	469,200
Weighted average fair market value	$13.69	$7.02	$6.40

Stock option information for 2002, 2001 and 2000 is as follows:

	Number of Shares	Weighted- Average Price

Outstanding at December 31, 1999	911,185	$5.07
Granted	469,200	8.12
Exercised	(223,381)	3.64
Canceled	(80,344)	6.07

Outstanding at December 31, 2000	1,076,660	6.62
Granted	829,500	9.01
Exercised	(136,127)	6.28
Canceled	(18,880)	7.52

Outstanding at December 31, 2001	1,751,153	7.76
Granted	98,050	16.50
Exercised	(99,607)	6.84
Canceled	(35,090)	9.38

Outstanding at December 31, 2002	1,714,506	9.56

Dynamics Research Corporation

The following tables summarize information about stock options outstanding and exercisable at December 31, 2002:

Options Outstanding

Exercise Price Range	Number of Shares Outstanding at December 31, 2002	Weighted- Average Contractual Remaining Life in Years	Weighted- Average Exercise Price

$3.13 - $ 4.43	34,320	2.2	$3.20
4.44 - 5.77	321,200	6.2	4.62
5.78 - 6.87	8,140	5.3	6.13
6.88 - 7.72	99,580	6.2	7.39
7.73 - 9.99	1,124,073	8.2	8.76
10.00 - 24.26	127,193	8.5	17.89

3.13 - 24.26	1,714,506	7.6	9.56

Options Exercisable

Exercise Price Range	Number of Shares Exercisable at December 31, 2002	Weighted Average Exercise Price

$3.13 - $ 4.43	34,320	$3.20
4.44 - 5.77	271,200	4.65
5.78 - 6.87	8,140	6.13
6.88 - 7.72	76,246	7.36
7.73 - 9.99	229,818	8.36
10.00 - 24.26	26,967	10.70

3.13 - 24.26	646,691	7.11

Stock options exercisable at December 31, 2001 and December 31, 2000 were 521,386 and 426,498,  respectively.

9. COMMITMENTS AND CONTINGENCIES

The company conducts some of its operations in facilities which are under long-term operating leases. These leases expire at various dates through 2007, with various options to renew through 2010. It is expected that in the normal course of business, leases that expire will be renewed or replaced. Rent expense under these leases (inclusive of real estate taxes and insurance) was approximately $4.2 million in 2002, $4.1 million in 2001 and $3.8 million in 2000.

On December 26, 2002, the company entered into an installment payment agreement in connection with the acquisition of its enterprise business system software. The company made the first payment on January 26, 2003 and the second and last payment is due on January 26, 2004. The company recorded the liability using an imputed interest rate of 3.38%, which was its effective borrowing rate at December 31, 2002. The obligation is reflected in the table below as a purchase commitment.

Contractual obligations at December 31, 2002 were as follows:

	Payments due by period
	Less than 1 year	2-3 years	4-5 years	After 5 years	Total

(in thousands of dollars)
Notes payable and revolver	$14,644	—	—	—	$14,644
Long term debt	500	$1,000	$1,000	$6,250	8,750
Operating leases	4,169	5,254	474	—	9,897
Purchase commitments	350	554	—	—	904

Total contractual obligations	$19,663	$6,808	$1,474	$6,250	$34,195

As a defense contractor, the company is subject to many levels of audit and review from various government agencies, including the Defense Contract Audit Agency, the Inspector General, the Defense Criminal Investigative Service, the General Accounting Office, the Department of Justice and congressional committees. Both related to and unrelated to its defense industry involvement, the company is, from time to time, involved in audits, lawsuits, claims, administrative proceedings and investigations. The company accrues for liabilities associated with these activities when it becomes probable that future expenditures will be made and such expenditures can be reasonably estimated. The company’s evaluation of the likelihood of expenditures related to these matters is subject to change in future periods, depending on then current events and circumstances, which could have material adverse effects on the company’s results of operations, financial position and cash flows.

As previously disclosed, on October 26, 2000, two former company employees were indicted for conspiracy to defraud the United States Air Force and pled guilty. The United States Attorney’s office continues to discuss the possibility of civil liability on the part of the company arising from the former employees’ conspiracy to defraud the United States Air Force of a claimed $10 million dollars, a substantial portion of which has been recovered. If a suit is brought the company will vigorously defend itself. The company does not have a sufficient basis to determine whether this matter will have a material adverse effect on the company’s financial position or results of operations.

On September 5, 2002, Genesis Tactical Group LLC (“Genesis”) asserted a cross-claim against Lockheed Martin Corporation (“Lockheed”) seeking $50 million in damages and against the company seeking $35 million in damages. These cross-claims arise out of a suit filed on July 30, 2002 by Lockheed against Tactical Communications Group LLC, Genesis and the company in the State of New York Supreme Court, County of Onondaga. The Lockheed suit relates to a contract for services which was sold to Genesis by the company pursuant to an asset purchase agreement in 2001. By the terms of the asset purchase agreement the company’s liability is limited to $300,000, other than for intentional misrepresentation, willful breach or fraud. Lockheed has asserted breach of contract and is seeking damages from and performance of the contract by Genesis and unspecified compensatory damages from the company. Genesis’ cross-claims relate to alleged breaches of the contract by Lockheed and for alleged breaches of the asset purchase agreement by the company. The company has asserted claims against Lockheed and Genesis and believes that the Lockheed and Genesis claims against the company are without merit. The parties have exchanged settlement offers while litigation has been postponed. If the company’s settlement offer is accepted, the company would not be

Dynamics Research Corporation

obligated to make any payments. While the company believes that the possibility of a material adverse effect on the company’s financial position or results of operations is remote, there can be no assurance as to the outcome.

The company is continuing to provide documents in response to a previously disclosed grand jury subpoena issued on October 15, 2002 by the United States District Court for the District of Massachusetts directing the company to produce specified documents dating back to 1996. The subpoena relates to an investigation, currently focused on the period from 1996 to 1999, by the Antitrust Division of the Department of Justice into bidding and procurement activities involving the company and several other defense contractors who have received similar subpoenas and may also be subjects of the investigation. Although the company is cooperating in the investigation, it does not have a sufficient basis to predict the outcome of the investigation. Should the company be found to have violated the antitrust laws, the matter could have a material adverse effect on the company’s financial position and results of operations.

In 2002, approximately 89% of the company’s sales were to United States Government agencies, primarily the Department of Defense. All of the company’s United States Government contracts are subject to termination for convenience in accordance with government regulations. In 2002, approximately 7% of the company’s sales were to agencies of state governments. Many of the contracts the company has won are multi-year efforts. In accordance with state laws, funding must be approved annually by the states’ legislatures.

The company has change of control agreements with certain employees of the company providing them with benefits if their employment with the company is terminated, other than for cause or their disability or death, or if they resign for good reason within a certain period of time from the date of any change of control of the company.

10. PREFERRED STOCK PURCHASE RIGHTS

On February 17, 1998, the company declared a dividend distribution of one preferred stock purchase right (the “Right”) for every outstanding share of common stock, effective July 27, 1998. The Rights attach to all outstanding shares of common stock, and no separate right certificates will be issued. The Rights will become exercisable upon the tenth business day following the earlier of (i) the date of a public announcement that a person or group of affiliated or associated persons has acquired or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding shares of common stock of the company or (ii) the commencement or announcement of an intention to make a tender offer or exchange offer that would result in a person or group owning 15% or more of the outstanding common stock of the company.

When exercisable, each Right entitles the registered holder to purchase from the company one-twelfth of a share of its Series B Participating Preferred Stock, $.10 par value, at a price of $54.17 per each one-twelfth share of preferred stock. Until a Right is exercised, the holder thereof, as such, will have no rights as a shareholder of the company, including, without limitation, the right to vote or to receive dividends. Under certain circumstances, each share of the Series B Participating Preferred Stock would be convertible into a number of shares of the company’s common stock having a value equal to twice the exercise price of the preferred stock purchase right. The Rights may be redeemed by the company at the discretion of the Board of Directors at a price of $.0083 per Right. The Rights expire on July 27, 2008.

11. ACQUISITIONS AND GOODWILL

On May 31, 2002, the company completed its acquisition of HJ Ford for $9.9 million in net cash, including transaction costs of $0.4 million and exit costs of $0.1 million, in exchange for all of the outstanding voting common stock. HJ Ford helps their clients manage operational processes and acquisition programs by drawing on their core competencies of systems and information engineering, acquisition logistics and logistics engineering, information technology, enterprise engineering, and acquisition program support. Pursuant to certain provisions of the purchase agreement, the price was adjusted downward in the third quarter of 2002 by $0.5 million. The company also agreed to compensate the seller $1.3 million, which was accounted for as additional purchase price, for sellers’ consent to treat the transaction as an asset purchase for tax purposes, under Section 338(h)10 of the Internal Revenue Code. This tax treatment enables the company to take future tax deductions for the goodwill amortization reported for tax purposes. The total resulting purchase price was $10.7 million. The purchase agreement also requires payment by the company to the sellers of an additional $1.0 million in 2005, subject to the occurrence of certain events related to contract renewals. Should these events occur, the additional payment would be recorded as additional purchase price.

The Consolidated Statements of Operations include the results of HJ Ford beginning May 31, 2002. The company obtained an independent valuation of the fair value of intangible assets acquired, and allocated $1.8 million of the purchase price to intangible assets related to customer relationships and non-competition agreements with estimated useful lives ranging from two to four years.

On December 20, 2002, the company completed its acquisition of ANDRULIS for $13.6 million in net cash, including transaction costs of $1.0 million and exit costs of $0.7 million, and issued three separate promissory notes payable with an aggregate amount of approximately $12.4 million, each of which were due and payable on January 2, 2003, in exchange for all of the outstanding shares of capital stock. The resulting preliminary purchase price was $26.0 million, which is subject to revision based on the final determination of appraisals and fair values and was funded from cash on-hand and the company’s $50 million revolving credit facility. Headquartered in Washington, D.C., ANDRULIS has approximately 300 employees in Washington, D.C.; San Diego, California; and Norfolk, Virginia. ANDRULIS provides information technology and engineering solutions to federal government customers in the defense and federal civilian sectors.

The Consolidated Statements of Operations include the results of ANDRULIS beginning December 18, 2002, the designated effective date. The company obtained an independent valuation of the fair value of intangible assets acquired, and allocated $2.6 million of the purchase price to intangible assets related to customer relationships and non-competition agreements with estimated useful lives ranging from two to four years.

The consolidated balance sheets reflect this allocation between goodwill and intangible assets for both acquisitions. The amortization expense related to the intangible assets commenced upon acquisition.

The preliminary purchase prices of the HJ Ford and ANDRULIS acquisitions have been allocated as follows:

(in thousands of dollars)	HJ Ford	ANDRULIS

Working capital, net of cash acquired of $554 for HJ Ford and $1,709 for ANDRULIS	$3,054	$4,555
Property and equipment	209	680
Other noncurrent assets	222	30
Intangible assets	1,800	2,640
Goodwill	6,148	20,021

Total assets, net of cash acquired	11,433	27,926

Other liabilities	—	(1,934)
Long-term debt	(700)	—

Total liabilities	(700)	(1,934)

Purchase price, net of cash acquired	$10,733	$25,992

The company paid the long term debt of $0.7 million in the second quarter of 2002 and canceled the related loan agreement.

The company acquired, as part of the HJ Ford purchase, a 40% ownership interest in a small disadvantaged business, which is accounted for using the equity method. The company has continuing business relationships with this business and has provided it with a line of credit guarantee in the amount of $0.2 million.

Dynamics Research Corporation

The following table represents the company’s unaudited pro forma results of operations for the year ended December 31, 2002 and 2001, as if the HJ Ford and ANDRULIS acquisitions had occurred on January 1, 2001. These pro forma results include adjustments for the amortization of intangible assets with finite useful lives, the elimination of intercompany transactions and adjustments for income tax effects. The table has been prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of the period noted or of results that may occur in the future.

For the years ended December 31,	2002	2001

(in thousands of dollars, except per share data)
Net revenue	$240,513	$242,535
Net income	7,390	6,067
Net income per share – basic	0.92	0.79
Net income per share – diluted	0.83	0.75

Effective January 1, 2002, the company adopted SFAS No. 142, which addresses financial accounting and reporting for acquired goodwill and other intangible assets.

The accumulated amortization expense for all acquired intangible assets was $0.4 million at December 31, 2002.

The estimated amortization expense for the remainder of each of the five succeeding fiscal years is as follows (in thousands of dollars):

2003	$1,724
2004	1,520
2005	489
2006	166
2007	167

12. BUSINESS SEGMENTS

In 2002, 2001 and 2000, the company had two reportable business segments: Systems and Services and Metrigraphics. The Systems and Services segment is the aggregation of five operating groups that provide similar services to government customers and are subject to similar regulations. On October 18, 2002, the company announced that it is actively pursuing the divestiture of the Encoder Division (previously reported as a segment). Effective in the fourth quarter of 2002, the company began reporting the Encoder Division as a discontinued operation (see Note 4). The consolidated financial statements of the company have been restated to reflect the discontinuation of the Encoder Division for all periods presented.

The segments follow the same accounting polices described in Note 1. The company evaluates performance based upon profit or loss before interest and taxes. Sales between segments represent less than 1% of total revenue and are accounted for at cost. Revenue is attributed to geographic areas based upon the customer’s location. The company does not have locations outside the United States, but, in rare instances, has contracts with sales representatives located in foreign countries and provides services at customer locations outside the United States. Domestic revenue represented 98%, 98% and 97% of revenue from continuing operations in 2002, 2001 and 2000, respectively.

During 2002, 2001 and 2000, revenue from Department of Defense customers represented approximately 80%, 78% and 82% of total revenue from continuing operations, respectively. Revenue earned from one significant Department of Defense contract in the Systems and Services Segment represented 15%, 20% and 19% of total revenue from continuing operations in 2002, 2001 and 2000, respectively. This customer had an accounts receivable balance of $3.4 million and $4.3 million at December 31, 2002 and 2001, respectively. A second significant contract in the Systems and Services Segment represented 11%, 13% and 12% of total revenue from continuing operations in 2002, 2001 and 2000, respectively. This customer had an accounts receivable balance of $4.8 million and $4.4 million at December 31, 2002 and 2001, respectively.

Systems and Services

The Systems and Services Segment provides specialized technical services to the Department of Defense, federal agencies, state governments and other customers. Revenue for this segment accounted for approximately 96% of total company revenue in 2002. These services include engineering services, development and operation of computer-based management systems and other management services. The Systems and Services Segment provides network infrastructure for state human services as well as software system implementation services.

Metrigraphics

The Metrigraphics Division uses photolithographic and material deposition processes to manufacture optical discs, scales and reticles that are used for precision measurement. Metrigraphics produces a variety of precision components including inkjet printer cartridge nozzle plates and fine line circuits used in certain medical instruments.

Financial Information by business segment and reconciliations of amounts related to identifiable continuing operations to amounts included in the Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows are as flows:

	2002	2001	2000

(in thousands of dollars)
Net sales(1)
Systems and Services	$184,994	$179,350	$172,774
Metrigraphics	7,616	10,914	9,753

Total identifiable continuing operations	$192,610	$190,264	$182,527

Operating income(1)
Systems and Services	$11,513	$9,477	$3,519
Metrigraphics	1,134	3,533	3,065

Operating income	$12,647	$13,010	$6,584

Identifiable assets at year end(2)
Systems and Services	$93,463	$49,156	$58,504
Metrigraphics	2,639	3,126	2,537

Total identifiable continuing operations	96,102	52,282	61,041

Corporate assets(3)	11,811	24,154	11,161
Discontinued operations	3,763	4,385	5,973

Total assets	$111,676	$80,821	$78,175

Depreciation expense
Systems and Services	$1,997	$1,889	$1,955
Metrigraphics	602	574	663

Total identifiable continuing operations	2,599	2,463	2,618
Corporate depreciation and amortization	593	526	537

Total depreciation expense	$3,192	$2,989	$3,155

Capital expenditures
Systems and Services	$2,174	$2,162	$996
Metrigraphics	329	692	983

Total identifiable continuing operations	2,503	2,854	1,979
Corporate capital expenditures	844	741	938

Total capital expenditures	$3,347	$3,595	$2,917

(1)	Net sales and operating income (loss) are presented after elimination of intersegment transactions
(2)	Identifiable assets by business segment include both assets directly identified with those operations and an allocable share of jointly used assets.
(3)	Corporate assets consist primarily of cash, short term investments and the company’s Andover, Massachusetts corporate headquarters.

Dynamics Research Corporation

13. QUARTERLY RESULTS (UNAUDITED)

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr

(in thousands of dollars except per share information)

2002

Revenue	$47,059	$47,805	$47,154	$50,592
Gross margin	7,030	7,686	7,605	8,610
Operating income	2,882	3,417	3,266	3,082
Income from continuing operations	1,686	2,003	1,985	1,683
Loss from discontinued operations	(200)	(199)	(191)	(534)
Net income	1,486	1,804	1,793	1,150
Earnings per common share – diluted(1)
Income from continuing operations	0.19	0.22	0.22	0.20
Loss from discontinued operations	(0.02)	(0.02)	(0.02)	(0.07)
Net income	0.17	0.20	0.20	0.13

2001
Revenue	$45,150	$47,857	$48,003	$49,254
Gross margin	6,493	6,914	7,876	7,774
Operating income	2,554	3,055	3,942	3,362
Income from continuing operations	1,364	1,541	2,241	1,956
Income (loss) from discontinued operations	(44)	(180)	(263)	(132)
Gain on disposal of discontinued operations	—	62	—	—
Net income	1,320	1,423	1,978	1,824
Earnings per common share – diluted(1)
Income from continuing operations	0.18	0.20	0.27	0.24
Loss from discontinued operations	(0.01)	(0.02)	(0.03)	(0.02)
Gain on disposal of discontinued operations	—	—	—	—
Net income per common share	0.17	0.18	0.24	0.22

(1)	Quarterly per share amounts may not equal annual amounts due to rounding.

On October 18, 2002, the company announced that it was actively pursuing the divestiture of the Encoder Division. Effective in the fourth quarter of 2002, and in accordance with SFAS No. 144, the Encoder Division has been reflected as discontinued operations for all periods presented in the company’s financial statements.

In the fourth quarter of 2002, the company determined that the service method of revenue recognition was the appropriate method for a small number of the company’s contracts performed during the periods presented in these financial statements. As a result, the company recorded a reduction in revenue in the fourth quarter of 2002 of $0.1 million to adjust for the cumulative effect of the change in revenue recognition. Also, in the fourth quarter of 2002, the company adjusted for the cumulative effect of lease costs related to operating leases with rent escalations. The combined effect of these two adjustments reduced income from continuing operations by $0.3 million in the fourth quarter of 2002.

Also in the fourth quarter of 2002, the company incurred fees in connection with the reaudit of the years ended December 31, 2001 and 2000, necessitated by the decision to divest the discontinued Encoder Division. The reaudit fees of $0.4 million are included in loss from discontinued operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to Directors of the company required by this item is incorporated by reference from the section entitled “Election of Directors” in the company’s definitive Proxy Statement for the 2003 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2002.

Information relating to the Executive Officers of the company is included in Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Information called for by this item is incorporated by reference from the section entitled “Compensation and Related Matters” and “Equity Compensation Plan Information “ in the company’s definitive Proxy Statement for the 2003 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information called for by this item is incorporated by reference from the sections entitled “Common Stock Ownership of Certain Beneficial Owners and Management” in the company’s definitive Proxy Statement for the 2003 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information called for by this item is incorporated by reference in the company’s definitive Proxy Statement for the 2003 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2002.

ITEM 14. CONTROLS AND PROCEDURES

Based on their evaluation as of a date within 90 days of the filing of this Form 10-K, the company’s Chief Executive Officer and Chief Financial Officer have concluded that the company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in the company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) For a list of the Financial Statements and Financial Statement Schedules, see Item 8 of this Form 10-K.

(b) The exhibits that are filed with this Form 10-K, or that are incorporated herein by reference, are set forth in the Exhibit Index hereto.

(c) Reports on Form 8-K

There were no Reports on Form 8-K filed during the three months ended December 31, 2002.

Dynamics Research Corporation

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1034, the registrant has duly caused this report to be signed on behalf if the undersigned, thereunto duly authorized.

Date:  March 31, 2003

DYNAMICS RESEARCH CORPORATION

by  /s/  James P. Regan

James P. Regan, Chairman, President

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James P. Regan James P. Regan	Chairman, President, Chief Executive Officer and Director	March 31, 2003

/s/ David Keleher David Keleher	Vice President and Chief Financial Officer (Principal Financial Officer)	March 31, 2003

/s/ Donald B. Levis Donald B. Levis	Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	March 31, 2003

/s/ John S. Anderegg, Jr. John S. Anderegg, Jr.	Director	March 31, 2003

/s/ Francis J. Aguilar Dr. Francis J. Aguilar	Director	March 31, 2003

/s/ Kenneth F. Kames Kenneth F. Kames	Director	March 31, 2003

/s/ Charles P. McCausland Lt. Gen. Charles P. McCausland	Director	March 31, 2003

/s/ James P. Mullins James P. Mullins	Director	March 31, 2003

CERTIFICATIONS

I, James P. Regan, certify that:

1.	I have reviewed this annual report on Form 10-K of Dynamics Research Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003

By:  /s/  James P. Regan

James P. Regan

Chairman, President and

Chief Executive Officer

Dynamics Research Corporation

I, David Keleher, certify that:

1.	I have reviewed this annual report on Form 10-K of Dynamics Research Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003

By:  /s/  David Keleher

David Keleher

Vice President and

Chief Financial Officer

SCHEDULE II

DYNAMICS RESEARCH CORPORATION AND SUBSIDIARIES

Valuation and Qualifying Accounts

ALLOWANCE FOR DOUBTFUL ACCOUNTS AND SALES RETURNS, EXCLUDING DISCONTINUED OPERATIONS

For the three years ended December 31, 2002

(in thousands of dollars)

Balance, December 31, 1999	$762
Additions charged to expense	326
Write-off of uncollectible accounts, net	(60)

Balance, December 31, 2000	1,028
Additions charged to expense	448
Write-off of uncollectible accounts, net	(205)

Balance, December 31, 2001	1,271
Additions charged to expense	10
Write-off of uncollectible accounts, net	(506)
Recovery of previously reserved amounts	(402)

Balance, December 31, 2002	$373

ACCRUAL OF LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS
For the three years ended December 31, 2002

(in thousands of dollars)

Balance, December 31, 1999	$441
Results from discontinued operations charged against accrual	(441)

Balance, December 31, 2000	$0

PROVISION FOR RESTRUCTURING COSTS, EXCLUDING DISCONTINUED OPERATIONS
For the three years ended December 31, 2002

(in thousands of dollars)

Balance, December 31, 1999	$1,157
Reversal of reserves	(117)
Expenditures charged against restructuring reserve	(888)

Balance, December 31, 2000	152
Additions charged to restructuring reserve	—
Expenditures charged against restructuring reserve	(152)

Balance, December 31, 2001	0
Additions charged to restructuring reserve	759
Expenditures charged against restructuring reserve	(591)

Balance, December 31, 2002	$168

S-1

EXHIBIT INDEX

2.1

Stock Purchase Agreement, dated as of December 12, 2002, by and among Dynamics Research Corporation, Andrulis Corporation and the individuals listed on the signature page thereto. (Incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed on January 6, 2003 (the “2003 8-K”))

3.1	Restated Articles of Organization dated May 22, 1987. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-Q for the quarter ended June 17, 1987 (the “1987 10-Q”))

3.2	By-Laws dated May 22, 1987. (Incorporated by reference to Exhibit 3.2 of the Registrant’s 1987 10-Q)

3.3	Certificate of Vote of Directors Establishing Series A Preferred Stock dated July 14, 1988*

3.4

Certificate of Vote of Directors Establishing Series B Preferred Stock dated February 17, 1998. (Incorporated by reference to Exhibit A of Exhibit 1 of the Registrant’s Form 8-A filed on June 25, 1998 (the “1998 8-A”))

3.5

Amendment dated September 10, 1998 to Certificate of Vote of Directors Establishing Series B Preferred Stock. (Incorporated by reference to Exhibit 1 to the Registrant’s Form 8-A/A filed on September 30, 1998)

3.6	Amendment dated April 28, 1998 to Articles of Organization.*

3.7	Amendment dated April 25, 2000 to Articles of Organization.*

4.1	Common stock certificate. (Incorporated by reference to Exhibit 4(c) of the Registrant’s Form S-8 filed on April 27, 2001, File No. 333-59706 (the “2001 S-8”)

4.2

Rights Agreement, dated as of February 17, 1998, between Dynamics Research Corporation and American Stock Transfer & Trust Company, as Rights Agent. (Incorporated by reference to Exhibit 1 of the Registrant’s 1988 8-A)

10.1	Dynamics Research Corporation Indemnification Agreement for Directors. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-K for the year ended December 31, 1991 (the “1991 10-K”))

10.2	Dynamics Research Corporation Severance Agreement for John S. Anderegg, Jr. (Incorporated by reference to Exhibit 10.4 of the Registrant’s 1991 10-K)

10.3	Dynamics Research Corporation Deferred Compensation Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10.5 of the Registrant’s 1991 10-K)

10.4

Form of Consulting Agreement between Dynamics Research Corporation and Albert Rand. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q for the quarter ended March 31, 1997 (the “1997 10-Q”))

10.5	Form of Supplemental Retirement Pension Agreement between Dynamics Research Corporation and Albert Rand. (Incorporated by reference to Exhibit 10.3 of the Registrant’s 1997 10-Q)

10.6	Amended 1993 Equity Incentive Plan (Incorporated by reference to Exhibit 10.7 of the Registrant’s Form 10-K for the year ended December 31, 1998)

10.7	Amended 1995 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10.1 of the Registrant’s 1997 10-Q)

10.8

Mortgage Security Agreement and Assignment, dated as of February 10, 2000, by and among Dynamics Research Corporation and Brown Brothers Harriman & Co. and Family Bank, FSB. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed March 24, 2000)

1

10.9

Amendment to Mortgage, Security Agreement and Assignment, dated as of June 12, 2000, by and among Dynamics Research Corporation and First Massachusetts Bank, N.A., f/k/a Family Bank, FSB. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed on June 27, 2000)

10.10

Employment Agreement between Dynamics Research Corporation and James P. Regan. (Incorporated by reference to Exhibit 10.11 of the Registrant’s Form 10-K for the year ended December 31, 1999 (the “1999 10-K”))

10.11	Change of Control Agreement between Dynamics Research Corporation and James P. Regan. (Incorporated by reference to Exhibit 10.12 of the Registrant’s 1999 10-K)

10.12	Dynamics Research Corporation 2000 Incentive Plan. (Incorporated by reference to Appendix A of the Registrant’s Schedule 14A filed on December 6, 1999)

10.13	James P. Regan Non-qualified Stock Option Agreement. (Incorporated by reference to Exhibit 4.9 of the Registrant’s Form S-8 filed on October 12, 2000, File No. 333-47838)

10.14	2000 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 4(a) of the Registrant’s 2001 S-8)

10.15	Dynamics Research Corporation Special Severance Plan. (Incorporated by reference to Exhibit 10.16 of the Registrant’s Form 10-K for the year ended December 31, 2001)

10.16	Senior Management Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.17 of the Registrant’s Form 10-Q for the quarter ended March 31, 2002)

10.17

Amended and Restated Loan Agreement, dated as of June 28, 2002, by and among Dynamics Research Corporation, certain of its subsidiaries, and Brown Brothers Harriman & Co., Banknorth, N.A. and Key Corporation Capital Inc. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended June 30, 2002)

10.18

Amendment, dated as of December 16, 2002, to the Amended and Restated Loan Agreement, dated June 28, 2002, by and among Dynamics Research Corporation, certain of its subsidiaries, and Brown Brothers Harriman & Co., Banknorth, N.A. and Key Corporation Capital. (Incorporated by reference to Exhibit 10.1 of the Registrant’s 2003 8-K)

10.19

Second Amendment to Mortgage, Security Agreement and Assignment, dated as of June 26, 2002, by and between Dynamics Research Corporation and Banknorth N.A., f/k/a First Massachusetts Bank, N.A., f/k/a Family Bank, FSB*

10.20

Amendment and waiver dated as of March 26, 2003 to the Amended and Restated Loan Agreement, dated June 28, 2002, by and among Dynamics Research Corporation, certain of its subsidiaries, and Brown Brothers Harriman & Co., Banknorth, N.A. and Key Corporation Capital Inc.*

23.1	Independent Auditors’ Consent*

23.2	Report of Independent Accountants on Financial Statement Schedule*

99.1	Certification of the Chief Executive Officer of Dynamics Research Corporation Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.2	Certification of the Chief Financial Officer of Dynamics Research Corporation Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*Indicates exhibits filed herewith.

All documents incorporated by reference may be found at Commission file number 1-7348.

Dynamics Research Corporation

2