Form 10-Q
period 2003-03-31
DYNAMICS RESEARCH CORP
filed 2003-05-13
CIK 30822

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number 1-7348

DYNAMICS RESEARCH CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Massachusetts	04-2211809
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

60 Frontage Road Andover, Massachusetts	01810-5498
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (978) 475-9090

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X          No        .

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  X          No        .

As of May 2, 2003, the number of shares outstanding of the Registrant’s Common Stock, $.10 par value, was 8,287,553 shares.

DYNAMICS RESEARCH CORPORATION

For the quarter ended March 31, 2003

DYNAMICS RESEARCH CORPORATION

Consolidated Balance Sheets (unaudited)

(in thousands of dollars, except share and per share data)

	March 31, 2003	December 31, 2002
Assets
Current assets
Cash and cash equivalents	$2,243	$1,076
Receivables, net of allowances of $356 in 2003 and $373 in 2002	28,631	29,819
Unbilled expenditures and fees on contracts in process	28,082	26,614
Prepaid expenses and other current assets	2,637	1,727
Discontinued operations	3,159	3,432

Total current assets	64,752	62,668
Noncurrent assets
Net property, plant and equipment	15,628	15,608
Deferred income taxes	1,357	1,559
Goodwill and intangibles, net of amortization	29,888	30,235
Other noncurrent assets	1,320	1,275
Discontinued operations	291	331

Total noncurrent assets	48,484	49,008

Total assets	$113,236	$111,676

Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$500	$500
Notes payable and revolver	14,000	14,644
Current deferred income taxes	6,253	6,524
Accounts payable	11,478	12,334
Accrued payroll and employee benefits	13,055	11,898
Other accrued expenses	3,677	3,531
Discontinued operations	1,984	1,009

Total current liabilities	50,947	50,440

Long-term liabilities
Long-term debt, less current portion	8,125	8,250
Accrued pension liability	11,778	11,778
Other long-term liabilities	1,030	1,399

Total long-term liabilities	20,933	21,427

Commitment and Contingencies

Stockholders’ Equity
Preferred stock, par value, $.10 per share
5,000,000 shares authorized, none issued	—	—
Common stock, par value, $.10 per share:
Authorized—30,000,000 shares
Issued—9,622,130 shares in 2003 and 9,543,606 in 2002	962	954
Treasury stock—1,379,426 shares in 2003 and 2002	(138)	(138)
Capital in excess of par value	34,499	33,844
Unearned compensation	(974)	(816)
Accumulated other comprehensive loss	(6,881)	(6,881)
Retained earnings	13,888	12,846

Total stockholders’ equity	41,356	39,809

Total liabilities and stockholders’ equity	$113,236	$111,676

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNAMICS RESEARCH CORPORATION

Consolidated Statements of Operations (unaudited)

(in thousands of dollars, except share and per share data)

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
Contract revenue	$56,929	$44,771
Product sales	1,677	2,288

Total revenue	58,606	47,059
Cost of contract revenue	48,152	38,661
Cost of product sales	1,253	1,368
Selling, engineering and administrative expenses	5,781	4,148
Amortization of intangible assets	455	—

Total operating costs and expenses	55,641	44,177
Operating income	2,965	2,882
Other income	42	—
Interest expense, net	(277)	(39)

Income from continuing operations before provision for income taxes	2,730	2,843
Provision for income taxes	1,098	1,157

Income from continuing operations	1,632	1,686
Loss from discontinued operations, net of tax benefit of $240 in 2003 and $137 in 2002	(357)	(200)
Loss on disposal of discontinued operations, net of tax benefit of $157 in 2003	(233)	—

Net income	$1,042	$1,486

NET INCOME PER COMMON SHARE
Per common share—basic
Income from continuing operations	$0.20	$0.22
Loss from discontinued operations	(0.04)	(0.03)
Loss on disposal of discontinued operations	(0.03)	—

Net income	$0.13	$0.19

Per common share—diluted
Income from continuing operations	$0.19	$0.19
Loss from discontinued operations	(0.04)	(0.02)
Loss on disposal of discontinued operations	(0.03)	—

Net income	$0.12	$0.17

Weighted average shares outstanding
Weighted average shares outstanding—basic	8,116,515	7,865,575
Dilutive effect of options	529,402	1,002,489

Weighted average shares outstanding—diluted	8,645,917	8,868,064

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNAMICS RESEARCH CORPORATION

Consolidated Statements of Cash Flows (unaudited)

(in thousands of dollars)

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
Operating activities:
Net income	$1,042	$1,486
Loss from discontinued operations	(357)	(200)
Loss on disposal of discontinued operations	(233)	—

Income from continuing operations	1,632	1,686
Adjustments to reconcile net cash provided by (used for) operating activities:
Depreciation	800	718
Noncash interest expense (income)	37	(10)
Investment income from equity interest	(3)	—
Stock compensation expense	49	39
Tax benefit from stock options exercised	—	115
Amortization of intangible assets	455	—
Deferred income taxes provision	(69)	—
Change in operating assets and liabilities
Accounts receivable	1,188	519
Unbilled expenditures and fees on contracts in process	(1,468)	1,016
Prepaid expenses and other current assets	(910)	(266)
Accounts payable	(856)	2,376
Accrued payroll and employee benefits	1,157	(1,247)
Other accrued expenses	(471)	(1,492)

Net cash provided by continuing operations	1,541	3,454
Net cash provided by discontinued operations	851	161

Net cash provided by operating activities	2,392	3,615
Investing activities:
Additions to property, plant and equipment	(833)	(723)
Increase in other assets	(79)	(321)

Net cash used for continuing operations	(912)	(1,044)
Net cash used for discontinued operations	—	(28)

Net cash used for investing activities	(912)	(1,072)
Financing activities:
Net repayments under revolving credit agreement	(644)	—
Principal payment under mortgage agreement	(125)	(125)
Proceeds from the exercise of stock options and issuance of common stock	456	771

Net cash provided by (used for) financing activities	(313)	646
Net increase in cash and cash equivalents	1,167	3,189
Cash and cash equivalents at the beginning of year	1,076	15,653

Cash and cash equivalents at the end of period	$2,243	$18,842

Supplemental information
Cash paid for interest	$248	$119
Cash paid for income taxes	461	561

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNAMICS RESEARCH CORPORATION

Notes to Unaudited Consolidated Financial Statements

Note 1. Basis of Presentation

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the company and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to current period presentation.

On October 18, 2002, the company announced that it was actively pursuing the divestiture of the Encoder Division, a manufactured products business, (previously reported as a segment) due to continued weakness in the manufacturing sector. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the consolidated financial statements of the company have been restated to reflect the discontinuation of the Encoder Division (see Note 2).

Certain information in footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The company believes that the disclosures are adequate to make the information presented not misleading. The financial information is unaudited, but reflects all normal adjustments which are, in the opinion of the management, necessary to fairly present the results of operations and financial position. The financial statements should be read in conjunction with the financial statements in the company’s Annual Report on Form 10-K for the year ended December 31, 2002. The results of the three-month period ended March 31, 2003 may not be indicative of the results that may be expected for the fiscal year ended December 31, 2003.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, and consist of materials, labor and overhead. There are no amounts in inventories relating to contracts having production cycles longer than one year. Work-in-process, raw materials and subassemblies were $46,000 at March 31, 2003 and $58,000 at December 31, 2002.

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

Property, plant and equipment stated at cost :

	March 31, 2003	December 31, 2002
	(in thousands of dollars)
Land	$1,126	$1,126
Building	9,109	9,109
Machinery and equipment	33,651	32,837
Leasehold improvements	2,396	2,390

Total property, plant and equipment	46,282	45,462
Less accumulated depreciation and amortization	30,654	29,854

Net property, plant and equipment	$15,628	$15,608

Stock-Based Compensation

The company accounts for stock option plans under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The following table illustrates the effect of net income per common share if the company had applied the fair value based method of SFAS No. 123, Accounting for Stock-Based Compensation, to all outstanding and unvested awards in each period to record expense for stock option compensation.

For the three months ended March 31,	2003	2002
	(in thousands of dollars, except per share data)
Net income, as reported	$1,042	$1,486
Deduct: Total stock-based employee compensation determined under fair-value-based method for all awards, net of related tax effects	(992)	(1,039)

Pro forma net income	$50	$447

Income per share:
Basic, as reported	$0.13	$0.19
Basic, pro forma	0.01	0.06
Diluted, as reported	0.12	0.17
Diluted, pro forma	0.01	0.05

The weighted average fair value of options granted was $8.33 in the first quarter of 2003 and $13.27 in the first quarter of 2002. The fair value of each option for the company’s plans is estimated on the date of the grant using the Black-Scholes option pricing model, with the following weighted average assumptions.

For the three months ended March 31,	2003	2002
Expected volatility	55.72%	67.47%
Dividend yield	—	—
Risk-free interest rate	4.02%	5.06%
Expected life in years	8.06	7.90

New Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 145, Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. It rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, SFAS No. 44, Accounting for Intangible Assets of Motor Carriers and SFAS No. 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements.

SFAS No. 145 also amends SFAS No. 13, Accounting for Leases, to eliminate the inconsistency in the required accounting for sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The new rule is effective for the company beginning January 1, 2003. The adoption of SFAS No.145 did not have a material impact on the company’s financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to the exit or disposal plan. The new rule is effective for the company beginning January 1, 2003. The adoption of SFAS No. 146 did not have a material impact on the company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-An Amendment of SFAS No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. Also, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in interim financial statements in addition to the annual disclosures about the effect the fair value method would have had on reported results. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. As permitted by SFAS No. 148, the company continues to apply the disclosure alternative adopted under SFAS No. 123 to account for its stock option grants to employees, under which compensation expense is not typically recognized.

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of SFAS No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN No. 45 clarifies requirements relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN No. 45 requires that upon issuance of a guarantee, companies recognize a liability for the fair value of the obligation it assumes under that guarantee. The company adopted the annual disclosure provisions of FIN No. 45 in the year ended December 31, 2002. The company adopted the provisions for initial recognition and measurement and the interim disclosures during the first quarter of 2003. The adoption of FIN No. 45 did not have a material effect on the consolidated financial statements.

Income (Loss) Per Common Share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. For years in which there is net income, diluted income per share is determined by using the weighted average number of common and dilutive common equivalent shares outstanding during the period unless the effect is antidilutive.

Due to their antidilutive effect, 100,260 and 1,000 stock options were excluded from the calculation of diluted income per share in the first quarter of 2003 and 2002, respectively.

Note 2. Discontinued Operations

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

Loss from discontinued operations for the first quarter of 2003 was $0.4 million or $0.04 per diluted share, compared with $0.2 million, or $0.02 per diluted share for the first three months of 2002.

Current assets of discontinued operations consist of the following:

	March 31, 2003	December 31, 2002
	(in thousands of dollars)
Receivables, net of allowances	$1,044	$1,111
Inventory, net	2,110	2,316
Prepaid expenses and other current assets	5	5

Total current assets	$3,159	$3,432

Noncurrent assets of discontinued operations consist of net property, plant and equipment and was $0.3 million at both March 31, 2003 and December 31, 2002.

Current liabilities of discontinued operations consist of the following:

	March 31, 2003	December 31, 2002
	(in thousands of dollars)
Accounts payable	$187	$233
Accrued payroll and employee benefits	96	127
Estimated loss on disposal	1,053	—
Other accrued expenses	648	649

Total liabilities	$1,984	$1,009

On May 2, 2003, the company completed the sale of its Encoder Division assets and certain liabilities to GSI Lumonics in Billerica, Massachusetts for $3.3 million in cash subject to adjustment. As a result, an impairment charge of $1.1 million before taxes was recorded as a loss on disposal of discontinued operations in the first quarter of 2003, reflecting $0.3 million of professional fees and $0.8 million of other costs to exit the business.

Loss on disposal of discontinued operations also includes royalty income. The company recognized royalty income associated with the company’s 1999 sale of its discontinued Telecommunications Fraud Control business on a cash basis and reported no income in the first quarter of 2002. In the first quarter of 2003, the company received the final royalty payment associated with this transaction of $0.7 million, and included $0.4 million, net of tax, in loss on disposal of discontinued operations for the first quarter of 2003.

Note 3. Debt

At December 31, 2002, the company had $12.4 million in notes payable associated with the purchase of Andrulis Corporation (“ANDRULIS”). The $12.4 million in notes payable had an interest rate of 4.0% and a maturity date of January 2, 2003. In January 2003, the notes payable associated with the purchase of ANDRULIS were paid in full with proceeds from the company’s revolving credit agreement.

Effective June 28, 2002, the company obtained a $50 million revolving credit agreement (the “Revolver”), replacing the previous revolver. The Revolver has a three-year term and is available to the company for general corporate purposes, including strategic acquisitions. The fee on the unused portion of the Revolver ranges from 0.25% to 0.5% depending on the company’s most recently reported leverage ratio and is payable quarterly in arrears. The company has the option to elect on a fixed 30, 60 or 90-day term, an interest rate of LIBOR plus 2.0% to 3.0%, depending on the company’s most recently reported leverage ratio, or the prime rate on any outstanding balance. Interest on the outstanding balance of the Revolver is payable monthly under the prime rate option or at the end of the elected term for the LIBOR rate option. At March 31, 2003, the outstanding balance under the Revolver was $14.0 million. The weighted average interest rate on the balance outstanding under the Revolver was 3.28% based on $10.0 million borrowed under the 60 day LIBOR option at a rate of 3.28% and $4.0 million borrowed under the 30 day LIBOR option at a rate of 3.27%. At December 31, 2002, the outstanding balance under the Revolver was $2.2 million.

The company has a 10-year mortgage loan (the “Mortgage”), dated June 12, 2000, as amended and restated on June 28, 2002, on the corporate office facility in Andover, Massachusetts. The outstanding balance of the Mortgage was $8.6 million at March 31, 2003. The agreement requires quarterly principal payments of $125,000, with a final payment of $5 million in May 2010. Interest on the Mortgage accrued at the rate of LIBOR plus 2.5% through November 5, 2001. Effective November 6, 2001, the interest rate on the Mortgage was reduced to LIBOR plus 2.0%. The interest rate on the Mortgage under the 90-day LIBOR option, elected at February 12, 2003, was 3.34%, which was effective at March 31, 2003.

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

The company was in compliance with all loan covenants on March 31, 2003.

Note 4. Stock Plans

The company has stock option plans, which are administered by the Compensation Committee of the Board of Directors (the “Committee”). The Committee oversees which employees receive options, the number of options granted and the option prices of the shares covered by each stock option grant.

On January 30, 2001, company’s shareholders approved the adoption of the 2000 Employee Stock Purchase Plan (the “ESPP”). The ESPP is designed to give eligible employees an opportunity to purchase common stock of the company through accumulated payroll deductions. The purchase price of the stock is equal to 85% of the fair market value of a share of common stock on the first day or last day of each three-month offering period, whichever is lower. All employees of the company or designated subsidiaries who customarily work at least 20 hours per week and do not own five percent or more of the company’s common stock are eligible to participate in the purchase plan. A total of 800,000 shares have been reserved for issuance under the ESPP of which 574,583 shares remain unissued at March 31, 2003. The program commenced in May 2001. In the first quarter of 2003 and 2002, 40,068 and 27,664 shares, respectively, were issued through the plan.

During the second quarter of 2001, the Board of Directors approved the Executive Long Term Incentive Program (the “ELTIP”), implemented under the provisions of the shareholder approved 2000 Incentive Plan. The ELTIP provides incentives to program participants through a combination of stock options and restricted stock grants, which vest fully in seven years. The ELTIP allows for accelerated vesting based on the company’s achievement of specified financial performance goals. During the second quarter of 2001, the company granted under this plan stock options totaling 750,000 shares of common stock at fair market value and granted 121,000 shares of restricted common stock, of which 3,000 shares were forfeited in 2002, with approximately $1.1 million of compensatory value to be amortized over the seven-year vesting period of the grant. During the first quarter of 2003, the company granted under this plan 23,100 shares of restricted common stock with approximately $0.2 million of compensatory value to be amortized over the two-year vesting period of the grant. In the first three months of 2003 and 2002, the company recognized approximately $49,000 and $39,000 of compensation expense, respectively, under this plan.

On February 19, 2003, the Board of Directors authorized the grant of 100,000 non-qualified stock options as an inducement for the hiring of a new executive officer. The grant was made on April 7, 2003. The option price was the fair market value of the common stock at the date of grant. The options will vest one-third on the first anniversary of employment and one-third on each successive anniversary. The options expire 10 years from the date of grant.

Note 5. Commitments and Contingencies

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

The company has provided documents in response to a previously disclosed grand jury subpoena issued on October 15, 2002 by the United States District Court for the District of Massachusetts directing the company to produce specified documents dating back to 1996. The subpoena relates to an investigation, currently focused on the period from 1996 to 1999, by the Antitrust Division of the Department of Justice into bidding and procurement activities involving the company and several other defense contractors who have received similar subpoenas and may also be subjects of the investigation. Although the company is cooperating in the investigation, it does not have a sufficient basis to predict the outcome of the investigation. Should the company be found to have violated the antitrust laws, the matter could have a material adverse effect on the company’s financial position and results of operations.

Note 6. Acquisitions and Goodwill

On May 31, 2002, the company completed its acquisition of HJ Ford Associates, Inc. (“HJ Ford”) for $9.9 million in net cash, including transaction costs of $0.4 million and exit costs of $0.1 million, in exchange for all of the outstanding voting common stock. HJ Ford helps their clients manage operational processes and acquisition programs by drawing on their core competencies of systems and information engineering, acquisition logistics and logistics engineering, information technology, enterprise engineering, and acquisition program support. Pursuant to certain provisions of the purchase agreement, the price was adjusted downward in the third quarter of 2002 by $0.5 million. The company also agreed to compensate the seller $1.3 million, which was accounted for as additional purchase price for sellers’ consent to treat the transaction as an asset purchase for tax purposes, under Section 338(h)10 of the Internal Revenue Code. This tax treatment enables the company to take future tax deductions for the goodwill amortization reported for tax purposes. The total resulting purchase price was $10.7 million. The purchase agreement also requires payment by the company to the sellers of an additional $1.0 million in 2005, subject to the occurrence of certain events related to contract renewals. Should these events occur, the additional payment would be recorded as additional purchase price.

The Unaudited Consolidated Statements of Operations include the results of HJ Ford beginning May 31, 2002. The company obtained an independent valuation of the fair value of assets acquired, and allocated $1.8 million of the purchase price to intangible assets related to customer relationships and non-competition agreements with estimated useful lives ranging from two to four years.

On December 20, 2002, the company completed its acquisition of ANDRULIS for $13.6 million in net cash, including transaction costs of $1.1 million and exit costs of $0.7 million, and issued three separate promissory notes payable with an aggregate amount of approximately $12.4 million, each of which were due and payable on January 2, 2003, in exchange for all of the outstanding shares of capital stock. The resulting preliminary purchase price was $26.1 million, which is subject to revision based on the final determination of appraisals and fair values and was funded from cash on-hand and the company’s $50 million revolving credit facility. Headquartered in Washington, D.C., ANDRULIS has approximately 300 employees in Washington, D.C.; San Diego, California; and Norfolk, Virginia. ANDRULIS provides information technology and engineering solutions to federal government customers in the defense and federal civilian sectors.

The Unaudited Consolidated Statements of Operations include the results of ANDRULIS beginning December 18, 2002, the designated effective date. The company obtained an independent valuation of the fair value of intangible assets acquired, and allocated $2.6 million of the purchase price to intangible assets related to customer relationships and non-competition agreements with estimated useful lives ranging from two to four years.

The Unaudited Consolidated Balance Sheets reflect this allocation between goodwill and intangible assets for both acquisitions. The amortization expense related to the intangible assets commenced upon acquisition.

The preliminary purchase prices of the HJ Ford and ANDRULIS acquisitions have been allocated as follows:

	HJ Ford	ANDRULIS
	(in thousands of dollars)
Working capital, net of cash acquired of $554 for HJ Ford and $1,709 for ANDRULIS	$3,054	$4,555
Property and equipment	209	680
Other noncurrent assets	222	30
Intangible assets	1,800	2,640
Goodwill	6,162	20,115

Total assets, net of cash acquired	11,447	28,020

Other liabilities	—	(1,934)
Long-term debt	(700)	—

Total liabilities	(700)	(1,934)

Purchase price, net of cash acquired	$10,747	$26,086

The company paid the long-term debt of $0.7 million in the second quarter of 2002 and canceled the related loan agreement.

The company acquired, as part of the HJ Ford purchase, a 40% ownership interest in a small disadvantaged business, which is accounted for using the equity method. The company has continuing business relationships with this business and as of December 31, 2002 had provided it with a line of credit guarantee in the amount of $0.2 million. The small business paid the line of credit in the first quarter of 2003.

The following table represents the company’s unaudited pro forma results of operations for the quarter ended March 31, 2002, as if the HJ Ford and ANDRULIS acquisitions had occurred on January 1, 2002.

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

For the quarter ended March 31,	2002
(in thousands of dollars, except per share data)
Net revenue	$63,686
Net income	1,132
Net income per share—basic	0.14
Net income per share—diluted	0.13

Effective January 1, 2002, the company adopted SFAS No. 142, which addresses financial accounting and reporting for acquired goodwill and other intangible assets.

Identifiable intangible assets as of March 31, 2003 are as follows:

	Gross Carrying Amount	Accumulated Amortization
	(in thousands of dollars)
Non-compete agreements	$1,740	$(316)
Contracts	2,700	(513)

	4,440	(829)

Goodwill	26,277	—

Total	$30,717	$(829)

The accumulated amortization expense for all acquired intangible assets was $0.8 million at March 31, 2003.

The estimated amortization expense for the remainder of each of the five succeeding years is as follows:

(in thousands of dollars):
2003	$1,269
2004	1,520
2005	489
2006	166
2007	167

Note 7. Segment Information

Identifiable assets by business segment include both assets directly identified with those operations and an allocable share of jointly used assets.

Summarized financial information by business segment for the three months ended March 31, 2003 and March 31, 2002 are as follows (in thousands of dollars):

	Systems and Services	Metrigraphics	Corporate	Total Identifiable Continuing Operations
March 31, 2003
Net sales	$56,929	$1,677	$—	$58,606
Operating income	2,823	142	—	2,965
Identifiable assets at March 31, 2003	79,853	2,467	27,466	109,786

March 31, 2002
Net sales	$44,771	$2,288	$—	$47,059
Operating income	2,368	514	—	2,882
Identifiable assets at March 31, 2002	47,304	3,238	28,086	78,628

Net sales and operating income (loss) are presented after the elimination of intersegment transactions, which are not material.

During the first quarter of 2003 and 2002, revenue from Department of Defense (DoD) customers represented approximately 77% and 78% of total revenue, respectively. Revenue earned from one significant DoD contract represented approximately 8% and 12% of total revenue in the first three months of 2003 and 2002, respectively.

Note 8. Subsequent Event

On May 2, 2003, the company completed the sale of its Encoder Division assets and certain liabilities to GSI Lumonics in Billerica, Massachusetts for $3.3 million in cash subject to adjustment. On October 18, 2002, the company announced that it was actively pursuing the divestiture of the Encoder Division. The Encoder Division’s financial results have been reported as a discontinued operation beginning in the fourth quarter of 2002 (see Note 2).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

On April 7, 2003, the company announced that it appointed William C. Hoover, President and Chief Operating Officer. Mr. Hoover has primary responsibility for the company’s operating and business development groups. Mr. Hoover brings more than 20 years experience in managing growth, building shareholder value and leading dynamic organizational change.

Results of Operations

Total revenue increased 24.5% to $58.6 million in the first quarter of 2003 compared with $47.1 million in the first quarter of 2002.

Contract revenue for the Systems and Services Segment increased 27.2% to $56.9 million in the first three months of 2003 compared with $44.8 million in the same period last year. Defense revenues grew 23.4%, or $8.7 million in the first quarter of 2003 compared with the same quarter last year. Revenue from federal civilian agencies was $9.0 million for the quarter ended March 31, 2003, up from $3.7 million in the same quarter last year. The company’s acquisition of HJ Ford and ANDRULIS added $16.2 million to the first quarter of 2003 revenue for the federal defense and civilian sectors. On a year over year basis, this increase was partially offset by a reduction in subcontractor revenue with the Air Force Electronic Systems Center of $3.2 million and a reduction in Navy Strategic Systems Guidance work of $1.1 million. Absent these effects, federal revenue grew approximately $2.0 million in the first quarter of 2003 when compared with the same quarter last year.

State and local government revenue was $2.6 million and $4.5 million for the first quarter of 2003 and 2002, respectively, reflecting completion of the Colorado Trails project and curtailment of work in Ohio during 2002.

Product sales for the Metrigraphics Segment decreased 27.7% to $1.7 million in the first three months of 2003 compared with $2.3 million in the same period of 2002. The decrease in 2003 was due to continued weak economic conditions. The company remains cautious that further economic weakness could adversely affect the Metrigraphics Division.

Total gross margin was $9.2 million and $7.0 million in the first quarter of 2003 and 2002, respectively, representing 15.7% and 14.9% of total revenue in the first three months of both 2003 and 2002, respectively.

Gross margin on contract revenue increased 43.6% to $8.8 million in the first three months of 2003 compared with $6.1 million for the first three months 2002, representing 15.4% and 13.6% of contract revenue in the first quarter of 2003 and 2002, respectively. Gross margin on contract revenue improved primarily due to a decrease in lower margin subcontract work and the receipt of $0.4 million related to a completed contract with no additional costs.

Gross margin on product sales was $0.4 million and $0.9 million, in the first quarter of 2003 and 2002, respectively, representing 25.3% and 40.2% of product sales in the first three months of 2003 and 2002, respectively. Continued weak economic conditions impacted gross margin on product sales in the first quarter of 2003 due to a lower revenue base over which to spread fixed costs.

Operating expenses were $5.8 million and $4.1 million for the first three months of 2003 and 2002, respectively. The company incurred $0.7 million of incremental legal and benefit costs and $0.7 million of expenses in support of acquired operations in the first quarter of 2003 compared to the same quarter last year.

Amortization expense of $0.5 million for the first quarter of 2003 reflects the amortization of intangible assets associated with the HJ Ford and ANDRULIS acquisitions (see Note 6 of Notes to the unaudited Consolidated Financial Statements).

Total operating income was $3.0 million and $2.9 million for the first three months of 2003 and 2002, respectively. As a percent of revenue, operating income was 5.1% and 6.1% for the first quarter of 2003 and 2002, respectively. Most of the reduction in operating margin resulted from lower product sales and related profits.

Net interest expense was $0.3 million and $39,000 for the first three months of 2003 and 2002, respectively, reflecting a higher debt level in 2003 due to the acquisition of ANDRULIS.

Income tax expense for the first quarter of 2003 and 2002 was $1.1 million and $1.2 million, respectively, representing 40.2% and 40.7% of pre-tax income for the first three months of 2003 and 2002, respectively.

Loss from discontinued operations for the first quarter of 2003 was $0.4 million, or $0.04 per diluted share, compared with a loss of $0.2 million, or $0.02 per diluted share for the first three months of 2002. The loss for the first quarter of 2003 includes $0.3 million in fees to re-audit 2000 and 2001 results, necessitated by the company’s decision to divest the Encoder Division, combined with the fact that the prior audits had been performed by Arthur Andersen.

For the first quarter of 2003, loss on disposal of discontinued operations of $0.4 million before taxes includes professional fees and exit cost accruals related to the sale of the Encoder Division totaling $1.1 million. The Encoder Division was sold on May 2, 2003 for book value (see Note 2 of Notes to the Unaudited Consolidated Financial Statements).

Loss on disposal of discontinued operations also includes royalty income. The company recognized royalty income associated with the company’s 1999 sale of its discontinued Telecommunications Fraud Control business on a cash basis and reported no income in the first quarter of 2002. In the first quarter of 2003, the company received a final royalty payment associated with this transaction of $0.7 million, and included $0.4 million, net of tax, in loss on disposal of discontinued operations for the first quarter of 2003.

At March 31, 2003, the company had 1,910 employees, including 90 employees associated with discontinued operations. At December 31, 2002, the company had 1,858 employees, including 93 employees associated with discontinued operations. The company considers its relationship with its employees to be satisfactory.

The company’s funded backlog, excluding discontinued operations, was $119.2 million at March 31, 2003 and $111.1 million at December 31, 2002. The funded backlog generally is subject to possible termination at the convenience of the contracting counterparty. The company has a number of multi-year contracts with agencies of the United States and state governments on which actual funding generally occurs on an annual basis. A portion of its funded backlog is based on annual purchase contracts and subject to annual governmental approval or appropriations legislation, and the amount of funded backlog as of any date can be affected by the timing of order receipts and deliveries.

Liquidity and Capital Resources

Cash provided by continuing operations for the first three months of 2003 was $1.5 million, principally from income from continuing operations, increased accrued payroll and employee benefits and decreased accounts receivable, partially offset by increased unbilled expenditures and fees on contracts in process and decreased accounts payable. Cash provided by continuing operations in the first quarter of 2002 was $3.5 million, primarily resulting from net income, increased accounts payable and decreased unbilled expenditures and fees on contracts in process, partially offset by decreased accrued payroll and employee benefits and other accrued expenses.

Net cash provided by discontinued operations was $0.9 million and $0.2 million in the first quarter of 2003 and 2002, respectively.

As previously reported, the company was experiencing slow payment from one commercial customer having an account balance of $0.3 million at March 31, 2003. On March 31, 2003, the company became aware that on March 28, 2003 the customer’s parent company, located in the Netherlands, announced that a bankruptcy filing in the United States was being considered. On May 2, 2003, the parent company filed for bankruptcy protection. However, the bankruptcy did not include the United States subsidiary. At May 6, 2003, the customer’s balance was $0.1 million. Should the company determine that the account or a portion thereof, is uncollectible a provision for the loss will be made in the period in which this determination is made. In addition, under United States Bankruptcy code, certain amounts collected by the company from the customer may be deemed preference payments, requiring the amounts to be forfeited by the company.

Cash used for investing activities for continuing operations was $0.9 million and $1.0 million in the first three months of 2003 and 2002, respectively, primarily related to the purchase of plant and equipment.

At December 31, 2002, the company had $12.4 million in notes payable associated with the purchase of ANDRULIS. The $12.4 million in notes payable had an interest rate of 4.0% and a maturity date of January 2, 2003. In January 2003, the notes payable associated with the purchase of ANDRULIS were paid in full with proceeds from the company’s revolving credit agreement.

Effective June 28, 2002, the company obtained a $50 million revolving credit agreement (the “Revolver”), replacing the previous revolver. The Revolver has a three-year term and is available to the company for general corporate purposes, including strategic acquisitions. The fee on the unused portion of the Revolver ranges from 0.25 % to 0.5% depending on the company’s most recently reported leverage ratio and is payable quarterly in arrears. The company has the option to elect on a fixed 30, 60 or 90-day term, an interest rate of LIBOR plus 2.0% to 3.0%, depending on the company’s most recently reported leverage ratio, or the prime rate on any outstanding balance. Interest on the outstanding balance of the Revolver is payable monthly under the prime rate option or at the end of the elected term for the LIBOR rate option. At March 31, 2003, the outstanding balance under the Revolver was $14.0 million. The weighted average interest rate on the balance outstanding under the Revolver was 3.28% based on $10.0 million borrowed under the 60 day LIBOR option at a rate of 3.28% and $4.0 million borrowed under the 30 day LIBOR option at a rate of 3.27%. At December 31, 2002, the outstanding balance under the Revolver was $2.2 million.

The company has a 10-year mortgage loan (the “Mortgage”), dated June 12, 2000, as amended and restated on June 28, 2002, on the corporate office facility in Andover, Massachusetts. The outstanding balance of the Mortgage was $8.6 million at March 31, 2003. The agreement requires quarterly principal payments of $125,000, with a final payment of $5 million in May 2010. Interest on the Mortgage accrued at the rate of LIBOR plus 2.5% through November 5, 2001. Effective November 6, 2001, the interest rate on the Mortgage was reduced to LIBOR plus 2.0%. The interest rate on the Mortgage under the 90-day LIBOR option, elected at February 12, 2003, was 3.34%, which was effective at March 31. 2003.

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

The company was in compliance with all loan covenants on March 31, 2003.

In the first quarter of 2003, the company realized $0.1 million in proceeds from the exercise of stock options and $0.4 million in proceeds from the issuance of shares under the employee stock purchase plan. In the first quarter of 2002, the company realized $0.4 million in proceeds from the exercise of stock options and $0.4 million in proceeds from the issuance of shares under the employee stock purchase plan.

Commitments and Contingencies

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

Contractual obligations at March 31, 2003 were as follows:

	Payments due by period
	Less than 1 year	2-3 years	4-5 years	After 5 years	Total
	(in thousands of dollars)
Revolver	$14,000	—	—	—	$14,000
Long-term debt	500	$1,000	$1,000	$6,125	8,625
Operating leases	4,460	5,255	271	—	9,986
Purchase commitments	554	—	—	—	554

Total contractual obligations	$19,514	$6,255	$1,271	$6,125	$33,165

In April 2003, the company entered into an 8-year lease agreement for office space in Vienna, Virginia for a total commitment of $10.4 million.

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

The company has provided documents in response to a previously disclosed grand jury subpoena issued on October 15, 2002 by the United States District Court for the District of Massachusetts directing the company to produce specified documents dating back to 1996. The subpoena relates to an investigation, currently focused on the period from 1996 to 1999, by the Antitrust Division of the Department of Justice into bidding and procurement activities involving the company and several other defense contractors who have received similar subpoenas and may also be subjects of the investigation. Although the company is cooperating in the investigation, it does not have a sufficient basis to predict the outcome of the investigation. Should the company be found to have violated the antitrust laws, the matter could have a material adverse effect on the company’s financial position and results of operations.

The company’s prospective results of operations, cash flows and financial condition are subject to certain trends, events and uncertainties, including demands for capital to support growth, economic conditions, government payment practices and contractual matters. The company’s capital expenditures, excluding business acquisitions, are expected to be in the range of $6 million to $8 million in 2003, primarily for enterprise business systems and facilities infrastructure consolidation and improvements.

The company’s need for, cost of, and access to funds are dependent on future operating results, the company’s growth and acquisition activity, as well as conditions external to the company. In 2002, the company increased the capacity of its revolving credit facility from $20 million to $50 million to enable pursuit of the company’s acquisition strategy. In 2003, the company will continue to consider acquisition opportunities, which align with its strategic objectives, along with the possibility of utilizing the credit facility as a source of financing.

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

Under fixed-price contracts, other than service-type contracts, revenue is recognized under the percentage of completion method, on the basis of costs incurred in relation to estimated total costs to complete the contract. Under service-type contracts, costs incurred are not indicative of progression toward completion of the contract. Revenue from service-type fixed price contracts is recognized ratably over the contract period or by other appropriate output methods to measure service provided, and contract costs are expensed as incurred. The risk to the company on a fixed-price contract is that if actual costs exceed the estimated costs to complete the contract, then profit is eroded or losses are incurred.

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

Valuation Allowances

The company provides for potential losses against specifically identified accounts receivable and unbilled expenditures and fees on contracts in process based on the company’s expectation of a customer’s inability to pay. These reserves are based upon specific identification of potential uncollectible accounts. In addition, payment to the company for performance on United States Government contracts are subject to audit by the Defense Contract Audit Agency. The company provides an estimated reserve for adjustments resulting from rate negotiations and audit findings. The company routinely provides for these items when they are identified and can be reasonably estimated. Due to the diversity of contracts with the United States Government, it is not probable that the company will incur a material loss.

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

Pensions

Accounting and reporting for the company’s pension plan requires the use of assumptions, including but not limited to, discount rate, rate of compensation increases and expected return on assets. If these assumptions materially differ from actual results, the company’s obligations under the pension plan could also materially differ, requiring the company to record an additional pension liability.

Forward-Looking Information

Safe harbor statements under the Private Securities Litigation Reform Act of 1995: Some statements contained or implied in this quarterly report which are not historical fact such as financial forecasts, contain forward-looking information. These statements may be identified by forward-looking words such as “expect,” “look,” “believe,” “anticipate,” “may,” “will” and other forward-looking terminology. Such statements are subject to risks and uncertainties that could cause actual results to differ materially, including uncertainties regarding contractual requirements, actions by customers and actual costs to complete; federal budget matters; government contracting risks, competitive market conditions; customer requirements, schedules and related funding; technological change; uncertainty of future financing; overall economic factors; ability to successfully complete and integrate acquisitions and other matters. These factors are discussed in more detail in the company’s Annual Report on Form 10-K for the year ended December 31, 2002. The company assumes no obligation to update any forward-looking information.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

The company is subject to interest rate risk associated with our Mortgage and Revolver where interest payments are tied to either the LIBOR or prime rate. At any time a sharp rise in interest rates could have an adverse effect on net interest expense as reported in the Consolidated Statements of Operations. A one full percentage point increase in the interest rate on the balance of the Mortgage and Revolver at March 31, 2003 would result in a $0.2 million increase in interest expense per year. The company does not currently hedge these interest rate exposures.

The company presently has minimal exposure to market interest rates with regards to investments. At March 31, 2003, the company had investments of $0.9 million, which consisted primarily of money market accounts.

The company has no significant exposure to foreign currency fluctuations. Foreign sales, which are nominal, are primarily denominated in United States dollars.

Item 4. Controls And Procedures

Based on their evaluation as of a date within 90 days of the filing of this Form 10-Q, the company’s Chief Executive Officer and Chief Financial Officer have concluded that the company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in the company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

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

The company has provided documents in response to a previously disclosed grand jury subpoena issued on October 15, 2002 by the United States District Court for the District of Massachusetts directing the company to produce specified documents dating back to 1996. The subpoena relates to an investigation, currently focused on the period from 1996 to 1999, by the Antitrust Division of the Department of Justice into bidding and procurement activities involving the company and several other defense contractors who have received similar subpoenas and may also be subjects of the investigation. Although the company is cooperating in the investigation, it does not have a sufficient basis to predict the outcome of the investigation. Should the company be found to have violated the antitrust laws, the matter could have a material adverse effect on the company’s financial position and results of operations.

Item 6. Exhibits and Reports on Form 8-K

(a) The following Exhibits are filed herewith:

Exhibit 10.1	William Hoover Non-Qualified Stock Option Agreement.*

Exhibit 99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Identifies management contracts and compensatory plans or arrangements.

(b) Reports on Form 8-K

(1)	On January 6, 2003, the company filed a Form 8-K under Item 2, “Acquisition or Disposal of Assets”, reporting the purchase of Andrulis Corporation.

(2)	On March 5, 2003, the company filed an amendment on Form 8-K/A to the January 6, 2003 Form 8-K to include as exhibits under Item 7, “Financial Statements, Pro Forma Financial Information and Exhibits,” audited financial statements of Andrulis Corporation for the fiscal years ended September 30, 2002 and 2001 and unaudited pro forma financial statements of DRC relating to the Andrulis Corporation acquisition.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNAMICS RESEARCH CORPORATION (Registrant)

Date: May 12, 2003	By:	/s/ DAVID KELEHER
David Keleher Vice President and Chief Financial Officer

	By:	/s/ DONALD B. LEVIS
Donald B. Levis Corporate Controller and Chief Accounting Officer

Certifications

I, James P. Regan, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Dynamics Research Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

By:	/s/ JAMES P. REGAN
James P. Regan
Chairman and Chief Executive Officer

I, David Keleher, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Dynamics Research Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

By:	/s/ DAVID KELEHER
David Keleher
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Name	Location

10.1	William Hoover Non-Qualified Stock Option Agreement	Filed herewith

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith