Form 10-Q
period 2003-06-30
DYNAMICS RESEARCH CORP
filed 2003-08-14
CIK 30822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No  ☐.

As of August 8, 2003, the number of shares outstanding of the Registrant’s Common Stock, $.10 par value, was 8,349,529 shares.

DYNAMICS RESEARCH CORPORATION

For the quarter ended June 30, 2003

Dynamics Research Corporation

Consolidated Balance Sheets (unaudited)

(in thousands of dollars, except share and per share data)

	June 30, 2003	December 31, 2002
Assets
Current assets
Cash and cash equivalents	$2,057	$1,076
Receivables, net of allowances of $337 in 2003 and $373 in 2002	28,161	29,819
Unbilled expenditures and fees on contracts in process	27,745	26,614
Prepaid expenses and other current assets	3,741	1,727
Discontinued operations	—	3,432

Total current assets	61,704	62,668

Noncurrent assets
Net property, plant and equipment	17,305	15,608
Deferred income taxes	1,429	1,559
Goodwill	26,277	26,169
Intangible assets, net of amortization	3,188	4,066
Other noncurrent assets	1,456	1,275
Discontinued operations	—	331

Total noncurrent assets	49,655	49,008

Total assets	$111,359	$111,676

Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$500	$500
Notes payable and revolver	10,000	14,644
Current deferred income taxes	6,008	6,524
Accounts payable	13,370	12,334
Accrued payroll and employee benefits	12,439	11,898
Other accrued expenses	3,367	3,531
Discontinued operations	1,380	1,009

Total current liabilities	47,064	50,440

Long-term liabilities
Long-term debt, less current portion	8,000	8,250
Accrued pension liability	11,778	11,778
Other long-term liabilities	942	1,399
Discontinued operations	605	—

Total long-term liabilities	21,325	21,427

Commitment and Contingencies

Stockholders’ Equity
Preferred stock, par value, $.10 per share 5,000,000 shares authorized, none issued	—	—
Common stock, par value, $.10 per share:
Authorized—30,000,000 shares
Issued—9,671,903 shares in 2003 and 9,543,606 in 2002	967	954
Treasury stock—1,379,426 shares in 2003 and 2002	(138)	(138)
Capital in excess of par value	34,965	33,844
Unearned compensation	(933)	(816)
Accumulated other comprehensive loss	(6,881)	(6,881)
Retained earnings	14,990	12,846

Total stockholders’ equity	42,970	39,809

Total liabilities and stockholders’ equity	$111,359	$111,676

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Dynamics Research Corporation

Consolidated Statements of Operations (unaudited)

(in thousands of dollars, except share and per share data)

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002
Contract revenue	$60,310	$45,653
Product sales	1,829	2,152

Total revenue	62,139	47,805

Cost of contract revenue	50,851	38,788
Cost of product sales	1,283	1,331
Selling, engineering and administrative expenses	6,109	4,202
Amortization of intangible assets	423	67

Total operating costs and expenses	58,666	44,388

Operating income	3,473	3,417

Other income	37	3
Interest expense, net	(236)	(44)

Income from continuing operations before provision for income taxes	3,274	3,376

Provision for income taxes	1,317	1,373

Income from continuing operations	1,957	2,003

Loss from discontinued operations, net of tax benefit of $574 in 2003 and $136 in 2002	(855)	(199)

Net income	$1,102	$1,804

NET INCOME PER COMMON SHARE

Per common share—basic
Income from continuing operations	$0.24	$0.25
Loss from discontinued operations	(0.11)	(0.02)

Net income	$0.13	$0.23

Per common share—diluted
Income from continuing operations	$0.23	$0.22
Loss from discontinued operations	(0.10)	(0.02)

Net income	$0.13	$0.20

Weighted average shares outstanding

Weighted average shares outstanding—basic	8,181,314	7,936,252
Dilutive effect of options	504,706	1,066,775

Weighted average shares outstanding—diluted	8,686,020	9,003,027

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Dynamics Research Corporation

Consolidated Statements of Operations (unaudited)

(in thousands of dollars, except share and per share data)

	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002
Contract revenue	$117,238	$90,424
Product sales	3,506	4,440

Total revenue	120,744	94,864

Cost of contract revenue	99,003	77,449
Cost of product sales	2,535	2,699
Selling, engineering and administrative expenses	11,890	8,350
Amortization of intangible assets	878	67

Total operating costs and expenses	114,306	88,565

Operating income	6,438	6,299

Other income	80	3
Interest expense, net	(514)	(83)

Income from continuing operations before provision for income taxes	6,004	6,219

Provision for income taxes	2,414	2,530

Income from continuing operations	3,590	3,689

Loss from discontinued operations, net of tax benefit of $814 in 2003 and $273 in 2002	(1,213)	(399)

Loss on disposal of discontinued operations, net of tax benefit of $157 in 2003	(233)	—

Net income	$2,144	$3,290

NET INCOME PER COMMON SHARE

Per common share—basic
Income from continuing operations	$0.44	$0.47
Loss from discontinued operations	(0.15)	(0.05)
Loss on disposal of discontinued operations	(0.03)	—

Net income	$0.26	$0.42

Per common share—diluted
Income from continuing operations	$0.42	$0.41
Loss from discontinued operations	(0.14)	(0.04)
Loss on disposal of discontinued operations	(0.03)	—

Net income	$0.25	$0.37

Weighted average shares outstanding

Weighted average shares outstanding—basic	8,160,932	7,900,627
Dilutive effect of options	487,927	1,026,805

Weighted average shares outstanding—diluted	8,648,859	8,927,432

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Dynamics Research Corporation

Consolidated Statements of Cash Flows (unaudited)

(in thousands of dollars)

	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002
Operating activities:
Net income	$2,144	$3,290
Loss from discontinued operations	(1,213)	(399)
Loss on disposal of discontinued operations	(233)	—

Income from continuing operations	3,590	3,689

Adjustments to reconcile net cash provided by (used for) operating activities:
Depreciation	1,559	1,662
Noncash interest expense	75	46
Investment income from equity interest	(63)	(180)
Stock compensation expense	113	78
Tax benefit from stock options exercised	33	145
Amortization of intangible assets	878	67
Deferred income taxes	(386)	—
Change in operating assets and liabilities, net of effect of acquisitions
Accounts receivable, net	1,658	(3,912)
Unbilled expenditures and fees on contracts in process	(1,131)	745
Prepaid expenses and other current assets	(2,014)	(419)
Accounts payable	1,036	(519)
Accrued payroll and employee benefits	541	(2,258)
Other accrued expenses	(621)	3,956

Net cash provided by continuing operations	5,268	3,100
Net cash provided by discontinued operations	315	32

Net cash provided by operating activities	5,583	3,132

Investing activities:
Additions to property, plant and equipment	(3,228)	(1,602)
Proceeds from the sale of assets	—	3
Purchase of business, net of cash acquired	—	(10,054)
Increase in other assets	(301)	(484)

Net cash used for continuing operations	(3,529)	(12,137)
Net cash provided by discontinued operations	2,950	—

Net cash provided by investing activities	(579)	(12,137)

Financing activities:
Net repayments under revolving credit agreement and notes payable	(4,644)	—
Repayments under loan agreement	—	(700)
Principal payment under mortgage agreement	(250)	(250)
Proceeds from the exercise of stock options and issuance of common stock	871	1,436

Net cash provided by (used for) financing activities	(4,023)	486

Net increase (decrease) in cash and cash equivalents	981	(8,519)
Cash and cash equivalents at the beginning of year	1,076	15,653

Cash and cash equivalents at the end of period	$2,057	$7,134

Supplemental information
Cash paid for interest	$459	$223
Cash paid for income taxes	1,312	2,162

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

On October 18, 2002, the company announced that it was actively pursuing the divestiture of the Encoder Division, a manufactured products business, (previously reported as a segment) due to continued weakness in the manufacturing sector. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the consolidated financial statements of the company have been restated to reflect the discontinuation of the Encoder Division. On May 2, 2003, the company completed the sale of its Encoder Division assets and certain liabilities to GSI Lumonics in Billerica, Massachusetts (see Note 2).

Certain information in footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The company believes that the disclosures are adequate to make the information presented not misleading. The financial information is unaudited, but reflects all normal adjustments which are, in the opinion of the management, necessary to fairly present the results of operations and financial position. The financial statements should be read in conjunction with the financial statements in the company’s Annual Report on Form 10-K for the year ended December 31, 2002. The results of the three-month and six-month periods ended June 30, 2003 may not be indicative of the results that may be expected for the fiscal year ended December 31, 2003.

Stock-Based Compensation

The company accounts for stock option plans under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The following table illustrates the effect of net income per common share if the company had applied the fair value based method of SFAS No. 123, Accounting for Stock-Based Compensation, to all outstanding and unvested awards in each period for the purpose of recording expense for stock option compensation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
(in thousands of dollars, except per share data)

Net income, as reported	$1,102	$1,804	$2,144	$3,290
Deduct: Total stock-based employee compensation determined under fair-value-based method for all awards, net of related tax effects	875	947	1,686	1,895

Pro forma net income	$227	$857	$458	$1,395

Income per share:
Basic, as reported	$0.13	$0.23	$0.26	$0.42
Basic, pro forma	0.03	0.11	0.06	0.18
Diluted, as reported	0.13	0.20	0.25	0.37
Diluted, pro forma	0.03	0.10	0.06	0.17

The weighted average fair value of options granted was $8.48 and $16.18 in the second quarter of 2003 and 2002, respectively. The weighted average fair value of options granted was $8.21 and $12.84 in the first six months of 2003 and 2002, respectively. The fair value of each option for the company’s plans is estimated on the date of the grant using the Black-Scholes option pricing model, with the following weighted average assumptions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Expected volatility	65.47%	59.87%	60.81%	63.45%
Dividend yield	—	—	—	—
Risk-free interest rate	3.94%	5.17%	3.94%	5.10%
Expected life in years	7.98	7.96	7.98	7.96

New Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstance) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The company adopted the provisions of the SFAS No. 150 on July 1, 2003. The company did not have any financial instruments within the scope of the SFAS No. 150 during June 2003.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments and hedging activities under SFAS No. 133 for decisions made: (i) as part of the Derivative Implementation Group process that requires amendment to SFAS No. 133, (ii) in connection with other FASB projects dealing with financial instruments, and (iii) in connection with the implementation issues raised related to the application of the definition of derivative. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for designated hedging relationships after June 30, 2003. SFAS No. 149 is required to be applied prospectively. The company does not currently have any derivative instruments and does not expect SFAS No. 149 to have a material effect on its financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. (“FIN”) 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. FIN 46 clarifies Accounting Research Bulletin No.

51, Consolidated Financial Statements related to whether companies should consolidate certain entities, called variable interest entities, for which there is no controlling financial interest but have characteristics of a controlling financial interest in place, called a variable interest. FIN 46 is effective immediately for variable interest entities created after January 31, 2003 and for interim periods beginning after June 15, 2003 for which a variable interest was in place prior to February 1, 2003. The company acquired, as part of the HJ Ford purchase, a 40% ownership interest in a small disadvantaged business, as defined by the United States Government, which is accounted for using the equity method. The company provided the business with a line of credit guarantee, under which its maximum exposure is $0.2 million. The company has not, as yet, evaluated whether the implementation of FIN 46 as it pertains to this investment will have any effect on the company’s results of operations or financial position. The company has no other investments subject to FIN 46.

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

In November 2002, the FASB issued FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of SFAS No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies requirements relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, companies recognize a liability for the fair value of the obligation it assumes under that guarantee. The company adopted the annual disclosure provisions of FIN 45 in the year ended December 31, 2002. The company adopted the provisions for initial recognition and measurement and the interim disclosures during the first quarter of 2003. The adoption of FIN 45 did not have a material effect on the consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to the exit or adoption of a disposal plan. The new rule is effective for the company beginning January 1, 2003. The adoption of SFAS No. 146 did not have a material impact on the company’s financial position or results of operations.

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

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and for the associated retirement costs. The new rule is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material effect on the consolidated financial statements.

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

Due to their antidilutive effect, 98,100 and 22,500 stock options were excluded from the calculation of diluted income per share in the second quarter of 2003 and 2002, respectively. For the first six months of 2003 and 2002, 198,100 and 23,100 stock options, respectively, were excluded from the calculation of diluted income per share due to their antidilutive effect.

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

On May 2, 2003, the company completed the sale of its Encoder Division assets and certain liabilities to GSI Lumonics in Billerica, Massachusetts for $3.3 million in cash subject to adjustment, $0.3 million of which is currently in escrow. As a result, a charge of $1.1 million before taxes was recorded as a loss on disposal of discontinued operations in the first quarter of 2003, including $0.3 million of professional fees and $0.8 million of other costs to exit the business.

Loss from discontinued operations, net of taxes, for the second quarter of 2003 and 2002 was $0.9 million and $0.2 million, or $0.10 and $0.02 per diluted share for the second quarter of 2003 and 2002, respectively. The second quarter of 2003 includes one month of operating loss from the Encoder Division and a $1.1 million accrual for future lease costs, net of contractual sublease income for the Encoder facility from GSI Lumonics. For the first six months of 2003, the loss from discontinued operations, net of taxes, was $1.2 million or $0.14 per diluted share, compared with $0.4 million, or $0.04 per diluted share for the first six months of 2002. The first six months of 2003 includes four months of operating loss from the Encoder Division.

Loss on disposal of discontinued operations, net of taxes, for the first six months of 2003 was $0.2 million, or $0.03 diluted share. Included in loss on discontinued operations for the first six months of 2003 is a provision for severance costs for approximately 45 employees, professional fees and a $1.1 million accrual for future lease costs, net of contractual sublease income for the Encoder facility from GSI Lumonics.

The accrued liability for exit costs at June 30, 2003 is as follows:

	Three Months Ended June 30, 2003			Six Months Ended June 30, 2003
(in thousands of dollars)	Severance	Lease	Total	Severance	Lease	Total
Accrued liability at beginning of period	$544	$264	$808	$—	$—	$—
Provision for exit costs	—	1,061	1,061	544	1,325	1,869
Expenditures charged against accrued liability	(12)	(88)	(100)	(12)	(88)	(100)

Accrued liability at June 30, 2003	$532	$1,237	$1,769	$532	$1,237	$1,769

The balance sheet captions for discontinued operations include the following:

(in thousands of dollars)	June 30, 2003	December 31, 2002
Current assets
Receivables, net	$—	$1,111
Inventory, net	—	2,316
Prepaid expenses and other current assets	—	5

Total current assets	—	3,432

Noncurrent assets
Net property, plant and equipment	—	331

Current liabilities
Accounts payable	—	233
Accrued payroll and employee benefits	532	127
Other accrued expenses	848	649

Total current liabilities	1,380	1,009

Noncurrent liabilities
Other long-term liabilities	605	—

Other accrued expenses also includes $0.2 million of lease related expenses and other fees.

Loss on disposal of discontinued operations, net of taxes, also includes royalty income. The company recognized royalty income associated with the company’s 1999 sale of its discontinued Telecommunications Fraud Control business on a cash basis and reported no income in the second quarter or first six months of 2002. In the first quarter of 2003, the company received the final royalty payment associated with this transaction of $0.7 million, and included $0.4 million, net of tax, in loss on disposal of discontinued operations for the first quarter of 2003.

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

Effective June 28, 2002, the company obtained a $50 million revolving credit agreement (the “Revolver”), replacing the previous revolver. The Revolver has a three-year term and is available to the company for general corporate purposes, including strategic acquisitions. The fee on the unused portion of the Revolver ranges from 0.25 % to 0.5% depending on the company’s most recently reported leverage ratio and is payable quarterly in arrears. The company has the option to elect on a fixed 30, 60 or 90-day term, an interest rate of LIBOR plus 2.0% to 3.0%, depending on the company’s most recently reported leverage ratio, or the prime rate on any outstanding balance. Interest on the outstanding balance of the Revolver is payable monthly under the prime rate option or at the end of the elected term for the LIBOR rate option. At June 30, 2003, the outstanding balance under the Revolver was $10.0 million. The interest rate on the outstanding balance under the Revolver was 3.17% under a 60-day LIBOR option elected on June 14, 2003. At December 31, 2002, the outstanding balance under the Revolver was $2.2 million.

The company has a 10-year mortgage loan (the “Mortgage”), dated June 12, 2000, as amended and restated on June 28, 2002, on the corporate office facility in Andover, Massachusetts. The outstanding balance of the Mortgage was $8.5 million at June 30, 2003. The agreement requires quarterly principal payments of $125,000, with a final payment of $5 million in May 2010. Interest on the Mortgage accrued at the rate of LIBOR plus 2.5% through November 5, 2001. Effective November 6, 2001, the interest rate on the Mortgage was reduced to LIBOR plus 2.0%. The interest rate on the Mortgage under the 90-day LIBOR option, elected at April 14, 2003, was 3.28%, which was effective at June 30, 2003.

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

The company was in compliance with all loan covenants on June 30, 2003.

Note 4. Stock Plans

The company has stock option plans, which are administered by the Compensation Committee of the Board of Directors (the “Committee”). The Committee oversees which employees receive options, the number of options granted and the option prices of the shares covered by each stock option grant.

In May 2003, the company’s shareholders approved the adoption of the 2003 Incentive Plan (“2003 Plan”). The 2003 Plan provides eligible participants the opportunity to receive a broad variety of equity-based and cash incentives. A total of 400,000 shares of common stock have been reserved for issuance under the 2003 Plan, subject to adjustment as provided in the 2003 Incentive Plan.

On January 30, 2001, company’s shareholders approved the adoption of the 2000 Employee Stock Purchase Plan (the “ESPP”). The ESPP is designed to give eligible employees an opportunity to purchase common stock of the company through accumulated payroll deductions. The purchase price of the stock is equal to 85% of the fair market value of a share of common stock on the first day or last day of each three-month offering period, whichever is lower. All employees of the company or designated subsidiaries who customarily work at least 20 hours per week and do not own five percent or more of the company’s common stock are eligible to participate in the purchase plan. A total of 800,000 shares have been reserved for issuance under the ESPP of which 529,379 shares remain unissued at June 30, 2003. The program commenced in May 2001. In the second quarter and first six months of 2003, 45,105 and 85,173 shares, respectively, were issued through the plan, compared with 23,739 and 51,403 shares in the second quarter and first six months of 2002, respectively.

On January 18, 2000, the company’s shareholders approved the adoption of the 2000 Incentive Plan (the “2000 Plan”). The 2000 Plan allows the company to grant incentive stock options, nonqualified stock options, stock appreciation rights, awards of nontransferable shares of restricted common stock and deferred grants of common stock up to a total of 1.5 million shares. During the second quarter of 2001, the Board of Directors approved the Executive Long Term Incentive Program (the “ELTIP”), implemented under the provisions of the shareholder approved 2000 Incentive Plan. The ELTIP provides incentives to program participants through a combination of stock options and restricted stock grants, which vest fully in seven years. The ELTIP allows for accelerated vesting based on the company’s achievement of specified financial performance goals. During the second quarter of 2001, the company granted under this plan stock options totaling 750,000 shares of common stock at fair market value, of which 20,000 shares were forfeited in 2002, and granted 121,000 shares of restricted common stock, of which 3,000 shares were forfeited in 2002, with approximately $1.1 million of compensatory value to be amortized over the seven-year vesting period of the grant.

During the first quarter of 2003, the company granted 23,100 shares of restricted common stock under the 2000 Plan with approximately $0.2 million of compensatory value to be amortized over the two-year vesting period of the grant. In the second quarter and first six months of 2003, the company recognized approximately $64,000 and $113,000 of compensation expense, respectively, under the 2000 Plan. In the second quarter and first six months of 2002, the company recognized approximately $39,000 and $78,000 of compensation expense, respectively, under this plan.

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

As previously disclosed, on October 26, 2000, two former company employees were indicted for conspiracy to defraud the United States Air Force and pled guilty. The United States Attorney’s office continues to discuss the possibility of civil liability on the part of the company arising from the former employees’ conspiracy to defraud the United States Air Force of a claimed $10 million dollars, a substantial portion of which has been recovered. The company is in settlement discussions with the United States Attorney’s office on this matter. A settlement, if any, could have a material adverse effect on the company’s results of operations or financial position. If the company and the United States Attorney’s office are unable to reach a settlement agreement, the United States Attorney’s office is likely to commence a multiple damages civil action against the company. If a suit is brought, the company believes it has substantive defenses and intends to vigorously defend itself. The outcome of such litigation, if any, could have a material adverse effect on the company’s results of operations or financial position.

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

Note 6. Acquisitions and Goodwill

On May 31, 2002, the company completed its acquisition of HJ Ford Associates, Inc. (“HJ Ford”) for $9.9 million in net cash, including transaction costs of $0.4 million and exit costs of $0.1 million, in exchange for all of the outstanding voting common stock. HJ Ford helps its clients manage operational processes and acquisition programs by drawing on their core competencies of systems and information engineering, acquisition logistics and logistics engineering, information technology, enterprise engineering, and acquisition program support. Pursuant to certain provisions of the purchase agreement, the price was adjusted downward in the third quarter of 2002 by $0.5 million. The company also agreed to compensate the seller $1.3 million, which was accounted for as additional purchase price for sellers’ consent to treat the transaction as an asset purchase for tax purposes, under Section 338(h)(10) of the Internal Revenue Code. This tax treatment enables the company to take future tax deductions for the goodwill amortization reported for tax purposes. The total resulting purchase price was $10.7 million. The purchase agreement also requires payment by the company to the sellers of an additional $1.0 million in 2005, subject to the occurrence of certain events related to contract renewals. Should these events occur, the additional payment would be recorded as additional purchase price.

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

The unaudited Consolidated Statements of Operations include the results of ANDRULIS in 2003. The company obtained an independent valuation of the fair value of intangible assets acquired, and allocated $2.6 million of the purchase price to intangible assets related to customer relationships and non-competition agreements with estimated useful lives ranging from two to four years.

The unaudited Consolidated Balance Sheets reflect this allocation between goodwill and intangible assets for both acquisitions. The amortization expense related to the intangible assets commenced upon acquisition.

The purchase price of the HJ Ford acquisition and the preliminary purchase price of the ANDRULIS acquisition have been allocated as follows:

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

The company acquired, as part of the HJ Ford purchase, a 40% ownership interest in a small disadvantaged business, as defined by the United States Government, which is accounted for using the equity method. The company has continuing business relationships with this business and as of December 31, 2002 had provided it with a line of credit guarantee in the amount of $0.2 million. There was no outstanding balance under this line of credit at June 30, 2003.

The following table represents the company’s unaudited pro forma results of operations for the three-month and six-month periods ended June 30, 2002, as if the HJ Ford and ANDRULIS acquisitions had occurred on January 1, 2002. These pro forma results include adjustments for the amortization of intangible assets with finite useful lives, the elimination of intercompany transactions and adjustments for income tax effects. The table has been prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the period noted or of results that may occur in the future.

	Three Months Ended June 30, 2002	Six Months Ended June 30, 2002
(in thousands of dollars, except per share data)
Net revenue	$61,985	$125,671
Net income	2,006	3,138
Net income per share – basic	.26	.40
Net income per share – diluted	.22	.35

Effective January 1, 2002, the company adopted SFAS No. 142, which addresses financial accounting and reporting for acquired goodwill and other intangible assets.

Identifiable intangible assets and goodwill as of June 30, 2003 are as follows:

(in thousands of dollars)
	Gross Carrying Amount	Accumulated Amortization
Non-compete agreements	$1,740	$(514)
Contracts	2,700	(738)

	4,440	(1,252)

Goodwill	26,277	—

Total	$30,717	$(1,252)

The identifiable intangible assets and goodwill associated with the HJ Ford and ANDRULIS acquisitions are included in the company’s Systems and Services Segment.

The estimated amortization expense for identifiable intangible assets for the remainder of each of the five succeeding years is as follows:

(in thousands of dollars)

2003	$846
2004	1,520
2005	489
2006	166
2007	167

Note 7. Segment Information

Identifiable assets by business segment include both assets directly identified with those operations and an allocable share of jointly used assets.

Summarized financial information by business segment for the three months ended June 30, 2003 and June 30, 2002 are as follows (in thousands of dollars):

	Systems and Services	Metrigraphics	Corporate	Total Identifiable Continuing Operations
June 30, 2003
Net sales	$60,310	$1,829	$—	$62,139
Operating income	3,299	174	—	3,473
Identifiable assets at June 30, 2003	95,085	2,258	14,016	111,359

June 30, 2002
Net sales	$45,653	$2,152	$—	$47,805
Operating income	2,947	470	—	3,417
Identifiable assets at June 30, 2002	61,521	2,853	15,670	80,044

Summarized financial information by business segment for the six months ended June 30, 2003 and June 30, 2002 are as follows (in thousands of dollars):

	Systems and Services	Metrigraphics	Corporate	Total Identifiable Continuing Operations
June 30, 2003
Net sales	$117,238	$3,506	$—	$120,744
Operating income	6,122	316	—	6,438
Identifiable assets at June 30, 2003	95,085	2,258	14,016	111,359

June 30, 2002
Net sales	$90,424	$4,440	$—	$94,864
Operating income	5,314	985	—	6,299
Identifiable assets at June 30, 2002	61,521	2,853	15,670	80,044

Net sales and operating income are presented after the elimination of intersegment transactions, which are not material.

During the second quarter of 2003 and 2002, revenue from Department of Defense (“DoD”) customers represented approximately 78% and 80% of total revenue, respectively, and 77% and 79% of revenue for the first six months of 2003 and 2002, respectively. Revenue earned from one significant DoD contract represented approximately 7% and 10% of total revenue in the second quarter of 2003 and 2002, respectively, and approximately 7% and 11% of revenue for the first six months of 2003 and 2002, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

On May 31, 2002, the company acquired HJ Ford and on December 20, 2002, the company acquired ANDRULIS (see Note 6 of Notes to the Consolidated Financial Statements). On October 18, 2002, the company announced that it was actively pursuing the divestiture of its Encoder Division. For all periods presented, the results of operations of the Encoder Division have been accounted for as discontinued operations. The sale of the Encoder Division was completed on May 2, 2003.

Results of Operations

Total revenue increased 30.0% to $62.1 million in the second quarter of 2003 compared with $47.8 million in the second quarter of 2002. For the first six months of 2003, total revenue increased 27.3% to $120.7 million compared with $94.9 million in the first six months of 2002.

Contract revenue for the Systems and Services Segment increased 32.1% to $60.3 million in the second quarter of 2003 compared with $45.7 million in the same period last year. For the first six months of 2003 and 2002, contract revenue was $117.2 million and $90.4 million, respectively. Defense revenues grew 25.1%, or $9.7 million in the second quarter of 2003 compared with the same quarter last year. For the first six months of 2003 and 2002, defense revenue was $93.5 million and $75.1 million, respectively. Revenue from federal civilian agencies was $9.1 million for the quarter ended June 30, 2003, up from $4.4 million in the same quarter last year. For the first six months of 2003 and 2002, revenue from federal civilian agencies was $18.1 million and $8.1 million, respectively.

The company’s acquisition of HJ Ford and ANDRULIS added $14.7 million to the company’s federal defense and civilian business revenue base for the second quarter of 2003. On a year-over-year basis, this increase was partially offset by a reduction in subcontractor pass through revenue with the Air Force Electronic Systems Center and a reduction in Navy Strategic Systems Guidance work totaling $4.1 million.

State and local government revenue was $2.9 million and $2.7 million for the second quarter of 2003 and 2002, respectively. The improvement in the second quarter of 2003 reflects additional revenue from infrastructure and new training systems work for the State of Colorado. For the first six months of 2003 and 2002, state and local government revenue was $5.5 million and $7.2 million, respectively, reflecting curtailment of work in Ohio during 2002.

Product sales for the Metrigraphics Segment decreased 15.0% to $1.8 million in the second quarter of 2003 compared with $2.2 million in the same period of 2002. For the first six months of 2003 and 2002, product sales were $3.5 million and $4.4 million, respectively. The decrease in 2003 was due to continued weak economic conditions. The company remains concerned that further economic weakness could adversely affect the Metrigraphics Division.

Total gross margin was $10.0 million and $7.7 million in the second quarter of 2003 and 2002, respectively, representing 16.1% of total revenue in the second quarter of both 2003 and 2002. For the first six months of 2003, total gross margin was $19.2 million, or 15.9% of total revenue, compared with $14.7 million, or 15.5% of total revenue for the first six months of 2002.

Gross margin on contract revenue increased 37.8% to $9.5 million in the second quarter of 2003 compared with $6.9 million for the second quarter of 2002, representing 15.7% and 15.0% of contract revenue in the second quarter of 2003 and 2002, respectively. For the first six months of 2003, contract revenue gross margin was $18.2 million, or 15.6% of contract revenue, compared with $13.0 million, or 14.3% of contract revenue for the first six months of 2002. The increase in contract revenue gross margin for the second quarter and first six months of 2003, when compared with the same periods last year, reflects lower overhead costs as a percent of revenue due to efficiencies associated with the company’s acquisitions.

Gross margin on product sales was $0.5 million and $0.8 million, in the second quarter of 2003 and 2002, respectively, representing 29.9% and 38.2% of product sales in the second quarter of 2003 and 2002, respectively. For the first six months of 2003, product sales gross margin was $1.0 million, or 27.7% of product sales, compared with $1.7 million, or 39.2% of product sales for the first six months of 2002. Continued weak economic conditions impacted gross margin on product sales in the second quarter and first six months of 2003 due to a lower revenue base over which to spread fixed costs.

Operating expenses were $6.1 million and $4.2 million for the second quarter of 2003 and 2002, respectively. For the first six months of 2003 and 2002, operating expenses were $11.9 million and $8.4 million, respectively. Higher legal and benefits costs, as well as expenses in support of acquired operations in the first half of 2003 accounted for the year-over-year increase.

Amortization expense of $0.4 million and $0.9 million for the second quarter and first six months of 2003, reflects the amortization of intangible assets associated with the HJ Ford and ANDRULIS acquisitions (see Note 6 of Notes to the unaudited Consolidated Financial Statements). Amortization expense of $67,000 in the second quarter of 2002 reflects one month of amortization of intangible assets associated with the HJ Ford acquisition.

Total operating income was $3.5 million and $3.4 million for the second quarter of 2003 and 2002, respectively. As a percent of revenue, operating income was 5.6% and 7.1% for the second quarter of 2003 and 2002, respectively. For the first six months of 2003, total operating income was $6.4 million, or 5.3% of revenue, compared with $6.3 million, or 6.6% of revenue, for the first six months of 2002. Higher operating expenses, higher amortization expense and lower gross margin on product sales accounted for the decrease in operating margin, partially offset by slightly higher contract revenue gross margin.

Net interest expense was $0.2 million and $44,000 for the second quarter of 2003 and 2002, respectively, and $0.5 million and $83,000 for the first six months of 2003 and 2002, respectively, reflecting a higher debt level in 2003 due to the acquisition of ANDRULIS.

Income tax expense for the second quarter of 2003 and 2002 was $1.3 million and $1.4 million, respectively, representing 40.2% and 40.7% of pre-tax income for the second quarter of 2003 and 2002, respectively. For the first six months of 2003 and 2002, income tax expense was $2.4 million, or 40.2% of pre-tax income, and $2.5 million, or 40.7% of pre-tax income, respectively.

Loss from discontinued operations, net of taxes, for the second quarter of 2003 and 2002 was $0.9 million and $0.2 million, or $0.10 and $0.02 per diluted share for the second quarter of 2003 and 2002, respectively. The second quarter of 2003 includes one month of operating loss from the Encoder Division and a $1.1 million accrual for future lease costs. For the first six months of 2003, the loss from discontinued operations, net of taxes, was $1.2 million, or $0.14 per diluted share, compared with $0.4 million, or $0.04 per diluted share for the first six months of 2002. The loss for the first six months of 2003 includes $0.3 million in fees to re-audit 2000 and 2001 results, necessitated by the company’s decision to divest the Encoder Division, combined with the fact that the prior audits had been performed by Arthur Andersen, and four months of operating loss from the Encoder Division.

Loss on disposal of discontinued operations, net of taxes, for the first six months of 2003 was $0.2 million after taxes, and includes a provision for severance costs for approximately 45 employees, professional fees, the remaining facility lease expenses and a $1.1 million accrual for future lease costs, net of expected sublease income for the Encoder facility. The Encoder Division was sold for book value (see Note 2 of Notes to the Unaudited Consolidated Financial Statements). Loss on disposal of discontinued operations also includes royalty income. The company recognized royalty income associated with the company’s 1999 sale of its discontinued Telecommunications Fraud Control business on a cash basis and reported no income in the first quarter of 2002. In the first quarter of 2003, the company received a final royalty payment associated with this transaction of $0.7 million, and included $0.4 million, net of tax, in loss on disposal of discontinued operations for the first quarter of 2003.

The company’s funded backlog was $118.5 million at June 30, 2003 and $111.1 million, excluding discontinued operations, at December 31, 2002. The funded backlog generally is subject to possible termination at the convenience of the contracting counterparty. The company has a number of multi-year contracts with agencies of the United States and state governments on which actual funding generally occurs on an annual basis. A portion of its funded backlog is based on annual purchase contracts and subject to annual governmental approval or appropriations legislation, and the amount of funded backlog as of any date can be affected by the timing of order receipts and deliveries.

Liquidity and Capital Resources

Cash provided by continuing operations for the first six months of 2003 was $5.3 million, principally from income from continuing operations, decreased accounts receivable and increased accounts payable, partially offset by increased prepaid expenses and other current assets, and unbilled expenditures and fees on contracts in process. Cash provided by continuing operations in the first six months of 2002 was $3.1 million, primarily resulting from net income and increased other accrued expenses, partially offset by increased accounts receivable and decreased accrued payroll and employee benefits.

Net cash provided by discontinued operations was $0.3 million and $32,000 in the first six months of 2003 and 2002, respectively.

As previously reported, the company was experiencing slow payment from one commercial customer having an account balance of $0.3 million at March 31, 2003, which had been paid as of June 30, 2003. Amounts due on this account of approximately $0.1 million were current as of June 30, 2003.

Cash used for investing activities for continuing operations was $3.5 million and $12.1 million in the first six months of 2003 and 2002, respectively. For the first six months of 2003, investing activities primarily related to the implementation of our enterprise business system and Andover facility renovation costs. The company’s capital expenditures, excluding business acquisitions, are expected to be in the range of $7 million to $8 million in 2003, primarily for enterprise business systems and facilities infrastructure consolidation and improvements. Cash used for investing activities for continuing operations for the first six months of 2002 primarily reflects the purchase of HJ Ford. Cash provided by investing activities of discontinued operations in the first six months of 2003 was $3.0 million, reflecting the sale of the Encoder Division.

At December 31, 2002, the company had $12.4 million in notes payable associated with the purchase of ANDRULIS. The $12.4 million in notes payable had an interest rate of 4.0% and a maturity date of January 2, 2003. In January 2003, the notes payable associated with the purchase of ANDRULIS were paid in full with proceeds from the company’s revolving credit agreement.

Effective June 28, 2002, the company obtained a $50 million revolving credit agreement (the “Revolver”), replacing the previous revolver. The Revolver has a three-year term and is available to the company for general corporate purposes, including strategic acquisitions. The fee on the unused portion of the Revolver ranges from 0.25 % to 0.5% depending on the company’s most recently reported leverage ratio and is payable quarterly in arrears. The company has the option to elect on a fixed 30, 60 or 90-day term, an interest rate of LIBOR plus 2.0% to 3.0%, depending on the company’s most recently reported leverage ratio, or the prime rate on any outstanding balance. Interest on the outstanding balance of the Revolver is payable monthly under the prime rate option or at the end of the elected term for the LIBOR rate option. At June 30, 2003, the outstanding balance under the Revolver was $10.0 million. The interest rate on the outstanding balance under the Revolver was 3.17% under a 60-day LIBOR option elected at June 30, 2003. At December 31, 2002, the outstanding balance under the Revolver was $2.2 million.

The company has a 10-year mortgage loan (the “Mortgage”), dated June 12, 2000, as amended and restated on June 28, 2002, on the corporate office facility in Andover, Massachusetts. The outstanding balance of the Mortgage was $8.5 million at June 30, 2003. The agreement requires quarterly principal payments of $125,000, with a final payment of $5 million in May 2010. Interest on the Mortgage accrued at the rate of LIBOR plus 2.5% through November 5, 2001. Effective November 6, 2001, the interest rate on the Mortgage was reduced to LIBOR plus 2.0%. The interest rate on the Mortgage under the 90-day LIBOR option, elected at April 14, 2003, was 3.28%, which was effective at June 30, 2003.

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

The company was in compliance with all loan covenants on June 30, 2003.

In the first six months of 2003, the company realized $0.2 million in proceeds from the exercise of stock options and $0.7 million in proceeds from the issuance of shares under the employee stock purchase plan. In the first six months of 2002, the company realized $0.7 million in proceeds from the exercise of stock options and $0.7 million in proceeds from the issuance of shares under the employee stock purchase plan.

The company’s need for, cost of, and access to funds are dependent on future operating results, the company’s growth and acquisition activity, as well as conditions external to the company. In 2002, the company increased the capacity of its revolving credit facility from $20 million to $50 million to enable pursuit of the company’s acquisition strategy. In 2003, the company will continue to consider acquisition opportunities, which align with its strategic objectives, along with the possibility of utilizing the credit facility as a source of financing. The company believes that internally generated funds and cash available under its Revolver will be sufficient to support the company’s current operations for at least the next 12 months.

Commitments and Contingencies

The company has change of control agreements with certain employees of the company providing them with benefits if their employment with the company is terminated, other than for cause or their disability or death, or if they resign for good reason within a certain period of time from the date of any change of control of the company.

The company acquired, as part of the HJ Ford purchase, a 40% ownership interest in a small disadvantaged business, as defined by the United States Government, which is accounted for using the equity method. The company has continuing business relationships with this business and as of December 31, 2002 had provided it with a line of credit guarantee in the amount of $0.2 million. There was no outstanding balance under this line of credit at June 30, 2003.

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

Contractual obligations at June 30, 2003 were as follows:

	Payments due by period
	Less than 1 year	2-3 years	4 - 5 years	After 5 years	Total
(in thousands of dollars)
Revolver	$10,000	$—	$—	$—	$10,000
Long-term debt	500	1,000	1,000	6,000	8,500
Operating leases	4,375	6,354	2,355	4,634	17,718
Purchase commitments	554	—	—	—	554

Total contractual obligations	$15,429	$7,354	$3,355	$10,634	$36,772

In April 2003, the company entered into an 8-year lease agreement for office space in Vienna, Virginia for a total commitment of $10.1 million.

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

As previously disclosed, on October 26, 2000, two former company employees were indicted for conspiracy to defraud the United States Air Force and pled guilty. The United States Attorney’s office continues to discuss the possibility of civil liability on the part of the company arising from the former employees’ conspiracy to defraud the United States Air Force of a claimed $10 million dollars, a substantial portion of which has been recovered. The company is in settlement discussions with the United States Attorney’s office on this matter. A settlement, if any, could have a material adverse effect on the company’s results of operations or financial position. If the company and the United States Attorney’s office are unable to reach a settlement agreement, the United States Attorney’s office is likely to commence a multiple damages civil action against the company. If a suit is brought, the company believes it has substantive defenses and intends to vigorously defend itself. The outcome of such litigation, if any, could have a material adverse effect on the company’s results of operations or financial position.

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

Item 3. Quantitative And Qualitative Disclosures About Market Risk

The company is subject to interest rate risk associated with our Mortgage and Revolver where interest payments are tied to either the LIBOR or prime rate. At any time a sharp rise in interest rates could have an adverse effect on net interest expense as reported in the Consolidated Statements of Operations. A one full percentage point increase in the interest rate on the balance of the Mortgage and Revolver at June 30, 2003 would result in a $0.2 million increase in interest expense per year. The company does not currently hedge these interest rate exposures.

The company presently has minimal exposure to market interest rates with regards to investments. At June 30, 2003, the company had investments of $1.1 million, which consisted primarily of money market accounts.

The company has no significant exposure to foreign currency fluctuations. Foreign sales, which are nominal, are primarily denominated in United States dollars.

Item 4. Controls And Procedures

Based on their evaluation as of June 30, 2003, the company’s Chief Executive Officer and Chief Financial Officer have concluded that the company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in the company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

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

As previously disclosed, on October 26, 2000, two former company employees were indicted for conspiracy to defraud the United States Air Force and pled guilty. The United States Attorney’s office continues to discuss the possibility of civil liability on the part of the company arising from the former employees’ conspiracy to defraud the United States Air Force of a claimed $10 million dollars, a substantial portion of which has been recovered. The company is in settlement discussions with the United States Attorney’s office on this matter. A settlement, if any, could have a material adverse effect on the company’s results of operations or financial position. If the company and the United States Attorney’s office are unable to reach a settlement agreement, the United States Attorney’s office is likely to commence a multiple damages civil action against the company. If a suit is brought, the company believes it has substantive defenses and intends to vigorously defend itself. The outcome of such litigation, if any, could have a material adverse effect on the company’s results of operations or financial position.

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

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Stockholders of the company was held on May 14, 2003.

(b)	Proxies representing 6,992,368 shares were received (total shares outstanding as of the Record Date were 8,101,604). The results of the voting at the Annual Meeting as to the approval of a proposal to fix the number of directors at six and to elect two Class I directors (Lt. Gen. Charles P. McCausland and Gen. James P. Mullins) for the term of three years and a proposal to approve the company’s 2003 Incentive Plan are set forth below:

Fix the number of directors at six and elect Lt. Gen. McCausland and Gen. Mullins:

(i)	Lt. Gen. McCausland

	Votes for	6,954,382

	Votes withheld	37,986

(ii)	Gen. Mullins

	Votes for	6,954,454

	Votes withheld	37,914

Approve the company’s 2003 Incentive Plan:

Votes for	4,618,835

Votes withheld	2,262,089

Item 6. Exhibits and Reports on Form 8-K

(a) The following Exhibits are filed herewith:

Exhibit 31.1	Certification Pursuant to 17CFR 240.13a–14(a) or 15d–14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification Pursuant to 17CFR 240.13a–14(a) or 15d–14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

1.	On May 6, 2003, the company filed a Form 8-K containing information furnished under Item 12 and attaching a press release announcing financial results for the quarter ended March 31, 2003

2.	On May 16, 2003, the company filed a Form 8-K under Item 2 reporting the sale of the assets of its Encoder division to GSI Lumonics Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNAMICS RESEARCH CORPORATION
(Registrant)

Date: August 12, 2003	By: /s/ David Keleher
David Keleher
Vice President and Chief Financial Officer

/s/ Donald B. Levis
Donald B. Levis
Corporate Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Name	Location

31.1	Certification Pursuant to 17CFR 240.13a–14(a) or 15d–14(a), as Adopted Pursuant to Section 302 of the Sarbane-Oxley Act of 2002.	Filed herewith

31.2	Certification Pursuant to 17CFR 240.13a–14(a) or 15d–14(a), as Adopted Pursuant to Section 302 of the Sarbane-Oxley Act of 2002.	Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith