Form 10-Q
period 2003-09-30
DYNAMICS RESEARCH CORP
filed 2003-11-12
CIK 30822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from    to

Commission file number 000-02479

DYNAMICS RESEARCH CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Massachusetts (State or other Jurisdiction of Incorporation or Organization)	04-2211809 (I.R.S. Employer Identification No.)

60 Frontage Road Andover, Massachusetts (Address of Principal Executive Offices)	01810-5498 (Zip Code)

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

As of November 3, 2003, there were 8,421,399 shares of the Registrant’s Common Stock, $0.10 par value, outstanding.

DYNAMICS RESEARCH CORPORATION

INDEX

		Page Number

PART I.	FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements (unaudited)
	Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002	3
	Consolidated Statements of Operations for the three months ended September 30, 2003 and 2002	4
	Consolidated Statements of Operations for the nine months ended September 30, 2003 and 2002	5
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002	6
	Notes to Unaudited Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	34
Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	35
Item 6.	Exhibits and Reports on Form 8-K	36
Signatures		37

Dynamics Research Corporation
Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	September 30,	December 31,
	2003	2002

Assets
Current assets
Cash and cash equivalents	$2,694	$1,076
Accounts receivable, net of allowances of $329 and $373 at September 30, 2003 and December 31, 2002, respectively	26,723	29,819
Unbilled expenditures and fees on contracts in process	30,291	26,614
Prepaid expenses and other current assets	5,053	1,727
Discontinued operations	—	3,432

Total current assets	64,761	62,668

Noncurrent assets
Property, plant and equipment, net	18,760	15,608
Deferred income taxes	1,501	1,559
Goodwill	26,613	26,169
Intangible assets, net	2,765	4,066
Other noncurrent assets	1,475	1,275
Discontinued operations	—	331

Total noncurrent assets	51,114	49,008

Total assets	$115,875	$111,676

Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$500	$500
Notes payable and revolver	8,500	14,644
Deferred income taxes	6,907	6,524
Accounts payable	13,066	12,334
Accrued payroll and employee benefits	15,042	11,898
Other accrued expenses	3,552	3,531
Discontinued operations	1,143	1,009

Total current liabilities	48,710	50,440

Long-term liabilities
Long-term debt, less current portion	7,875	8,250
Accrued pension liability	11,778	11,778
Other long-term liabilities	931	1,399
Discontinued operations	605	—

Total long-term liabilities	21,189	21,427

Total liabilities	69,899	71,867

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.10 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.10 par value, 30,000,000 shares authorized:
Issued - 9,747,798 and 9,534,606 shares at September 30, 2003 and December 31, 2002, respectively	974	954
Treasury stock -1,379,426 shares at both September 30, 2003 and December 31, 2002	(138)	(138)
Capital in excess of par value	35,654	33,844
Unearned compensation	(863)	(816)
Accumulated other comprehensive loss	(6,881)	(6,881)
Retained earnings	17,230	12,846

Total stockholders’ equity	45,976	39,809

Total liabilities and stockholders’ equity	$115,875	$111,676

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Dynamics Research Corporation
Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share data)

	Three months ended
	September 30,
	2003	2002

Contract revenue	$60,602	$45,633
Product sales	1,830	1,521

Total revenue	62,432	47,154

Cost of contract revenue	51,386	38,412
Cost of product sales	1,342	1,137
Selling, engineering and administrative expenses	5,018	4,203
Amortization of intangible assets	423	136

Total operating costs and expenses	58,169	43,888

Operating income	4,263	3,266
Other income	51	57
Interest expense, net	(182)	(103)

Income from continuing operations before provision for income taxes	4,132	3,220
Provision for income taxes	1,745	1,236

Income from continuing operations	2,387	1,984

Loss from discontinued operations, net of tax benefit of $100 and $118 in the three months ended September 30, 2003 and 2002, respectively	(147)	(191)

Net income	$2,240	$1,793

Net income per common share
Basic
Income from continuing operations	$0.29	$0.25
Loss from discontinued operations	(0.02)	(0.03)

Net income per common share	$0.27	$0.22

Diluted
Income from continuing operations	$0.27	$0.22
Loss from discontinued operations	(0.02)	(0.02)

Net income per common share	$0.25	$0.20

Weighted average shares outstanding
Weighted average shares outstanding — basic	8,259,833	7,986,550
Dilutive effect of options	735,157	952,967

Weighted average shares outstanding — diluted	8,994,990	8,939,517

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Dynamics Research Corporation
Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share data)

	Nine months ended
	September 30,
	2003	2002

Contract revenue	$177,840	$136,057
Product sales	5,336	5,961

Total revenue	183,176	142,018

Cost of contract revenue	150,389	115,861
Cost of product sales	3,877	3,836
Selling, engineering and administrative expenses	16,908	12,553
Amortization of intangible assets	1,301	203

Total operating costs and expenses	172,475	132,453

Operating income	10,701	9,565
Other income	131	60
Interest expense, net	(696)	(186)

Income from continuing operations before provision for income taxes	10,136	9,439
Provision for income taxes	4,159	3,766

Income from continuing operations	5,977	5,673

Loss from discontinued operations, net of tax benefit of $914 and $391 in 2003 and 2002, respectively	(1,360)	(590)

Loss on disposal of discontinued operations, net of tax benefit of $157 in 2003	(233)	—

Net income	$4,384	$5,083

Net income per common share
Basic
Income from continuing operations	$0.73	$0.72
Loss from discontinued operations	(0.16)	(0.08)
Loss on disposal of discontinued operations	(0.03)	—

Net income per common share	$0.54	$0.64

Diluted
Income from continuing operations	$0.68	$0.64
Loss from discontinued operations	(0.15)	(0.07)
Loss on disposal of discontinued operations	(0.03)	—

Net income per common share	$0.50	$0.57

Weighted average shares outstanding
Weighted average shares outstanding — basic	8,192,299	7,928,678
Dilutive effect of options	584,324	991,685

Weighted average shares outstanding — diluted	8,776,623	8,920,363

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Dynamics Research Corporation
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine months ended
	September 30,
	2003	2002

Operating activities
Net income	$4,384	$5,083
Loss from discontinued operations	(1,360)	(590)
Loss on disposal of discontinued operations	(233)	—

Income from continuing operations	5,977	5,673

Adjustments to reconcile net cash provided by (used in) operating activities
Depreciation	2,248	2,247
Non-cash interest expense	116	31
Investment income from equity interest	(103)	(57)
Stock compensation expense	183	143
Tax benefit from stock options exercised	135	177
Amortization of intangible assets	1,301	203
Deferred income taxes	441	(780)
Change in operating assets and liabilities, net of effect of acquisitions
Accounts receivable, net	3,096	4,858
Unbilled expenditures and fees on contracts in process	(3,677)	8,746
Prepaid expenses and other current assets	(3,362)	(1,942)
Accounts payable	732	(8,382)
Accrued payroll and employee benefits	3,144	(742)
Other accrued expenses	129	(659)

Net cash provided by continuing operations	10,360	9,516
Net cash provided by (used in) discontinued operations	(646)	72

Net cash provided by operating activities	9,714	9,588

Investing activities
Additions to property, plant and equipment	(5,416)	(2,331)
Proceeds from the sale of assets	—	3
Purchase of businesses, net of cash acquired	(378)	(9,554)
(Increase) decrease in other assets	(198)	591

Net cash used in continuing operations	(5,992)	(11,291)
Net cash provided by discontinued operations	2,950	—

Net cash used in investing activities	(3,042)	(11,291)

Financing activities
Net repayments under revolving credit agreement and notes payable	(6,144)	—
Repayments under loan agreement	—	(700)
Principal payments under mortgage agreement	(375)	(375)
Proceeds from the exercise of stock options and issuance of common stock	1,465	1,874

Net cash provided by (used in) financing activities	(5,054)	799

Net increase (decrease) in cash and cash equivalents	1,618	(904)
Cash and cash equivalents, beginning of period	1,076	15,653

Cash and cash equivalents, end of period	$2,694	$14,749

Supplemental information
Cash paid for interest	$670	$315
Cash paid for income taxes	$2,082	$2,264

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNAMICS RESEARCH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The unaudited consolidated financial statements of Dynamics Research Corporation (“DRC” or the “company”) and its subsidiaries included herein have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all material adjustments that are of a normal and recurring nature necessary for a fair presentation of the results for the periods presented have been reflected. All material intercompany transactions and balances have been eliminated in consolidation. Certain amounts in previously issued financial statements have been reclassified to conform to current presentation. The results of the three and nine month periods ended September 30, 2003 may not be indicative of the results that may be expected for the year ended December 31, 2003. The accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in the company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) for the year ended December 31, 2002.

On October 18, 2002, the company announced that it was actively pursuing the divestiture of the Encoder Division, a manufactured products business previously reported as a business segment, due to continued weakness in the manufacturing sector. In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the consolidated financial statements and footnotes thereto of the company have been restated to reflect the discontinuation of the Encoder Division for all periods presented. On May 2, 2003, the company completed the sale of its Encoder Division assets and certain liabilities to GSI Lumonics in Billerica, Massachusetts.

On December 20, 2002, the company completed its acquisition of Andrulis Corporation (“ANDRULIS”). ANDRULIS provides information technology and engineering solutions to federal government customers in the defense and federal civilian sectors. On May 31, 2002, the company completed its acquisition of HJ Ford Associates, Inc. (“HJ Ford”). HJ Ford helps its clients manage operational processes and acquisition programs by drawing on core competencies of systems and information engineering, information technology, enterprise engineering and acquisition program support. These transactions were recorded using the purchase method of accounting in accordance with Financial Accounting Standards Board Statement No. 141, Business Combinations (“SFAS No. 141”). Accordingly, the results of these acquired entities are included in the company’s Consolidated Statements of Operations and of Cash Flows for the periods subsequent to their respective acquisitions.

As part of the HJ Ford purchase, the company acquired a 40% ownership interest in a small disadvantaged business, as defined by the United States Government. This business is accounted for using the equity method. This ownership interest is reported as a component of “Other assets” in the company’s Consolidated Balance Sheets.

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. For periods in which there is net income, diluted income per share is determined by using the weighted average number of common and dilutive common equivalent shares outstanding during the period unless the effect is antidilutive.

Due to their antidilutive effect, approximately 71,100 and 24,600 options to purchase common stock were excluded from the calculation of diluted income per share for the third quarters of 2003 and 2002, respectively. Approximately 84,600 and 23,600 options to purchase common stock were excluded from the calculation of diluted income per share for the nine months ended September 30, 2003 and 2002, respectively, as their effect would be antidilutive. However, these options could become dilutive in future periods.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Stock-Based Compensation

The company accounts for stock option plans under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The following table illustrates the effect of net income per common share as if the company had applied the fair value based method of SFAS No. 123, Accounting for Stock-Based Compensation, to all outstanding and unvested awards in each period for the purpose of recording expense for stock option compensation (in thousands of dollars, except per share data).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Net income, as reported	$2,240	$1,793	$4,384	$5,083
Deduct: Total stock-based employee compensation determined under fair-value-based method for all awards, net of related tax effects	(513)	(571)	(1,508)	(1,714)

Pro forma net income	$1,727	$1,222	$2,876	$3,369

Net income per share:
Basic, as reported	$0.27	$0.22	$0.54	$0.64
Basic, pro forma	$0.21	$0.15	$0.35	$0.42
Diluted, as reported	$0.25	$0.20	$0.50	$0.57
Diluted, pro forma	$0.21	$0.15	$0.35	$0.42

The weighted average fair values of options granted were $8.76 and $13.33 in the third quarters of 2003 and 2002, respectively. The weighted average fair values of options granted were $6.63 and $13.22 in the nine months ended September 30, 2003 and 2002, respectively. The fair value of each option for the company’s plans is estimated on the date of the grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Expected volatility	44.5%	43.8%	43.8%	57.8%
Dividend yield	—	—	—	—
Risk-free interest rate	3.79%	4.65%	3.93%	5.09%
Expected life in years	7.71	7.61	7.71	7.43

Recent Accounting Pronouncements

In May 2003, the Emerging Issues Task Force (“EITF”), reached a consensus on EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“Issue No. 00-21”). Issue No. 00-21 addresses when an arrangement with multiple deliverables should be divided into separate units of accounting. The company adopted the consensus in the third quarter of 2003. The impact of adopting Issue No. 00-21 did not have a material impact on the company’s financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The company adopted the provisions of SFAS No. 150 on July 1, 2003. The company did not have any financial instruments within the scope of SFAS No. 150 at September 30, 2003, and, accordingly, the adoption of SFAS No. 150 did not have any effect on its financial position, results of operations or cash flows.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments and hedging activities under SFAS No. 133 for decisions made: (a) as part of the Derivative Implementation Group process that requires amendment to SFAS No. 133; (b) in connection with other FASB projects dealing with financial instruments; and (c) in connection with the implementation issues raised related to the application of the definition of derivative. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for designated hedging relationships after June 30, 2003. SFAS No. 149 is required to be applied prospectively. The company does not currently have any derivative instruments and, accordingly, the adoption of SFAS No. 149 did not have any effect on its financial position, results of operations or cash flows.

In January 2003, the FASB issued FASB Interpretation No. (“FIN”) 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and how to determine when and which business enterprise should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either: (a) the equity investors (if any) do not have a controlling financial interest; or (b) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary and all other enterprises with a significant variable interest in a variable interest entity make additional disclosures. FIN 46 is effective immediately for variable interest entities created after January 31, 2003. FIN 46 had previously been effective for interim periods beginning after June 15, 2003, for variable interests in place prior to February 1, 2003; however, on October 10, 2003, the FASB issued a statement deferring the implementation of FIN 46 for these variable interests until the first reporting period beginning after December 15, 2003. The company acquired, as part of the May 31, 2002 purchase of HJ Ford, a 40% ownership interest in a small disadvantaged business, as defined by the United States Government, which has been accounted for using the equity method. The company provided the business with a line of credit guarantee, under which its maximum exposure is $0.2 million. The company is currently evaluating the impact, if any, that the adoption of FIN 46 in the fourth quarter of 2003, will have on the company’s financial position, results of operations or cash flows. The company currently has no other investments subject to the provisions of FIN 46.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-An Amendment of SFAS No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. Also, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in interim financial statements in addition to the annual disclosures about the effect the fair value method would have had on reported results. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. As permitted by SFAS No. 148, the company continues to apply the disclosure-only alternative adopted under SFAS No. 123 to account for its stock option grants to employees, under which compensation expense is not typically recognized. The company adopted the interim disclosure provisions of FAS No. 148 in its Form 10-Q for the quarterly period ended March 31, 2003.

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

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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

Unbilled expenditures and fees on contracts in process are the amounts of recoverable contract revenue that have not been billed at the balance sheet date. Most of the company’s unbilled expenditures and fees relate to revenue that is billed in the month after services are performed. In certain instances, billing is deferred in compliance with contract terms, such as milestone billing arrangements and withholdings. Costs related to United States Government contracts, including applicable indirect costs, are subject to audit by the government. Revenue from such contracts has been recorded at amounts the company expects to realize upon final settlement.

Valuation Allowances

The company provides for potential losses against specifically identified accounts receivable and unbilled expenditures and fees on contracts in process based on the company’s expectation of a customer’s inability to pay. These reserves are based primarily upon specific identification of potential uncollectible accounts. In addition, payments to the company for performance on United States Government contracts are subject to audit by the Defense Contract Audit Agency. If necessary, the company provides an estimated reserve for adjustments resulting from rate negotiations and audit findings. The company routinely provides for these items when they are identified and can be reasonably estimated.

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

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Goodwill

The company assesses goodwill for impairment at the segment level at least once each year by applying a fair value test. Goodwill could be impaired due to market declines, reduced expected future cash flows, or other factors or events. Should the fair value of goodwill, as determined by the company at any measurement date, fall below its carrying value, a charge for impairment of goodwill would occur in that period.

Business Combinations

During 2002, the company acquired two companies, ANDRULIS and HJ Ford. The company has determined and recorded the fair values of assets acquired and liabilities assumed as of the dates of acquisition. The company has utilized an independent valuation specialist to determine the fair values of identifiable intangible assets acquired in order to allocate a portion of the purchase price to these assets. The results of operations of these acquired entities are included in the company’s consolidated financial statements from the dates of their respective acquisitions.

Pensions

Accounting and reporting for the company’s pension plan requires the use of assumptions, including but not limited to, discount rate, rate of compensation increases and expected return on assets. If these assumptions differ materially from actual results, the company’s obligations under the pension plan could also differ materially, potentially requiring the company to record an additional pension liability. An actuarial valuation is performed each year. The results of this actuarial valuation are reflected in the accounting for the pension plan upon determination.

NOTE 2. DISCONTINUED OPERATIONS

On May 2, 2003, the company completed the sale of its Encoder Division assets and certain liabilities to GSI Lumonics Inc. (“GSI”) in Billerica, Massachusetts for $3.3 million in cash, subject to post-closing adjustments related to a valuation of the net assets of the Encoder Division and the assumption by GSI of certain of DRC’s liabilities with respect to the assets acquired.

In connection with this transaction, in the first quarter of 2003, the company recorded charges aggregating $1.1 million before taxes as a loss on the disposal of discontinued operations. The components of these charges were $0.3 million of professional fees and $0.8 million of exit costs, comprised of $0.5 million for severance costs for approximately 45 Encoder Division employees and $0.3 million for future lease costs, net of contractual sublease income from GSI for the Encoder facility.

During the first quarter of 2003, the company recognized, on a cash basis, $0.7 million received as the final royalty payment associated with the 1999 sale of its discontinued Telecommunications Fraud control business, which was recorded against the loss on the disposal of discontinued operations. This income, net of the $1.1 million of charges described above, resulted in a loss on the disposal of discontinued operations of $0.4 million before taxes, or a loss of $0.2 million, net of $0.2 million of income tax benefit.

The company’s loss from discontinued operations, net of taxes, was $147,000, or $0.02 per diluted share, and $191,000, or $0.02 per diluted share, in the third quarters of 2003 and 2002, respectively. The company’s loss from discontinued operations, net of taxes, was $1.4 million and $0.6 million, or $0.15 and $0.07 per diluted share, in the nine months ended September 30, 2003 and 2002, respectively. The nine months ended September 30, 2003, include four months of operating loss from the Encoder division, as well as costs incurred subsequent to the transaction related to certain liabilities that GSI did not assume. Included in the current year’s loss on discontinued operations are $1.1 million of accrued lease costs, net of estimated sublease income for the Encoder facility.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The activity for the three and nine months ended September 30, 2003, related to the company’s exit cost accrual is as follows (in thousands):

	Activity – Three Months Ended September 30, 2003

	Balance		Adjustments	Expenditures	Balance
	June 30,		for changes	charged against	September 30,
	2003	Provision	in estimate	accrual	2003

Severance	$532	$—	$—	$(163)	$369
Lease	1,237	—	69	(132)	1,174

	$1,769	$—	$69	$(295)	$1,543

	Activity – Nine Months Ended September 30, 2003

	Balance		Adjustments	Expenditures	Balance
	December 31,		for changes	charged against	September 30,
	2002	Provision	in estimate	accrual	2003

Severance	$—	$544	$—	$(175)	$369
Lease	—	1,325	69	(220)	1,174

	$—	$1,869	$69	$(395)	$1,543

In addition to the exit cost accruals described above, liabilities of discontinued operations also include $205,000 related to liabilities of the Encoder Division not assumed by GSI in the purchase transaction.

The balance sheet captions for discontinued operations include the following (in thousands):

	September 30,	December 31,
	2003	2002

Current assets
Accounts receivable, net	$—	$1,111
Inventory, net	—	2,316
Prepaid expenses and other current assets	—	5

Total current assets	$—	$3,432

Noncurrent assets Property, plant and equipment, net	$—	$331

Current liabilities
Accounts payable	$—	$233
Accrued payroll and employee benefits	369	127
Other accrued expenses	774	649

Total current liabilities	$1,143	$1,009

Long-term liabilities
Other long-term liabilities	$605	$—

The lease on the Encoder facility will expire in August 2005; accordingly, lease payments and payments for other associated costs will be made and charged to the accrual through that date. The difference between the fair value of the total lease costs and the total cash payments will be charged to discontinued operations as expense through the expiration of the lease term, including sublease income initially estimated at the time the accrual was recorded, which may not be, or is expected not to be, subsequently realized. The severance costs associated with the Encoder Division sale are expected to be paid over the next several months.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

NOTE 3. BUSINESS ACQUISITIONS

ANDRULIS

On December 20, 2002, the company completed the acquisition of all of the outstanding shares of capital stock of ANDRULIS, a provider of information technology and engineering solutions to federal government customers in the defense and federal civilian sectors. The transaction was accounted for as a purchase transaction in accordance with SFAS No. 141. In consideration, the company paid the selling stockholders $12.2 million of net cash and issued three separate promissory notes payable aggregating $12.4 million, due January 2, 2003, at an interest rate of 4.0%. In addition, the company incurred $1.1 million of transaction costs and $0.7 million of exit costs. The notes were settled in January 2003. The company used cash on hand and its $50.0 million revolving credit facility to fund the cash payments to the selling stockholders. The purchase price was finalized upon the completion of independent appraisals and determination of the fair values of the assets acquired and liabilities assumed, in accordance with the purchase agreement, during the third quarter of 2003. As a result of this process, the company made an additional payment of $0.3 million to the selling stockholders for the amount that the acquired net assets exceeded the target asset value as stipulated in the purchase agreement.

A portion of the excess of purchase price over the fair value of net tangible assets acquired has been allocated to identifiable intangible assets with estimated useful lives ranging between two and five years, based upon an independent appraisal. These assets are being amortized using the straight-line method. The balance of the excess purchase price was recorded as goodwill.

A summary of the transaction and the allocation of the purchase price is as follows (in thousands):

Consideration:
Cash, net of cash acquired of $1,709	$12,172
Notes payable issued to selling stockholders	12,400
Transaction costs	1,091
Exit costs	705

Total consideration	26,368

Allocation of consideration to assets acquired/(liabilities assumed):
Working capital, net of cash acquired of $1,709	4,532
Property and equipment	649
Other noncurrent assets	30
Other liabilities	(1,934)

Total fair value of net tangible assets acquired	3,277

Excess of consideration over fair value of net tangible assets acquired	23,091

Allocation of excess consideration to identifiable intangible assets:
Customer relationships	1,300
Non-competition agreements	1,340

2,640

Allocation of excess consideration to goodwill	$20,451

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

HJ Ford

On May 31, 2002, the company completed the acquisition of all of the outstanding voting common stock of HJ Ford. HJ Ford helps its clients manage operational process and acquisition programs through systems and information engineering, information technology, enterprise engineering and acquisition program support. The transaction was accounted for as a purchase in accordance with SFAS No. 141. In consideration, the company paid the HJ Ford stockholders $10.2 million of net cash and incurred $0.4 million and $0.1 million of transaction costs and exit costs, respectively, for a total purchase price of $10.7 million. The net cash payment to the selling stockholders includes $1.3 million for the sellers’ consent to treat the transaction as an asset purchase for tax purposes, under Section 338(h)(10) of the Internal Revenue Code. This tax treatment enables the company to take future tax deductions for the amortization of goodwill for tax purposes related to the transaction.

The purchase agreement also requires the company to pay the sellers an additional $1.0 million in 2005, contingent upon the occurrence of certain events related to contract renewals. The contingent consideration will be recorded as an addition to the purchase price at the time it becomes probable that a payment will be required.

As part of this purchase, the company acquired a 40% ownership interest in a small disadvantaged business. This business is accounted for using the equity method. The company has continuing business relationships with this business and has provided it with a line of credit guarantee in the amount of $0.2 million. There was no outstanding balance under this line of credit at September 30, 2003.

A portion of the excess of purchase price over the fair value of net tangible assets acquired has been allocated to identifiable intangible assets with estimated useful lives ranging between two and four years, based upon an independent appraisal. These assets are being amortized using the straight-line method. The balance of the excess purchase price was recorded as goodwill.

A summary of the transaction and the allocation of the purchase price is as follows (in thousands):

Consideration:
Cash, net of cash acquired of $554	$10,251
Transaction costs	356
Exit costs	140

Total consideration	10,747

Allocation of consideration to assets acquired/(liabilities assumed):
Working capital, net of cash acquired of $554	3,054
Property and equipment	209
Other noncurrent assets	222
Long-term debt	(700)

Total fair value of net tangible assets acquired	2,785

Excess of consideration over fair value of net tangible assets acquired	7,962

Allocation of excess consideration to identifiable intangible assets:
Customer relationships	1,400
Non-competition agreements	400

1,800

Allocation of excess consideration to goodwill	$6,162

The company fully paid the long-term debt of $0.7 million in the second quarter of 2002 and canceled the related loan agreement.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Pro forma results of operations

The following pro forma results of operations for the three and nine months ended September 30, 2002 have been prepared as if the ANDRULIS and HJ Ford acquisitions had occurred as of January 1, 2002. These pro forma results include adjustments for the amortization of intangible assets with finite useful lives, the elimination of intercompany transactions and adjustments for the effect of income taxes. This pro forma information has been prepared for comparative purposes only, and does not purport to be indicative of the results of operations that would have been attained had the acquisitions been made as of January 1, 2002, or of results of operations that may occur in the future (in thousands, except per share data):

	Three months ended	Nine months ended
	September 30, 2002	September 30, 2002

Revenue	$56,914	$182,585
Net income	$1,443	$4,581
Net income per share – basic	$0.18	$0.58
Net income per share — dilutive	$0.16	$0.51

NOTE 4. GOODWILL AND INTANGIBLE ASSETS

Components of the company’s identifiable intangible assets are as follows (in thousands):

	September 30, 2003		December 31, 2002

		Accumulated		Accumulated
	Cost	amortization	Cost	amortization

Customer relationships	$2,700	$963	$2,700	$257
Non-competition agreements	1,740	712	1,740	117

	$4,440	$1,675	$4,440	$374

The company recorded amortization expense for its identifiable intangible assets of $0.4 million and $0.1 million for the three months ended September 30, 2003 and 2002, respectively, and $1.3 million and $0.2 million for the nine months then ended. Estimated amortization expense on the company’s identifiable intangible assets for the remainder of the current year and each of the four subsequent years is as follows (in thousands):

Remainder of 2003	$423
2004	$1,520
2005	$489
2006	$166
2007	$167

The changes in the carrying amount of goodwill for the nine months ended September 30, 2003 are as follows (in thousands):

	Systems and
	Services	Metrigraphics	Total

Balance at December 31, 2002	$26,169	$—	$26,169
Purchase accounting adjustments on prior period acquisitions	444	—	444

Balance at September 30, 2003	$26,613	$—	$26,613

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

NOTE 5. STOCK PLANS

The company has stock option plans that are administered by the Compensation Committee of the Board of Directors (the “Committee”). The Committee oversees the granting of options to employees, the number of options granted and the option prices of the shares covered by each stock option grant.

In May 2003, the company’s shareholders approved the adoption of the 2003 Incentive Plan (the “2003 Plan”). The 2003 Plan provides eligible participants with the opportunity to receive a broad variety of equity-based and cash incentives. A total of 400,000 shares of common stock have been reserved for issuance under the 2003 Plan, subject to adjustment as provided in the 2003 Plan.

The company’s 2000 Incentive Plan (the “2000 Plan”) allows the company to grant incentive stock options, nonqualified stock options, stock appreciation rights, awards of nontransferable shares of restricted common stock and deferred grants of common stock. The company’s Executive Long Term Incentive Program (the “ELTIP”), implemented under the provisions of the 2000 Plan, provides incentives to program participants through a combination of stock options and restricted stock grants, which vest fully in seven years. The ELTIP allows for accelerated vesting contingent upon the company’s achievement of specific financial performance goals.

NOTE 6. BUSINESS SEGMENT, GEOGRAPHIC AND MAJOR CUSTOMER INFORMATION

The company has two reportable business segments: Systems and Services, and Metrigraphics.

The Systems and Services segment provides technical and information technology services to government customers. The segment is comprised of five operating groups that provide similar services and are subject to similar regulations. These services included the design, development, operation and maintenance of information technology systems, engineering services, complex logistics planning systems and services, defense program administrative support services, simulation, modeling, training systems and services, and custom built electronic test equipment and services.

The Metrigraphics segment develops and builds components for original equipment manufacturers in the computer peripheral device, medical electronics, telecommunications and other industries, with the focus on the custom design and manufacture of miniature electronic parts that meet high precision requirements through the use of electroforming, thin film deposition and photolithography technologies.

The company evaluates performance and allocates resources based on operating income (loss). The operating income (loss) for each segment includes amortization of intangible assets and selling, engineering and administrative expenses directly attributable to the segment. All corporate operating expenses are allocated between the segments based on segment revenues. Sales between segments represent less than 1% of total revenue and are accounted for at cost. Corporate assets are primarily comprised of cash and cash equivalents and the company’s corporate headquarters facility in Andover, Massachusetts.

Results of operations information for the company’s business segments for the three and nine month periods ended September 30, 2003 and 2002, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Revenue
Systems and Services	$60,602	$45,633	$177,840	$136,057
Metrigraphics	1,830	1,521	5,336	5,961

	$62,432	$47,154	$183,176	$142,018

Operating income
Systems and Services	$4,027	$3,202	$10,149	$8,516
Metrigraphics	236	64	552	1,049

	$4,263	$3,266	$10,701	$9,565

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Asset information for the company’s business segments and a reconciliation of segment assets to the corresponding consolidated amounts as of September 30, 2003 and December 31, 2002 is as follows (in thousands):

	September 30,	December 31,
	2003	2002

Segment assets
Systems and Services	$92,350	$93,463
Metrigraphics	2,200	2,639

Total segment assets	94,550	96,102
Corporate assets	21,325	11,811
Discontinued operations	—	3,763

	$115,875	$111,676

Revenue is attributed to geographic areas based on the customer’s location. The company does not have locations outside the United States; however, in rare instances, it may have contracts with sales representatives located in foreign countries and provide services at customer locations outside the United States. Domestic revenue consistently represents approximately 98% of the company’s consolidated revenue.

Revenues from Department of Defense (“DoD”) customers accounted for 78.2% and 80.3% of total revenues, respectively, in the third quarters of 2003 and 2002, respectively, and 77.7% and 79.5% of revenues, respectively, in the nine months then ended. Revenues from one significant DoD contract represented 18.6% and 19.5% of total revenues in the third quarters of 2003 and 2002, respectively, and 18.2% and 10.3% of revenues, respectively, in the nine months then ended. Another significant DoD contract represented 11.7% and 10.0% of total revenues in the third quarters of 2003 and 2002, respectively, and 11.6% and 16.0% of revenues, respectively, in the nine month periods then ended. The company had no other customer in either the three or nine months ended September 30, 2003 and 2002, that accounted for more than 10% of revenues.

NOTE 7. FINANCING ARRANGEMENTS

The company obtained a $50.0 million revolving credit agreement (the “Revolver”), effective June 28, 2002. This Revolver replaced the company’s former revolving credit facility. The Revolver has a three-year term and is available to the company for general corporate purposes, including strategic acquisitions. The fee on the unused portion of the Revolver ranges from 0.25% to 0.50%, depending on the company’s most recently reported leverage ratio, and is payable quarterly in arrears. The company has the option to elect a fixed 30, 60 or 90 day term, an interest rate of LIBOR plus 2.0% to 3.0%, depending on the company’s most recently reported leverage ratio, or the prime rate on any outstanding balance. Interest on the outstanding balance of the Revolver is payable monthly under the prime rate option or at the end of the elected term for the LIBOR rate option. The interest rate on the outstanding Revolver balance was 3.12% under the 30 day LIBOR option elected on September 12, 2003. The company’s outstanding balance under the Revolver was $8.5 million and $2.2 million at September 30, 2003 and December 31, 2002, respectively.

In connection with its 2002 acquisition of ANDRULIS, the company issued $12.4 million in notes payable, with interest rates of 4.0%, to the selling stockholders, payable on January 2, 2003. The notes were settled in January 2003, with proceeds from the company’s Revolver.

The company has a 10 year mortgage loan (the “Mortgage”), dated June 12, 2000, as amended and restated on June 28, 2002, on its corporate office facility in Andover, Massachusetts. The agreement requires quarterly principal payments of $125,000, with a final payment of $5.0 million in May 2010. Interest on the Mortgage accrues at the rate of LIBOR plus 2.0%. The interest rate on the Mortgage under the 90-day LIBOR option, elected at July 14, 2003, was 3.11%, which was effective at September 30, 2003. The company’s outstanding balance on the Mortgage was $8.4 million and $8.8 million at September 30, 2003 and December 31, 2002, respectively.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The Revolver and Mortgage agreements, as currently amended, require the company to meet certain financial covenants, including maintaining a minimum net worth and certain cash flow and debt coverage ratios. The covenants also limit the company’s ability to incur additional debt, pay dividends, purchase capital assets, sell or dispose of assets, make additional acquisitions or investments, or enter into new leases, among other restrictions. In addition, the loan agreements contain a subjective acceleration clause, allowing the lender to require payment upon the occurrence of a material adverse change in the company’s financial position.

The company was in compliance with all loan covenants at September 30, 2003.

On December 26, 2002, the company entered into an installment payment agreement in connection with the purchase of its enterprise business system software. The company made the first payment on January 26, 2003, with the second and last payment due on January 26, 2004. The company recorded the liability using an imputed interest rate of 3.38%, which was its effective borrowing rate at December 31, 2002.

NOTE 8. CONTINGENCIES

As a defense contractor, the company is subject to many levels of audit and review from various government agencies, including the Defense Contract Audit Agency, the Inspector General, the Defense Criminal Investigative Service, the General Accounting Office, the Department of Justice and congressional committees. Both related to and unrelated to its defense industry involvement, the company is, from time to time, involved in audits, lawsuits, claims, administrative proceedings and investigations. The company accrues for liabilities associated with these activities when it becomes probable that future expenditures will be made and such expenditures can be reasonably estimated. The company’s evaluation of the likelihood of expenditures related to these matters is subject to change in future periods, depending on then current events and circumstances, which could have material adverse effects on the company’s financial position, results of operations and cash flows.

As previously disclosed, on October 26, 2000, two former company employees were indicted and charged with, among other violations, wire fraud and a conspiracy scheme to defraud the United States Air Force out of approximately $10 million through kickbacks and overcharging for computer components and services. The former employees collected the kickbacks and overcharges through separate and independent businesses. The company received no money from their scheme. When notified by the government of the employees’ conspiracy, the company fired the two employees, and voluntarily cooperated with the government’s investigation. The company was not charged in the criminal case. Both former employees pled guilty to the principal charges against them and were sentenced to prison. The company believes that the government has recovered a substantial portion of the defrauded funds from the co-conspirators. Notwithstanding the company’s efforts to settle any claims against the company arising from the employees’ scheme, on October 9, 2003 the United States Attorney filed a civil complaint against the company in the United States District Court for the District of Massachusetts based in substantial part upon the actions and omissions of the former employees which gave rise to the criminal cases against them. In the civil action, the United States Attorney is asserting on behalf of the government claims against the company based upon the False Claims Act and the Anti-Kickback Act, in addition to certain common law and equitable claims. The United States Attorney seeks to recover up to three times its actual damages and penalties under the False Claims Act, and double damages and penalties under the Anti-Kickback Act and to recover costs and interest. The company disputes the claims, believes it has substantive defenses, and intends to vigorously defend itself. In addition, the company intends to bring third party claims against parties associated with the scheme. However, the outcome of such litigation, if unfavorable, could have a material adverse effect on the company’s financial position, results of operations and cash flows.

On September 5, 2002, Genesis Tactical Group LLC (“Genesis”) asserted a cross-claim against Lockheed Martin Corporation (“Lockheed”) in the State of New York Supreme Court, County of Onondaga seeking $50.0 million in damages and against the company seeking $35.0 million in damages. These cross-claims arise out of a suit filed on July 30, 2002 by Lockheed against Tactical Communications Group LLC, Genesis and the company in the State of New York Supreme Court, County of Onondaga. The Lockheed suit relates to a contract for services that was sold to Genesis by the company pursuant to an asset purchase agreement in 2001. By the terms of the asset purchase agreement, the company’s liability to Genesis is limited to $300,000, other than for intentional misrepresentation, willful breach or fraud. Lockheed and Genesis have settled their outstanding issues, including a software ownership issue, and filed a stipulation of dismissal with prejudice. The Genesis claim for $35.0 million against the company was related to the software ownership issue that was settled in favor of Genesis. Lockheed’s settlement demand to the company was $495,679 plus interest. The company believes that $311,679 of the demanded amount is for extra work and materials procured by Lockheed from Genesis and disputes the balance due to other mutually agreed contract changes between Lockheed and Genesis. The company will continue to defend against any and all claims by Lockheed and/or Genesis. While the company believes that the possibility of a material adverse effect on the company’s financial position, results of operations or cash flows is remote, there can be no assurance as to the outcome.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The company has provided documents in response to a previously disclosed grand jury subpoena issued on October 15, 2002 by the United States District Court for the District of Massachusetts directing the company to produce specified documents dating back to 1996. The subpoena relates to an investigation, currently focused on the period from 1996 to 1999, by the Antitrust Division of the Department of Justice, into bidding and procurement activities involving the company and several other defense contractors who have received similar subpoenas and may also be subjects of the investigation. Although the company is cooperating in the investigation, it does not have a sufficient basis to predict the outcome of the investigation. Should the company be found to have violated antitrust laws, the matter could have a material adverse effect on the company’s financial position, results of operations and cash flows.

DYNAMICS RESEARCH CORPORATION

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements in this quarterly report constitute “forward-looking statements” which involve known risks, uncertainties and other factors which may cause the actual results, performance or achievements of Dynamics Research Corporation (“DRC” or the “company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include the “Factors That May Affect Future Results” set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is included in this report. Precautionary statements made herein should be read as being applicable to all related forward-looking statements whenever they appear in this report.

OVERVIEW

DRC, founded in 1955, provides information technology, engineering, logistics and other consulting services to federal defense, civil and state agency customers. DRC’s core capabilities are focused on information technology, engineering and technical subject matter expertise, which pertain to the knowledge domains relevant to the company’s core customers. More specifically, these capabilities include the design, development, operation and maintenance of information technology systems, engineering services, complex logistics planning systems and services, defense program administrative support services, simulation, modeling, training systems and services, and custom built electronic test equipment and services.

DRC has a balanced organic and acquisition growth strategy. The company’s strategy is to supplement organic growth through the acquisition of firms with similar capabilities. Consistent with this strategy, the company made two strategic acquisitions in 2002: Andrulis Corporation (“ANDRULIS”) and HJ Ford Associates, Inc. (“HJ Ford”).

DISCONTINUED OPERATIONS

On October 18, 2002, the company announced that it was actively pursuing the divestiture of the Encoder division, a manufactured products business previously reported as a business segment, due to continued weakness in the manufacturing sector. In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the consolidated financial statements and notes thereto of the company have been restated to reflect the discontinuation of the Encoder Division for all periods presented. On May 2, 2003, the company completed the sale of its Encoder Division assets and certain liabilities to GSI Lumonics in Billerica, Massachusetts.

ACQUISITIONS

On December 20, 2002, the company completed the acquisition of all of the outstanding shares of capital stock of ANDRULIS, a provider of information technology and engineering solutions to federal government customers in the defense and federal civilian sectors. On May 31, 2002, the company completed the acquisition of all of the outstanding voting common stock of HJ Ford. HJ Ford helps its clients manage operational process and acquisition programs through systems and information engineering, information technology, enterprise engineering and acquisition program support. The acquisitions were recorded using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. Accordingly, the results of these acquired entities are included in the company’s Consolidated Statements of Operations and of Cash Flows for the periods subsequent to their respective acquisitions.

As part of the HJ Ford purchase, the company acquired a 40% ownership interest in a small disadvantaged business, as defined by the United States Government. This business is accounted for using the equity method. This ownership interest is reported as a component of “Other assets” in the company’s Consolidated Balance Sheets.

DYNAMICS RESEARCH CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003,
COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002

Revenues

The company reported revenues of $62.4 in the third quarter of 2003, compared to $47.2 million in the same prior year period. The company’s revenues for the nine months ended September 30, 2003, were $183.2 million, compared to $142.0 million in the same prior year period. The increase in both the three and nine month 2003 periods compared to the same prior year periods is primarily attributable to the company’s acquisitions.

Contract revenues for the Systems and Services segment increased 32.8%, to $60.6 million, in the third quarter of 2003, compared to $45.7 million in the same prior year period. For the first nine months of 2003 and 2002, contract revenues were $177.9 million and $136.0 million, respectively. Defense revenues grew 29.0%, or $10.9 million, in the third quarter of 2003, from $37.9 million in the comparable prior year period. Defense revenues were $142.5 million and $112.9 million in the nine months ended September 30, 2003 and 2002, respectively. Revenues from federal civilian agencies were $9.2 million for the quarter ended September 30, 2003, double the $4.6 million reported in the comparable prior year period. Revenues from federal civilian agencies in the nine months ended September 30, 2003 and 2002, were $27.3 million and $12.7 million, respectively. The increase in both of the current year periods from the same prior year periods is primarily attributable to the acquisition of ANDRULIS.

Through its acquisitions of ANDRULIS and HJ Ford, the company acquired a federal defense and civilian revenue base of approximately $9.2 million and $40.1 million, which contributed to the company’s core business for the three and nine months ended September 30, 2003, respectively. The remaining increase in revenues was due to organic growth of the company’s core business, which was partially offset by a reduction, in the nine months ended September 30, 2003, in subcontractor pass-through revenue with the Air Force Electronic Systems Center and Navy Strategic Systems guidance work totaling $8.4 million.

State and local government revenues were $2.6 million and $3.2 million in the third quarters of 2003 and 2002, respectively, and $8.1 million and $10.4 million for the nine month periods then ended. Significant state spending cutbacks in response to state budget deficits have been the primary cause of reduced state and local revenues.

Product sales for the Metrigraphics segment increased 20.3%, to $1.8 million in the third quarter of 2003, from $1.5 million in the same quarter of 2002. However, product sales decreased by $0.7 million in the nine month period ended September 30, 2003, to $5.3 million, compared to the same prior year period. The decrease in the nine month period reflects the continuing weak economic conditions in the manufacturing sector. The company remains concerned that further economic weakness could increase its adverse effect on this segment.

Gross Margin

Gross margins were 15.5% and 16.1% in the third quarters of 2003 and 2002, respectively, and 15.8% and 15.7%, respectively, in the nine month periods ended September 30, 2003 and 2002, respectively.

The company’s Systems and Services segment’s gross margin on contract revenues decreased to 15.2% in the third quarter of 2003, from 15.8% in the third quarter of 2002. However, contract revenue gross margin increased to 15.4% in the nine months ended September 30, 2003, from 14.8% in the comparable prior year period. The decrease in the current quarter is primarily attributable to increased subcontractor costs, partially offset by efficiencies realized from the integration of recent acquisitions into the company’s operations, primarily facility consolidation and lower overhead as a percentage of revenues. These efficiencies are the principal contributor to the company’s improved performance in the nine month period ended September 30, 2003, compared to the same period of the prior year.

DYNAMICS RESEARCH CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

The Metrigraphics segment’s gross margin on product sales increased to 26.7% in the third quarter of 2003, from 25.2% in the third quarter of the prior year. However, gross margin on product sales for the nine months ended September 30, 2003, decreased to 27.3%, from 35.6% in the same prior year period. The overall decrease in gross margin on a year-over-year basis is primarily attributable to continued weak economic conditions in this sector, resulting in a lower revenue base over which to spread fixed costs. The company expects these conditions to continue to exert downward pressure on its product sales gross margins.

Operating Expenses

Selling, engineering and administrative expenses for the third quarter of 2003, were $5.0 million, an increase of $0.8 million, compared to $4.2 million in the same prior year quarter. Selling, engineering and administrative expenses for the nine months ended September 30, 2003, were $16.9 million, an increase of $4.3 million, from $12.6 million in the comparable prior year period. The increased expense in the current quarter is primarily attributable to expenses in support of the company’s acquired businesses. The nine month increase is primarily attributable to higher legal and benefits costs, coupled with the aforementioned expenses in support of the company’s acquired businesses. However, the rate of increase on a quarterly basis in the current year has begun to decline, reflecting the conclusion late in the second quarter of document production for the Department of Justice anti-trust investigation.

Amortization expense totaled $0.4 million and $1.3 million in the three and nine months ended September 30, 2003, and relates to intangible assets acquired in the purchases of ANDRULIS and HJ Ford in 2002. Amortization expense of $0.1 million and $0.2 million in the three and nine months ended September 30, 2002, relates to HJ Ford for the period subsequent to its May 31, 2002 acquisition.

Operating Income

The company reported operating income of $4.3 million, or 6.8% of revenues, and $3.3 million, or 6.9% of revenues, in the third quarters of 2003 and 2002, respectively. Operating income for the nine months ended September 30, 2003 and 2002, was $10.7 million, or 5.8% of revenues, and $9.6 million, or 6.7% of revenues, respectively. The decrease in operating margin in both current year periods is primarily attributable to higher selling, engineering and administrative expenses and amortization expense. Lower gross margin in the three months ended September 30, 2003 also contributed to the decrease in this quarter’s operating margin, while increased margins in the nine months ended September 30, 2003, partially offset the higher nine month operating expenses.

Interest Income and Expense

Interest income decreased to approximately $5,000 in the third quarter of 2003, from approximately $32,000 in the comparable prior year period. Interest income in the nine months ended September 30, 2003, was approximately $24,000, compared to approximately $157,000 in the same prior year period. The decrease in both the three and nine month periods is primarily a result of lower interest rates coupled with lower balances available for investment. Interest expense increased by approximately $52,000, to approximately $187,000, in the third quarter of 2003, and by $0.4 million, to $0.7 million, in the nine months then ended, compared to the same prior year periods. The increase in interest expense in the current year is primarily attributable to the higher average balance on the company’s $50.0 million revolving credit facility (the “Revolver”), which was used to help fund the ANDRULIS acquisition.

Income Tax Provision

The company recorded income tax provisions of $4.2 million and $3.8 million for the nine month periods ended September 30, 2003 and 2002, respectively, or 41.0% and 39.9% of pre-tax income. The current year income taxes include a net provision of $85,000 related to the completion of the 2002 income tax return, which was identified and recorded as a component of the annual estimated effective tax rate in the third quarter. This additional provision increased the company’s reported tax rate by ten basis points. The company assesses its fourth quarter tax rate at 40.7%.

DYNAMICS RESEARCH CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Discontinued Operations

On May 2, 2003, the company completed the sale of its Encoder Division assets and certain liabilities to GSI Lumonics Inc. (“GSI”) in Billerica, Massachusetts for $3.3 million in cash, subject to post-closing adjustments related to a valuation of the net assets of the Encoder Division and the assumption by GSI of certain of DRC’s liabilities with respect to the assets acquired.

In connection with this transaction, in the first quarter of 2003, the company recorded charges aggregating $1.1 million before taxes as a loss on the disposal of discontinued operations. The components of these charges were $0.3 million of professional fees and $0.8 million of exit costs, comprised of $0.5 million for severance costs for approximately 45 Encoder Division employees and $0.3 million for future lease costs, net of contractual sublease income from GSI for the Encoder facility.

During the first quarter of 2003, the company recognized, on a cash basis, $0.7 million received as the final royalty payment associated with the 1999 sale of its discontinued Telecommunications Fraud control business, which was recorded against the loss on the disposal of discontinued operations. This income, net of the $1.1 million of charges described above, resulted in a loss on the disposal of discontinued operations of $0.4 million before taxes, or a loss of $0.2 million, net of $0.2 million of income tax benefit.

The company’s loss from discontinued operations, net of taxes, was $147,000, or $0.02 per diluted share, and $191,000, or $0.02 per diluted share, in the third quarters of 2003 and 2002, respectively. The company’s loss from discontinued operations, net of taxes, was $1.4 million and $0.6 million, or $0.15 and $0.07 per diluted share, in the nine months ended September 30, 2003 and 2002, respectively. The nine months ended September 30, 2003, include four months of operating loss from the Encoder division, as well as costs incurred subsequent to the transaction related to certain liabilities that GSI did not assume. Included in the current year’s loss on discontinued operations are $1.1 million of accrued lease costs, net of estimated sublease income for the Encoder facility.

Backlog

The company’s funded backlog was $109.2 million at September 30, 2003 and $111.1 million, excluding discontinued operations, at December 31, 2002. The funded backlog generally is subject to possible termination at the convenience of the contracting counter party. The company has a number of multi-year contracts with agencies of the United States and state governments on which actual funding generally occurs on an annual basis. A portion of its funded backlog is based on annual purchase contracts and subject to annual governmental approval or appropriations legislation, and the amount of funded backlog as of any date can be affected by the timing of order receipts and deliveries.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2003 and December 31, 2002, the company had cash and cash equivalents aggregating $2.7 million and $1.1 million, respectively. The increase in cash and cash equivalents is primarily the result of $9.7 million of net cash provided by operating activities, including $0.6 million used in discontinued operations; and $2.9 million of net cash proceeds from the sale of the company’s discontinued Encoder Division; partially offset by $6.0 million and $5.1 million of net cash used in continuing operations investing and financing activities, respectively.

Cash provided by operating activities was $9.7, and is primarily attributable to $6.0 million of income from continuing operations, depreciation and amortization expenses aggregating $3.5 million, a $3.1 million decrease in accounts receivable and $3.1 million of increased payroll and employee benefit accruals, partially offset by increases in unbilled expenditures and fees, and prepaid expenses and other current assets totaling $3.7 million and $3.4 million, respectively, as well as $0.6 million of net cash used in discontinued operations.

Cash used for investing activities for continuing operations was $6.0 million, and is primarily attributable to $5.4 million of capital expenditures related to the implementation of the company’s enterprise business system and facility renovation costs for its corporate headquarters in Andover, Massachusetts. The company’s capital expenditures are expected to total approximately $8 million in 2003, principally for enterprise business systems and facilities infrastructure consolidation and improvements.

DYNAMICS RESEARCH CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

At December 31, 2002, the company had $12.4 million in notes payable associated with the purchase of ANDRULIS. The notes had an interest rate of 4.0% and a maturity date of January 2, 2003. In January 2003, the notes were paid in full with proceeds from the company’s revolving credit agreement.

Effective June 28, 2002, the company obtained a $50.0 million revolving credit agreement (the “Revolver”), replacing the previous revolver. The Revolver has a three-year term and is available to the company for general corporate purposes, including strategic acquisitions. The fee on the unused portion of the Revolver ranges from 0.25 % to 0.5% depending on the company’s most recently reported leverage ratio and is payable quarterly in arrears. The company has the option to elect on a fixed 30, 60 or 90-day term, an interest rate of LIBOR plus 2.0% to 3.0%, depending on the company’s most recently reported leverage ratio, or the prime rate on any outstanding balance. Interest on the outstanding balance of the Revolver is payable monthly under the prime rate option or at the end of the elected term for the LIBOR rate option. At September 30, 2003, the outstanding balance under the Revolver was $8.5 million. The interest rate on the outstanding balance under the Revolver was 3.12% under a 30-day LIBOR option elected on September 12, 2003.

The company has a 10-year mortgage loan (the “Mortgage”), dated June 12, 2000, as amended and restated on June 28, 2002, on the corporate office facility in Andover, Massachusetts. The outstanding balance of the Mortgage was $8.4 million at September 30, 2003. The agreement requires quarterly principal payments of $125,000, with a final payment of $5.0 million in May 2010. Interest on the Mortgage accrued at the rate of LIBOR plus 2.5% through November 5, 2001. Effective November 6, 2001, the interest rate on the Mortgage was reduced to LIBOR plus 2.0%. The interest rate on the Mortgage under the 90-day LIBOR option, elected on July 14, 2003, was 3.11%. This rate was effective at September 30, 2003.

On December 26, 2002, the company entered into an installment payment agreement in connection with the purchase of its enterprise business system software. The company made the first payment on January 26, 2003, with the second and last payment due on January 26, 2004. The company recorded the liability using an imputed interest rate of 3.38%, which was its effective borrowing rate at December 31, 2002. The obligation is reflected in the table below as a purchase commitment.

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

The company was in compliance with all loan covenants on September 30, 2003.

Cash used in financing activities was comprised of $6.1 million of net payments under the company’s revolving credit agreement and notes payable and $375,000 of principal payments on the mortgage on the company’s corporate headquarters facility. These amounts were partially offset by cash proceeds aggregating $1.5 million from the exercise of stock options and issuance of shares under the employee stock purchase plan.

The company’s need for, cost of, and access to funds are dependent on future operating results, the company’s growth and acquisition activity, as well as conditions external to the company. In 2002, the company increased the capacity of its revolving credit facility from $20.0 million to $50.0 million to enable pursuit of the company’s acquisition strategy. In 2003, the company will continue to consider acquisition opportunities, which align with its strategic objectives, along with the possibility of utilizing the credit facility as a source of financing. The company believes that internally generated funds and cash available under its Revolver will be sufficient to support the company’s current operations for at least the next 12 months.

DYNAMICS RESEARCH CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

The company’s contractual obligations as of September 30, 2003 consist of the following (in thousands):

	Less than	Two to three	Four to five
	one year	years	years	Thereafter	Total

Revolver	$8,500	$—	$—	$—	$8,500
Long-term debt	500	1,000	1,000	5,875	8,375
Operating leases	4,183	6,067	3,153	3,773	17,176
Purchase commitments	554	—	—	—	554

Total contractual obligations	$13,737	$7,067	$4,153	$9,648	$34,605

COMMITMENTS AND CONTINGENCIES

As part of the HJ Ford purchase, the company acquired a 40% ownership interest in a small disadvantaged business, as defined by the United States Government. This business is accounted for using the equity method. The company has continuing business relationships with this business and has provided it with a line of credit guarantee in the amount of $0.2 million. There was no outstanding balance under this line of credit at September 30, 2003.

The company has change of control agreements with certain of its employees that provide them with benefits should their employment with the company be terminated other than for cause or their disability or death, or if they resign for good reason within a certain period of time from the date of any change of control of the company.

As a defense contractor, the company is subject to many levels of audit and review from various government agencies, including the Defense Contract Audit Agency, the Inspector General, the Defense Criminal Investigative Service, the General Accounting Office, the Department of Justice and congressional committees. Both related to and unrelated to its defense industry involvement, the company is, from time to time, involved in audits, lawsuits, claims, administrative proceedings and investigations. The company accrues for liabilities associated with these activities when it becomes probable that future expenditures will be made and such expenditures can be reasonably estimated. The company’s evaluation of the likelihood of expenditures related to these matters is subject to change in future periods, depending on then current events and circumstances, which could have material adverse effects on the company’s financial position, results of operations and cash flows.

As previously disclosed, on October 26, 2000, two former company employees were indicted and charged with, among other violations, wire fraud and a conspiracy scheme to defraud the United States Air Force out of approximately $10 million through kickbacks and overcharging for computer components and services. The former employees collected the kickbacks and overcharges through separate and independent businesses. The company received no money from their scheme. When notified by the government of the employees’ conspiracy, the company fired the two employees, and voluntarily cooperated with the government’s investigation. The company was not charged in the criminal case. Both former employees pled guilty to the principal charges against them and were sentenced to prison. The company believes that the government has recovered a substantial portion of the defrauded funds from the co-conspirators. Notwithstanding the company’s efforts to settle any claims against the company arising from the employees’ scheme, on October 9, 2003 the United States Attorney filed a civil complaint against the company in the United States District Court for the District of Massachusetts based in substantial part upon the actions and omissions of the former employees which gave rise to the criminal cases against them. In the civil action, the United States Attorney is asserting on behalf of the government claims against the company based upon the False Claims Act and the Anti-Kickback Act, in addition to certain common law and equitable claims. The United States Attorney seeks to recover up to three times its actual damages and penalties under the False Claims Act, and double damages and penalties under the Anti-Kickback Act and to recover costs and interest. The company disputes the claims, believes it has substantive defenses, and intends to vigorously defend itself. In addition, the company intends to bring third party claims against parties associated with the scheme. However, the outcome of such litigation, if unfavorable, could have a material adverse effect on the company’s financial position, results of operations and cash flows.

DYNAMICS RESEARCH CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

On September 5, 2002, Genesis Tactical Group LLC (“Genesis”) asserted a cross-claim against Lockheed Martin Corporation (“Lockheed”) in the State of New York Supreme Court, County of Onondaga seeking $50.0 million in damages and against the company seeking $35.0 million in damages. These cross-claims arise out of a suit filed on July 30, 2002 by Lockheed against Tactical Communications Group LLC, Genesis and the company in the State of New York Supreme Court, County of Onondaga. The Lockheed suit relates to a contract for services that was sold to Genesis by the company pursuant to an asset purchase agreement in 2001. By the terms of the asset purchase agreement, the company’s liability to Genesis is limited to $300,000, other than for intentional misrepresentation, willful breach or fraud. Lockheed and Genesis have settled their outstanding issues, including a software ownership issue, and filed a stipulation of dismissal with prejudice. The Genesis claim for $35.0 million against the company was related to the software ownership issue that was settled in favor of Genesis. Lockheed’s settlement demand to the company was $495,679 plus interest. The company believes that $311,679 of the demanded amount is for extra work and materials procured by Lockheed from Genesis and disputes the balance due to other mutually agreed contract changes between Lockheed and Genesis. The company will continue to defend against any and all claims by Lockheed and/or Genesis. While the company believes that the possibility of a material adverse effect on the company’s financial position, results of operations and cash flows is remote, there can be no assurance as to the outcome.

The company has provided documents in response to a previously disclosed grand jury subpoena issued on October 15, 2002 by the United States District Court for the District of Massachusetts directing the company to produce specified documents dating back to 1996. The subpoena relates to an investigation, currently focused on the period from 1996 to 1999, by the Antitrust Division of the Department of Justice into bidding and procurement activities involving the company and several other defense contractors who have received similar subpoenas and may also be subjects of the investigation. Although the company is cooperating in the investigation, it does not have a sufficient basis to predict the outcome of the investigation. Should the company be found to have violated the antitrust laws, the matter could have a material adverse effect on the company’s financial position, results of operations and cash flows.

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

DYNAMICS RESEARCH CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

For all types of contracts, the company recognizes anticipated contract losses as soon as they become known and estimable. Out-of-pocket expenses that are reimbursable by the customer are included in contract revenue and cost of contract revenue.

Unbilled expenditures and fees on contracts in process are the amounts of recoverable contract revenue that have not been billed at the balance sheet date. Most of the company’s unbilled expenditures and fees relate to revenue that is billed in the month after services are performed. In certain instances, billing is deferred in compliance with contract terms, such as milestone billing arrangements and withholdings. Costs related to United States Government contracts, including applicable indirect costs, are subject to audit by the government. Revenue from such contracts has been recorded at amounts the company expects to realize upon final settlement.

Valuation Allowances

The company provides for potential losses against specifically identified accounts receivable and unbilled expenditures and fees on contracts in process based on the company’s expectation of a customer’s inability to pay. These reserves are based primarily upon specific identification of potential uncollectible accounts. In addition, payments to the company for performance on United States Government contracts are subject to audit by the Defense Contract Audit Agency. If necessary, the company provides an estimated reserve for adjustments resulting from rate negotiations and audit findings. The company routinely provides for these items when they are identified and can be reasonably estimated.

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

Goodwill

The company assesses goodwill for impairment at the segment level at least once each year by applying a fair value test. Goodwill could be impaired due to market declines, reduced expected future cash flows, or other factors or events. Should the fair value of goodwill, as determined by the company at any measurement date, fall below its carrying value, a charge for impairment of goodwill would occur in that period.

Business Combinations

During 2002, the company acquired two companies, ANDRULIS and HJ Ford. The company has determined and recorded the fair values of assets acquired and liabilities assumed as of the dates of acquisition. The company has utilized an independent valuation specialist to determine the fair values of identified intangible assets acquired in order to allocate a portion of the purchase price to these assets. The results of operations of these acquired entities are included in the company’s consolidated financial statements from the dates of their respective acquisitions.

DYNAMICS RESEARCH CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Pensions

Accounting and reporting for the company’s pension plan requires the use of assumptions, including but not limited to, discount rate, rate of compensation increases and expected return on assets. If these assumptions differ materially from actual results, the company’s obligations under the pension plan could also differ materially, potentially requiring the company to record an additional pension liability. An actuarial valuation is performed each year. The results of this actuarial valuation are reflected in the accounting for the pension plan upon determination.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the Emerging Issues Task Force (“EITF”), reached a consensus on EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“Issue No. 00-21”). Issue No. 00-21 addresses when an arrangement with multiple deliverables should be divided into separate units of accounting. The company adopted the consensus in the third quarter of 2003. The impact of adopting Issue No. 00-21 did not have a material impact on the company’s financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The company adopted the provisions of SFAS No. 150 on July 1, 2003. The company did not have any financial instruments within the scope of SFAS No. 150 at September 30, 2003, and, accordingly, the adoption of SFAS No. 150 did not have any effect on its financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments and hedging activities under SFAS No. 133 for decisions made: (a) as part of the Derivative Implementation Group process that requires amendment to SFAS No. 133; (b) in connection with other FASB projects dealing with financial instruments; and (c) in connection with the implementation issues raised related to the application of the definition of derivative. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for designated hedging relationships after June 30, 2003. SFAS No. 149 is required to be applied prospectively. The company does not currently have any derivative instruments and, accordingly, the adoption of SFAS No. 149 did not have any effect on its financial position, results of operations or cash flows.

In January 2003, the FASB issued FASB Interpretation No. (“FIN”) 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and how to determine when and which business enterprise should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either: (a) the equity investors (if any) do not have a controlling financial interest; or (b) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary and all other enterprises with a significant variable interest in a variable interest entity make additional disclosures. FIN 46 is effective immediately for variable interest entities created after January 31, 2003. FIN 46 had previously been effective for interim periods beginning after June 15, 2003, for variable interests in place prior to February 1, 2003; however, on October 10, 2003, the FASB issued a statement deferring the implementation of FIN 46 for these variable interests until the first reporting period beginning after December 15, 2003. The company acquired, as part of the May 31, 2003 purchase of HJ Ford, a 40% ownership interest in a small disadvantaged business, as defined by the United States Government, which is accounted for using the equity method. The company provided the business with a line of credit guarantee, under which its maximum exposure is $0.2 million. The company is currently evaluating the impact, if any, that the adoption of FIN 46 in the fourth quarter of 2003, will have on the company’s financial position, results of operations or cash flows. The company currently has no other investments subject to the provisions of FIN 46.

DYNAMICS RESEARCH CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-An Amendment of SFAS No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. Also, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in interim financial statements in addition to the annual disclosures about the effect the fair value method would have had on reported results. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. As permitted by SFAS No. 148, the company continues to apply the disclosure-only alternative adopted under SFAS No. 123 to account for its stock option grants to employees, under which compensation expense is not typically recognized. The company adopted the interim disclosure provisions of FAS No. 148 in its Form 10-Q for the quarterly period ended March 31, 2003.

FACTORS THAT MAY AFFECT FUTURE RESULTS

You should carefully consider the risks described below and the information in our Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2003, as well as our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K subsequently filed with the SEC, before deciding to invest in shares of our common stock. These are risks and uncertainties we believe are most important for you to consider. Additional risks and uncertainties not presently known to us, or which we currently deem immaterial, or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the following risks or uncertainties actually occurs, our business, financial condition, results of operations or cash flows would likely suffer. In that event, the market price of our common stock could decline.

Our Revenue is Highly Dependent on the Department of Defense and Other Federal Agencies and Any Decreases in Their Budgets Could Affect Our Results.

In the nine months ended September 30, 2003 and in 2002, approximately 93% and 89% of our revenue, respectively, was derived from United States government agencies, primarily the Department of Defense. In the past, our revenue has been adversely affected by significant changes in defense spending during periods of declining United States defense budgets. Among the effects of this general decline has been increased competition within a consolidating defense industry.

It is not possible for us to predict whether defense budgets will increase or decline in the future. Further, changing missions and priorities in the defense budget may have adverse effects on our business. Funding limitations could result in a reduction, delay or cancellation of existing or emerging programs. We anticipate there will continue to be significant competition when our defense contracts are re-bid, as well as significant competitive pressure to lower prices, which may reduce profitability in this area of our business. Any reduction in the level of profitability of our defense business, if not offset by new commercial business or other business, will adversely affect our business, financial condition and results of operations.

We Must Bear the Risk of Various Pricing Structures Associated With Government Contracts.

We historically have derived a substantial portion of our revenue from contracts and subcontracts with the United States Government. A significant portion of our federal and state government contracts are undertaken on a time and materials nature, with fixed hourly rates that are intended to cover salaries, benefits, other indirect costs of operating the business and profit. The pricing of such contracts is based upon estimates of future costs and assumptions as to the aggregate volume of business that we will perform in a given business division or other relevant unit. For long-term contracts, we must estimate the costs necessary to complete the defined statement of work and recognize revenue or losses in accordance with such estimates. Actual costs may vary materially from the estimates made from time to time, necessitating adjustments to reported revenue and net income. Underestimates of the costs associated with a project could adversely affect our overall profitability and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

DYNAMICS RESEARCH CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

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

A substantial portion of our United States Government business is as a subcontractor. In such circumstances, we generally bear the risk that the prime contractor will meet its performance obligations to the United States Government under the prime contract and that the prime contractor will have the financial capability to pay us amounts due under the subcontract. The inability of a prime contractor to perform or make required payments to us could have a material adverse effect on the company’s business, financial condition, results of operations and cash flows.

Our Contracts and Subcontracts with Government Agencies are Subject to a Competitive Bidding Process and to Termination Without Cause by the Government.

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

Recent federal regulations and renewed congressional interest in small business set aside contracts is likely to influence decisions pertaining to contracting methods for many of the company’s customers. These regulations require more frequent review and certification of small business contractor status, so as the ensure that companies competing for contracts intended for small business are qualified as such at the time of the competition. In the nine months ended September 30, 2003 and in 2002, the company derived $29.2 million and $17.1 million from a small business set aside contract held by its HJ Ford subsidiary and due for re-competition in 2005. The company does not know what effects these events, including HJ Ford’s loss of small business status now that it is part of DRC, will have on future financial results.

Governmental awards of contracts are subject to regulations and procedures that permit formal bidding procedures and protests by losing bidders. Such protests may result in significant delays in the commencement of expected contracts, the reversal of a previous award decision or the reopening of the competitive bidding process, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Because of the complexity and scheduling of contracting with government agencies, from time to time we may incur costs before receiving contractual funding by the United States Government. In some circumstances, we may not be able to recover such costs in whole or in part under subsequent contractual actions. Failure to collect such amounts may have material adverse consequences on our business, financial condition, results of operations and cash flows.

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

DYNAMICS RESEARCH CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

We Are Subject to a High Level of Government Regulations and Audits Under Our Government Contracts and Subcontracts.

As a defense contractor, we are subject to many levels of audit and review, including by the Defense Contract Audit Agency, the Inspector General, the Defense Criminal Investigative Service, the General Accounting Office, the Department of Justice and congressional committees. These audits, reviews and the pending grand jury investigation and civil suit in the United States District Court for the District of Massachusetts could result in the termination of contracts, the imposition of fines or penalties, the withholding of payments due to us or the prohibition from participating in certain United States government contracts for a specified period of time.

Loss of Key Personnel Could Limit Our Growth.

We are dependent on our ability to attract and retain highly skilled technical personnel. Many of our technical personnel may have specific knowledge and experience related to various government customer operations and these individuals would be difficult to replace in a timely fashion. In addition, qualified technical personnel are in high demand worldwide and are likely to remain a limited resource. The loss of services of key personnel could impair our ability to perform required services under some of our contracts, to retain such business after the expiration of the existing contract, or to win new business in the event that we lost the services of individuals who have been identified in a given proposal as key personnel in the proposal. Any of these situations could have a material adverse effect on our business, financial condition and results of operations.

We Are Involved in Various Litigation Matters Which, If Not Resolved in Our Favor, Could Harm Our Business.

On October 26, 2000, two former company employees were indicted and charged with conspiracy to defraud the United States, and wire fraud, among other charges, arising out of a scheme to defraud the United States out of approximately $10 million. Both men subsequently pled guilty to the principal charges against them. On October 9, 2003, the United States Attorney’s office filed a civil complaint in the District Court of Massachusetts against the company based in substantial part upon the actions and omissions of the former executives that gave rise to the criminal cases against them. In the civil action, the United States is asserting claims against the company based on the False Claims Act and the Anti-Kickback Act, in addition to certain common law and equitable claims. The United States seeks to recover up to three times its actual damages and penalties under the False Claims Act, and double damages and penalties under the Anti-Kickback Act. The United States also seeks to recover its costs and interest in this action. The company believes it has substantive legal and factual defenses to these claims and intends to vigorously defend itself. However, the outcome of this litigation and other proceedings to which the company is a part, if unfavorable, could have a material adverse effect on the company’s financial position, results of operations and cash flows.

Additionally, the Antitrust Division of the Department of Justice is engaged in an investigation, currently focused on the period from 1996 to 1999, into bidding and procurement activities involving the company and several other defense contractors who may also be subjects of the investigation. Although the company is cooperating in the investigation, it does not have a sufficient basis to predict the outcome of the investigation. Should the company be found to have violated antitrust laws, the matter could have a material adverse effect on the company’s financial position, results of operations and cash flows.

We Operate in Highly Competitive Markets and May Have Difficulties Entering New Markets.

The markets for our services are highly competitive. The government contracting business is subject to intense competition from numerous companies, many of which have significantly greater financial, technical and marketing resources than we do. The principal competitive factors are prior performance, previous experience, technical competence and price.

Competition in the market for our commercial products is also intense. There is a significant lead-time for developing such business, and it involves substantial capital investment including development of prototypes and investment in manufacturing equipment. Principal competitive factors are product quality, the ability to specialize our engineering in order to meet our customers’ specific system requirements and price. Our precision products business has a number of competitors, many of which have significantly greater financial, technical and marketing resources than we do. Competitive pressures in our government and commercial businesses could have a material adverse effect on our business, financial condition, results of operations and cash flows.

DYNAMICS RESEARCH CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

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

Our Business is Highly Concentrated and a Significant Portion of Our Revenue is Derived From a Few Customers.

Our revenue from contracts with the Department of Defense, either as prime contractor or subcontractor, accounted for approximately 78% and 80% of our total revenue during the nine months ended September 30, 2003 and during 2002. Within the Department of Defense, individual services and program officers account for a significant portion of our United States Government business. We cannot provide any assurance that any of these customers will continue as such or will continue at current levels. A decrease in orders from the Department of Defense or any of these customers would have an adverse effect on our profitability, and the loss of any large customer could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We May Be Subject to Product Liability Claims.

Our precision manufactured products are generally designed to operate as important components of complex systems or products. Defects in our products could cause our customer’s product or systems to fail or perform below expectations. Although we attempt to contractually limit our liability for such defects or failures, we cannot provide any assurance that our attempts to limit our liability will be successful. Like other manufacturing companies, we may be subject to claims for alleged performance issues related to our products. Such claims, if made, could damage our reputation and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Economic Events May Affect Our Business Segments.

Many of our precision products are components of commercial products. Factors that affect the production and demand for such products, including economic events both domestically and in other regions of the world, competition, technological change and production disruption, could adversely affect demand for our products. Many of our products are incorporated into capital equipment, such as machine tools and other automated production equipment, used in the manufacture of other products. As a result, this portion of our business may be subject to fluctuations in the manufacturing sector of the overall economy. An economic recession, either in the United States or elsewhere in the world, could have a material adverse effect on the rate of orders received by the commercial division. Significantly lower production volumes resulting in under-utilization of our manufacturing facilities would adversely affect our business, financial condition, results of operations and cash flows.

Our Products and Services Could Become Obsolete Due to Rapid Technological Changes in the Industry.

We offer sophisticated products and services in areas in which there have been and are expected to continue to be significant technological changes. Many of our products are incorporated into sophisticated machinery, equipment or electronic systems. Technological changes may be incorporated into competitors’ products that may adversely affect the market for our products. If our competitors introduce superior technologies or products, we cannot provide any assurance that we will be able to respond quickly enough to such changes or to offer services that satisfy our customers’ requirements at a competitive price. Further, we cannot provide any assurance that our research and product development efforts will be successful or result in new or improved products that may be required to sustain our market position.

DYNAMICS RESEARCH CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Our Financing Requirements May Increase and We Could Have Limited Access to Capital Markets.

While we believe that our current resources and access to capital markets are adequate to support operations over the near term and foreseeable future, we cannot be assured that these circumstances will remain unchanged. Our need for capital is dependent on operating results and may be greater than expected. Our ability to maintain our current sources of debt financing depends on our ability to remain in compliance with certain covenants contained in our financing agreements, including, among other requirements, maintaining a minimum total net worth and minimum cash flow and debt coverage ratios. If changes in capital markets restrict the availability of funds or increase the cost of funds, we may be required to modify, delay or abandon some of our planned expenditures, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our Quarterly Operating Results May Vary Significantly From Quarter to Quarter.

Our revenue and earnings may fluctuate from quarter to quarter depending on a number of factors, including:

•	the number, size and timing of client projects commenced and completed during a quarter;
•	bid and proposal efforts undertaken;
•	progress on fixed-price projects during a given quarter;
•	employee productivity and hiring, attrition and utilization rates;
•	accuracy of estimates of resources required to complete ongoing projects; and
•	general economic conditions.

Demand for our products and services in each of the markets we serve can vary significantly from quarter to quarter due to revisions in customer budgets or schedules and other factors beyond our control. In addition, because a high percentage of our expenses is fixed and does vary relative to revenue, a decrease in revenue may cause a significant variation in our operating results.

We May Not Make or Complete Future Mergers, Acquisitions or Strategic Alliances or Investments.

In 2002, we acquired HJ Ford Associates, Inc. and Andrulis Corporation and we may seek to continue to expand our operations through mergers, acquisitions or strategic alliances with businesses that will complement our existing business. However, we may not be able to find attractive candidates, or enter into acquisitions on terms that are favorable to us, or successfully integrate the operation so companies that we acquire. In addition, we may compete with other companies for these acquisition candidates, which could make an acquisition more expensive for us. If we are able to successfully identify and complete an acquisition or similar transaction, it could involve a number of risks, including, among others:

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

We cannot be assured that any acquisition will be made, that we will be able to obtain financing needed to fund such acquisitions and, if any acquisitions are so made, that the acquired business will be successfully integrated into our operations or that the acquired business will perform as expected. In addition, if we were to proceed with one or more significant strategic alliances, acquisitions or investments in which the consideration consists of cash, a substantial portion of our available cash could be used to consummate the strategic alliances, acquisitions or investments. The financial impact of acquisitions, investments and strategic alliances could have a material adverse effect on our business, financial condition, results of operations and cash flows and could cause substantial fluctuations in our quarterly and yearly operating results.

DYNAMICS RESEARCH CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

The Market Price of Our Common Stock May Be Volatile.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company is subject to interest rate risk associated with our Mortgage and Revolver, where interest payments are tied to either the LIBOR or prime rate. At any time, a sharp rise in interest rates could have an adverse effect on net interest expense as reported in the company’s Consolidated Statements of Operations. A one full percentage point increase in the interest rate on the balance of the Mortgage and Revolver at September 30, 2003 would result in a $0.2 million increase in interest expense per year. The company does not currently hedge these interest rate exposures.

The company presently has minimal exposure to market interest rates on its investments. At September 30, 2003, the company had investments of $1.2 million, which consisted primarily of money market accounts.

The company has no significant exposure to foreign currency fluctuations. Foreign sales, which are nominal, are primarily denominated in United States dollars.

Item 4.  DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2003. Based on that evaluation, the company’s management, including our Chief Executive Office and Chief Financial Officer, have concluded that the company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the company files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported as specified in the Securities and Exchange Commission’s rules and forms.

We strive to maintain and strengthen internal controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Accordingly, the company evaluates its internal controls over financial reporting on a regular basis. Based upon the results of these evaluations, the company considers what revisions, improvements and/or corrective actions are necessary in order to ensure that its internal controls over financial reporting are effective.

During the three months ended September 30, 2003, there has been no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

DYNAMICS RESEARCH CORPORATION

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

As a defense contractor, the company is subject to many levels of audit and review from various government agencies, including the Defense Contract Audit Agency, the Inspector General, the Defense Criminal Investigative Service, the General Accounting Office, the Department of Justice and congressional committees. Both related to and unrelated to its defense industry involvement, the company is, from time to time, involved in audits, lawsuits, claims, administrative proceedings and investigations. The company accrues for liabilities associated with these activities when it becomes probable that future expenditures will be made and such expenditures can be reasonably estimated. The company’s evaluation of the likelihood of expenditures related to these matters is subject to change in future periods, depending on then current events and circumstances, which could have material adverse effects on the company’s financial position, results of operations and cash flows.

As previously disclosed, on October 26, 2000, two former company employees were indicted and charged with, among other violations, wire fraud and a conspiracy scheme to defraud the United States Air Force out of approximately $10 million through kickbacks and overcharging for computer components and services. The former employees collected the kickbacks and overcharges through separate and independent businesses. The company received no money from their scheme. When notified by the government of the employees’ conspiracy, the company fired the two employees, and voluntarily cooperated with the government’s investigation. The company was not charged in the criminal case. Both former employees pled guilty to the principal charges against them and were sentenced to prison. The company believes that the government has recovered a substantial portion of the defrauded funds from the co-conspirators. Notwithstanding the company’s efforts to settle any claims against the company arising from the employees’ scheme, on October 9, 2003 the United States Attorney filed a civil complaint against the company in the United States District Court for the District of Massachusetts based in substantial part upon the actions and omissions of the former employees which gave rise to the criminal cases against them. In the civil action, the United States Attorney is asserting on behalf of the government claims against the company based upon the False Claims Act and the Anti-Kickback Act, in addition to certain common law and equitable claims. The United States Attorney seeks to recover up to three times its actual damages and penalties under the False Claims Act, and double damages and penalties under the Anti-Kickback Act and to recover costs and interest. The company disputes the claims, believes it has substantive defenses, and intends to vigorously defend itself. In addition, the company intends to bring third party claims against parties associated with the scheme. However, the outcome of such litigation, if unfavorable, could have a material adverse effect on the company’s financial position, results of operations and cash flows.

On September 5, 2002, Genesis Tactical Group LLC (“Genesis”) asserted a cross-claim against Lockheed Martin Corporation (“Lockheed”) in the State of New York Supreme Court, County of Onondaga seeking $50.0 million in damages and against the company seeking $35.0 million in damages. These cross-claims arise out of a suit filed on July 30, 2002 by Lockheed against Tactical Communications Group LLC, Genesis and the company in the State of New York Supreme Court, County of Onondaga. The Lockheed suit relates to a contract for services that was sold to Genesis by the company pursuant to an asset purchase agreement in 2001. By the terms of the asset purchase agreement, the company’s liability to Genesis is limited to $300,000, other than for intentional misrepresentation, willful breach or fraud. Lockheed and Genesis have settled their outstanding issues, including a software ownership issue, and filed a stipulation of dismissal with prejudice. The Genesis claim for $35.0 million against the company was related to the software ownership issue that was settled in favor of Genesis. Lockheed’s settlement demand to the company was $495,679 plus interest. The company believes that $311,679 of the demanded amount is for extra work and materials procured by Lockheed from Genesis and disputes the balance due to other mutually agreed contract changes between Lockheed and Genesis. The company will continue to defend against any and all claims by Lockheed and/or Genesis. While the company believes that the possibility of a material adverse effect on the company’s financial position, results of operations and cash flows is remote, there can be no assurance as to the outcome.

The company has provided documents in response to a previously disclosed grand jury subpoena issued on October 15, 2002 by the United States District Court for the District of Massachusetts directing the company to produce specified documents dating back to 1996. The subpoena relates to an investigation, currently focused on the period from 1996 to 1999, by the Antitrust Division of the Department of Justice into bidding and procurement activities involving the company and several other defense contractors who have received similar subpoenas and may also be subjects of the investigation. Although the company is cooperating in the investigation, it does not have a sufficient basis to predict the outcome of the investigation. Should the company be found to have violated the antitrust laws, the matter could have a material adverse effect on the company’s financial position, results of operations and cash flows.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following Exhibits are filed herewith:

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  The following report on Form 8-K was furnished during the quarterly period ended September 30, 2003:

(1)	Current Report on Form 8-K, filed on July 29, 2003, relating to the press release of the company’s quarterly results for the period ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNAMICS RESEARCH CORPORATION (Registrant)

Date: November 11, 2003	By: /s/ David Keleher David Keleher Vice President and Chief Financial Officer

/s/ Donald B. Levis Donald B. Levis Corporate Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Name	Location

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith