Form 10-K
period 2003-12-31
DYNAMICS RESEARCH CORP
filed 2004-03-15
CIK 30822

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

(978) 475-9090

Securities registered pursuant to Section 12(b) of the Act:

None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.10 par value

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☑          No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☑

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).      Yes ☑          No ☐

          The aggregate market value of the registrant’s common stock, $0.10 par value, held by nonaffiliates of the registrant as of June 30, 2003, was $94,369,884.84 based on the reported last sale price per share of $15.26 on that date on the Nasdaq Stock Market. As of March 5, 2004, 8,562,496 shares of the registrant’s common stock, $0.10 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s Proxy Statement involving the election of directors, which is expected to be filed within 120 days after the end of the registrant’s fiscal year, are incorporated by reference in Part III of this Report.

DYNAMICS RESEARCH CORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2003

Page

Part I
Item
1. Business	3
2. Properties	12
3. Legal Proceedings	12
4. Submission of Matters to a Vote of Security Holders Executive Officers of the Registrant	13
Part II
Item
5. Market for Registrant’s Common Equity and Related Stockholder Matters	15
6. Selected Financial Data	15
7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
7A. Quantitative and Qualitative Disclosures About Market Risk	34
8. Financial Statements and Supplementary Data	35
9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	70
9A. Controls and Procedures	70
Part III
Item
10. Directors and Executive Officers of the Registrant	72
11. Executive Compensation	72
12. Security Ownership of Certain Beneficial Owners and Management	72
13. Certain Relationships and Related Transactions	73
14. Principal Accountant Fees and Services	73
Part IV
15. Exhibits, Financial Statement Schedule and Reports on Form 8-K	74
EX-10.21 SEVERENCE PLAN
EX-10.22 2003 INCENTIVE PLAN
EX-10.23 THIRD AMENDMENT DATED 12-23-2003
EX-16.1 KPMG LETTER
EX-21.1 SUBSIDIARIES OF THE REGISTRANT
EX-23.1 CONSENT OF GRANT THORNTON LLP
EX-23.2 CONSENT OF KPMG LLP
EX-23.3 REPORT OF INDEPENDENT ACCOUNTANTS
EX-31.1 CERTIFICATION OF CEO
EX-31.2 CERTIFICATION OF CFO
EX-32.1 CERTIFICATION OF CEO
EX-32.2 CERTIFICATION OF CFO

PART I

Item 1.	BUSINESS

OVERVIEW

      Dynamics Research Corporation (“DRC” or the “company”) provides information technology, engineering and other services focused on defense, public safety and citizen services for federal, state and local governments. Founded in 1955 and headquartered in Andover, Massachusetts, DRC has approximately 1,700 employees, located throughout the United States. The company operates through its parent corporation and its wholly owned subsidiaries, HJ Ford Associates, Inc. (“HJ Ford”) and Andrulis Corporation (“ANDRULIS”).

      DRC’s core capabilities are focused on information technology, engineering and technical subject matter expertise, which pertain to the knowledge domains relevant to the company’s core customers. More specifically, these capabilities include design, development, operation and maintenance of information technology systems, engineering services, complex logistics planning systems and services, defense acquisition management services, simulation, modeling, training systems and services, and custom built electronic test equipment and services.

      DRC strives to apply these processes and technologies to enhance the performance and cost effectiveness of a variety of mission-critical customer systems. DRC believes that one of its distinguishing competitive features is its ability to provide subject matter experts who work closely with specialists in disciplines such as logistics, engineering, information technology, modeling, simulation and training systems to develop innovative solutions to customer challenges.

      The company’s business growth strategy is focused on developing relationships with customers in the defense, public safety and state citizen services markets whose missions are focused on one or more of these six strategic business areas: C4ISR (Command, control, communications, computing, intelligence, surveillance and reconnaissance), logistics, readiness, military space, citizen security and citizen services. The strategy leverages seven solution sets where DRC believes it has strong competencies and a record of meeting its customers’ most difficult challenges. These repeatable, proven, cost effective solutions are acquisition management services; training systems and services; business transformation; automated case management; network engineering services; and logistics and decision support information systems.

      DRC has a balanced organic and acquisition growth strategy, supplementing organic growth with the acquisition of businesses with additional or complementary capabilities, providing access to new customers. Consistent with this strategy, the company acquired two companies, HJ Ford and ANDRULIS, in 2002.

      On October 18, 2002, DRC announced that it was actively pursuing the divestiture of its Encoder Division. Effective in the fourth quarter of 2002, the company began reporting the Encoder Division as a discontinued operation on a restated basis. On May 2, 2003, DRC completed the sale of the Encoder Division assets to GSI Lumonics (“GSI”) for $3.3 million in cash subject to adjustment. GSI also assumed specified liabilities. The company’s remaining precision manufacturing business, the Metrigraphics Division, develops and produces components for original equipment manufacturers in the computer peripheral device, medical electronics, telecommunications and other industries. Manufacturing core capabilities are focused on the custom design and manufacture of miniature electronics parts that are designed to meet ultra-high precision requirements through the use of electroforming, thin film deposition and photolithography technologies. Financial data and other information about the company’s operating segments can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 7 of this Annual Report on Form 10-K, and in Note 13, “Business Segment, Geographic, Major Customer and Related Party Information”, of the company’s Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

      Unless otherwise indicated, all financial information contained in this Annual Report on Form 10-K refers to continuing operations.

      DRC maintains an Internet website at http://www.drc.com. The company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and all amendments to these reports are available free of charge through the company’s website by clicking on the “Investor Relations” page and selecting “SEC Filings”. These filings are also accessible on the Securities and Exchange Commission’s website at http://www.sec.gov. The company does not intend that the information contained on the company’s website be deemed a part of this report or to be deemed filed with the Securities and Exchange Commission.

MARKETS

      DRC’s systems and services business, which accounted for 97.2% of revenue in 2003, is focused on providing technical, and information technology services to government customers. The government market is composed of three sectors: defense, federal civilian agencies, and state and local governments.

      According to Input, Inc. (“Input”), a market research firm, federal spending on technical services and information technology is projected to be $59.1 billion for the fiscal year ended September 30, 2004, an increase of 3.5% over fiscal 2003 levels. Information released on February 2, 2004, by the U.S. Office of Management and Budget as part of the President’s annual budget request shows that federal agencies plan to spend $59.8 billion on information technology in fiscal 2005.

      The company believes that several factors are driving growth in the defense sector of this market. First, the increased spending on the war on terrorism and increased efforts to sustain military readiness, maintain homeland security and transform the United States military forces are expected to focus on technology-based solutions. Second, the company believes that increased reliance on contractors to supply mission critical services is increasing due to government workforce ceilings.

      The company believes factors driving growth in the federal civilian agency sector include homeland security needs, an ongoing need for systems modernization, and as in the defense sector, government workforce ceilings. These factors have caused, and are expected to continue to cause, federal civilian agencies to turn to contractors on an increasing basis to fill their needs for information technology services.

      In the state and local government sector, state and local jurisdictions are expected to spend $42.3 billion on information technology products and services in 2004 and $44.7 billion in 2005, according to the market research firm Gartner, Inc. DRC has considerable experience in providing information technology expertise in the health and human services areas. The company believes factors driving growth in this sector are infrastructure modernization and expansion, the migration of information and training to the Web, and cost-sharing incentives to facilitate data exchange with federal agencies, which generally have large and burdensome caseloads. These agencies must maintain extensive records, report program data, eliminate errors, and work towards a more responsive management. Yet the information systems of many of these agencies are antiquated and have limited data interfacing and reporting capabilities.

      DRC’s precision manufacturing business represented 2.8% of the company’s revenue in 2003, excluding the Encoder Division, which is reported as a discontinued operation. The precision manufacturing business serves the commercial original equipment manufacturers (“OEM”) market. This market, which continued to decline in 2003, includes manufacturers of computer peripheral devices, telecommunications and medical technology equipment. The precision manufacturing business sells exclusively to commercial customers.

MAJOR CUSTOMERS

      The company’s 2003 revenue, delineated by market sector, was derived 78.3% from the defense sector, 14.4% from federal civilian agencies, 4.5% from state and local governments, and 2.8% from commercial OEMs.

Defense Sector

      United States Air Force customers constituted the largest component of DRC’s defense revenue in 2003, representing 49.9% of total revenue, while U.S. Navy revenue represented 17.5%, U.S. Army revenue represented 7.0% and other agencies represented 3.9%. Key capabilities that DRC offers defense customers include logistics systems, business transformation services, program management services, modeling and simulation, training products and systems, and software development and maintenance. In addition, DRC’s test equipment business develops, maintains and validates hardware and software for complex weapons systems. The work DRC performs for its major customers in this sector is described below.

Air Force Electronic Systems Center

      The mission of the Air Force Electronic Systems Center (“ESC”), headquartered at Hanscom Air Force Base, Bedford, Massachusetts, is to serve as the Center of Excellence for command and control and information systems to support the Air Force warfighter in war and peace. ESC provides full spectrum architectures, weapon systems management and technical cognizance throughout the life cycle of communications, intelligence, surveillance, reconnaissance and information systems.

      DRC evaluates system requirements, provides software development and test services, integrates products into airborne and ground weapons systems, and provides management services supporting ESC systems program offices, including the Combat Air Forces Command and Control, Military Satellite Communications, Joint Surveillance Target Attack Radar, Global Command and Control, Airborne Warning and Control Systems and Defense Information Infrastructure offices.

      DRC is the prime support contractor to the Joint Surveillance Target Attack Radar System (“Joint STARS”) Program Office, which has played a key role in warfare and peacekeeping operations. The surveillance system is designed to detect, classify and track ground targets in all weather conditions on land or at sea within a 155-mile range. DRC supports Joint STARS by providing advisory, engineering, logistics and program management services. Under this program, DRC also supports the Multi-Sensor Command and Control Aircraft System (“MC2A”), a next-generation airborne integrated ground surveillance system that is intended to eventually supercede Joint STARS.

Navy Trident Missile Program

      For more than forty years, the company has provided services to the United States Navy’s Strategic Systems Program Office. DRC builds specialized equipment that tests and validates the accuracy and operability of gyroscopes and other navigational equipment for Trident II submarines and missiles. DRC develops and maintains performance, reliability and logistics databases for the inertial guidance instruments housed in missile guidance systems and submarine inertial guidance systems. The company also provides independent analysis and monitoring of submarine-based inertial guidance systems and electronic modules.

Air Force Depot Operations

      DRC performs logistics analyses and operations for the United States Air Force’s three domestic Air Logistics Centers at Tinker, Robins and Hill Air Force Bases in Midwest City, Oklahoma, Warner Robins, Georgia and Ogden, Utah, respectively. The company provides logistics support, information technology management and analysis, system engineering and technical services on programs such as the B-1B, the B-2, the B-52, the KC-135, and the E-3A aircraft repair, maintenance and upgrade programs. DRC has installed, integrated and is providing operational support for a customized suite of commercial software products to improve productivity at the United States Air Force’s landing gear maintenance, repair and overhaul operations at Hill Air Force Base. The company also provides support to Air Force reengineering and business process improvement initiatives at these Air Logistics Centers.

      In 2003, DRC was one of three companies selected as a prime contractor to support the Naval Air Systems Command (“NAVAIR”) located at Patuxent River, Maryland, on a new joint U.S. Navy-Air Force information technology program. This contract supports the NAVAIR Industrial Operations Competency, all Naval Aviation Depots, the Air Force Materiel Command, Air Force Air Logistics Centers and the Joint DoD Manufacturing Resource Planning (“MRPII”) Program Office. DRC’s role includes the delivery of acquisition management, contract planning, program management, systems engineering and risk management services as well as the performance of advanced concepts and optimization studies. The company believes this opportunity positions DRC to significantly expand its business with the Naval Aviation Depots and Air Force’s Air Logistics Centers by providing a wide range of enterprise and business structure expertise critical to the implementation of Maintenance, Overhaul and Repair (“MRO”) solutions tailored to each of the service’s MRP II programs.

Aeronautical Systems Center, Air Force Materiel Command

      The Aeronautical Systems Center, headquartered at Wright-Patterson Air Force Base in Dayton, Ohio, is responsible for research, development, test, evaluation and initial acquisition of aeronautical systems and related equipment for the Air Force. Its major active programs are the B-2 and B-1B bombers, C-17 airlifter, Unmanned Combat Air Vehicle and F/ A-22 Raptor. There is also continuing work on the F-117A fighter, F-15 Eagle and F-16 Fighting Falcon. Through prime contracts held by the company’s HJ Ford subsidiary, DRC provides technical and subject matter expertise supporting a number of the offices responsible for these programs in carrying out their mission-essential tasks and objectives such as product support, information service, supply management, depot maintenance, science and technology, test and evaluation, information management, installations and support, and combat support.

      In 2002, DRC was awarded prime contracts as the lead integrator providing F/ A-22 and Unmanned Combat Air Vehicle Systems Program Offices acquisition logistics, systems engineering and other program management services. The F/ A-22 Raptor, currently in low rate of initial production, is widely regarded as the most advanced fighter in the world. The Unmanned Combat Aerial Vehicle contract award will support ongoing program management activities related to the migration of the previously unarmed Unmanned Aerial Vehicles to an expanded role as a weapons platform. The task orders covering this work were renewed in 2003.

Army Aviation/ Missile Command

      DRC provides programmatic consulting, engineering and logistics management to the Army Materiel Command and Army program executive officers for acquisition of major weapon systems. DRC engineers analyze and review airframe, avionics, aeromechanics and propulsion issues for Army project managers, provide logistics and fielding support, and prepare electronic technical manuals for rotary and fixed-wing aircraft systems. DRC supports other United States Army activities with acquisition logistics, systems engineering and other related program management services for the United States Army Aviation Center, Tank-Automotive and Armaments Command and Communications-Electronics Command.

Army Training

      In 2003, DRC was selected, as part of the Boeing-SAIC Lead System Integrator (“LSI”) team, under a new seven-year blanket purchase order, to provide training software and documentation to support the U.S. Army’s Future Combat Systems (“FCS”) program. DRC is developing training support packages for this vital transformation program. Services to be provided include analysis of training requirements and design, media selection and production of training support products. The work is performed in Orlando, Florida and Andover, Massachusetts. The company believes that the award of this contract reflects recognition of DRC’s proven instructional system development and track record of developing training support packages.

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

Office of Naval Research

      DRC provides engineering and information technology services to the Office of Naval Research’s Navy Manufacturing Technology Program, known as MANTECH. This is a contract to continue supporting MANTECH, as well as a related program known as Lean Pathways and the Office of the Secretary of Defense’s own MANTECH initiative. MANTECH’s mission is to drive down costs for Navy weapons systems through the development of and transition to advanced manufacturing technology. DRC provides support in the annual strategic planning process, as well as project tracking and benefits analysis. For Lean Pathways, DRC provides a transformation process to eliminate waste and drive enterprise-wide improvements at small and medium-sized suppliers. It supports programs designed to improve value chain performance and weapon systems affordability.

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

Modeling, Simulation and Decision Support Programs

      DRC applies its capabilities in the area of modeling and simulation on many engagements, including projects for the United States Joint Forces Command, the Defense Modeling and Simulation Office, the Naval Aviation Warfare Center and the Chief of Naval Education and Training.

      The United States Joint Forces Command Joint Warfighting Center orchestrates military training exercises in various world theaters. These war games entail major geographic and functional commands, and thousands of troops, as well as the supplies, vehicles and equipment to support them. Such exercises require top-level coordination to maximize effectiveness and avoid schedule and resource conflicts. DRC developed and is now enhancing the Joint Training Information Management System (“JTIMS”), a web-based application that lets authorized personnel collaboratively plan and execute war games. The system is designed to enable combatant commands, joint organizations and defense agencies to align training with assigned missions, and helps ensure missions are consistent with organizational priorities.

      DRC also has developed an analytical tool for the Chief of Naval Education and Training designed to simulate the training pipeline and help the Navy predict demand for various training programs. The system has been designed to help the Navy ascertain the costs and risks of potential changes to training programs before they are made.

      The United States Naval Aviation Warfare Center’s Training Systems Division develops instructional programs for Navy pilots and maintenance personnel. After identifying aviation readiness as an area of concern, the Navy established a program to improve aviator training. DRC has completed the first phase of this program, by analyzing course content and recommending which material is best taught in the classroom, through self-study programs, at simulators or in flight for an initial set of aircraft. The next phase of this program will involve extending the analysis to additional aircraft. DRC engineers and training specialists are also working to deconstruct and categorize flight mission tasks. This information will be used to design flight simulators intended to provide relevant, cost-effective training and accurate performance measures.

Federal Civilian Agency Sector

      The company believes that the United States Government federal civilian agencies present an important growth market for DRC. Growth in spending in this sector is being driven by the threat of domestic terrorism, as well as a high need for modernization. The creation of the Department of Homeland Security (“DHS”), from the consolidation of 22 agencies, has created both opportunities as well as funding delays. During 2003, funding on many DHS programs was delayed due to reorganization issues. Once completed, programs will focus on ensuring the safety and security of the US and its citizens.

      Civilian agencies must also prepare for potential changes in their workforces. According to industry analysts, approximately half of all federal employees engaged in program management are estimated to be eligible for retirement over the next four years. With its core capabilities in the design, development, acquisition, deployment and support of high technology systems, DRC believes it is well positioned to attract new customers in this sector. The company’s major customer engagements in this sector are described below.

Internal Revenue Service

      The Internal Revenue Service (“IRS”) is DRC’s largest customer in the federal civilian agency sector. DRC is a significant contractor to the IRS, having been awarded contracts to date with revenue which could potentially exceed $65 million over the expected contract period of 2000 to 2005. In July 2000, DRC signed a five-year contract with the IRS to provide technical and management services in four task areas: telecommunications, information services, organizational management and operational support. In 2001, DRC was the recipient of a five-year information system contract worth $20 million to $36 million to support the IRS’s Dallas-based Mid-America Development Center. Currently, DRC’s efforts focus on two major projects: the Compliance Research Information System (“CRIS”), a tool that helps IRS statisticians detect deviances that indicate potential tax fraud; and the Integrated Collection System (“ICS”), a tool for more timely, accurate and productive tax collection. DRC is helping convert CRIS to a web-based platform, giving hundreds of IRS statisticians access to the latest version regardless of location or computer configuration. DRC is also assisting with data warehousing, data mining and expanding the system for more users. On the ICS project, DRC is helping the IRS migrate from a legacy system to a Windows NT environment, which will allow agents responsible for apprehending tax evaders to access ICS, Microsoft Office and e-mail from laptops while they are out in the field.

National Emergency Disaster Information Center

      Working under the auspices of the National Guard, DRC built a data repository of best practices in a logical decision tree structure that the first responder can call up on a hand-held device. This program was in response to the National Emergency Disaster Information Center, mandated by Congress in 2002, to provide emergency personnel, those who are often the first to respond to an accident or disaster, with an on-the-spot knowledge bank to help them follow best practices when making rapid life-or-death decisions in emergencies they may not have encountered before. This program is the first step in developing a system for assisting the National Guard in responding most effectively to national disasters, including those involving weapons of mass destruction. The concept includes an information center whose staff will also use the database and support the first responders by anticipating what is needed next, such as alerting nearby hospitals or summoning firefighters from a neighboring county. The company completed its work on this project in January 2004.

United States Customs Service Air and Marine Interdiction Division

      The United States Customs Service National Aviation Center in Oklahoma City, Oklahoma trains pilots and other flight personnel for aerial border surveillance. DRC has assisted agency flight experts to plan standardized training systems and develop courseware. Manuals and other paper curriculum materials were converted to a computer-based system and integrated into an overall instructional framework. DRC now creates electronic training materials for use in classrooms, on stand-alone computers, over the agency’s local area network, and via a secure web site for distance learning.

State and Local Government Sector

      DRC designs, develops, implements, maintains and supports software, networks and systems for state health and human services agencies and local users of these statewide systems. Demand for information technology services in this sector has been weak over the past year due to state budget deficits. As a result, during 2003, DRC’s revenue in this sector declined approximately $2 million from the 2002 level. The company remains profitable in this sector, and believes it is in a position to expand its presence in this market when conditions improve. A description of DRC’s major customer engagements in this sector follows.

State of Colorado

      DRC has worked with and for the State of Colorado since 1997. DRC’s original Colorado effort was to develop an integrated statewide child welfare and youth corrections system, known as the Colorado Trails application (“Trails”). The Trails application streamlines workload management for social workers, youth corrections officers and administrators and includes tools for determining and managing such functions as client eligibility, court appearances, residential facilities, finance, administration and automatic payment generation through the state’s financial processing system. DRC developed and deployed the software along with installing a statewide network of 3,000 computers at 130 sites. DRC continues to support this application with database and host server maintenance and support.

      DRC provides network management and support for the Colorado Department of Human Services network, now expanded by DRC to cover 6,300 state and county workers using various state applications and services. In 2003, DRC converted this network to a web portal design, now providing users with secure and customizable intranet and Internet browser-based access to state legacy, client server and web-based applications and services.

      DRC also is performing as a key subcontracting team member to Electronic Data Systems (“EDS”) for the State of Colorado on the Colorado Benefits Management System (“CBMS”) project to deploy an integrated, statewide eligibility system that replaces six existing legacy systems. DRC’s primary responsibilities on this project include the development and deployment of traditional classroom training, online help and training tools, application implementation and deployment management and support, and ongoing helpdesk services.

      The DRC Colorado Training Team developed the DRC Electronic Performance Support System (“EPSS”) for both the Trails and CBMS applications. EPSS is an online support toolset designed to provide ‘just enough’, ‘just-in-time’ help in use of an application. The DRC EPSS combines traditional classroom training with electronic support tools that facilitate continued user familiarity and support in the use of an application. The Trails EPSS tool won First Place and Best In Show for its online instruction and computer-based training capability in national and international competitions held by the Society of Technical Communications. The DRC Colorado Training Team continues to develop EPSS for both state and commercial customers.

New Hampshire Department of Health and Human Services

      DRC has developed and implemented the New Hampshire statewide child welfare information system. Currently, the company provides support, maintenance and enhancement services related to this system.

DRC’s CAPABILITIES

Systems and Services

      The core capabilities of DRC’s systems and services business are focused on information technology, engineering and technical services, applying subject matter expertise relevant to the missions of the company’s core customers. These include the design, development, operation and maintenance of information technology systems, acquisition and program support, engineering services, complex logistics planning systems and services, defense acquisition management services, modeling, simulation, training systems and services and custom built electronic test equipment and services. These capabilities are described below.

Defense Acquisition Management Services

      DRC’s Defense Program Management Services capabilities include technology, planning and acquisition, system engineering, logistics systems planning, decision support, financial and administrative services.

Engineering Services

      DRC’s engineering services capabilities include engineering analysis applied to electronic, communication, aeronautical, naval and navigation systems, reverse engineering of electronic components, precision component design, maintenance and support of navigation and guidance systems, human factors integration and business process reengineering.

Logistics

      Logistics capabilities DRC offers include logistics analysis and support, supply chain analysis and management, development of decision support systems, and configuration of maintenance, repair and overhaul systems.

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

Modeling and Simulation

      DRC’s modeling and simulation capabilities include simulation of discrete and ongoing events, simulation-based reengineering, logistics and supply chain modeling, object-oriented modeling techniques and simulation support services.

Training Systems and Services

      DRC’s training analysis and delivery capabilities include training task analysis, development of computer-based training programs and training delivery systems and electronic performance support systems.

Precision Manufacturing

      DRC’s Metrigraphics Division’s expertise centers on photolithography, thin film deposition of metals and dielectrics, and electroforming. The company believes that Metrigraphics’ superior ability to design and manufacture components and maintain critical tolerances is an important driver for a wide range of high-technology applications. The company currently applies these technologies in four distinct applications: (1) inkjet printer cartridge nozzle plates and hard drive test devices; (2) medical applications for micro-flex circuits used in angioplasty and for blood testing; (3) electrical test device for application in flexible interposers and 3-D microstructures; and (4) devices used in the manufacture of fiber optic system components requiring precision alignment and 3-D microstructures.

BUSINESS DEVELOPMENT

      The company believes it has a well-established record of winning contract renewals and re-competitions based on the company’s line management knowledge of customer needs and DRC’s incumbent expertise. In 2001 the company increased its level of expenditures and investment in business development activities by approximately 50%, intended to stimulate sustained organic growth.

      The company’s business development group is charged with identifying and winning significant new business opportunities and supporting major competitions related to existing customers and business. The group is centrally managed, with resources aligned to strategic business areas and opportunities. The group also maintains a proposal development and publication capability. The group operates with formal processes that monitor the pipeline of opportunities, align resources to significant opportunities and engage line and executive management.

GOVERNMENT CONTRACTS

      The federal procurement process has changed significantly in recent years. Whereas the traditional method of federal government procurement had been to conduct a lengthy competitive bidding process for each award, today blanket purchase agreements, indefinite delivery and indefinite quantity contracts, the General Services Administration contract and other government-wide acquisition contract vehicles, referred to as GWACS, are the predominant forms of contracting for information technology and technical services. These vehicles have enabled contracting officers to accelerate the pace of awards.

      The company’s government contracts fall into one of three categories: (1) fixed-price, including service-type contracts, (2) time and materials, and (3) cost reimbursable. Under a fixed-price contract, the government pays an agreed upon price for the company’s services or products, and the company bears the risk that increased or unexpected costs may reduce its profits or cause it to incur a loss. Conversely, to the extent the company incurs actual costs below anticipated costs on these contracts, the company could realize greater profits. Under a time and materials contract, the government pays the company a fixed hourly rate intended to cover salary costs and related indirect expenses plus a profit margin. Under a cost reimbursable contract, the government reimburses the company for its allowable direct expenses and allowable and allocable indirect costs and pays a negotiated fee.

      The company’s state contracts are generally either fixed-price, including service-type contracts, or time and materials. In certain instances, funding for these contracts is subject to annual state legislative approval and to termination provisions.

      DRC’s contracts with the United States government and state customers generally are subject to termination at the convenience of the United States Government or the state. However, in the event that a United States Government or state contract is terminated by the respective government, the company would be reimbursed for its allowable costs up to the time of termination and would be paid a proportionate amount of the stipulated profit attributable to the work actually performed. Although United States Government or state contracts may extend for several years, they are generally funded on an annual basis and are subject to reduction or cancellation in the event of changes in United States government or state requirements, appropriations failures or budgetary concerns. If the United States Government or state curtails expenditures for research, development and consulting activities, such curtailment could have a material adverse impact on the company’s revenue and earnings.

BACKLOG

      The company’s funded backlog was $123.9 million at December 31, 2003, $111.1 million at December 31, 2002 and $90.4 million at December 31, 2001. The company expects that substantially all of its backlog at December 31, 2003 will generate revenue during the year ending December 31, 2004. The funded backlog generally is subject to possible termination at the convenience of the contracting counter party. The company has a number of multi-year contracts with agencies of the

United States and state governments for which actual funding generally occurs on an annual basis. A portion of its funded backlog is based on annual purchase contracts and subject to annual governmental approval or appropriations legislation, and the amount of funded backlog as of any date can be affected by the timing of order receipts and deliveries.

COMPETITION

      The company’s systems and services business competes with a large number of public and privately-held firms, which specialize in providing government information technology services.

      The company also competes with the government services divisions of large commercial information technology service firms and with government information technology service divisions of large defense weapons systems producers. The competition varies depending on the customer, geographic market and required capabilities. The United States Government’s in-house capabilities are also, in effect, competitors, because various agencies are able to perform services, which might otherwise be performed by the company. The principal competitive factors for systems and services are past performance, technical competence and price.

      In the precision manufacturing business, the company competes with other manufacturers of electroform vendors and suppliers of precision management discs, scales and reticles. The principal competitive factors affecting the precision manufacturing business are price, product quality and custom engineering to meet customers’ system requirements.

RESEARCH AND DEVELOPMENT

      The company did not incur any research and development costs during 2003. Exclusive of discontinued operations, the company expended $0.2 million, including overhead and indirect costs, on research and development related to web-based capabilities during 2002. Research and development expenditures in 2001 of $0.4 million primarily relate to the development of MedTeams training products.

GOVERNMENT REGULATION

      Compliance with federal, state and local provisions relating to the protection of the environment has not had and is not expected to have a material effect upon the capital expenditures, earnings or competitive position of the company.

      As a defense contractor, the company is subject to many levels of audit and review, including by the Defense Contract Audit Agency, various inspectors general, the Defense Criminal Investigative Service, the General Accounting Office, the Department of Justice and Congressional committees. These audits and reviews could result in the termination of contracts, the imposition of fines or penalties, the withholding of payments due to us or the prohibition from participating in certain United States Government contracts for a specified period of time. Any such action could have a material adverse effect on our business, financial condition, results of operations and cash flows.

      Governmental awards of contracts are subject to regulations and procedures that permit formal bidding procedures and protests by losing bidders. Such protests may result in significant delays in the commencement of expected contracts, the reversal of a previous award or the reopening of the competitive bidding process, which could have a material adverse effect upon the company’s business, financial condition, results of operations and cash flows.

      The United States Government has the right to terminate contracts for convenience. If the Government were to terminate contracts, the company would generally recover costs incurred up to termination, costs required to be incurred in connection with the termination and a portion of the fee earned commensurate with the work performed to termination. However, significant adverse effects on the company’s indirect cost pools may not be recoverable in connection with a termination for convenience. Contracts with state and other governmental entities are subject to the same or similar risks.

EMPLOYEES

      At December 31, 2003, the company had 1,714 employees. The company considers its relationship with its employees to be satisfactory.

PROPRIETARY INFORMATION

      Patents, trademarks and copyrights are not materially important to the company’s business. The United States Government has certain proprietary rights in processes and data developed by the company in its performance of government contracts.

Item 2.	PROPERTIES

      The company leases approximately 285,000 square feet of office and manufacturing space. This space is used for its federal and state government services and manufacturing operations as well as its marketing and engineering offices. The company has 113,000 square feet of manufacturing and office space in three Wilmington, Massachusetts facilities. The company’s Metrigraphics segment utilizes a portion of this space for its activities. The Wilmington leases expire in 2005, with options to renew the leases to the year 2010. The remaining leased facilities consist of offices in 27 locations across the United States. The company owns a 135,000 square foot facility in Andover, Massachusetts, which serves as its corporate headquarters. The company has a mortgage, collateralized by this facility, with an outstanding balance of $8.3 million at December 31, 2003. The remaining facilities, as well as a portion of the corporate headquarters building, are used by the company’s Systems and Services segment. With the exception of approximately 50,000 square feet of leased manufacturing space previously occupied by the divested Encoder Division, the company’s leased space is fully utilized in all material respects. The company believes that its owned and leased properties are adequate for its present needs.

Item 3.	LEGAL PROCEEDINGS

      As a defense contractor, the company is subject to many levels of audit and review from various government agencies, including the Defense Contract Audit Agency, various inspectors general, the Defense Criminal Investigative Service, the General Accounting Office, the Department of Justice and congressional committees. Both related to and unrelated to its defense industry involvement, the company is, from time to time, involved in audits, lawsuits, claims, administrative proceedings and investigations. The company accrues for liabilities associated with these activities when it becomes probable that future expenditures will be made and such expenditures can be reasonably estimated. The company’s evaluation of the likelihood of expenditures related to these matters is subject to change in future periods, depending on then current events and circumstances, which could have material adverse effects on the company’s financial position, results of operations and cash flows.

      As previously disclosed, on October 26, 2000, two former company employees were indicted and charged with, among other violations, wire fraud and a conspiracy scheme to defraud the United States Air Force out of approximately $10 million through kickbacks and overcharging for computer components and services. The former employees collected the kickbacks and overcharges through separate and independent businesses. The company received no money from their scheme. When notified by the government of the employees’ conspiracy, the company fired the two employees and voluntarily cooperated with the government’s investigation. The company was not charged in the criminal case. Both former employees pled guilty and were sentenced to prison. The company believes that the government has recovered a substantial portion of the defrauded funds from the co-conspirators. Notwithstanding the company’s efforts to settle any claims against the company arising from the employees’ scheme, on October 9, 2003 the United States Attorney filed a civil complaint against the company in the United States District Court for the District of Massachusetts based in substantial part upon the actions and omissions of the former employees which gave rise to the criminal cases against them. In the civil action, the United States Attorney is asserting on behalf of the government claims against the company based upon the False Claims Act and the Anti-Kickback Act, in addition to certain common law and equitable claims. The United States Attorney seeks to recover up to three times its actual damages and penalties under the False Claims Act and double damages and penalties under the Anti-Kickback Act and to recover costs and interest. The company disputes the claims, believes it has substantive defenses, and intends to vigorously defend itself. However, the outcome of such litigation, if unfavorable, could have a material adverse effect on the company’s financial position, results of operations and cash flows. The company has filed a third party complaint, including an affirmative multiple damage claim for unfair and deceptive practices, as part of the United States Attorney’s civil action, against Storage Engine, Inc. (“Storage Engine”), formerly known as ECCS, Inc., and its president and director. The complaint alleges that Storage Engine directly benefited from the kickback scheme alleged by the United States Attorney. Storage Engine, a supplier of computer components for the Air Force, made payments to the company’s two former employees through separate and independent businesses. Storage Engine and its president deny the allegations.

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

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the quarter ended December 31, 2003, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

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

Name and Position	Age

James P. Regan	63
Chairman and Chief Executive Officer
William C. Hoover	54
President and Chief Operating Officer
Richard A. Covel	57
Vice President, General Counsel and Clerk
David Keleher	54
Vice President and Chief Financial Officer
John L. Wilkinson	64
Vice President and General Manager, Human Resources

      Mr. Regan joined the company in 1999 as President, Chief Executive Officer and Director. He was elected Chairman in April 2001. Prior to that, he was President and Chief Executive Officer of CVSI, Inc. from 1997 to October 1999 and served as Senior Vice President of Litton PRC from 1992 to 1996.

      Mr. Hoover joined the company in April 2003 as President and Chief Operating Officer. Prior to joining DRC, Mr. Hoover was President and Chief Executive Officer of Aquiline Partners, Inc. from October 2001 to April 2003. Prior to that, he served as President of FutureNext, Senior Vice President at Oracle Services Industries, President of WCH Enterprises, Executive Vice President at BDM International and President and Chief Operating Officer of PRC, Inc.

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

      Mr. Wilkinson has served in his position since 1981.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The company’s common stock is traded on the Nasdaq National Market under the symbol “DRCO”. The following table sets forth, for the periods indicated, the high and low sale prices per share of the company’s common stock, as reported by the Nasdaq National Market. These market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low

Fiscal year ended December 31, 2003
First quarter	$14.90	$9.70
Second quarter	$16.16	$9.33
Third quarter	$19.21	$15.20
Fourth quarter	$19.50	$15.22

Fiscal year ended December 31, 2002
First quarter	$25.26	$15.81
Second quarter	$25.30	$19.30
Third quarter	$24.48	$13.89
Fourth quarter	$15.85	$9.13

Number of Holders

      As of March 9, 2004, there were 691 holders of record of the company’s common stock.

Dividend Policy

      In September 1984, the company’s Board of Directors voted not to declare cash dividends to preserve cash for the future growth and development of the company. The company did not declare any cash dividends between 1984 and 2003 and does not intend to in the near future. In addition, the company’s financing arrangements restrict the company’s ability to pay dividends, as described in Liquidity and Capital Resources in Part II, Item 7 of this Annual Report on Form 10-K and in Note 7, “Financing Arrangements”, of the company’s Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Item 6.	SELECTED FINANCIAL DATA

      The selected condensed consolidated financial data set forth below is derived from the audited consolidated financial statements of the company for the years ended December 31, 2003, 2002, 2001 and 2000, and as of December 31, 2003, 2002 and 2001, and the unaudited restated consolidated financial statements of the company for the year ended December 31, 1999 and as of December 31, 2000 and 1999. On December 20, 2002 and May 31, 2002, the company acquired Andrulis Corporation and HJ Ford Associates, Inc., respectively. The results of these acquired entities are included in the company’s historical results for the periods subsequent to their respective acquisitions. On October 18, 2002, the company announced that it was actively pursuing the divestiture of its Encoder Division (previously reported as a segment). For all periods, presented, the results of the Encoder Division have been accounted for within discontinued operations as a result of the decision to exit the business in 2002. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included as Part II, Item 7 of this Annual Report on Form 10-K, and the consolidated financial statements and note thereto of the company included in Part II Item 8 of this Annual Report on Form 10-K. The historical results provided below are not necessarily indicative of future results.

	Year ended December 31,

	2003	2002	2001	2000	1999

(in thousands, except share and per share data)					(unaudited)
Revenue	$244,808	$192,610	$190,264	$182,527	$178,407
Operating income (loss)	$15,389	$12,647	$13,010	$6,584	$(10,593)
Income (loss) from continuing operations	$8,655	$7,357	$7,102	$2,808	$(8,376)
Income (loss) from discontinued operations	(1,635)	(1,124)	(619)	1,545	(512)
Gain (loss) on disposal of discontinued operations	(348)	—	62	206	1,362

Net income (loss)	$6,672	$6,233	$6,545	$4,559	$(7,526)

Earnings (loss) per share — basic
Income (loss) from continuing operations	$1.05	$0.92	$0.92	$0.37	$(1.14)
Income (loss) from discontinued operations	(0.20)	(0.14)	(0.08)	0.20	(0.07)
Gain (loss) on disposal of discontinued operations	(0.04)	—	0.01	0.03	0.19

Net earnings (loss) per share — basic	$0.81	$0.78	$0.85	$0.60	$(1.02)

Earnings (loss) per share — diluted
Income (loss) from continuing operations	$0.98	$0.83	$0.88	$0.36	$(1.14)
Income (loss) from discontinued operations	(0.18)	(0.13)	(0.08)	0.20	(0.07)
Gain (loss) on disposal of discontinued operations	(0.04)	—	0.01	0.03	0.19

Net earnings (loss) per share — diluted	$0.76	$0.70	$0.81	$0.59	$(1.02)

Net cash provided by operating activities — continuing operations	$13,186	$9,915	$23,554	$3,765	$12,706
Research and development expense	$—	$175	$367	$—	$1,273
Capital expenditures	$8,163	$3,347	$3,595	$2,917	$2,440
Depreciation	$3,007	$3,192	$2,989	$3,155	$5,442

	As of December 31,

	2003	2002	2001	2000	1999

				(unaudited)	(unaudited)
Total assets	$121,070	$111,676	$80,821	$78,175	$74,464
Current portion of long-term debt, notes payable and revolving credit facilities	$9,000	$15,144	$500	$6,284	$19,700
Long-term debt (less current portion)	$7,750	$8,250	$8,750	$9,250	$—
Stockholders’ equity	$48,651	$39,809	$37,138	$29,289	$23,805
Return on invested capital	14.0%	14.4%	17.7%	8.6%	(12.9)%
Stockholders’ equity per share	$5.76	$4.88	$4.68	$3.85	$3.23
Return on stockholders’ equity	20.3%	18.6%	23.5%	14.7%	(24.4)%
Backlog (unaudited)	$123,895	$111,070	$90,382	$88,000	$81,717
Number of shares outstanding	8,443,082	8,164,180	7,940,610	7,601,519	7,363,324

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

      Certain statements in this Annual Report on Form 10-K constitute “forward-looking statements” which involve known risks, uncertainties and other factors which may cause the actual results, performance or achievements of Dynamics Research Corporation (“DRC” or the “company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include the “Factors That May Affect Future Results” set forth in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Precautionary statements made herein should be read as being applicable to all related forward-looking statements whenever they appear in this report.

OVERVIEW

      DRC, founded in 1955 and headquartered in Andover, Massachusetts, provides information technology, engineering and other services focused on defense, public safety and citizen services for federal, state and local governments. DRC’s core capabilities are focused on information technology, engineering and technical subject matter expertise that pertain to the knowledge domains relevant to the company’s core customers.

      The company has two reportable business segments: Systems and Services, and Metrigraphics. The Systems and Services segment provides technical and information technology services to government customers. These services include logistics information systems; business transformation; design, development, operation and maintenance of information technology systems; engineering services; defense acquisition management services; modeling and simulation; decision support; training systems and services; automated case management; and custom-built electronic test equipment and services. Revenues for this segment are reported in the caption “Contract revenue” in the company’s Consolidated Statements of Operations. The Metrigraphics segment develops and builds components for original equipment manufacturers (“OEM”) in the computer peripheral device, medical electronics, telecommunications and other industries, with the focus on the custom design and manufacture of miniature electronic parts that meet high precision requirements through the use of electroforming, thin film deposition and photolithography technologies. Revenues for this segment are reported in the caption “Product sales” in the company’s Consolidated Statements of Operations.

      The company’s business growth strategy is focused on developing relationships with customers in defense, public safety and state citizen services markets whose missions are focused on one or more of these six strategic business areas: C4ISR (Command, control, communications, computing, intelligence, surveillance and reconnaissance), logistics, readiness, military space, citizen security and citizen services. The strategy leverages seven solution sets where DRC believes it has strong competencies and a record of meeting its customers’ most difficult challenges. These repeatable, proven, cost effective solutions are acquisitions management services; training systems and services; business transformation; automated case management; network engineering services; and logistics and decision support information systems.

      DRC has a balanced organic and acquisition growth strategy aimed at gaining market segment leadership and penetrating new market segments, with specific focus on sustained organic growth. This strategy is intended to achieve four key objectives: to increase shareholder value; to grow sales in selected markets; to achieve operational excellence; and to become an employer of choice.

ACQUISITIONS

      On December 20, 2002, the company completed the acquisition of all of the outstanding shares of capital stock of Andrulis Corporation (“ANDRULIS”), and on May 31, 2002, the company completed the acquisition of all of the outstanding voting common stock of HJ Ford Associates, Inc. (“HJ Ford”). The results of these acquired entities are included in the company’s Consolidated Statements of Operations, Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) and Consolidated Statements of Cash Flows for the periods subsequent to their respective acquisitions.

      As part of the HJ Ford purchase, the company acquired a 40% interest in a small disadvantaged business, as defined by the United States government. This business is accounted for using the equity method. The ownership interest is reported as a component of “Other noncurrent assets” in the company’s Consolidated Balance Sheets.

DISCONTINUED OPERATIONS

      On October 18, 2002, the company announced that it was actively pursuing the divestiture of the Encoder Division, a manufactured products business previously reported as a business segment. Effective in the fourth quarter of 2002, the company’s consolidated financial statements and notes thereto were restated to reflect the discontinuation of the Encoder Division for all periods presented. On May 2, 2003, the company completed the sale of its Encoder Division assets to GSI Lumonics Inc. (“GSI”) in Billerica, Massachusetts.

      Unless otherwise indicated, all financial information contained in this Annual Report on Form 10-K refers to continuing operations.

CRITICAL ACCOUNTING POLICIES

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

      The company believes the following critical accounting policies affect the more significant judgments made and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

      The company’s systems and services business provides its services under time and materials, cost reimbursable and fixed-price contracts, including service-type contracts.

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

Business Combinations

      During 2002, the company acquired two companies, ANDRULIS and HJ Ford. The company has determined and recorded the fair values of assets acquired and liabilities assumed as of the dates of acquisition. The company utilized an independent valuation specialist to determine the fair values of identifiable intangible assets acquired in order to allocate a portion of the purchase price to these assets. The results of operations of these acquired entities are included in the company’s consolidated financial statements from the dates of their respective acquisitions.

Deferred Taxes

      The company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. The company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event it is determined that the company would be able to realize its deferred tax assets in excess of their net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the company determine it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Pensions

      Accounting and reporting for the company’s pension plans require the use of assumptions, including but not limited to, discount rate, rate of compensation increases and expected return on assets. If these assumptions differ materially from actual results, the company’s obligations under the pension plan could also differ materially, potentially requiring the company to record an additional pension liability. An actuarial valuation is performed each year. The results of this actuarial valuation are reflected in the accounting for the pension plan upon determination.

RESULTS OF OPERATIONS

      Operating results expressed as a percentage of total revenues for the years ended December 31, 2003, 2002 and 2001 are as follows:

	Year ended December 31,

	2003	2002	2001

Contract revenue	97.2%	96.0%	94.3%
Product sales	2.8%	4.0%	5.7%

Total revenue	100.0%	100.0%	100.0%

Gross margin on contract revenue(1)	16.1%	15.4%	13.4%
Gross margin on product sales(1)	26.4%	31.2%	46.7%
Total gross margin(1)	16.4%	16.1%	15.3%

Selling, general and administrative expenses	9.4%	9.3%	8.5%
Amortization of intangible assets	0.7%	0.2%	—

Operating income	6.3%	6.6%	6.8%
Interest expense, net	(0.3)%	(0.2)%	(0.4)%
Other income (expense), net	0.1%	—	(0.1)%

Income from continuing operations before provision for income taxes	6.1%	6.4%	6.3%

(1)	These amounts represent a percentage of contract revenues, product sales and total revenues, respectively.

Revenue

      The company reported revenues from continuing operations of $244.8 million, $192.6 million and $190.3 million in 2003, 2002 and 2001, respectively. These revenues represent an increase from the respective prior year of 27.1% in 2003 and 1.2% in 2002.

Contract revenue

      Contract revenues in the company’s Systems and Services segment were $237.9 million in 2003, $185.0 million in 2002 and $179.4 million in 2001, representing increases from the respective prior years of 28.6% and 3.1% in 2003 and 2002. The increase in the current year was primarily attributable to the company’s acquisitions. Through its acquisitions of ANDRULIS and HJ Ford, the company acquired federal government annual revenue bases of approximately $36 million and $28 million, respectively. In 2003, revenues grew on an organic basis by approximately 2.1%. Reductions in subcontractor pass-through revenue with the Air Force Electronic Systems Center and in Navy Strategic Systems guidance work reduced 2003 revenues in the aggregate by an estimated $9 million, or 3.8%.

      Defense revenues in 2003, 2002 and 2001 were $191.7 million, $154.2 million and $147.6 million, respectively. The $37.5 million increase in 2003 from 2002 was primarily attributable to the company’s acquisitions, coupled with organic growth of the company’s core business. The 2003 increase was net of the $9 million reduction in subcontractor pass-through revenues and Navy Strategic Systems guidance work discussed above. Revenues in 2002 increased $6.6 million from 2001, reflecting the effects of additional acquisition-related revenue of approximately $18 million; a reduction in low margin subcontract revenue with the Electronic Systems Center Combat Air Force program of approximately $10 million, spread over the last three quarters of the year, and estimated at $13 million on an annualized basis; and a reduction of $2.6 million over the second half of the year in work on the United States Navy’s guidance system for Strategic Systems, estimated at $5 million on an annualized basis.

      Revenues from federal civilian agencies were $35.2 million, $17.8 million and $11.7 million in 2003, 2002 and 2001, respectively. These revenues virtually doubled in 2003, compared to the prior year, primarily as a result of the acquisition of ANDRULIS. Revenues in this sector increased $6.1 million, or 51.9%, in 2002 compared to 2001, primarily from services performed under a contract with the Internal Revenue Service. The company’s contract with the Bureau of Citizenship and Immigration Services ended in January 2004. Re-competition of the contract for these services has been indefinitely delayed.

      State and local government revenues were $11.0 million in 2003, $12.9 million in 2002 and $20.1 million in 2001. Significant state spending cutbacks in response to state budget deficits have been the primary cause of reduced state and local revenues in 2003. In recent months, the company has seen an increase in requests by states to submit proposals for services. The decrease in revenues in this sector in 2002 from 2001 was primarily the result of the expected completion of work for the Colorado Department of Human Services and cutbacks in infrastructure support staff for the State of Ohio in the first half of 2002.

      Revenues by contract type, as a percentage of Systems and Services segment revenues, were as follows:

	Year ended December 31,

	2003	2002	2001

Time and materials	64%	58%	52%
Cost reimbursable	23%	31%	31%
Fixed price, including service-type contracts	13%	11%	17%

	100%	100%	100%

Product sales

      Product sales for the Metrigraphics segment decreased in both 2003 and 2002 from the respective prior year. These decreases are the result of continuing weak economic conditions and customer product life cycle shifts. The company remains concerned that these economic conditions could continue to exert pressure on this segment’s revenues and margins.

Funded backlog

      The company’s funded backlog, excluding discontinued operations, was $123.9 million, $111.1 million and $90.4 million at December 31, 2003, 2002 and 2001, respectively. In 2003, the acquisitions of ANDRULIS and HJ Ford contributed significantly to the increase in backlog, coupled with organic growth of the company’s core business. In 2002, the company’s business acquisitions fully accounted for the increase in backlog. The funded backlog generally is subject to possible termination at the convenience of the contracting counter party. A portion of the company’s backlog is based on annual purchase contracts and subject to annual governmental approvals or appropriations legislation. The amount of backlog as of any date may be affected by the timing of order receipts and associated deliveries. Backlog does not necessarily equate to future revenues.

Gross profit and margin

      The company’s gross profit was $40.0 million, $30.9 million and $29.1 million for 2003, 2002 and 2001, respectively, representing 16.4% of revenue in 2003, 16.1% of and 2002, and 15.3% of total revenue in 2001.

      Gross profits on contract revenues were $38.2 million, $28.6 million and $24.0 million for 2003, 2002 and 2001, respectively, representing 16.1%, 15.4% and 13.4% of contract revenues. The improved performance in 2003 was attributable to efficiencies realized from the integration of the recent acquisitions into the company’s operations, contract mix and lower overhead costs as a percentage of revenues. The increase in both the contract revenue gross profit and margin in 2002, compared to 2001, was partly due to improved contract mix and included the effect of the completion of the Colorado contract.

      In 1997, the company entered into a fixed-price software development contract with the Colorado Department of Human Services. During the period of performance, this contract incurred cost overruns, and management anticipated additional overruns that were appropriately provided for in the company’s results of operations. The company provided $3.9 million in 2001 for current and anticipated losses. Implementation of the project was completed on April 12, 2002. The maintenance period expired in the fourth quarter of 2002 and the warranty period expired in the second quarter of 2003. At the completion of the project in 2002, the company reduced contract reserves by $0.6 million, as the actual costs were less than previously estimated.

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

      In 2003, 2002 and 2001, gross margins on Metrigraphics segment sales were $1.8 million, $2.4 million and $5.1 million, respectively, representing 26.4%, 31.2% and 46.7%, respectively, of product sales. The continued decline in product sales gross margin is due to decreased product sales resulting from continued weak economic conditions and customer product life cycle shifts, partially offset by cost reductions.

Selling, general and administrative expenses

      Selling, general and administrative costs increased to $22.9 million in 2003, compared to $17.9 million in 2002 and $16.0 million in 2001. The overall increase from year to year is in part attributable to the absorption of general and administrative expenses of the company’s 2002 acquisitions, as the company’s 2003 results include a full year of expenses for these entities. Higher employee benefit costs also contributed to the increase in selling, general and administrative costs in 2003. The company’s 2002 results reflect the absorption of HJ Ford’s general and administrative expenses for the period subsequent to its acquisition. The acquisition of ANDRULIS was not consummated until December 20, 2002; accordingly, the expenses absorbed by the company for this entity in 2002 were immaterial. During 2002, the company continued with its 2001 initiative to expand its marketing resources. The 2002 results also include $0.7 million of additional legal expenses incurred in the fourth quarter of 2002, primarily related to the production of documents in response to a subpoena by the Department of Justice on October 15, 2002. The company’s legal expenses related to this matter were $0.7 million in 2003.

      The company reports its research and development expenses as a component of Selling, general and administrative costs in its Consolidated Statements of Operations. The company did not incur any research and development costs during 2003. Exclusive of discontinued operations, the company expended $0.2 million, including overhead and indirect costs, on research and development related to web-based capabilities during 2002. Research and development expenditures of $0.4 million in 2001 primarily relate to the development of MedTeams training products.

      In response to lower than expected demand in certain sectors of the company’s business, as well as the need to maintain a competitive cost structure, the company incurred involuntary separation costs for 85 employees, excluding discontinued operations, in 2002. All operating groups and functions of the company were affected. Costs associated with these terminations totaled $0.8 million and are included in reported operating results for 2002, with $0.6 million charged to Cost of contract revenue and $0.2 million charged to Selling, general and administrative expenses. The remaining accrual of $0.2 million at December 31, 2002 was paid in the first half of 2003.

Amortization of intangible assets

      Amortization expense of $1.7 million and $0.4 million in 2003 and 2002, respectively, reflects the amortization of identifiable intangible assets associated with the 2002 HJ Ford and ANDRULIS acquisitions. The company did not record any amortization expense for identifiable intangible assets in 2001.

      The company is required to perform an annual impairment test of its goodwill under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Impairment exists when the carrying value of goodwill is not recoverable and its carrying amount exceeds its fair value. As a result of the annual impairment test performed as of December 31, 2003, the company determined that the carrying amount of goodwill did not exceed its fair value and, accordingly, did not record a charge for impairment. However, there can be no assurance that goodwill will not be impaired in subsequent periods.

Operating income

      Operating income for the Systems and Services segment was $14.8 million, or 6.2% of contract revenue, in 2003, compared to $11.5 million, or 6.2% of contract revenue, in 2002, and $9.5 million, or 5.3% of contract revenue, in 2001.

      Operating income for the Metrigraphics segment was $0.6 million, or 9.2% of product revenue, in 2003, compared to $1.1 million, or 14.9% of product revenue, in 2002 and $3.5 million, or 32.4% of product revenue, in 2001.

      The company’s operating income was $15.4 million, or 6.3% of revenue, $12.6 million, or 6.6% of revenue, and $13.0 million, or 6.8% of revenue, in 2003, 2002 and 2001, respectively. The decrease in operating margin in the current year is primarily attributable to higher selling, general and administrative expenses, coupled with amortization expense for the company’s acquired intangible assets.

Interest income and expense

      Interest expense of $0.9 million, $0.6 million and $1.0 million in 2003, 2002 and 2001, respectively, was partially offset by interest income of $27,000 in 2003 and $0.2 million in both 2002 and 2001. The decrease in interest income in both 2003 and 2002, compared to the respective prior years, is attributable to lower average investment interest rates, while the increase in interest expense in both years is attributable to the company’s debt levels, in particular, the outstanding balances on the company’s revolving credit facility throughout 2003 and 2002.

Other income and expense

      The company reported $0.5 million of net other income in 2003, of which $0.2 million is attributable to gains on the company’s deferred compensation plan investments. The company reported other income of $0.1 million in 2002. On June 1, 2001, the company completed the sale of its Tactical Communications Group (“TCG”) and the transfer of related employees and assets. TCG developed and sold communications software for defense applications. For the first six months of 2001, TCG recorded revenues of approximately $0.8 million and a loss of $0.5 million. The sale resulted in a net loss of $0.2 million, reported as Other expense in the company’s Consolidated Statement of Operations for the year ended December 31, 2001. Proceeds from the transaction were $0.1 million in cash.

Income taxes

      Income tax expense was recorded at rates of 42.3%, 40.2% and 40.7% of income from continuing operations before taxes in 2003, 2002 and 2001, respectively. The increase in 2003 is due to amortization of acquired intangible assets that is not deductible for income tax purposes. These rates reflect the statutory federal rate of 34%, combined with an average state income tax rate, net of federal income tax benefit.

Discontinued operations

      On May 2, 2003, the company completed the sale of its Encoder Division assets and certain liabilities to GSI for $3.3 million in cash, subject to post-closing adjustments related to a valuation of the net assets of the Encoder Division and assumption by GSI of certain of DRC’s liabilities with respect to the assets acquired.

      The company recognized a loss of $0.6 million before taxes, or a loss of $0.3 million, net of $0.3 million of income tax benefit, on the disposal of discontinued operations in 2003. This loss is attributable to a $1.3 million pre-tax loss related to the sale of the Encoder division, net of $0.7 million received as the final royalty payment associated with the 1999 sale of its discontinued Telecommunications Fraud Control business (the “Fraud Control business”). The company recognizes this royalty income on a cash basis. In connection with the sale of the Encoder Division, the company recorded charges of $0.2 million and $1.1 million before taxes as a loss on the disposal of discontinued operations in the fourth and first quarters of 2003, respectively. The fourth quarter charges represent additional facility costs related to the sale. The components of the first quarter charges were $0.3 million of professional fees and $0.8 million of exit costs, comprised of $0.5 million for severance costs for approximately 45 Encoder Division employees and $0.3 million for future lease costs, net of contractual sublease income from GSI for the Encoder facility.

      The company reported a gain of $0.1 million, net of taxes, on the disposal of discontinued operations in 2001. This amount is attributable to royalty income associated with the Fraud Control business.

      The company’s loss from discontinued operations, net of taxes, was $1.6 million, or $0.18 per diluted share, in 2003. This amount includes four months of operating loss from the Encoder division, as well as costs incurred subsequent to the transaction related to certain liabilities that GSI did not assume, including $1.5 million of accrued lease costs, net of estimated sublease income for the Encoder facility.

      The company’s loss from discontinued operations was $1.1 million, or $0.13 per diluted share, in 2002 and $0.6 million, or $0.08 per diluted share, in 2001. Due to the company’s decision on October 18, 2002, to divest the Encoder Division, it became necessary to restate the company’s results in order to reflect the Encoder Division as a discontinued operation. Because Arthur Andersen LLP was no longer able to provide current assurance as to the validity of its previously issued opinions on the company’s financial statements for the fiscal years prior to 2002, it became necessary to engage KPMG LLP, who served as the company’s independent auditors through November 2003, to re-audit results for the years ended December 31, 2001 and 2000 in order to obtain a current independent auditor opinion for those years. The 2002 loss from discontinued operations includes $0.4 million in fees to re-audit the 2001 and 2000 results.

Shares used in computing earnings (loss) per share

      Changes in the company’s stock price and an increased level of options granted have resulted in a greater number of employee stock options counted as outstanding common equivalent shares and included in the dilutive effect of options for the purpose of computing diluted earnings per share. Weighted average common shares outstanding and common equivalent shares increased from 8.1 million at December 31, 2001, to 8.8 million and 8.9 million at December 31, 2003 and 2002, respectively. The slight decrease in 2003 from 2002 is primarily attributable to lower stock prices in the current year.

LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 2003 and 2002, the company had cash and cash equivalents aggregating $2.7 million and $1.1 million, respectively. The increase in cash and cash equivalents is primarily the result of $11.8 million of net cash provided by operating activities, including $1.4 million used in discontinued operations, and $2.9 million of net cash proceeds from the sale of the company’s discontinued Encoder Division. These amounts were partially offset by $8.8 million and $4.2 million of net cash used in continuing operations investing and financing activities, respectively.

      Cash provided by operating activities was $11.8 million, and is primarily attributable to $8.7 million of income from continuing operations, depreciation and amortization expenses aggregating $4.7 million, a $1.6 million decrease in accounts receivable and $3.8 million and $1.0 million of increased payroll and employee benefit accruals, and accounts payable, respectively. These amounts were partially offset by a $7.6 million increase in unbilled expenditures and fees on contracts in process and a $1.3 million decrease in other accrued expenses, coupled with $1.4 million of net cash used in discontinued operations.

      At December 31, 2003, unbilled expenditures and fees on contracts in process included subcontractor costs for the month of December, for which invoices had not been received and for which revenues were not recognized, estimated at $2.4 million. Related liabilities have been recorded as accounts payable.

      Receivables days sales outstanding (“DSO”) was 89 at December 31, 2003, excluding the aforementioned subcontractor cost accrual, an increase of one day from the end of 2002, and an increase of five days from the end of the third quarter of 2003, principally due to the company’s focus on its PeopleSoft system implementation. In the first quarter of 2004, also due to the PeopleSoft system start-up, the company expects DSO to be between 110 and 120 days, followed by a decline into the low-80’s by the end of 2004. Management believes the increase in accounts receivable is a function of temporary resource allocation and system start-up, and has no indication of collectibility concerns.

      Cash used in investing activities for continuing operations was $8.8 million, primarily attributable to $8.2 million of capital expenditures, including approximately $5 million related to the implementation of the company’s enterprise business system and approximately $2 million for facility renovation costs for its corporate headquarters in Andover, Massachusetts.

      Selective acquisitions are an important component of the company’s growth strategy. The company may acquire, from time to time, firms or properties that are aligned with the company’s core capabilities and which complement the company’s customer base.

      Cash used in financing activities for continuing operations is comprised of $6.1 million of net payments under the company’s revolving credit agreement and notes payable and $0.5 million of principal payments on the mortgage of the company’s corporate headquarters facility. These amounts were partially offset by cash proceeds aggregating $2.4 million from the exercise of stock options and the issuance of shares under the employee stock purchase plan.

      At December 31, 2002, the company had $12.4 million in notes payable associated with the purchase of ANDRULIS. The notes had an interest rate of 4.0% and a maturity date of January 2, 2003. In January 2003, the notes were paid in full with proceeds from the company’s revolving credit agreement.

      On December 26, 2002, the company entered into an installment payment agreement in connection with the purchase of its enterprise business system software. The company made the first payment on January 26, 2003, with the second and last payment due and paid on January 26, 2004. The company recorded the liability using an imputed interest rate of 3.38%, which was its effective borrowing rate at December 31, 2002. The obligation is reflected in the table below as a purchase commitment.

      Effective June 28, 2002, the company obtained a $50.0 million revolving credit agreement (the “Revolver”), replacing the previous revolving credit facility. The Revolver has a three-year term and is available to the company for general corporate purposes, including strategic acquisitions. The fee on the unused portion of the Revolver ranges from 0.25% to

0.50%, depending on the company’s most recently reported leverage ratio, and is payable quarterly in arrears. The company has the option to elect a fixed 30, 60 or 90-day term, an interest rate of LIBOR plus 2.0% to 3.0%, depending on the company’s most recently reported leverage ratio, or the prime rate on any outstanding balance. Interest on the outstanding balance of the Revolver is payable monthly under the prime rate option or at the end of the elected term for the LIBOR rate option. At December 31, 2003, the outstanding balance under the Revolver was $8.5 million. At December 31, 2003, the interest rate on $7.5 million of this outstanding amount was 3.17% under a 60-day LIBOR option elected on December 15, 2003. The interest rate on the remaining $1.0 million of the outstanding balance was 3.16% on December 31, 2003, under a 30-day LIBOR option elected on December 15, 2003.

      The company has a 10-year mortgage loan (the “Mortgage”), dated June 12, 2000, as amended and restated on June 28, 2002, on the corporate office facility in Andover, Massachusetts. The outstanding balance of the mortgage was $8.3 million at December 31, 2003. The agreement requires quarterly principal payments of $125,000, with a final payment of $5.0 million in May 2010. The interest rate on the outstanding Mortgage balance at December 31, 2003 was 3.15% under the 90-day LIBOR option, elected on October 14, 2003.

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

      On December 23, 2003, the Revolver was amended to increase the capital expenditure limits in 2003 and 2004 to $9.0 million and $7.0 million, respectively, to allow for adjustments to the scheduled renovations of the company’s Andover, Massachusetts corporate office facility and the company’s investment in its new enterprise business system. On March 26, 2003, the Revolver was amended to base the covenant on total net worth and to exclude any adjustments to accumulated other comprehensive loss from the covenant calculation. Management believes the company was in compliance with all loan covenants on December 31, 2003.

      The company’s results of operations, cash flows and financial condition are subject to certain trends, events and uncertainties, including demands for capital to support growth, economic conditions, government payment practices and contractual matters. The company’s capital expenditures, excluding business acquisitions, are expected to be in the range of $6 million to $7 million in 2004, primarily for facilities infrastructure consolidation and improvements.

      The company’s need for, cost of and access to funds are dependent on future operating results, the company’s growth and acquisition activity, as well as conditions external to the company. In 2002, the company increased the capacity of its revolving credit facility from $20.0 million to $50.0 million to facilitate the company’s acquisition strategy. The company will continue to consider acquisition opportunities that align with its strategic objectives, along with the possibility of utilizing the revolving credit facility as a source of financing.

      Based upon its present business plan and operating performance, the company believes that cash provided by operating activities, combined with amounts available for borrowing under the Revolver, will be adequate to fund the capital requirements of its existing operations during 2004 and for the foreseeable future and that it will be able to obtain replacement financing on competitive terms when the terms of the Revolver expire on June 27, 2005. However, the development of adverse economic or business conditions could significantly affect the need for and availability of capital resources.

Commitments and Contingencies

      The company’s contractual obligations as of December 31, 2003 consist of the following (in thousands):

	Payments due by period

	Less than	Two to	Four to
	one year	three years	five years	Thereafter	Total

Revolver	$8,500	$—	$—	$—	$8,500
Long-term debt	500	1,000	1,000	5,750	8,250
Operating leases	4,771	5,549	3,293	3,288	16,901
Purchase commitments	554	—	—	—	554

Total contractual obligations	$14,325	$6,549	$4,293	$9,038	$34,205

      As part of the HJ Ford purchase, the company acquired a 40% ownership interest in a small disadvantaged business, as defined by the United States Government. This business is accounted for using the equity method. The company has continuing business relationships with this business and has provided it with a line of credit guarantee in the amount of $0.2 million. The company’s guarantee is indemnified by the other shareholders of this business. At December 31, 2003, there was an outstanding balance of $0.1 million under this line of credit.

      The company has change of control agreements with certain of its employees that provide them with benefits should their employment with the company be terminated other than for cause or their disability or death, or if they resign for good reason within a certain period of time from the date of any change of control of the company.

      As a defense contractor, the company is subject to many levels of audit and review from various government agencies, including the Defense Contract Audit Agency, various inspectors general, the Defense Criminal Investigative Service, the General Accounting Office, the Department of Justice and congressional committees. Both related to and unrelated to its defense industry involvement, the company is, from time to time, involved in audits, lawsuits, claims, administrative proceedings and investigations. The company accrues for liabilities associated with these activities when it becomes probable that future expenditures will be made and such expenditures can be reasonably estimated. The company’s evaluation of the likelihood of expenditures related to these matters is subject to change in future periods, depending on then current events and circumstances, which could have material adverse effects on the company’s business, financial position, results of operations and cash flows.

      As previously disclosed, on October 26, 2000, two former company employees were indicted and charged with, among other violations, wire fraud and a conspiracy scheme to defraud the United States Air Force out of approximately $10 million through kickbacks and overcharging for computer components and services. The former employees collected the kickbacks and overcharges through separate and independent businesses. The company received no money from their scheme. When notified by the government of the employees’ conspiracy, the company fired the two employees and voluntarily cooperated with the government’s investigation. The company was not charged in the criminal case. Both former employees pled guilty and were sentenced to prison. The company believes that the government has recovered a substantial portion of the defrauded funds from the co-conspirators. Notwithstanding the company’s efforts to settle any claims against the company arising from the employees’ scheme, on October 9, 2003 the United States Attorney filed a civil complaint against the company in the United States District Court for the District of Massachusetts based in substantial part upon the actions and omissions of the former employees which gave rise to the criminal cases against them. In the civil action, the United States Attorney is asserting on behalf of the government claims against the company based upon the False Claims Act and the Anti-Kickback Act, in addition to certain common law and equitable claims. The United States Attorney seeks to recover up to three times its actual damages and penalties under the False Claims Act and double damages and penalties under the Anti-Kickback Act and to recover costs and interest. The company disputes the claims, believes it has substantive defenses, and intends to vigorously defend itself. However, the outcome of such litigation, if unfavorable, could have a material adverse effect on the company’s business, financial position, results of operations and cash flows. The company has filed a third party complaint, as part of the United States Attorney General’s civil action, including an affirmative multiple damage claim for unfair and deceptive practices, against Storage Engine, Inc. (“Storage Engine”), formerly known as ECCS, Inc., and its president and director. The complaint alleges that Storage Engine directly benefited from the kickback scheme alleged by the United States Attorney. Storage Engine, a supplier of computer components for the Air Force, made illegal payments to the company’s two former employees through separate and independent businesses. Storage Engine and its president deny the allegations.

      On September 5, 2002, Genesis Tactical Group LLC (“Genesis”) asserted a cross-claim against Lockheed Martin Corporation (“Lockheed”) in the State of New York Supreme Court, County of Onondaga seeking $50.0 million in damages and against the company seeking $35.0 million in damages. These cross-claims arise out of a suit filed on July 30, 2002 by Lockheed against Tactical Communications Group LLC, Genesis and the company in the State of New York Supreme Court, County of Onondaga. The Lockheed suit relates to a contract for services that was sold to Genesis by the company pursuant to an asset purchase agreement in 2001. By the terms of the asset purchase agreement, the company’s liability to Genesis is limited to $300,000, other than for intentional misrepresentation, willful breach or fraud. Lockheed and Genesis have settled their outstanding issues, including a software ownership issue, and filed a stipulation of dismissal with prejudice. The Genesis claim for $35.0 million against the Company was related to the software ownership issue that was settled in favor of Genesis. Lockheed’s settlement demand to the company was $495,679 plus interest. The company believes that $311,679 of the demanded amount is for extra work and materials procured by Lockheed from Genesis and disputes the balance due to other mutually agreed contract changes between Lockheed and Genesis. The company will continue to defend against any and all claims by Lockheed and/or Genesis. While the company believes that the possibility of a material adverse effect on the company’s business, financial position, results of operations and cash flows is remote, there can be no assurance as to the outcome.

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

      Although the company is cooperating in the investigation, it does not have a sufficient basis to predict the outcome of the investigation. Should the company be found to have violated the antitrust laws, the matter could have a material adverse effect on the company’s business, financial position, results of operations and cash flows.

NEW ACCOUNTING PRONOUNCEMENTS

      In December 2003, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 104 (“SAB 104”). SAB 104 revises or rescinds certain portions of the interpretative guidance related to revenue recognition as previously interpreted in SAB No. 101, Revenue Recognition in Financial Statements (“SAB 101”). The company does not expect the implementation of the interpretative guidance in SAB 104 to have a material effect on its financial position, results of operations or cash flows.

      In December 2003, the FASB issued SFAS No. 132R (“SFAS 132R”), a revision of its original SFAS No. 132, Employers’ Disclosures About Pensions and Other Postretirement Benefits (“SFAS 132”). SFAS 132R revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other than Pensions. SFAS 132R retains the disclosure requirements contained in SFAS 132 and requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The company has adopted this statement for the year ended December 31, 2003.

      In May 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 addresses when an arrangement with multiple deliverables should be divided into separate units of accounting. The company adopted the consensus in the third quarter of 2003. The adoption of EITF 00-21 did not have a material impact on the company’s financial position, results of operations or cash flows.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The company adopted the provisions of SFAS 150 on July 1, 2003. The company did not have any financial instruments within the scope of SFAS 150 at December 31, 2003, and, accordingly, the adoption of SFAS 150 has not had any effect on its financial position, results of operations or cash flows.

      In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments and hedging activities under SFAS 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), for decisions made: (a) as part of the Derivative Implementation Group process that requires amendment to SFAS 133; (b) in connection with other FASB projects dealing with financial instruments; and (c) in connection with the implementation issues raised related to the application of the definition of derivative. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for designated hedging relationships after June 30, 2003. SFAS 149 is required to be applied prospectively. The company does not currently have any derivative instruments and, accordingly, the adoption of SFAS 149 did not have any effect on its financial position, results of operations or cash flows.

      In January 2003, the FASB issued FASB Interpretation No. (“FIN”) 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“FIN 46”). In December 2003, the FASB issued FIN No. 46R (“FIN 46R”), to clarify some of the provisions of FIN 46 and to exempt certain entities from its requirements. The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and how to determine when and which business enterprise should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either: (a) the equity investors (if any) do not have a controlling financial interest; or (b) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary and all other enterprises with a significant variable interest in a variable interest entity make additional disclosures. FIN 46 is effective immediately for variable interest entities created after January 31, 2003. FIN 46 had previously been effective for interim periods beginning after June 15, 2003, for variable interests in place prior to February 1, 2003; however, on October 10, 2003, the FASB issued a statement deferring the implementation of FIN 46 for these variable interests until the first reporting period beginning after December 15, 2003. The company acquired, as part of the May 31, 2003 purchase of HJ Ford, a 40% ownership interest in a small disadvantaged business, as defined by the United States Government, which has been accounted for using the equity method. The company provided the business with a line of credit guarantee, under which its maximum exposure is $0.2 million. The company has evaluated this investment and determined that it does not fall under the scope of FIN 46. Accordingly, the company will continue to account for this investment under the equity method; there is no impact on the company’s financial position, results of operations or cash flows as a result of the adoption of FIN 46 in the fourth quarter of 2003. The company currently has no other investments subject to the provisions of FIN 46.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-An Amendment of SFAS No. 123 (“SFAS 148”). SFAS 148 amends SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. Also, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in interim financial statements in addition to the annual disclosures about the effect the fair value method would have had on reported results. The transition and annual disclosure requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. As permitted by SFAS 148, the company continues to apply the disclosure-only alternative adopted under SFAS 123 to account for its stock option grants to employees, under which compensation expense is not typically recognized. The company adopted the interim disclosure provisions of SFAS 148 in its Form 10-Q for the quarterly period ended March 31, 2003.

      In November 2002, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of others, an Interpretation of SFAS No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34 (“FIN 45”). FIN 45 clarifies the requirements relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that, upon issuance of a guarantee, the company recognize a liability for the fair value of the obligation it assumes under that guarantee. The company adopted the annual disclosure provisions of FIN 45 in the year ended December 31, 2002. The company adopted the provisions for initial recognition and measurement and interim disclosures during the first quarter of 2003. The adoption of FIN 45 did not have a material effect on the company’s financial position, results of operations or cash flows.

      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to the exit or disposal plan. The adoption of SFAS 146 on January 1, 2003, did not have a material effect on the company’s financial position, results of operations or cash flows.

      In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections (“SFAS 145”). SFAS 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, SFAS No. 44, Accounting for Intangible Assets of Motor Carriers and SFAS No. 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements. SFAS 145 also amends SFAS No. 13, Accounting for Leases, to eliminate the inconsistency in the required accounting for sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The company adopted the provisions of SFAS 145 on January 1, 2003. The adoption of SFAS 145 did not have a material effect on the company’s financial position, results of operations or cash flows.

IMPACT OF INFLATION AND CHANGING PRICES

      Overall, inflation has not had a material impact on the company’s operations. Additionally, the terms of Department of Defense contracts, which accounted for approximately 78% of revenue in 2003, are generally one year and include salary increase factors for future years, thus reducing the potential impact of inflation on the company.

FACTORS THAT MAY AFFECT FUTURE RESULTS

      You should carefully consider the risks described below before deciding to invest in shares of our common stock. These are risks and uncertainties we believe are most important for you to consider. Additional risks and uncertainties not presently known to us, or which we currently deem immaterial, or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the following risks or uncertainties actually occurs, our business, financial condition, results of operations or cash flows would likely suffer. In that event, the market price of our common stock could decline.

Our Revenue is Highly Dependent on the Department of Defense and Other Federal Agencies. Decreases in Their Budgets, Changes in Program Priorities or Military Base Closures Could Affect Our Results.

      In the years ended December 31, 2003 and 2002, approximately 93% and 89% of our revenue, respectively, was derived from United States government agencies, primarily the Department of Defense. Our revenue could be adversely affected by significant changes in defense spending during periods of declining United States defense budgets. Among the effects of this general decline has been increased competition within a consolidating defense industry.

      Under procedures established by the Base Realignment and Closure Act, the Department of Defense has announced its intention to identify in 2005 certain military installations for closure. Should an installation at which the company has significant business be selected for closure, the company’s business, financial condition, results of operations and cash flows could be adversely affected.

      It is not possible for us to predict whether defense budgets will increase or decline in the future. Further, changing missions and priorities in the defense budget may have adverse effects on our business. Funding limitations could result in a reduction, delay or cancellation of existing or emerging programs. We anticipate there will continue to be significant competition when our defense contracts are re-bid, as well as significant competitive pressure to lower prices, which may reduce profitability in this area of our business, which would adversely affect our business, financial condition, results of operations and cash flows.

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

      For fixed price contracts, we must estimate the costs necessary to complete the defined statement of work and recognize revenue or losses in accordance with such estimates. Actual costs may vary materially from the estimates made from time to time, necessitating adjustments to reported revenue and net income. Underestimates of the costs associated with a project could adversely affect our overall profitability and could have a material adverse effect on our business, financial condition, results of operations and cash flows. While we endeavor to maintain and improve contract profitability, we cannot be certain that any of our existing or future time and materials or fixed-price projects will be profitable.

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

      Recent federal regulations and renewed congressional interest in small business set aside contracts is likely to influence decisions pertaining to contracting methods for many of the company’s customers. These regulations require more frequent review and certification of small business contractor status, so as to ensure that companies competing for contracts intended for small business are qualified as such at the time of the competition. In the years ended December 31, 2003 and 2002, the company derived $42.4 million and $17.1 million, respectively, of revenue from a small business set aside contract held by its HJ Ford subsidiary and due for re-competition in 2005. The customer has currently indicated that the re-competition will continue to be set aside, or reserved, to include only prime contractors that qualify as small businesses under regulations established by the Small Business Administration. Because we anticipate the company will not qualify as a small business, the company is endeavoring to retain its current work by moving work to other contract vehicles to the extent possible and by partnering with firms that will qualify as small businesses. To the extent these efforts are not successful, the company’s business, financial condition, results of operations and cash flows could be adversely affected.

      The company’s contracts with the Internal Revenue Service and the U.S. Army Aviation and Missile Command, which represented revenues of approximately $15 million and $6 million, respectively, in 2003, are subject to re-competition in 2005.

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

We Are Subject to a High Level of Government Regulations and Audits Under Our Government Contracts and Subcontracts.

      As a defense contractor, we are subject to many levels of audit and review, including by the Defense Contract Audit Agency, the various inspectors general, the Defense Criminal Investigative Service, the General Accounting Office, the Department of Justice and congressional committees. These audits, reviews and the pending grand jury investigation and civil suit in the United States District Court for the District of Massachusetts could result in the termination of contracts, the imposition of fines or penalties, the withholding of payments due to us or prohibition from participating in certain United States government contracts for a specified period of time. Any such action could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Loss of Key Personnel Could Limit Our Growth.

      We are dependent on our ability to attract and retain highly skilled technical personnel. Many of our technical personnel may have specific knowledge and experience related to various government customer operations and these individuals would be difficult to replace in a timely fashion. In addition, qualified technical personnel are in high demand worldwide and are likely to remain a limited resource. The loss of services of key personnel could impair our ability to perform required services under some of our contracts, to retain such business after the expiration of the existing contract, or to win new business in the event that we lost the services of individuals who have been identified in a given proposal as key personnel in the proposal. Any of these situations could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our Failure to Obtain and Maintain Necessary Security Clearances May Limit Our Ability to Perform Classified Work for Government Clients, Which Could Harm Our Business.

      Some government contracts require us to maintain facility security clearances, and require some of our employees to maintain individual security clearances. If our employees lose or are unable to obtain security clearances on a timely basis, or we lose a facility clearance, the government client can terminate the contract or decide not to renew the contract upon its expiration. As a result, to the extent that we cannot obtain the required security clearances for our employees working on a particular contract, or we fail to obtain them on a timely basis, we may not derive the revenue anticipated from the contract, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Security Breaches in Sensitive Government Systems Could Harm Our Business.

      Many of the systems we develop, install and maintain involve managing and protecting information involved in intelligence, national security, and other sensitive or classified government functions. A security breach in one of these systems could cause serious harm to our business, damage our reputation, and prevent us from being eligible for further work on sensitive or classified systems for federal government clients. We could incur losses from such a security breach that could exceed the policy limits under our errors and omissions and product liability insurance. Damage to our reputation or limitations on our eligibility for additional work resulting from a security breach in one of our systems could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our Employees May Engage in Misconduct or Other Improper Activities, Which Could Harm Our Business.

      We are exposed to the risk that employee fraud or other misconduct could occur. Misconduct by employees could include intentional failures to comply with federal government procurement regulations, engaging in unauthorized activities, or falsifying time records. Employee misconduct could also involve the improper use of our clients’ sensitive or classified information, which could result in regulatory sanctions against us and serious harm to our reputation. It is not always possible to deter employee misconduct, and the precautions we take to prevent and detect this activity may not be effective in controlling unknown or unmanaged risks or losses, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We Are Involved in Various Litigation Matters Which, If Not Resolved in Our Favor, Could Harm Our Business.

      On October 26, 2000, two former company employees were indicted and charged with conspiracy to defraud the United States, and wire fraud, among other charges, arising out of a scheme to defraud the United States out of approximately $10 million. Both men subsequently pled guilty to the principal charges against them. On October 9, 2003, the United States Attorney’s office filed a civil complaint in the District Court of Massachusetts against the company based in substantial part upon the actions and omissions of the former executives that gave rise to the criminal cases against them. In the civil action, the United States is asserting claims against the company based on the False Claims Act and the Anti-Kickback Act, in addition to certain common law and equitable claims. The United States seeks to recover up to three times its actual damages and penalties under the False Claims Act and double damages and penalties under the Anti-Kickback Act. The United States also seeks to recover its costs and interest in this action. The company believes it has substantive defenses to these claims and intends to vigorously defend itself. However, the outcome of this litigation and other proceedings to which the company is a part, if unfavorable, could have a material adverse effect on the company’s business, financial position, results of operations and cash flows.

      Additionally, the Antitrust Division of the Department of Justice is engaged in an investigation, currently focused on the period from 1996 to 1999, into bidding and procurement activities involving the company and several other defense contractors who may also be subjects of the investigation. Although the company is cooperating in the investigation, it does not have a sufficient basis to predict the outcome of the investigation. Should the company be found to have violated antitrust laws, the matter could have a material adverse effect on the company’s business, financial position, results of operations and cash flows.

If We Are Unable to Effectively and Efficiently Eliminate the Significant Deficiencies That Have Been Identified in Our Internal Controls and Procedures, There Could Be a Material Adverse Effect On Our Operations or Financial Results.

      In March 2004, our management and Audit Committee were notified by our independent accountants, Grant Thornton LLP, of two significant deficiencies in our internal controls and procedures regarding, first, the accrual of subcontractor work performed and, second, our manually intensive financial reporting process. In 2003, our management and Audit Committee were notified by our then engaged independent accountants, KPMG LLP, of three significant deficiencies relating to contract initiation and set-up for certain fixed price contracts, inefficiencies in our quarterly and year-end closing procedures and consolidation and the level of SEC and GAAP experience of our personnel responsible for accounting and financial reporting. Although we are committed to addressing these deficiencies, we cannot assure you that we will be able to successfully implement the revised controls and procedures or that our revised controls and procedures will be effective in remedying all of the identified significant deficiencies. Our inability to successfully eliminate these significant deficiencies could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our Business is Highly Concentrated and a Significant Portion of Our Revenue is Derived From a Few Customers.

      Our revenue from contracts with the Department of Defense, either as prime contractor or subcontractor, accounted for approximately 78% and 80% of our total revenue during the years ended December 31, 2003 and 2002, respectively. Within the Department of Defense, certain individual programs account for a significant portion of our United States Government business. We cannot provide any assurance that any of these programs will continue as such or will continue at current levels. A decrease in orders from the Department of Defense or any of these customers would have an adverse effect on our profitability, and the loss of any large customer could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Accounting System Upgrades and Conversions May Delay Billing and Collections of our Accounts Receivable.

      We have recently installed a new enterprise business system, and from time to time, we may be required to make changes to that system as we integrate businesses or upgrade to new technologies. The implementation of the company’s new enterprise business system has caused certain delays in billing and collection of accounts receivable, which are currently being addressed by the company. Future accounting system conversions and upgrades could cause delays in billing and collection of accounts receivable under our contracts, which could adversely affect our business, financial condition, results of operations and cash flows.

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

We May Not Make or Complete Future Mergers, Acquisitions or Strategic Alliances or Investments.

      In 2002, we acquired HJ Ford Associates, Inc. and Andrulis Corporation and we may seek to continue to expand our operations through mergers, acquisitions or strategic alliances with businesses that will complement our existing business. However, we may not be able to find attractive candidates, or enter into acquisitions on terms that are favorable to us, or successfully integrate the operations of companies that we acquire. In addition, we may compete with other companies for these acquisition candidates, which could make an acquisition more expensive for us. If we are able to successfully identify and complete an acquisition or similar transaction, it could involve a number of risks, including, among others:

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

      We cannot assure you that any acquisition will be made, that we will be able to obtain financing needed to fund such acquisitions and, if any acquisitions are so made, that the acquired business will be successfully integrated into our operations or that the acquired business will perform as expected. In addition, if we were to proceed with one or more significant strategic alliances, acquisitions or investments in which the consideration consists of cash, a substantial portion of our available cash could be used to consummate the strategic alliances, acquisitions or investments. The financial impact of acquisitions, investments and strategic alliances could have a material adverse effect on our business, financial condition, results of operations and cash flows and could cause substantial fluctuations in our quarterly and annual operating results.

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

      The company is subject to interest rate risk associated with our Mortgage and Revolver, where interest payments are tied to either the LIBOR or prime rate. At any time, a sharp rise in interest rates could have an adverse effect on net interest expense as reported in the company’s Consolidated Statements of Operations. An increase of one percentage point in the interest rate on the balances of the Mortgage and Revolver at December 31, 2003 would result in a $0.2 million increase in annual interest expense. The company does not currently hedge these interest rate exposures.

      The company presently has minimal exposure to market interest rates on its investments. At December 31, 2003, the company had investments of $2.5 million, which consisted primarily of money market accounts.

      The company has no significant exposure to foreign currency fluctuations. Foreign sales, which are nominal, are primarily denominated in United States dollars.

PART II

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders

Dynamics Research Corporation:

      We have audited the accompanying Consolidated Balance Sheet of Dynamics Research Corporation and subsidiaries (the “company”) as of December 31, 2003, and the related Consolidated Statements of Operations, Changes in Stockholders’ Equity and Comprehensive Income (Loss) and Cash Flows for the year then ended December 31, 2003. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the company as of December 31, 2002 and for the years ended December 31, 2002 and 2001, were audited by other auditors. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated March 26, 2003.

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the company as of December 31, 2003, and the results of their operations and their cash flows for the year then ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

      We have also audited Schedule II for the year ended December 31, 2003. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information therein.

/s/ Grant Thornton

Boston, Massachusetts
February 20, 2004

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

Dynamics Research Corporation:

      We have audited the accompanying consolidated balance sheet of Dynamics Research Corporation and subsidiaries (the “company”) as of December 31, 2002, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss) and cash flows for each of the years in the two-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the accompanying financial statements present fairly, in all material respects, the consolidated financial position of the company as of December 31, 2002 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Boston, Massachusetts

March 26, 2003

DYNAMICS RESEARCH CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,

	2003	2002

ASSETS
Current assets
Cash and cash equivalents	$2,724	$1,076
Accounts receivable, net of allowances of $321 and $373, respectively	28,251	29,819
Unbilled expenditures and fees on contracts in process	34,257	26,614
Prepaid expenses and other current assets	2,145	1,727
Discontinued operations	—	3,432

Total current assets	67,377	62,668

Noncurrent assets
Property, plant and equipment, net	20,672	15,608
Deferred income taxes	2,337	1,559
Goodwill	26,711	26,169
Intangible assets, net	2,343	4,066
Other noncurrent assets	1,630	1,275
Discontinued operations	—	331

Total noncurrent assets	53,693	49,008

Total assets	$121,070	$111,676

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$500	$500
Notes payable and revolver	8,500	14,644
Accounts payable	13,351	12,334
Accrued payroll and employee benefits	15,657	11,898
Deferred income taxes	9,698	6,524
Other accrued expenses	2,371	3,531
Discontinued operations	778	1,009

Total current liabilities	50,855	50,440

Long-term liabilities
Long-term debt, less current portion	7,750	8,250
Accrued pension liability	12,030	11,778
Other long-term liabilities	1,386	1,399
Discontinued operations	398	—

Total long-term liabilities	21,564	21,427

Total liabilities	72,419	71,867

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.10 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.10 par value, 30,000,000 shares authorized:
Issued — 9,822,508 and 9,543,606 shares at December 31, 2003 and 2002, respectively	982	954
Treasury stock — 1,379,426 shares at both December 31, 2003 and 2002, respectively	(138)	(138)
Capital in excess of par value	36,642	33,844
Unearned compensation	(797)	(816)
Accumulated other comprehensive loss	(7,556)	(6,881)
Retained earnings	19,518	12,846

Total stockholders’ equity	48,651	39,809

Total liabilities and stockholders’ equity	$121,070	$111,676

The accompanying notes are an integral part of these consolidated financial statements.

DYNAMICS RESEARCH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended December 31,

	2003	2002	2001

Contract revenue	$237,876	$184,994	$179,350
Product sales	6,932	7,616	10,914

Total revenue	244,808	192,610	190,264

Cost of contract revenue	199,647	156,441	155,394
Cost of product sales	5,100	5,238	5,813
Selling, general and administrative expenses	22,948	17,910	16,047
Amortization of intangible assets	1,724	374	—

Total operating costs and expenses	229,419	179,963	177,254

Operating income	15,389	12,647	13,010
Interest expense, net	(854)	(421)	(841)
Other income (expense), net	454	67	(193)

Income from continuing operations before provision for income taxes	14,989	12,293	11,976
Provision for income taxes	6,334	4,936	4,874

Income from continuing operations	8,655	7,357	7,102
Loss from discontinued operations, net of tax benefit of $1,058, $741 and $425 in the years ended December 31, 2003, 2002 and 2001, respectively	(1,635)	(1,124)	(619)
Gain (loss) on disposal of discontinued operations, net of tax benefit of $226 and tax expense of $43 in the years ended December 31, 2003 and 2001, respectively	(348)	—	62

Net income	$6,672	$6,233	$6,545

Earnings (loss) per common share
Basic
Income from continuing operations	$1.05	$0.92	$0.92
Loss from discontinued operations	(0.20)	(0.14)	(0.08)
Gain (loss) on disposal of discontinued operations	(0.04)	—	0.01

Net earnings per common share	$0.81	$0.78	$0.85

Diluted
Income from continuing operations	$0.98	$0.83	$0.88
Loss from discontinued operations	(0.18)	(0.13)	(0.08)
Gain (loss) on disposal of discontinued operations	(0.04)	—	0.01

Net earnings per common share	$0.76	$0.70	$0.81

Weighted average shares outstanding
Weighted average shares outstanding — basic	8,226,225	7,989,793	7,674,608
Dilutive effect of options	615,818	887,376	414,477

Weighted average shares outstanding — diluted	8,842,043	8,877,169	8,089,085

The accompanying notes are an integral part of these consolidated financial statements.

DYNAMICS RESEARCH CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

				Common Stock

							Capital in		Accumulated
	Preferred Stock		Issued		Treasury Stock		Excess		Other
							of Par	Unearned	Comprehensive	Retained
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Value	Compensation	Loss	Earnings	Total

Balance December 31, 2000	—	$—	8,981	$898	(1,379)	$(138)	$28,461	$—	$—	$68	$29,289
Issuance of common stock	—	—	194	20	—	—	1,329	—	—	—	1,349
Issuance of restricted stock	—	—	145	14	—	—	1,330	(1,082)	—	—	262
Amortization of unearned compensation	—	—	—	—	—	—	—	90	—	—	90
Accumulated other comprehensive loss (1)	—	—	—	—	—	—	—	—	(608)	—	(608)
Tax benefit from stock options exercised	—	—	—	—	—	—	211	—	—	—	211
Net income	—	—	—	—	—	—	—	—	—	6,545	6,545

Balance December 31, 2001	—	—	9,320	932	(1,379)	(138)	31,331	(992)	(608)	6,613	37,138
Issuance of common stock	—	—	227	22	—	—	2,346	—	—	—	2,368
Forfeiture of restricted stock	—	—	(3)	—	—	—	(27)	27	—	—	—
Amortization of unearned compensation	—	—	—	—	—	—	—	149	—	—	149
Accumulated other comprehensive loss (1)	—	—	—	—	—	—	—	—	(6,273)	—	(6,273)
Tax benefit from stock options exercised	—	—	—	—	—	—	194	—	—	—	194
Net income	—	—	—	—	—	—	—	—	—	6,233	6,233

Balance December 31, 2002	—	—	9,544	954	(1,379)	(138)	33,844	(816)	(6,881)	12,846	39,809
Issuance of common stock	—	—	255	26	—	—	2,373	—	—	—	2,399
Issuance of restricted stock	—	—	23	2	—	—	228	(230)	—	—	—
Amortization of unearned compensation	—	—	—	—	—	—	—	249	—	—	249
Accumulated other comprehensive loss (1)	—	—	—	—	—	—	—	—	(675)	—	(675)
Tax benefit from stock options exercised	—	—	—	—	—	—	197	—	—	—	197
Net income	—	—	—	—	—	—	—	—	—	6,672	6,672

Balance December 31, 2003	—	$—	9,822	$982	(1,379)	$(138)	$36,642	$(797)	$(7,556)	$19,518	$48,651

(1)	Comprehensive income (loss) is calculated as follows:

	Year Ended December 31,

	2003	2002	2001

Net income	$6,672	$6,233	$6,545
Minimum pension liability adjustment, net of tax effect and adjustments of $1,732, $4,059 and $405 in the years ended December 31, 2003, 2002 and 2001, respectively	(675)	(6,273)	(608)

Comprehensive income (loss)	$5,997	$(40)	$5,937

The accompanying notes are an integral part of these consolidated financial statements.

DYNAMICS RESEARCH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,

	2003	2002	2001

Operating activities
Net income	$6,672	$6,233	$6,545
Loss from discontinued operations	(1,635)	(1,124)	(619)
Gain (loss) on disposal of discontinued operations	(348)	—	62

Income from continuing operations	8,655	7,357	7,102
Adjustments to reconcile net cash provided by (used in) operating activities
Depreciation	3,007	3,192	2,989
Loss on disposal of assets	2	—	193
Non-cash interest expense	137	92	97
Investment income from equity interest	(198)	(46)	—
Stock compensation expense	249	149	90
Tax benefit from stock options exercised	197	194	211
Amortization of intangible assets	1,724	374	—
Deferred income taxes provision	2,733	343	1,568
Change in operating assets and liabilities, net of effect of acquisitions
Accounts receivable, net	1,568	3,422	7,600
Unbilled expenditures and fees on contracts in process	(7,643)	3,961	1,757
Prepaid expenses and other current assets	(729)	(205)	2,584
Accounts payable	1,017	(8,734)	(161)
Accrued payroll and employee benefits	3,759	(1,695)	1,109
Deferred income taxes	—	—	33
Other accrued expenses	(1,292)	1,511	(1,618)

Net cash provided by continuing operations	13,186	9,915	23,554
Net cash provided by (used in) discontinued operations	(1,425)	379	948

Net cash provided by operating activities	11,761	10,294	24,502

Investing activities
Purchase of property, plant and equipment	(8,163)	(3,347)	(3,595)
Proceeds from the sale of assets	—	—	100
Purchase of businesses, net of cash acquired	(376)	(24,321)	—
Increase in other assets	(279)	(434)	(422)

Net cash used in continuing operations	(8,818)	(28,102)	(3,917)
Net cash provided by (used in) discontinued operations	2,950	(177)	3

Net cash used in investing activities	(5,868)	(28,279)	(3,914)

Financing activities
Net borrowings (repayments) under revolving credit agreement and notes payable	(6,144)	2,240	(5,784)
Repayments under loan agreement	—	(700)	—
Principal payments under mortgage agreement	(500)	(500)	(500)
Proceeds from the issuance of common stock	2,399	2,368	1,349

Net cash provided by (used in) financing activities	(4,245)	3,408	(4,935)

Net increase (decrease) in cash and cash equivalents	1,648	(14,577)	15,653
Cash and cash equivalents, beginning of period	1,076	15,653	—

Cash and cash equivalents, end of period	$2,724	$1,076	$15,653

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$711	$440	$858
Cash paid during the year for income taxes, net of refunds	$2,403	$4,001	$2,185
Supplemental disclosure of noncash financing and investing activities
Restricted stock issued	$230	$—	$1,344
Supplemental disclosure — acquisitions
Assets acquired	$—	$21,498
Cash payments, net of cash acquired	(376)	(24,321)
Issuance of notes payable to sellers	—	(12,404)

Liabilities assumed	$(376)	$(15,227)

The accompanying notes are an integral part of these consolidated financial statements.

DYNAMICS RESEARCH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business

      Dynamics Research Corporation (“DRC” or the “company”), founded in 1955 and headquartered in Andover, Massachusetts, provides information technology, engineering and other services focused on defense, public safety and citizen services for federal, state and local governments. DRC’s core capabilities are focused on information technology, engineering and technical subject matter expertise that pertain to the knowledge domains relevant to the company’s core customers. These capabilities include design, development, operation and maintenance of information technology systems, engineering services, complex logistics planning systems and services, defense acquisition management services, simulation, modeling, training systems and services, and custom built electronic test equipment and services.

Principles of Consolidation and Basis of Presentation

      The unaudited quarterly interim financial information of the company and its subsidiaries included herein has been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all material adjustments that are of a normal and recurring nature necessary for a fair presentation of the results for the periods presented have been reflected. All material intercompany transactions and balances have been eliminated in consolidation. Certain amounts in previously issued financial statements have been reclassified to conform with the current year presentation.

      On October 18, 2002, the company announced that it was actively pursuing the divestiture of the Encoder Division, a manufactured products business previously reported as a business segment, due to continued weakness in the manufacturing sector. In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), effective in the fourth quarter of fiscal 2002, the company’s consolidated financial statements and notes thereto were restated to reflect the discontinuation of the Encoder Division for all periods presented. On May 2, 2003, the company completed the sale of its Encoder Division assets and certain liabilities to GSI Lumonics Inc. (“GSI”) in Billerica, Massachusetts.

      Unless otherwise indicated, all financial information refers to continuing operations.

      On December 20, 2002, the company completed its acquisition of ANDRULIS. ANDRULIS provides information technology and engineering solutions to federal government customers in the defense and federal civilian sectors. On May 31, 2002, the company completed its acquisition of HJ Ford. HJ Ford helps its clients manage operational processes and acquisition programs by drawing on core competencies of systems and information engineering, information technology, enterprise engineering and acquisition program support. These transactions were recorded using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations (“SFAS 141”). Accordingly, the results of these acquired entities are included in the company’s Consolidated Statements of Operations and of Cash Flows for the periods subsequent to their respective acquisitions.

      As part of the HJ Ford purchase, the company acquired a 40% ownership interest in a small disadvantaged business, as defined by the United States Government. This business is accounted for using the equity method. This ownership interest is reported as a component of “Other noncurrent assets” in the company’s Consolidated Balance Sheets.

Risks, Uncertainties and Use of Estimates

      There are business risks specific to the industries in which the company operates. These risks include, but are not limited to, estimates of costs to complete contract obligations, changes in government policies an procedures, government contracting issues and risks associated with technological development. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates and assumptions also affect the amount of revenue and expenses during the reported period. Actual results could differ from those estimates.

DYNAMICS RESEARCH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

      The company’s systems and services business provides its services under time and materials, cost reimbursable and fixed-price contracts including service-type contracts.

      For time and materials contracts, revenue reflects the number of direct labor hours expended in the performance of a contract multiplied by the contract billing rate, as well as reimbursement of other billable direct costs. The risk inherent in time and materials contracts is that if actual costs differ materially from negotiated billing rates in the contract, operating income is negatively impacted.

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

      Under fixed-price contracts, other than service-type contracts, revenue is recognized under the percentage of completion method, on the basis of costs incurred in relation to estimated total costs to complete the contract. Under service-type contracts, costs incurred are not indicative of progression toward completion of the contract. Revenue from service-type fixed price contracts is recognized ratably over the contract period or by other appropriate output methods to measure service provided, and contract costs are expensed as incurred. The risk to the company on a fixed-price contract is that if actual costs exceed the estimated costs to complete the contract, operating income is negatively impacted.

      The company does not recognize revenue associated with amounts claimed under a contract that are not agreed to by the customer. For all types of contracts, the company recognizes anticipated contract losses as soon as they become known and estimable. Out-of-pocket expenses that are reimbursable by the customer are included in contract revenue and cost of contract revenue. The company recognizes revenue related to subcontractor costs when these costs are known and determinable, generally, in the month following the month in which the services are provided.

      The company’s Metrigraphics segment generally recognizes revenue from product sales, less estimated returns, upon transfer of title and risk of loss to the customer, generally the time of shipment, provided there is evidence of an arrangement, fees are fixed or determinable, no significant obligations remain, collection of the related receivable is reasonably assured and customer acceptance criteria have been successfully demonstrated.

Income Taxes

      The company accounts for income taxes using the asset and liability method in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), pursuant to which deferred income taxes are recognized based on temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the current year. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Cash and Cash Equivalents

      All cash investments, which consist primarily of money market accounts, have original maturities of three months or less and are classified as cash equivalents.

Unbilled Expenditures and Fees on Contracts in Process

      Unbilled expenditures and fees on contracts in process include work in process which will be billed in accordance with contract terms and delivery schedules, as well as amounts billable upon final execution of contracts, contract completion, milestones or completion of rate negotiations. At December 31, 2003, unbilled costs and fees included subcontractor costs for the month of December, for which invoices had not been received and for which revenues were not recognized, estimated at $2.4 million. Related liabilities have been recorded as accounts payable. Generally, unbilled expenditures and fees on

DYNAMICS RESEARCH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contracts in process are expected to be collected within one year. Payments to the company for performance on certain United States Government contracts are subject to audit by the Defense Contract Audit Agency. Revenue has been recorded at amounts the company expects to realize upon final settlement.

Concentration of Risk

      A majority of the company’s revenue is derived from United Sates Government agencies, primarily the Department of Defense. Any cancellations or modifications of the company’s significant contracts or subcontracts, or failure by the government to exercise option periods relating to those contracts or subcontracts, could adversely affect the company’s business, financial condition, results of operations and cash flows. It is not possible to predict whether defense budgets will increase or decline, but any significant decline in defense spending could negatively affect our business, financial condition, results of operations and cash flows. A significant portion of the company’s federal government contracts are renewable on an annual basis, or are subject to the exercise of contractual options. The government has the right to terminate contracts for convenience. Multi-year contracts often require funding actions by the government on an annual or more frequent basis. The company could experience material adverse consequences should such funding actions or other approvals not be taken. In addition to contract cancellations and declines in government budgets, the company’s business, financial condition, results of operations and cash flows may be adversely affected by competition within a consolidating defense industry, increased government regulation and general economic conditions.

Inventories

      Inventories are stated at the lower of cost (first-in, first-out) or market, and consist of materials, labor and overhead. There are no amounts in inventories relating to contracts having production cycles longer than one year. Work-in-process, raw materials and subassemblies aggregated $40,000 and $58,000 at December 31, 2003 and 2002, respectively.

Property, Plant and Equipment

      Property, plant and equipment are stated at cost. Plant and equipment are depreciated principally on the straight-line basis over their estimated useful lives. Useful lives for equipment range from three to ten years. The corporate office building has a useful life of 31 years. Leasehold improvements are amortized over the shorter of the remaining term of the lease or the life of the related asset. The components of Property, plant and equipment, net, in the Consolidated Balance Sheets are as follows (in thousands):

	December 31,

	2003	2002

Land	$1,126	$1,126
Building	10,535	9,109
Machinery and equipment	39,182	32,837
Leasehold improvements	2,363	2,390

Total property, plant and equipment, at cost	53,206	45,462
Less accumulated depreciation and amortization	32,534	29,854

Net property, plant and equipment	$20,672	$15,608

      At December 31, 2003 and 2002, the company had construction in progress (“CIP”) of $6.7 million and $1.2 million, respectively, which has been reclassified to the applicable property, plant and equipment captions for presentation purposes. The company’s CIP balances include $6.1 million and $0.7 million at December 31, 2003 and 2002, respectively, included in the caption “Machinery and equipment”. These amounts represent capitalized costs related to the company’s new PeopleSoft-based enterprise business system, which was placed into service effective January 1, 2004. The remainder of the

DYNAMICS RESEARCH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CIP balances are principally comprised of costs related to renovations to the company’s corporate headquarters facility in Andover, Massachusetts. The company does not depreciate CIP until it is placed into service.

      During 2003 and 2002, the company recorded disposals, excluding discontinued operations, of $0.5 million and $12.1 million, respectively, of fully depreciated machinery, equipment and leasehold improvements, and the associated accumulated depreciation.

Goodwill and Intangible Assets

      Goodwill is recorded when the consideration paid for acquisitions exceeds the fair value of net tangible and identifiable intangible assets acquired. In June 2001, the FASB issued SFAS 141 and SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but rather, be tested annually for impairment. In accordance with SFAS 141, goodwill recorded in conjunction with the company’s acquisitions of HJ Ford and ANDRULIS, in May 2002 and December 2002, respectively, was not amortized.

Impairment of Goodwill and Long-Lived Assets

      Goodwill and intangible assets with indefinite lives are tested annually for impairment in accordance with the goodwill provisions of SFAS 142. The company’s impairment review is based on a fair value test. The company uses its judgment in assessing whether assets may have become impaired between annual impairment tests. Indicators such as unexpected adverse business conditions, economic factors, unanticipated technological change or competitive activities, loss of key personnel and acts by governments and courts may signal that an asset has been impaired. Should the fair value of goodwill, as determined by the company at any measurement date, fall below its carrying value, a charge for impairment of goodwill will be recorded in the period.

      Intangible assets with estimated lives and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with SFAS 144. Recoverability of intangible assets with estimated lives and other long-lived assets is measured by a comparison of the carrying amount of an asset or asset group to future net undiscounted pretax cash flows expected to be generated by the asset or asset group. If these comparisons indicate that an asset is not recoverable, the company will recognize an impairment loss in the amount by which the carrying value of the asset or asset group exceeds the related estimated fair value. Estimated fair value is based on either discounted future pretax operating cash flows or appraised values, depending on the nature of the asset. The company determines the discount rate for this analysis based on the expected internal rate of return of the related business and does not allocate interest charges to the asset or asset group being measured. Considerable judgment is required to estimate discounted future operating cash flows.

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

Stock-Based Compensation

      The company accounts for stock option plans under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations. The following table illustrates the effect of net earnings per common share as if the company had applied the fair value based method of SFAS No. 123, Accounting for

DYNAMICS RESEARCH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation (“SFAS 123”), to all outstanding and unvested awards in each period for the purpose of recording expense for stock option compensation (in thousands of dollars, except per share data).

	Year ended December 31,

	2003	2002	2001

Net income as reported	$6,672	$6,233	$6,545
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,092)	(3,895)	(2,662)

Pro forma net income	$4,580	$2,338	$3,883

Net earnings per share:
Basic, as reported	$0.81	$0.78	$0.85
Basic, pro forma	$0.56	$0.29	$0.51
Diluted, as reported	$0.76	$0.70	$0.81
Diluted, pro forma	$0.52	$0.28	$0.51

      The weighted average fair values of options granted were $8.49 in 2003, $13.69 in 2002 and $7.02 in 2001. The fair value of each option for the company’s plans is estimated on the date of the grant using the Black-Scholes option pricing model, with the following weighted average assumptions:

	Year ended December 31,

	2003	2002	2001

Expected volatility	64.43%	63.68%	73.19%
Dividend yield	—	—	—
Risk-free interest rate	3.9%	5.0%	5.4%
Expected life in years	8.0	8.3	8.6

Earnings (Loss) Per Share

      Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. For periods in which there is net income, diluted earnings per share is determined by using the weighted average number of common and dilutive common equivalent shares outstanding during the period unless the effect is antidilutive.

      Due to their antidilutive effect, approximately 72,100, 75,600 and 7,500 options to purchase common stock were excluded from the calculation of diluted earnings per share for the years ended December 31, 2003, 2002 and 2001, respectively. However, these options could become dilutive in future periods.

Recent Accounting Pronouncements

      In December 2003, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 104 (“SAB 104”). SAB 104 revises or rescinds certain portions of the interpretative guidance related to revenue recognition as previously interpreted in SAB No. 101, Revenue Recognition in Financial Statements (“SAB 101”). The company does not expect the implementation of the interpretative guidance in SAB 104 to have a material effect on its financial position, results of operations or cash flows.

      In December 2003, the FASB issued SFAS No. 132R (“SFAS 132R”), a revision of its original SFAS No. 132, Employers’ Disclosures About Pensions and Other Postretirement Benefits (“SFAS 132”). SFAS 132R revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for

DYNAMICS RESEARCH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other than Pensions. SFAS 132R retains the disclosure requirements contained in SFAS 132 and requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The company has adopted this statement for the year ended December 31, 2003.

      In May 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 addresses when an arrangement with multiple deliverables should be divided into separate units of accounting. The company adopted the consensus in the third quarter of 2003. The adoption of EITF 00-21 did not have a material impact on the company’s financial position, results of operations or cash flows.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”). SFAS 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The company adopted the provisions of SFAS 150 on July 1, 2003. The company did not have any financial instruments within the scope of SFAS 150 at December 31, 2003, and, accordingly, the adoption of SFAS 150 has not had any effect on its financial position, results of operations or cash flows.

      In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“FAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments and hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), for decisions made: (a) as part of the Derivative Implementation Group process that requires amendment to SFAS 133; (b) in connection with other FASB projects dealing with financial instruments; and (c) in connection with the implementation issues raised related to the application of the definition of derivative. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for designated hedging relationships after June 30, 2003. SFAS 149 is required to be applied prospectively. The company does not currently have any derivative instruments and, accordingly, the adoption of SFAS 149 did not have any effect on its financial position, results of operations or cash flows.

      In January 2003, the FASB issued FASB Interpretation No. (“FIN”) 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“FIN 46”). In December 2003, the FASB issued FIN No. 46R (“FIN 46R”), to clarify some of the provisions of FIN 46 and to exempt certain entities from its requirements. The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and how to determine when and which business enterprise should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either: (a) the equity investors (if any) do not have a controlling financial interest; or (b) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary and all other enterprises with a significant variable interest in a variable interest entity make additional disclosures. FIN 46 is effective immediately for variable interest entities created after January 31, 2003. FIN 46 had previously been effective for interim periods beginning after June 15, 2003, for variable interests in place prior to February 1, 2003; however, on October 10, 2003, the FASB issued a statement deferring the implementation of FIN 46 for these variable interests until the first reporting period beginning after December 15, 2003. The company acquired, as part of the May 31, 2002 purchase of HJ Ford, a 40% ownership interest in a small disadvantaged business, as defined by the United States Government, which has been accounted for using the equity method. The company provided the business with a line of credit guarantee, under which its maximum exposure is $0.2 million. The company has evaluated this investment and determined that it does not fall under the scope of FIN 46. Accordingly, the company will continue to account for this investment under the equity method, with no impact on the company’s financial position, results of operations or cash flows as a result of the adoption of FIN 46 in the fourth quarter of 2003. The company currently has no other investments subject to the provisions of FIN 46.

DYNAMICS RESEARCH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of SFAS No. 123 (“SFAS 148”). SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require prominent disclosures in interim financial statements in addition to the annual disclosures about the effect the fair value method would have had on reported results. The transition and annual disclosure requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. As permitted by SFAS 148, the company continues to apply the disclosure-only alternative adopted under SFAS 123 to account for its stock option grants to employees, under which compensation expense is not typically recognized. The company adopted the interim disclosure provisions of FAS 148 in its Form 10-Q for the quarterly period ended March 31, 2003.

      In November 2002, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of others, an Interpretation of SFAS No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34 (“FIN 45”). FIN 45 clarifies the requirements relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that, upon issuance of a guarantee, the company recognize a liability for the fair value of the obligation it assumes under that guarantee. The company adopted the annual disclosure provisions of FIN 45 in the year ended December 31, 2002. The company adopted the provisions for initial recognition and measurement and interim disclosures during the first quarter of 2003. The adoption of FIN 45 did not have a material effect on the company’s financial position, results of operations or cash flows.

      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to the exit or disposal plan. The adoption of SFAS 146 on January 1, 2003, did not have a material effect on the company’s financial position, results of operations or cash flows.

      In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections (“SFAS 145”). SFAS 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, SFAS No. 44, Accounting for Intangible Assets of Motor Carriers and SFAS No. 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements. SFAS 145 also amends SFAS No. 13, Accounting for Leases, to eliminate the inconsistency in the required accounting for sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The company adopted the provisions of SFAS 145 on January 1, 2003. The adoption of SFAS 145 did not have a material effect on the company’s financial position, results of operations or cash flows.

NOTE 2.	CONTRACTS IN PROCESS AND CONTRACT LOSS PROVISIONS

      The company’s unbilled expenditures and fees on contracts in process with the United States Government were $25.4 million and $17.0 million at December 31, 2003 and 2002, respectively. At December 31, 2003 and 2002, accounts receivable balances for United States Government contracts were $17.7 million and $7.5 million, respectively.

      In 1997, the company entered into a fixed price software development contract with the Colorado Department of Human Services. During the period of performance, this contract incurred cost overruns, and management anticipated additional overruns that were provided for in the company’s results or operations. The company provided $3.9 million in 2001 for current and anticipated losses. Implementation of the project was completed on April 12, 2002. The maintenance period expired in the fourth quarter of 2002 and the warranty period expired in the second quarter of 2003. At the completion of the project in 2002, the company reduced contract reserves by $0.6 million, as the actual costs were less than previously estimated.

DYNAMICS RESEARCH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3. RESTRUCTURING

      In response to lower than expected demand in certain sectors of the company’s business, as well as the need to maintain a competitive cost structure, the company incurred involuntary separation costs for 85 employees, excluding discontinued operations, in 2002. All operating groups and functions of the company were affected. Costs associated with these terminations totaled $0.8 million and are included in reporting operating results for 2002, with $0.6 million charged to cost of contract revenue and $0.2 million charged to selling, general and administrative expenses. The accrual of $0.2 million that remained at December 31, 2002 was paid in the first half of 2003.

NOTE 4.	DISCONTINUED OPERATIONS

      On October 18, 2002, the company announced that it was actively pursuing the divestiture of the Encoder Division. Effective in the fourth quarter of 2002, and in accordance with SFAS 144, the company’s consolidated financial statements and notes thereto were restated to reflect the discontinuation of the Encoder Division. Accordingly, the revenue, costs, expenses, assets, liabilities and cash flows of the Encoder Division are reported separately in the Consolidated Statements of Operations, Consolidated Balance Sheets and Consolidated Statements of Cash Flows for all periods presented. The results of discontinued operations do not reflect any interest expense or any allocation of corporate general and administrative expense.

      On May 2, 2003, the company completed the sale of the Encoder Division assets and certain liabilities to GSI for $3.3 million in cash, subject to post-closing adjustments related to a valuation of the net assets of the Encoder Division and the assumption by GSI of certain of DRC’s liabilities with respect to the assets acquired.

      In connection with this transaction, the company recorded $1.3 million of pre-tax charges for the disposal of discontinued operations. Of this amount, $0.2 million was charged in the fourth quarter and represents additional facility costs related to the sale. The company recorded charges aggregating $1.1 million before taxes in the first quarter, comprised of $0.3 million of professional fees and $0.8 million of exit costs. The exit costs are comprised of $0.5 million for severance costs for approximately 45 Encoder Division employees and $0.3 million for future lease costs, net of contractual sublease income, from GSI for the Encoder facility.

      During the first quarter of 2003, the company recognized, on a cash basis, $0.7 million received as the final royalty payment associated with the 1999 sale of its discontinued Telecommunications Fraud Control business, which was recorded against the loss on the disposal of discontinued operations. This income, net of the $1.3 million of charges described above, resulted in a loss on the disposal of discontinued operations of $0.6 million before taxes, or a loss of $0.3 million, net of $0.3 million of income tax benefit.

      In 2001, the company recognized royalty income related to the Telecommunications Fraud Control business and, as a result, reported a gain from the disposal of discontinued operations of $0.1 million, net of taxes.

      The company’s loss from discontinued operations in 2003 of $1.6 million, or $0.18 per diluted share, reflects four months of operating loss from the Encoder Division, as well as costs incurred subsequent to the transaction related to certain liabilities that GSI did not assume, primarily, $1.5 million of accrued lease costs, net of estimated sublease income, for the Encoder facility. The company reported losses from discontinued operations of $1.1 million, or $0.13 per diluted share, and $0.6 million, or $0.08 per diluted share in 2002 and 2001, respectively. Due to the company’s decision to divest the Encoder Division, it became necessary to restate the company’s results in order to reflect the Encoder Division as a discontinued operation. Because Arthur Andersen LLP was no longer able to provide current assurance as to the validity of its previously issued opinions on the company’s financial statements for the fiscal years prior to 2002, it became necessary to engage KPMG LLP, who served as the company’s independent auditors through November 2003, to re-audit results for the years ended December 31, 2001 and 2000 in order to obtain a current independent auditor opinion for those years. The 2002 loss from discontinued operations includes $0.4 million in fees to re-audit the 2001 and 2000 results.

DYNAMICS RESEARCH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The activity for the year ended December 31, 2003, related to the company’s exit cost accrual is as follows (in thousands):

	Activity — Year Ended December 31, 2003

	Balance		Adjustments	Expenditures	Balance
	December 31,		for changes	charged against	December 31,
	2002	Provision	in estimate	accrual	2003

Severance	$—	$544	$—	$(470)	$74
Lease	—	1,325	420	(813)	932

	$—	$1,869	$420	$(1,283)	$1,006

      In addition to the exit cost accruals described above, liabilities of discontinued operations also include $0.2 million related to liabilities of the Encoder Division not assumed by GSI in the purchase transaction.

      The balance sheet captions for discontinued operations include the following (in thousands):

	December 31,

	2003	2002

Current assets
Accounts receivable, net	$—	$1,111
Inventory, net	—	2,316
Prepaid expenses and other current assets	—	5

Total current assets	$—	$3,432

Noncurrent assets
Property, plant and equipment, net	$—	$331

Current liabilities
Accounts payable	$—	$233
Accrued payroll and employee benefits	74	127
Other accrued expenses	704	649

Total current liabilities	$778	$1,009

Long-term liabilities
Other long-term liabilities	$398	$—

      The lease on the Encoder facility will expire in August 2005; accordingly, lease payments and payments for other associated costs will be made and charged to the accrual through that date. The difference between the fair value of the total lease costs and the total cash payments will be charged to discontinued operations as expense through the expiration of the lease term, including sublease income initially estimated at the time the accrual was recorded, but not subsequently realized. The company has paid substantially all of the expected severance costs associated with the Encoder Division.

      In accordance with SFAS 144, the company had reviewed the possible impairment of assets associated with the Encoder Division as of December 31, 2002, and determined that an impairment charge was not required.

DYNAMICS RESEARCH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5.	INCOME TAXES

      Total income tax expense (benefit) was allocated as follows (in thousands):

	Year ended December 31,

	2003	2002	2001

Income from continuing operations	$6,334	$4,936	$4,874
Discontinued operations	(1,284)	(741)	(382)
Stockholders’ equity for compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(197)	(194)	(211)
Other comprehensive loss	(1,732)	(4,059)	(405)

	$3,121	$(58)	$3,876

      The components of the provision for federal and state income taxes from continuing operations are as follows (in thousands):

	Year ended December 31,

	2003	2002	2001

Currently payable
Federal	$3,054	$3,862	$2,702
State	547	731	604

	3,601	4,593	3,306

Deferred
Federal	2,138	208	1,518
State	595	135	50

	2,733	343	1,568

	$6,334	$4,936	$4,874

      The major items contributing to the difference between the statutory United States federal income tax rate of 34% and the company’s effect tax rate on income from continuing operations are as follows (in thousands):

	Year ended December 31,

	2003	2002	2001

Provision at statutory rate	$5,096	$4,179	$4,072
State income taxes, net of federal tax benefit	740	569	432
Decrease in valuation allowance	—	(7)	—
Amortization of acquired intangible assets	320	—	—
Other, net	178	195	370

Provision for income taxes	$6,334	$4,936	$4,874

      The company carried back $1.1 million of federal net operating losses in 2003, resulting in an income tax refund of $0.4 million. In 2002, the company utilized $0.9 million of federal and state net operating loss carryforwards to reduce 2002 taxable income.

      The company has a valuation allowance that relates to a capital loss carryforward for which there is a five year carryforward period that expires in 2004.

DYNAMICS RESEARCH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tax effects of significant temporary differences that comprise deferred tax assets and liabilities are as follows (in thousands):

	December 31,

	2003	2002

Pension liability	$6,189	$4,456
Accrued expenses	2,653	3,235
Net operating loss and credit carryforward	—	727
Inventory reserves	3	651
Capital loss carryforward	442	442
Receivables reserves	182	227
Alternative minimum tax credit carryforward	—	—
Other	—	—

	9,469	9,738
Valuation allowance	(442)	(442)

Deferred tax assets, net	9,027	9,296

Unbilled expenditures and fees on contracts in process	(12,222)	(10,205)
Fixed assets and intangibles	(1,766)	(1,624)
Domestic International Sales Corporation deferral	(1,722)	(1,609)
Other	(678)	(823)

Deferred tax liability	(16,388)	(14,261)

Deferred tax liability, net	$(7,361)	$(4,965)

      Management believes that it is more likely than not that net deferred tax assets will be realized.

NOTE 6.	EMPLOYEE BENEFIT PROGRAMS

      In December 2001, the Board of Directors approved actions to proceed with amendments limiting future increases in benefits under the company’s Defined Benefit Pension Plan (the “Plan”), freezing membership in the Plan, and providing for improvements to the company’s deferred savings plan (the “401(k) Plan”). Accordingly, the approval to amend the Defined Benefit Pension Plan resulted in a curtailment loss of $0.8 million in the fourth quarter of 2001.

      In February 2002, the Board of Directors approved the specific retirement program changes that limited future increases in benefits under the company’s Plan, froze membership in the Plan, and provided for improvements to the company’s 401(k) Plan. Actual changes to the company’s Plan and 401(k) Plan were effective July 1, 2002.

      The company’s Plan is non-contributory, covering substantially all employees of the company who had completed a year of service prior to July 1, 2002. This benefit, available to participants, will increase by 3% each year while an employee is working at the company. Employees must be actively employed on the last day of the year to realize this increase in benefits. This increase in benefits is included as a factor in estimating the company’s periodic pension cost and projected benefit obligation.

      In selecting the expected long-term rate of return on assets, the company considered its investment return goals stated in the Plan’s investment policy. The company, with input from the Plan’s professional investment managers, also considered the average rate of earnings expected on the funds invested or to be invested to provide Plan benefits. This process included determining expected returns for the various asset classes that comprise the Plan’s target asset allocation. Based on this analysis, the company’s overall expected long-term rate of return on assets is over 9.0%; however, the company determined

DYNAMICS RESEARCH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that the selection of a 9.0% long-term asset return assumption is more appropriate and prudent. This basis for selecting the expected long-term asset return assumption is consistent with the prior year.

      The company’s funding policy is to contribute at least the minimum amount required by the Employee Retirement Income Security Act of 1974. Additional amounts are contributed to assure that plan assets will be adequate to provide retirement benefits. Contributions are intended to provide for benefits earned through the Plan curtailment, as well as the 3% annual increases thereafter. The company expects to contribute $3.7 million to the Plan in 2004.

      In 2003, the company changed its Plan measurement date to November 30, 2003 to facilitate its fiscal year-end accounting for and disclosure of its Plan assets, liabilities, income and expense. However, the income and expense in 2003 has been estimated for the entire year.

Periodic Pension Cost (in thousands)

	Year ended December 31,

	2003	2002	2001

Service cost — benefits earned during the period	$—	$1,168	$2,470
Interest cost on projected benefit obligation	3,808	3,487	3,476
Expected return on plan assets	(3,310)	(3,785)	(3,684)
Amortization of prior service cost	—	—	220
Amortization of transition obligation	—	—	35
Recognized actuarial loss	1,198	102	72

Net periodic pension cost	1,696	972	2,589
Recognized curtailment loss	—	—	819

Net periodic pension cost, including curtailment loss	$1,696	$972	$3,408

Changes in Benefit Obligations (in thousands)

	November 30,	December 31,
	2003	2002

Projected benefit obligation at beginning of year	$55,564	$50,712
Service cost — benefits earned during the period	—	1,168
Interest cost on projected benefit obligation	3,808	3,487
Benefits paid	(1,778)	(1,641)
Actuarial loss	5,823	1,838

Projected benefit obligation at end of year	$63,417	$55,564

DYNAMICS RESEARCH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Change in Plan Assets (in thousands)

	November 30,	December 31,
	2003	2002

Fair value of plan assets at beginning of year	$36,940	$42,034
Actual return on plan assets	5,819	(5,027)
Employer contributions	1,576	1,609
Benefits and expenses paid	(1,778)	(1,676)

Fair value of plan assets at end of year	$42,557	$36,940

Funded Status (in thousands)

	November 30,	December 31,
	2003	2002

Plan assets less than projected benefit obligation	$(20,860)	$(18,624)
Unrecognized net actuarial loss	18,858	16,742

Accrued pension liability	$(2,002)	$(1,882)

Weighted Average Assumptions Used to Determine Benefit Obligations at Measurement Date

	November 30,	December 31,
	2003	2002

Discount rate	6.25%	6.75%
Rate of compensation increase	N/A	4.00%

Weighted Average Assumptions Used to Determine Net Periodic Benefit Cost

	Year Ended December 31,

	2003	2002

Discount rate	6.25%	6.75%
Expected rate of return on assets	9.00%	9.00%
Rate of compensation increase	N/A	4.00%

      The company’s investment policy includes a periodic review of the Plan’s investment in the various asset classes. The current asset allocation target is 65% equities, 33% fixed income and 2% cash. The company’s asset allocations as of November 30, 2003 and December 31, 2002 are as follows:

	November 30,	December 31,
	2003	2002

Equity securities	67%	62%
Debt securities	28%	30%
Other	5%	8%

	100%	100%

      At both November 30, 2003 and December 31, 2002, the Plan was under-funded relative to its accumulated benefit obligations. As a result, the company recorded an additional liability of $2.4 million to reflect the required minimum pension liability of $13.7 million at November 30, 2003. In 2002, the company recorded an additional liability of $10.3 million to

DYNAMICS RESEARCH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reflect the required minimum pension liability of $11.3 million. These amounts are reflected, net of related tax effects, in the caption “Accumulated other comprehensive loss” in the company’s Consolidated Balance Sheets.

Additional Liability (in thousands)

	November 30,	December 31,
	2003	2002

Accumulated benefit obligation at end of year	$58,312	$50,168

Unfunded accumulated benefit obligation	$15,755	$13,227
Accrued pension liability	(2,002)	(1,882)

Additional minimum liability	$13,753	$11,345

      The company also maintains a cash or deferred savings plan, the 401(k) Plan. All employees are eligible to elect to defer a portion of their salary and contribute the deferred portion to the 401(k) Plan. Effective July 1, 2002, the company amended the 401(k) Plan, increasing the matching contribution to 50% of the first 6% of the employee contribution, adding a core contribution for all employees, in which the company contributes 1.5% of the employee’s eligible wages each pay period, even if the employee does not contribute to the 401(k) Plan and adding a discretionary profit sharing component to the 401(k) Plan. Prior to July 1, 2002, the company contributed an amount equal to 25% of the first 6% of an employee’s contribution to the 401(k) Plan.

      The company’s contributions to the 401(k) Plan aggregated $4.6 million, $2.5 million and $0.9 million in 2003, 2002 and 2001, respectively. Employee and company contributions are invested in one or more collective investment funds at the participant’s direction. The company’s contributions are subject to forfeitures of any non-vested portion if termination occurs within the first five years of employment.

      The company has a Supplemental Executive Retirement Plan, or SERP, for certain former key employees providing for annual benefits commencing on the sixth anniversary of the executive’s retirement. The cost of these benefits is being charged to expense and accrued using a projected unit credit method. Expense related to this plan was $23,800 in 2003, and $22,300 in both 2002 and 2001. The liability related to the SERP, which is unfunded, was $0.4 million at both December 31, 2003 and 2002, which the company believes is the present value of the obligation.

      On October 31, 2000, the Board of Directors approved a deferred compensation plan. The plan provides certain employees of the company the ability to annually elect to defer up to 100% of any cash incentive payments from the company and any salary in excess of the FICA earnings ceiling. Employee contributions are invested in selected mutual funds held within a Rabbi Trust. These investments, which the company has classified as trading securities in accordance with SFAS No. 115, Accounting for Certain Debt and Equity Securities (“SFAS 115”), are recorded at fair value and reported as a component of Other noncurrent assets in the company’s Consolidated Balance Sheets. Amounts recorded as deferred compensation liabilities for certain employees are measured based on the fair value of investments due to participants. Changes in obligations to participants as a result of gains or losses on the fair value of the investments are reflected as a component of compensation expense. At December 31, 2003 and 2002, $0.9 million and $0.7 million, respectively, had been deferred under the plan.

      The company also has a deferred compensation plan under which non-employee directors may elect to defer their directors’ fees. Amounts deferred for each participant are credited to a separate account, and interest at the lowest rate at which the company borrowed money during each quarter or, if there was no such borrowing, at the prime rate, is credited to each account quarterly. The balance in a participant’s account is payable in a lump sum or in installments when the participant ceases to be a director. In 2001, as allowed under this plan, deferred compensation balances having an aggregate value of approximately $0.3 million were converted into 23,577 shares of restricted company stock, based upon the fair market value of the stock at the date of conversion.

DYNAMICS RESEARCH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7.	FINANCING ARRANGEMENTS

      The company had outstanding debt of $16.8 million at December 31, 2003, comprised of $8.3 million on the mortgage on the company’s headquarters facility in Andover, Massachusetts and $8.5 million under the company’s revolving credit agreement. The company’s outstanding debt at December 31, 2002 of $23.4 million consisted of the mortgage on the company’s headquarters building in the amount of $8.8 million, $12.4 million in notes payable associated with the purchase of ANDRULIS, and an outstanding balance of $2.2 million on the company’s revolving credit agreement. The $12.4 million in notes payable had an interest rate of 4.0% and a maturity date of January 3, 2003. In January 2003, the notes payable associated with the purchase of ANDRULIS were paid in full with proceeds from the company’s revolving credit agreement.

      On December 26, 2002, the company entered into an installment payment agreement in connection with the purchase of its enterprise business system software. The company made the first payment on January 26, 2003, with the second and final payment due on January 26, 2004. The company recorded the liability using an imputed interest rate of 3.38%, which was its effective borrowing rate at December 31, 2002. This purchase commitment is reported as a component of Other accrued expenses in the company’s Consolidated Balance Sheets. On January 26, 2004, the company made the final payment of $0.6 million.

      Effective June 28, 2002, the company obtained a $50.0 million unsecured revolving credit agreement (the “Revolver”), replacing the previous revolving credit facility. The Revolver has a three-year term and is available to the company for general corporate purposes, including strategic acquisitions. The fee on the unused portion of the Revolver ranges from 0.25% to 0.50%, depending on the company’s most recently reported leverage ratio, and is payable quarterly in arrears. The company has the option to elect a fixed 30, 60 or 90-day term, at an interest rate of LIBOR plus 2.0% to 3.0%, depending on the company’s most recently reported leverage ratio, or the prime rate on any outstanding balance. Interest on the outstanding balance of the Revolver is payable monthly under the prime rate option or at the end of the elected term for the LIBOR rate option. At December 31, 2003, the outstanding balance under the Revolver was $8.5 million. The interest rate on the $7.5 million of this outstanding amount was 3.17% under the 60-day LIBOR rate option elected on December 15, 2003. The interest rate on the remaining $1.0 million outstanding was 3.16% under a 30-day LIBOR rate option elected on December 15, 2003. At December 31, 2002, the outstanding balance under the Revolver was $2.2 million, which was the maximum outstanding balance for the year. The interest rate on the balance outstanding under the Revolver was 4.25% based on the prime rate at December 31, 2002.

      The company has a 10-year mortgage loan (the “Mortgage”), dated June 12, 2000, as amended and restated on June 28, 2002, on its corporate office facility. The agreement requires quarterly principal payments of $125,000, with a final payment of $5.0 million in May 2010. Interest on the Mortgage accrued at the rate of LIBOR plus 2.5% through November 5, 2001. Effective November 6, 2001, the interest rate was reduced to LIBOR plus 2.0%. The interest rate on the Mortgage under the 90-day option, elected at October 14, 2003, was 3.15% at December 31, 2003. The interest rate on the Mortgage at December 31, 2002, was 3.83% under the 90-day option, elected at October 15, 2002. The company’s outstanding balances on the Mortgage at December 31, 2003 and 2002 were $8.3 million and $8.8 million, respectively. The average interest rates on the outstanding balances were 3.22% and 3.97% during 2003 and 2002, respectively.

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

      On December 2003, the Revolver was amended to increase the capital expenditure limits in 2003 and 2004 to $9.0 million and $7.0 million, respectively, to allow for adjustments to the scheduled renovations of the company’s Andover, Massachusetts corporate office facility and the company’s investment in its new enterprise business system. On March 26, 2003, the Revolver was amended to base the covenant on total net worth and to exclude any adjustments to accumulated

DYNAMICS RESEARCH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other comprehensive loss from the covenant calculation. Management believes the company was in compliance with all loan covenants on December 31, 2003.

      The company’s debt repayments and accrued purchase commitment are due as follows (in thousands):

Year ended December 31,
2004	$9,554
2005	500
2006	500
2007	500
2008	500
Thereafter	5,750

$17,304

NOTE 8.	STOCK PLANS

      The company has stock option plans, which are administered by the Compensation Committee of the Board of Directors (the “Committee”). The Committee determines which employees receive options, the number of options granted and the option prices of the shares covered by each stock option grant.

      The 1993 Equity Incentive Plan (the “1993 Plan”) permits the company to grant incentive stock options, nonqualified stock options, stock appreciation rights, awards of nontransferable shares of restricted common stock and deferred grants of common stock. The option price of incentive stock options will not be less than the fair market value at the time the option is granted. The option period will not be greater than 10 years from the date the option is granted. Normally the stock options have been exercisable in three equal installments beginning one year from the date of the grant. Through shareholder approval, 580,800 shares were reserved for the 1993 Plan. The 1993 Plan expired on April 27, 2003. At that time, there were 12,808 shares available for future grants under the 1993 Plan.

      The company’s 1995 Stock Option Plan for Non-employee Directors provides for each outside director to receive options to purchase 5,000 shares of common stock at the first annual meeting at which the director is elected. As long as he or she remains an eligible director, the director receives options to purchase 1,000 shares of common stock at each annual meeting. These directors cannot be an employee of the company or one of its subsidiaries or a holder of five percent or more of the company’s common stock. The exercise price of these options is the fair market value of the common stock on the date of grant. Each option is not transferable except upon death and expires 10 years after the date of grant. The options become exercisable in three equal installments on the first, second and third anniversaries of the date of grant. A total of 132,000 shares were reserved for issuance. At December 31, 2003, 76,374 shares remained available for future grants. In 2002, the non-employee directors entitled to grants under this plan consented to forgo their rights to such grants and, accordingly, no shares were granted under this plan in 2002. Under the 2000 Plan, discussed below, options to purchase 60,000 shares of the company’s common stock, vesting one third each year over a three year period, were issued to non-employee directors in 2001.

      On January 18, 2000, the company’s shareholders approved the adoption of the 2000 Incentive Plan (the “2000 Plan”). The 2000 Plan allows the company to grant incentive stock options, nonqualified stock options, stock appreciation rights, awards of nontransferable shares of restricted common stock and deferred grants of common stock up to a total of 1.5 million shares. In the case of incentive stock options, the option price will not be less than the fair market value of the stock at the date of grant. The option period will not exceed 10 years from the date of grant. The terms of the 2000 Plan are substantially similar to those of the 1993 Plan. A total of 1.5 million shares were reserved for issuance, of which 97,359 shares remained available at December 31, 2003.

      On January 30, 2001, the company’s shareholders approved the 2000 Employee Stock Purchase Plan (the “ESPP”). The ESPP is designed to give eligible employees an opportunity to purchase common stock of the company through

DYNAMICS RESEARCH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accumulated payroll deductions. The purchase price of the stock is equal to 85% of the fair market value of a share of common stock on the first day or last day of each three month offering period, whichever is lower. All employees of the company or designed subsidiaries who customarily work at least 20 hours per week and do not own five percent or more of the company’s common stock are eligible to participate in the purchase plan. A total of 800,000 shares have been reserved for issuance under the ESPP, which commenced in May 2001. In 2003 and 2002, 171,228 and 126,962 shares were issued, respectively, under the ESPP.

      During 2001, the Board of Directors approved the Executive Long Term Incentive Program (the “ELTIP”), implemented under the provisions of the shareholder-approved 2000 Incentive Plan. The ELTIP provides incentives to program participants through a combination of stock options and restricted stock grants, which vest fully in seven years. The ELTIP allows for accelerated vesting based on the company’s achievement of specified financial performance goals. During the second quarter of 2001, the company granted under this plan stock options totaling 750,000 shares of common stock at fair market value and granted 121,000 shares of restricted common stock with approximately $1.1 million of compensatory value that is being amortized over the vesting period of the grant. In 2003, 2002 and 2001, the company recognized approximately $249,000, $149,000 and $90,000, respectively, of compensation expense under this plan. In the third quarter of 2002, a forfeiture of $27,000 occurred under the plan, which was recorded as a reduction to unearned compensation.

      In 2003, the company’s shareholders approved the 2003 Incentive Plan (the “2003 Plan”). The 2003 Plan allows the company to grant incentive stock options, non-qualified stock options, stock appreciation rights, awards of nontransferable shares of restricted common stock and deferred grants of common stock up to a total of 400,000 shares to directors or key employees of the company. In the case of incentive stock options, the option price may not be less than the fair market value of the stock at the date of grant. The option period may not exceed ten years from the date of grant. There were no options granted during 2003 under this Plan.

      Stock option information for 2003, 2002 and 2001 is as follows:

		Weighted
	Number of	average
	shares	price

Outstanding at December 31, 2000	1,076,660	$6.62
Granted	829,500	$9.01
Exercised	(136,127)	$6.28
Canceled	(18,880)	$7.52

Outstanding at December 31, 2001	1,751,153	$7.76
Granted	98,050	$16.50
Exercised	(99,607)	$6.84
Canceled	(35,090)	$9.38

Outstanding at December 31, 2002	1,714,506	$9.56
Granted	113,500	$12.32
Exercised	(84,734)	$7.76
Canceled	(38,386)	$11.58

Outstanding at December 31, 2003	1,704,886	$7.47

DYNAMICS RESEARCH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following tables summarize information about stock options outstanding and exercisable at December 31, 2003:

Options Outstanding

		Weighted
		average	Weighted
		remaining	average
		contractual	exercise
Range of exercise prices	Shares	life (years)	price

$ 3.13 – $ 7.50	445,500	5.01	$5.11
$ 7.51 – $13.68	1,185,292	7.42	$9.18
$13.69 – $18.60	48,493	8.18	$18.16
$18.61 – $24.50	25,601	8.02	$22.14

$ 3.13 – $24.50	1,704,886	6.82	$8.57

Options Exercisable

		Weighted
		average
		exercise
Range of exercise prices	Shares	price

$ 3.13 – $ 7.50	442,166	$5.09
$ 7.51 – $13.68	317,951	$8.63
$13.69 – $18.60	14,352	$18.53
$18.61 – $24.50	9,203	$22.20

$ 3.13 – $24.50	783,672	$8.34

      There were 646,691 and 521,386 stock options exercisable at December 31, 2002 and 2001, respectively.

NOTE 9. COMMITMENTS AND CONTINGENCIES

      The company conducts some of its operations in facilities that are under long-term operating leases. These leases expire at various dates through 2011, with various options to renew as negotiated between the company and its landlords. It is expected that in the normal course of business, leases that expire will be renewed or replaced. Rent expense under these leases (inclusive of real estate taxes and insurance) was $3.6 million in 2003, $4.2 million in 2002 and $4.1 million in 2001.

      On December 26, 2002, the company entered into an installment payment agreement in connection with the purchase of its enterprise business system software. The company made the first payment on January 26, 2003, with the second and last payment due and paid on January 26, 2004. The company recorded the liability using an imputed interest rate of 3.38%, which was its effective borrowing rate at December 31, 2002. The obligation is reflected in the table below as a purchase commitment.

DYNAMICS RESEARCH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Contractual obligations at December 31, 2003 were as follows (in thousands):

	Payments due by period

	Less than	Two to	Four to
	one year	three years	five years	Thereafter	Total

Revolver	$8,500	$—	$—	$—	$8,500
Long-term debt	500	1,000	1,000	5,750	8,250
Operating leases	4,771	5,549	3,293	3,288	16,901
Purchase commitments	554	—	—	—	554

Total contractual obligations	$14,325	$6,549	$4,293	$9,038	$34,205

      As part of the HJ Ford purchase, the company acquired a 40% ownership interest in a small disadvantaged business, as defined by the United States Government. This business is accounted for using the equity method. The company has continuing business relationships with this business and has provided it with a line of credit guaranteed in the amount of $0.2 million. The company’s guarantee is indemnified by the other shareholders of this business. At December 31, 2003, there was an outstanding balance of $0.1 million under this line of credit.

      The company has change of control agreements with certain of its employees that provide them with benefits should their employment with the company be terminated other than for cause or their disability or death, or if they resign for good reason within a certain period of time from the date of any change of control of the company.

      As a defense contractor, the company is subject to many levels of audit and review from various government agencies, including the Defense Contract Audit Agency, various inspectors general, the Defense Criminal Investigative Service, the General Accounting Office, the Department of Justice and congressional committees. Both related to and unrelated to its defense industry involvement, the company is, from time to time, involved in audits, lawsuits, claims, administrative proceedings and investigations. The company accrues for liabilities associated with these activities when it becomes probable that future expenditures will be made and such expenditures can be reasonably estimated. The company’s evaluation of the likelihood of expenditures related to these matters is subject to change in future periods, depending on then current events and circumstances, which could have material adverse effects on the company’s business, financial position, results of operations and cash flows.

      As previously disclosed, on October 26, 2000, two former company employees were indicted and charged with, among other violations, wire fraud and a conspiracy scheme to defraud the United States Air Force out of approximately $10 million through kickbacks and overcharging for computer components and services. The former employees collected the kickbacks and overcharges through separate and independent businesses. The company received no money from their scheme. When notified by the government of the employees’ conspiracy, the company fired the two employees and voluntarily cooperated with the government’s investigation. The company was not charged in the criminal case. Both former employees pled guilty and were sentenced to prison. The company believes that the government has recovered a substantial portion of the defrauded funds from the co-conspirators. Notwithstanding the company’s efforts to settle any claims against the company arising from the employees’ scheme, on October 9, 2003 the United States Attorney filed a civil complaint against the company in the United States District Court for the District of Massachusetts based in substantial part upon the actions and omissions of the former employees which gave rise to the criminal cases against them. In the civil action, the United States Attorney is asserting on behalf of the government claims against the company based upon the False Claims Act and the Anti-Kickback Act, in addition to certain common law and equitable claims. The United States Attorney seeks to recover up to three times its actual damages and penalties under the False Claims Act and double damages and penalties under the Anti-Kickback Act and to recover costs and interest. The company disputes the claims, believes it has substantive defenses, and intends to vigorously defend itself. However, the outcome of such litigation, if unfavorable, could have a material adverse effect on the company’s business, financial position, results of operations and cash flows. The company has filed a third party complaint, as part of the United States Attorney’s civil action, including an affirmative multiple damage claim for unfair and deceptive practices, against Storage Engine, Inc. (“Storage Engine”), formerly known as ECCS, Inc., and its president and director.

DYNAMICS RESEARCH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The complaint alleges that Storage Engine directly benefited from the kickback scheme alleged by the United States Attorney. Storage Engine, a supplier of computer components for the Air Force, made payments to the company’s two former employees through separate and independent businesses. Storage Engine and its president deny the allegations.

      On September 5, 2002, Genesis Tactical Group LLC (“Genesis”) asserted a cross-claim against Lockheed Martin Corporation (“Lockheed”) in the State of New York Supreme Court, County of Onondaga seeking $50.0 million in damages and against the company seeking $35.0 million in damages. These cross-claims arise out of a suit filed on July 30, 2002 by Lockheed against Tactical Communications Group LLC, Genesis and the company in the State of New York Supreme Court, County of Onondaga. The Lockheed suit relates to a contract for services that was sold to Genesis by the company pursuant to an asset purchase agreement in 2001. By the terms of the asset purchase agreement, the company’s liability to Genesis is limited to $300,000, other than for intentional misrepresentation, willful breach or fraud. Lockheed and Genesis have settled their outstanding issues, including a software ownership issue, and filed a stipulation of dismissal with prejudice. The Genesis claim for $35.0 million against the Company was related to the software ownership issue that was settled in favor of Genesis. Lockheed’s settlement demand to the company was $495,679 plus interest. The company believes that $311,679 of the demanded amount is for extra work and materials procured by Lockheed from Genesis and disputes the balance due to other mutually agreed contract changes between Lockheed and Genesis. The company will continue to defend against any and all claims by Lockheed and/or Genesis. While the company believes that the possibility of a material adverse effect on the company’s business, financial position, results of operations and cash flows is remote, there can be no assurance as to the outcome.

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

      In 2003, approximately 93% of the company’s revenues were derived from sales to United States Government agencies, primarily the Department of Defense. All of the company’s United States Government contracts are subject to termination for convenience in accordance with government regulations. In 2003, sales to agencies of state and local governments comprised approximately 5% of revenues. Many of the contracts the company has won are multi-year efforts. In accordance with state laws, funding must be approved annually by the state’s legislatures.

NOTE 10. PREFERRED STOCK PURCHASE RIGHTS

      On February 17, 1998, the company declared a dividend distribution of one preferred stock purchase right (the “Right”) for every outstanding share of common stock, effective July 27, 1998. The Rights attach to all outstanding shares of common stock, and no separate right certificates will be issued. The Rights will become exercisable upon the tenth business day following the earlier of: (a) the date of a public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding shares of common stock of the company; or (b) the commencement or announcement of an intention to make a tender offer or exchange offer that would result in a person or group owning 15% or more of the outstanding common stock of the company.

      When exercisable, each Right entitles the registered holder to purchase from the company one-twelfth of a share of its Series B Participating Preferred Stock, $0.10 par value, at a price of $54.17 per each one-twelfth share of preferred stock. Until a Right is exercised, the holder thereof, as such, will have no rights as a shareholder of the company, including, without limitation, the right to vote or to receive dividends. Under certain circumstances, each share of the Series B Participating Preferred Stock would be convertible into a number of shares of the company’s common stock having a value equal to twice the exercise price of the preferred stock purchase right. The Rights may be redeemed by the company at the discretion of the Board of Directors at a price of $0.0083 per Right. The Rights expire on July 27, 2008.

DYNAMICS RESEARCH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11. BUSINESS ACQUISITIONS

ANDRULIS

      On December 20, 2002, the company completed the acquisition of all of the outstanding shares of capital stock of ANDRULIS, a provider of information technology and engineering solutions to federal government customers in the defense and federal civilian sectors. The transaction was accounted for as a purchase transaction in accordance with SFAS 141. In consideration, the company paid the selling stockholders $12.2 million of net cash and issued three separate promissory notes payable aggregating $12.4 million, due January 2, 2003, at an interest rate of 4.0%. In addition, the company incurred $1.1 million of transaction costs and $0.7 million of exit costs. The notes were settled in January 2003. The company used cash on hand and its $50.0 million revolving credit facility to fund the cash payments to the selling stockholders. The purchase price was finalized upon the completion of independent appraisals and determination of the fair values of the assets acquired and liabilities assumed, in accordance with the purchase agreement, during the third quarter of 2003. As a result of this process, the company made an additional payment of $0.3 million to the selling stockholders for the amount that the acquired net assets exceeded the target asset value as stipulated in the purchase agreement.

      A portion of the excess of purchase price over the fair value of net tangible assets acquired has been allocated to identifiable intangible assets with estimated useful lives ranging between two and five years, based upon an independent appraisal. These assets are being amortized based upon an analysis of expected cash flows. The balance of the excess purchase price was recorded as goodwill.

      A summary of the transaction and the allocation of the purchase price is as follows (in thousands):

Consideration:
Cash, net of cash acquired of $1,709	$12,172
Notes payable issued to selling stockholders	12,400
Transaction costs	1,116
Exit costs	705

Total consideration	26,393

Allocation of consideration to assets acquired/(liabilities assumed):
Working capital, excluding cash acquired of $1,709	4,459
Property and equipment	649
Other noncurrent assets	30
Other liabilities	(1,934)

Total fair value of net tangible assets acquired	3,204

Excess of consideration over fair value of net tangible assets acquired	23,189

Allocation of excess consideration to identifiable intangible assets:
Customer relationships	1,300
Non-competition agreements	1,340

2,640

Allocation of excess consideration to goodwill	$20,549

HJ Ford

      On May 31, 2002, the company completed the acquisition of all of the outstanding voting common stock of HJ Ford. HJ Ford helps its clients manage operational process and acquisition programs through systems and information engineering, information technology, enterprise engineering and acquisition program support. The transaction was accounted for as a

DYNAMICS RESEARCH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      As part of this purchase, the company acquired a 40% ownership interest in a small disadvantaged business. This business is accounted for using the equity method. The company has continuing business relationships with this business and has provided it with a line of credit guarantee in the amount of $0.2 million. The company’s guarantee is indemnified by the other shareholders. At December 31, 2003, there was an outstanding balance of $0.1 million under this line of credit.

      A portion of the excess of purchase price over the fair value of net tangible assets acquired has been allocated to identifiable intangible assets with estimated useful lives ranging between two and four years, based upon an independent appraisal. These assets are being amortized based upon analysis of expected cash flows. The balance of the excess purchase price was recorded as goodwill.

      A summary of the transaction and the allocation of the purchase price is as follows (in thousands):

Consideration:
Cash, net of cash acquired of $554	$10,251
Transaction costs	342
Exit costs	140

Total consideration	10,733

Allocation of consideration to assets acquired/(liabilities assumed):
Working capital, excluding cash acquired of $554	3,054
Property and equipment	195
Other noncurrent assets	222
Long-term debt	(700)

Total fair value of net tangible assets acquired	2,771

Excess of consideration over fair value of net tangible assets acquired	7,962

Allocation of excess consideration to identifiable intangible assets:
Customer relationships	1,400
Non-competition agreements	400

1,800

Allocation of excess consideration to goodwill	$6,162

      The company fully paid the long-term debt of $0.7 million in the second quarter of 2002 and canceled the related loan agreement.

Pro forma results of operations

      The following pro forma results of operations for the year ended December 31, 2002 have been prepared as if the ANDRULIS and HJ Ford acquisitions had occurred as of January 1, 2002. These pro forma results include adjustments for

DYNAMICS RESEARCH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the amortization of intangible assets with finite useful lives, the elimination of intercompany transactions and adjustments for the effect of income taxes. The pro forma information should be read in conjunction with the related historical information, and does not purport to be indicative of the results of operations that would have been attained had the acquisitions been made as of January 1, 2002, or of results of operations that may occur in the future (in thousands, except per share data):

Year ended
December 31,
2002

Revenue	$240,513
Net income	$7,390
Net income per share — basic	$0.92
Net income per share — diluted	$0.83

NOTE 12.     GOODWILL AND INTANGIBLE ASSETS

      Components of the company’s identifiable intangible assets are as follows (in thousands):

	December 31, 2003		December 31, 2002

		Accumulated		Accumulated
	Cost	amortization	Cost	amortization

Customer relationships	$2,700	$1,187	$2,700	$257
Non-competition agreements	1,740	910	1,740	117

	$4,440	$2,097	$4,440	$374

      The company recorded amortization expense for its identifiable intangible assets of $1.7 million and $0.4 million in the years ended December 31, 2003 and 2002, respectively. Estimated future amortization expense for the identifiable intangible assets recorded by the company as of December 31, 2003 is as follows (in thousands):

2004	$1,520
2005	$489
2006	$167
2007	$167
2008	$—

      The changes in the carrying amount of goodwill for the year ended December 31, 2003 are as follows (in thousands):

	Systems and
	Services	Metrigraphics	Total

Balance at December 31, 2002	$26,169	$—	$26,169
Purchase accounting adjustments on prior period acquisitions	542	—	542

Balance at December 31, 2003	$26,711	$—	$26,711

      Purchase accounting adjustments are primarily comprised of $0.3 million of additional consideration to the former stockholders of ANDRULIS related to the fair value of assets acquired, $0.1 million of additional transaction costs incurred and $0.1 million of net final adjustments to liabilities assumed, including $0.3 million to increase liabilities for changes in estimate for transaction cost and severance accruals, and $0.2 million to reverse liabilities for which accruals are no longer required. The company is required to perform an annual impairment test of its goodwill under the provisions of SFAS 142. Impairment exists when the carrying value of goodwill is not recoverable and its carrying amount exceeds its fair value. SFAS 142 requires a two-step impairment testing approach. Companies must first determine whether goodwill is impaired

DYNAMICS RESEARCH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and if so, they must value that impairment based on the amount by which the book value exceeds the estimated fair value. As a result of the annual impairment test performed as of December 31, 2003, the company determined that the carrying amount of goodwill did not exceed its fair value and, accordingly, did not record a charge for impairment. However, there can be no assurance that goodwill will not be impaired in subsequent periods.

NOTE 13.     BUSINESS SEGMENT, GEOGRAPHIC, MAJOR CUSTOMER AND RELATED PARTY INFORMATION

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

      The company evaluates performance and allocates resources based on operating income. The operating income for each segment includes amortization of intangible assets and selling, general and administrative expenses directly attributable to the segment. All corporate operating expenses are allocated between the segments based on segment revenues, including depreciation. However, depreciation related to corporate assets that is subsequently allocated to the segment operating results is included in the table below. Sales between segments represent less than 1% of total revenue and are accounted for at cost. Corporate assets are primarily comprised of cash and cash equivalents, the company’s corporate headquarters facility in Andover, Massachusetts, the deferred tax asset, certain corporate prepaid expenses and other current assets, and valuation allowances.

DYNAMICS RESEARCH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Results of operations information for the company’s business segments for the years ended December 31, 2003, 2002 and 2001 is as follows (in thousands):

	Year ended December 31,

	2003	2002	2001

Revenues
Systems and Services	$237,876	$184,994	$179,350
Metrigraphics	6,932	7,616	10,914

	$244,808	$192,610	$190,264

Operating income
Systems and Services	$14,749	$11,513	$9,477
Metrigraphics	640	1,134	3,533

	$15,389	$12,647	$13,010

Depreciation
Systems and Services	$2,126	$1,997	$1,889
Metrigraphics	546	602	574

Depreciation of segment assets	2,672	2,599	2,463
Depreciation of corporate assets	335	593	526

	$3,007	$3,192	$2,989

Capital expenditures
Systems and Services	$1,246	$2,174	$2,162
Metrigraphics	6	329	692

Segment capital expenditures	1,252	2,503	2,854
Corporate capital expenditures	6,911	844	741

	$8,163	$3,347	$3,595

      Asset information for the company’s business segments and a reconciliation of segment assets to the corresponding consolidated amounts as of December 31, 2003 and 2002 is as follows (in thousands):

	December 31,

	2003	2002

Segment assets
Systems and Services	$98,274	$93,463
Metrigraphics	2,004	2,639

Total segment assets	100,278	96,102
Corporate assets	20,792	11,811
Discontinued operations	—	3,763

	$121,070	$111,676

      Revenue is attributed to geographic areas based on the customer’s location. The company does not have locations outside the United States; however, in rare instances, it may have contracts with sales representatives located in foreign

DYNAMICS RESEARCH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

countries and provide services at customer locations outside the United States. Domestic revenues comprised approximately 98% of revenues in 2003, 2002 and 2001.

      Revenues from Department of Defense (“DoD”) customers accounted for approximately 78%, 80% and 78% of total revenues in 2003, 2002 and 2001, respectively. Revenues earned from one significant DoD contract in the Systems and Services segment accounted for approximately 12%, 15% and 20% of the company’s total revenues in 2003, 2002 and 2001, respectively. This customer had no outstanding accounts receivable balance at December 31, 2003. This customer’s accounts receivable balance at December 31, 2002, was $3.4 million. A second significant contract in the Systems and Services segment comprised 18%, 11% and 13% of the company’s total revenues in 2003, 2002 and 2001, respectively. This customer had an accounts receivable balance of $1.6 million at December 31, 2003 and $4.8 million at December 31, 2002. The company had no other customer in any of the three years ended December 31, 2003, that accounted for more than 10% of revenues.

      As previously discussed, the company has a 40% interest in HMR Tech, which it accounts for using the equity method of accounting. This interest was acquired as a result of the company’s May 31, 2002 acquisition of HJ Ford. Accordingly, HMR Tech is considered a related party for the period subsequent to May 31, 2002. Revenues from HMR Tech for the year ended December 31, 2003 and the period from May 31, 2002 through December 31, 2002 were approximately $473,000 and $211,000, respectively. The amount due from HMR Tech included in accounts receivable at December 31, 2003 and 2002 were approximately $501,000 and $184,000, respectively. Related party transactions and amounts included in Accounts receivable are on standard pricing and contractual terms and manner of settlement for services of similar types at comparable volumes.

DYNAMICS RESEARCH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14. QUARTERLY RESULTS (UNAUDITED) (in thousands, except per share data)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2003
Revenues	$58,606	$62,138	$62,432	$61,632
Gross profit	$9,201	$10,005	$9,704	$11,151
Operating income	$2,965	$3,473	$4,263	$4,688
Income from continuing operations	$1,632	$1,958	$2,387	$2,678
Loss from discontinued operations	(357)	(856)	(147)	(275)
Loss on disposal of discontinued operations	(233)	—	—	(115)

Net income	$1,042	$1,102	$2,240	$2,288

Earnings (loss) per common share — diluted(1)
Income from continuing operations	$0.19	$0.23	$0.27	$0.30
Loss from discontinued operations	(0.04)	(0.10)	(0.02)	(0.03)
Loss on disposal of discontinued operations	(0.03)	—	—	(0.01)

Net earnings per common share	$0.12	$0.13	$0.25	$0.26

2002
Revenues	$47,059	$47,805	$47,154	$50,592
Gross profit	$7,030	$7,686	$7,605	$8,610
Operating income	$2,882	$3,417	$3,266	$3,082
Income from continuing operations	$1,686	$2,003	$1,984	$1,684
Loss from discontinued operations	(200)	(199)	(191)	(534)

Net income	$1,486	$1,804	$1,793	$1,150

Earnings (loss) per common share — diluted(1)
Income from continuing operations	$0.19	$0.22	$0.22	$0.20
Loss from discontinued operations	(0.02)	(0.02)	(0.02)	(0.07)

Net earnings per common share	$0.17	$0.20	$0.20	$0.13

(1)	Income (loss) per share is computed independently for each of the quarters presented; therefore, the sum of the quarterly income (loss) per share may not equal the total computed for the year.

      In the fourth quarter of 2002, the company determined that the service method of revenue recognition was the appropriate method for a small number of the company’s contracts performed during the periods presented in these financial statements. As a result, the company recorded a reduction in revenue of $0.1 million in that quarter to adjust for the cumulative effect of the change in revenue recognition. In the same quarter, the company adjusted for the cumulative effect of lease costs related to operating leases with rent escalations. The combined effect of these two adjustments reduced income from continuing operations by $0.3 million in the fourth quarter of 2002.

      In the fourth quarter of 2002, the company incurred fees in connection with the re-audit of the years ended December 31, 2001 and 2000, necessitated by the decision to divest the discontinued Encoder Division. The re-audit fees of $0.4 million are included in the loss from discontinued operations for that quarter.

DYNAMICS RESEARCH CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

		Additions

	Balance at	Charged to	Charged to	Deductions	Balance at
	Beginning	Costs and	Other	and	End
	of Period	Expenses	Accounts(A)	Write-offs	of Period

	(in thousands of dollars)
Allowance for doubtful accounts and sales returns
Year ended December 31,
2003	$373	$9	$(30)	$(31)	$321
2002	$1,271	$10	$(402)	$(506)	$373
2001	$1,028	$448	$—	$(205)	$1,271
Restructuring reserve
Year ended December 31,
2003	$168	$—	$—	$(168)	$—
2002	$—	$759	$—	$(591)	$168
2001	$152	$—	$—	$(152)	$—

(A)	Recovery of previously reserved amounts

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On November 13, 2003, the Audit Committee of the Board of Directors dismissed KPMG LLP (“KPMG”) as the independent accountants for the company, and on December 23, 2003, engaged Grant Thornton LLP (“Grant Thornton”) as its new independent accountants.

      The audit report of KPMG on the company’s consolidated financial statements as of and for the years ended December 31, 2002 and 2001 did not contain an adverse opinion or disclaimer of opinion, nor was such report qualified or modified as to uncertainty, audit scope or accounting principles.

      In connection with the audits of the company’s consolidated financial statements as of and for the years ended December 31, 2002 and 2001 and the subsequent interim period through November 13, 2003, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference to the subject matter of the disagreement in connection with their audit report. In addition, in connection with the audits of the company’s financial statements as of and for the years ended December 31, 2002, there were no reportable events as defined in Item 302(a)(1)(v) of Regulation S-K, except that KPMG, in its Management Letter to the company following the completion of the audits, noted the following conditions which it considered to be reportable conditions as defined under standards established by the American Institute of Certified Public Accountants:

•	KPMG noted deficiencies in the processes used by management to review and document new customer contracts and modifications to existing customer contracts for purposes of determining the proper revenue recognition model.

•	KPMG noted deficiencies in the systems and processes used in the preparation of the financial statements and the lack of proper management review and account reconciliation and analysis.

•	It was noted that personnel responsible for accounting and financial reporting did not have sufficient background or were overloaded with normal day-to-day activities. It was also noted that they lacked the Securities and Exchange Commission (“SEC”) and Generally Accepted Accounting Principles (“GAAP”) experience necessary to ensure compliance with financial reporting and disclosure requirements. Among other things, it was recommended that the company strengthen its level of SEC and GAAP accounting experience.

      The company has taken a number of measures in 2003 intended to effectively address these reportable conditions.

      KPMG noted that none of these reportable conditions was believed to be a material weakness, and it issued an unqualified audit opinion on the financial statements as of and for the years ended December 31, 2002 and 2001. All reportable conditions were discussed with the company’s Audit Committee, and the company authorized KPMG to respond fully to the inquiries, if any, of its new accountant concerning these reportable conditions.

      During the fiscal years ended December 31, 2002 and 2001 and through the appointment of Grant Thornton, the company has not consulted with Grant Thornton regarding any of the following:

•	the application of accounting principles to a specified transaction, either completed or proposed;

•	the type of audit opinion that might be rendered on the company’s financial statements; or

•	any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9A. CONTROLS AND PROCEDURES

      We strive to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      Our company carried out an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended, of the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2003. While we have identified internal control weaknesses, which are discussed below, our evaluation indicated that these weaknesses did not impair the effectiveness of our overall disclosure controls and procedures and we have concluded that the company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as specified in the Securities and Exchange Commission’s rules and forms.

2003 Assessment

      In evaluating our internal controls we sought to determine whether there were any significant deficiencies under standards established by the American Institute of Certified Public Accountants (“AICPA”). In 2004, our management and Audit Committee were notified by our engaged accountants, Grant Thornton LLP (“Grant Thornton”), of the existence of two significant deficiencies.

      The first significant deficiency relates to the company’s accounting policy regarding the recognition of liabilities for subcontractor work performed but not invoiced. Under the company’s accounting policy, at the end of each reporting period, the company’s recognition of liabilities for un-invoiced subcontractor work performed was deferred until the following accounting period, which is not consistent with Generally Accepted Accounting Principles (“GAAP”).

      Grant Thornton recommended that the company develop policies and procedures to estimate and capture this data and record the amounts in the proper period. This condition also suggests the need for the company to review its GAAP training procedures and strengthen its accounting resources.

      This deficiency relates to recognition of liabilities and assets for subcontractor work performed in the last month of a reporting period. The company’s policy was to recognize the liabilities and the related assets in the month following the end of the reporting period, coincident with the recognition of related costs and revenues, when known and determinable, and generally when invoices were received. The company concurred with Grant Thornton’s finding, recorded liabilities and related assets of $2.4 million at December 31, 2003, and has revised its policy to record the liabilities and related assets in the period in which the services are performed. The company continues to recognize costs and revenues consistent with its policy. In addition, the company continues to assess opportunities to strengthen its accounting capabilities beyond the progress made in 2003.

      The second deficiency relates to the company’s manually intensive financial reporting process, which can limit the time for internal review. Although Grant Thornton did not note any material adjustments as a result of this condition, the potential for errors exists. Both the company and Grant Thornton expect the implementation of the company’s new enterprise business system to assist in resolving this deficiency.

      Grant Thornton recommends that the company consider updating its current accounting and reporting system to a more automated system so that management will have adequate time to analyze, record and review account balances for accuracy, and that senior management reevaluate the current organizational structure to determine if additional resources are necessary. The company placed its PeopleSoft-based enterprise business system into service effective January 1, 2004, and is undergoing full implementation in the first half of 2004. The company anticipates implementation of this system will substantially mitigate this weakness.

      The company plans to assess regularly the quantity and effectiveness of its resources and to continue to invest in its employees to improve the effectiveness of both the individual employees and the overall organization.

2002 Assessment

      In 2003, our management and Audit Committee were notified by our then engaged accountants, KPMG LLP, of the existence of three significant deficiencies relating to our operations for the year ended December 31, 2002. These significant deficiencies were not believed to be material weaknesses, either individually or in the aggregate.

      The first significant deficiency related to contract initiation and set-up for certain fixed price contracts. During its audit of the year ended December 31, 2002, KPMG noted that the company had seven fixed-price contracts that qualified as service-type contracts which should have been accounted for on a proportional performance basis using an output method, rather than under the percentage-of-completion method provided for by AICPA Statement of Position 81-1, Accounting for Construction-Type Contracts. Accordingly, the company instituted additional controls intended to ensure that new contracts are reviewed at inception and that the appropriate method of revenue recognition is applied.

      The second significant deficiency related to our quarterly and year-end closing procedures and consolidation. KPMG noted findings related to financial systems and processes, as well as account reconciliation review. The company took several measures that improved its closing and account reconciliation processes including, among other things, monthly operational review of results by the chief operating officer; a pre-closing review of critical items with the auditors; the establishment of daily close meetings with all general accounting personnel and business controllers; the assignment of standard journal numbers for all standard journal entries; the consolidation and reduction in the number of bank accounts; the review and sign-off of all material account reconciliations by the responsible supervisor or controller; and the implementation, effective January 1, 2004, of the company’s new PeopleSoft-based enterprise business system for contract and financial management.

      The third significant deficiency related to the level of SEC and generally accepted accounting principles, or GAAP, experience of our personnel responsible for accounting and financial reporting. In 2003, the company added staff intended to strengthen its skills and experience in this area, including an External Reporting Manager, a new General Accounting Manager, an addition to the tax accounting staff, several additions to the general accounting staff and an addition to the internal audit staff of an internal controls oversight position.

      While we have taken or begun to take the foregoing steps in order to address the efficacy of our disclosure controls and procedures, the adequacy of the steps we have taken to date and the steps we are still in the process of completing is subject to continued management review supported by confirmation and testing by our internal and external auditors.

      Other than the foregoing matters, since the date of the evaluation, supervised by our management, there have been no changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information with respect to Directors of the company required by this item is hereby incorporated by reference to the company’s definitive proxy statement to be filed by the company within 120 days after the close of its fiscal year. Information with respect to the Executive Officers of the company is included in Part I Item 4 of this Annual Report on Form 10-K.

      A copy of the company’s code of ethics, which applies to its principal executive officer, principal financial officer, principal accounting officer and controller, may be obtained free of charge through the company’s internet website at http://www.drc.com.

Item 11.	EXECUTIVE COMPENSATION

      The information required by this Item 11 is hereby incorporated by reference to the company’s definitive proxy statement to be filed by the company within 120 days after the close of its fiscal year.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Other than as set forth below, the information required by this Item 12 is hereby incorporated by reference to the company’s definitive proxy statement to be filed by the company within 120 days after the close of its fiscal year.

      The following table presents information about shares reserved for issuance for outstanding options, warrants, and appreciation rights granted under the company’s equity compensation plans as of December 31, 2003.

Equity Compensation Plan Information

			Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders (1)	1,354,886	$9.07	1,075,543

Equity compensation plans not approved by security holders:
(2)	250,000	$4.44	—
(3)	100,000	$12.14	—

	350,000		—

Total	1,704,886	$8.57	1,075,543

(1)	Includes the number of shares subject to options issued under the following plans: 1993 Equity Incentive Plan, 1995 Stock Option Plan for Non-Employee Directors, 2000 Incentive Plan, 2000 Employee Stock Purchase Plan and 2003 Incentive Plan.

(2)	In 1999, the company granted Mr. Regan 250,000 non-qualified stock options to purchase shares of the company’s common stock. The option price is $4.44, which was the fair market value of the common stock at the date of grant. Twenty percent of the options vested immediately. An additional 20% vest in each successive year from the date of grant. The options expire ten years from the date of grant.

(3)	On February 19, 2003, the Board of Directors authorized the grant of 100,000 non-qualified stock options as an inducement for the hiring of a new executive officer. The grant was made on April 7, 2003, to William C. Hoover, President and Chief Operating Officer. The option price is $12.14, which was the fair market value of the common stock at the date of grant. The options will vest one-third on the first anniversary of employment and one third on each successive anniversary. The options expire ten years from the date of grant.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this Item 13 is hereby incorporated by reference to the company’s definitive proxy statement to be filed by the company within 120 days after the close of its fiscal year.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information required by this Item 14 is hereby incorporated by reference to the company’s definitive proxy statement to be filed by the company within 120 days after the close of its fiscal year.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

      (a) (1) and (2) Financial Statements and Financial Statement Schedule

      The consolidated financial statements of the company and Schedule II Valuation and Qualifying Accounts and Reserves of the company are listed in the index under Part II, Item 8, of this Annual Report on Form 10-K.

      Other financial statements schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the supplementary consolidated financial statements or notes thereto.

      (3) Exhibits

      The exhibits that are filed with this Annual Report on Form 10-K, or that are incorporated herein by reference, are set forth in the Exhibit Index hereto.

      (b) Reports on Form 8-K

      The following reports on Form 8-K were filed during the quarterly period ended December 31, 2003:

(1) Current Report on Form 8-K, dated November 13, 2003, filed on November 21, 2003, related to the company’s dismissal of KPMG LLP as its independent accountants.

(2) Current Report on Form 8-K/A, Amendment No. 1 to Form 8-K, dated November 13, 2003, filed on November 25, 2003, containing a letter from KPMG LLP to the U.S. Securities and Exchange Commission related to the company’s dismissal of KPMG LLP as its independent accountants.

(3) Current Report on Form 8-K, dated December 23, 2003, filed on December 24, 2003, related to the company’s engagement of Grant Thornton LLP as its independent accountants.

      The following reports on Form 8-K were furnished during the quarterly period ended December 31, 2003:

(4) Current Report on Form 8-K, filed on October 8, 2003, relating to a press release announcing a conference call to discuss a potential filing of a civil complaint by the U.S. Attorney’s Office in Boston, Massachusetts.

(5) Current Report on Form 8-K, filed on October 10, 2003, containing a transcript of the conference call held on October 8, 2003, to discuss a potential filing of a civil complaint by the U.S. Attorney’s Office in Boston, Massachusetts.

(6) Current Report on Form 8-K, filed on October 28, 2003, relating to a press release of the company’s quarterly results for the period ended September 30, 2003, and announcing a conference call re. same.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNAMICS RESEARCH CORPORATION

/s/ JAMES P. REGAN

James P. Regan,
Chairman and Chief Executive Officer

Date: March 15, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JAMES P. REGAN James P. Regan	Chairman and Chief Executive Officer	March 15, 2004

/s/ WILLIAM C. HOOVER William C. Hoover	President and Chief Operating Officer	March 15, 2004

/s/ DAVID KELEHER David Keleher	Vice President and Chief Financial Officer (Principal Financial Officer)	March 15, 2004

/s/ DONALD B. LEVIS Donald B. Levis	Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	March 15, 2004

/s/ JOHN S. ANDEREGG, JR. John S. Anderegg, Jr.	Director	March 15, 2004

/s/ FRANCIS J. AGUILAR Francis J. Aguilar	Director	March 15, 2004

/s/ KENNETH F. KAMES Kenneth F. Kames	Director	March 15, 2004

/s/ CHARLES P. MCCAUSLAND Charles P. McCausland	Director	March 15, 2004

/s/ JAMES P. MULLINS James P. Mullins	Director	March 15, 2004

EXHIBIT INDEX

Exhibit No.	Description	Reference

2.1	Stock Purchase Agreement, dated December 12, 2002, by and among Dynamics Research Corporation, Andrulis Corporation and the individuals listed on the signature page thereto.	A**
3.1	Restated Articles of Organization of the company, dated May 22, 1987.	B**
3.2	By-Laws of the company, dated May 22, 1987.	B**
3.3	Certificate of Vote of Directors Establishing Series A Preferred Stock, dated July 14, 1988.	C**
3.4	Certificate of Vote of Directors Establishing Series B Preferred Stock, dated February 17, 1998.	D**
3.5	Amendment, dated September 10, 1998, to the Certificate of Vote of Directors Establishing Series B Preferred Stock.	E**
3.6	Amendment, dated April 28, 1998, to the Articles of Organization of the company.	C**
3.7	Amendment, dated April 25, 2000, to the Articles of Organization of the company.	C**
4.1	Specimen certificate for shares of the company’s common stock.	F**
4.2	Rights Agreement, dated February 17, 1998, between Dynamics Research Corporation and the American Stock Transfer & Trust Company, as Rights Agent.	D**
10.1	Form of indemnification agreement for directors of the company.	G**
10.2	Severance Agreement between John S. Anderegg, Jr. and the company.	G* **
10.3	Deferred Compensation Plan for Non-Employee Directors of the company.	G* **
10.4	Form of Consulting Agreement by and between the company and Albert Rand.	H* **
10.5	Form of Supplemental Retirement Pension Agreement by and between the company and Albert Rand.	H* **
10.6	Amended 1993 Equity Incentive Plan.	I* **
10.7	Amended 1995 Stock Option Plan for Non-Employee Directors.	H* **
10.8	Mortgage Security Agreement and Assignment, dated February 10, 2000, by and among Dynamics Research Corporation and Brown Brothers Harriman & Co. and Family Bank, FSB.	J**
10.9	Amendment, dated June 12, 2000, to Mortgage Security Agreement and Assignment, by and among Dynamics Research Corporation and First Massachusetts Bank, N.A., f/k/a Family Bank, FSB.	K**
10.10	Employment Agreement between the company and James P Regan.	L* **
10.11	Change of Control Agreement between the company and James P. Regan.	L* **
10.12	2000 Incentive Plan.	M* **
10.13	Non-qualified Stock Option Agreement between the company and James P. Regan.	N* **
10.14	2000 Employee Stock Purchase Plan.	F* **
10.15	Special Severance Plan.	O* **
10.16	Senior Management Deferred Compensation Plan.	P* **
10.17	Amended and Restated Loan Agreement, dated June 28, 2002, by and among Dynamics Research Corporation, certain of its subsidiaries, and Brown Brothers Harriman & Co., Banknorth, N.A. and Key Corporation Capital Inc.	Q**
10.18	Amendment, dated December 16, 2002, to the Amended and Restated Loan Agreement, dated June 28, 2002, by and among Dynamics Research Corporation, certain of its subsidiaries, and Brown Brothers Harriman & Co., Banknorth, N.A. and Key Corporation Capital Inc.	A**
10.19	Second Amendment, dated June 26, 2002, to the Mortgage Security Agreement and Assignment, by and between Dynamics Research Corporation and Banknorth N.A., f/k/a First Massachusetts Bank, N.A., f/k/a Family Bank, FSB.	C**
10.20	Amendment and Waiver, dated March 26, 2003, to the Amended and Restated Loan Agreement, dated June 28, 2002, by and among Dynamics Research Corporation, certain of its subsidiaries, and Brown Brothers Harriman & Co., Banknorth, N.A. and Key Corporation Capital Inc.	C**

Exhibit No.	Description	Reference

10.21	Dynamics Research Corporation Special Severance Plan, as amended on May 14, 2003.	Filed herewith*
10.22	2003 Incentive Plan.	Filed herewith*
10.23	Third Amendment, dated December 23, 2003, to the Amended and Restated Loan Agreement, dated June 28, 2002, by and among Dynamics Research Corporation, certain of its subsidiaries, and Brown Brothers Harriman & Co., Banknorth, N.A. and Key Corporate Capital Inc.	Filed herewith
16.1	Letter regarding change in certifying accountant.	Filed herewith
21.1	Subsidiaries of the registrant.	Filed herewith
23.1	Consent of Independent Certified Public Accountants (Grant Thornton LLP)	Filed herewith
23.2	Independent Auditors’ Consent (KPMG LLP)	Filed herewith
23.3	Report of Independent Accountants on Financial Schedule (KPMG LLP)	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

A	Incorporated by reference to the company’s Current Report on Form 8-K filed on January 6, 2003.

B	Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarterly period ended June 17, 1987.

C	Incorporated by reference to the company’s Annual Report on Form 10-K for the year ended December 31, 2002.

D	Incorporated by reference to the company’s Form 8-A filed on June 25, 1998.

E	Incorporated by reference to the company’s Form 8-A/A filed on September 30, 1998.

F	Incorporated by reference to the company’s Registration Statement on Form S-8 (Registration No. 333-59706) filed on April 27, 2001.

G	Incorporated by reference to the company’s Annual Report on Form 10-K for the year ended December 31, 1991.

H	Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997.

I	Incorporated by reference to the company’s Annual Report on Form 10-K for the year ended December 31, 1998.

J	Incorporated by reference to the company’s Current Report on Form 8-K filed on March 24, 2000.

K	Incorporated by reference to the company’s Current Report on Form 8-K filed on June 27, 2000.

L	Incorporated by reference to the company’s Annual Report on Form 10-K for the year ended December 31, 1999.

M	Incorporated by reference to the company’s Schedule 14A filed on December 6, 1999.

N	Incorporated by reference to the company’s Registration Statement on Form S-8 (Registration No. 333-47838) filed on October 12, 2000.

O	Incorporated by reference to the company’s Annual Report on Form 10-K for the year ended December 31, 2001.

P	Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.

Q	Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

*	Management contract or compensatory plan or arrangement.

**	In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.