Form 10-Q
period 2004-03-31
DYNAMICS RESEARCH CORP
filed 2004-05-10
CIK 30822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [  ].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X]  [  ].

As of April 30, 2004, there were 8,560,362 shares of the Registrant’s Common Stock, $0.10 par value, outstanding.

DYNAMICS RESEARCH CORPORATION

Dynamics Research Corporation

Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31,	December 31,
	2004	2003
	(unaudited)	(audited)
Assets
Current assets
Cash and cash equivalents	$50	$2,724
Accounts receivable, net of allowances of $343 and $321 at March 31, 2004 and December 31, 2003, respectively	24,480	28,251
Unbilled expenditures and fees on contracts in process	50,476	34,257
Prepaid expenses and other current assets	3,245	2,145

Total current assets	78,251	67,377

Noncurrent assets
Property, plant and equipment, net	20,955	20,672
Deferred income taxes	2,340	2,337
Goodwill	26,711	26,711
Intangible assets, net	1,962	2,343
Other noncurrent assets	1,924	1,630

Total noncurrent assets	53,892	53,693

Total assets	$132,143	$121,070

Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$500	$500
Notes payable and revolver	15,226	8,500
Accounts payable	14,812	13,351
Accrued payroll and employee benefits	16,062	15,657
Deferred income taxes	9,503	9,698
Other accrued expenses	2,219	2,371
Discontinued operations	823	778

Total current liabilities	59,145	50,855

Long-term liabilities
Long-term debt, less current portion	7,625	7,750
Accrued pension liability	12,030	12,030
Other long-term liabilities	1,669	1,386
Discontinued operations	250	398

Total long-term liabilities	21,574	21,564

Total liabilities	80,719	72,419

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.10 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.10 par value, 30,000,000 shares authorized:
Issued - 9,931,606 and 9,822,508 shares at March 31, 2004 and December 31, 2003, respectively	993	982
Treasury stock -1,379,426 shares at both March 31, 2004 and December 31, 2003	(138)	(138)
Capital in excess of par value	38,496	36,642
Unearned compensation	(1,933)	(797)
Accumulated other comprehensive loss	(7,556)	(7,556)
Retained earnings	21,562	19,518

Total stockholders’ equity	51,424	48,651

Total liabilities and stockholders’ equity	$132,143	$121,070

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Dynamics Research Corporation

Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share data)

	Three months ended
	March 31,
	2004	2003
Contract revenue	$60,637	$56,929
Product sales	1,431	1,677

Total revenue	62,068	58,606

Cost of contract revenue	51,837	48,152
Cost of product sales	1,141	1,253
Selling, general and administrative expenses	5,335	5,781
Amortization of intangible assets	381	455

Total operating costs and expenses	58,694	55,641

Operating income	3,374	2,965
Interest expense, net	(213)	(277)
Other income	381	42

Income from continuing operations before provision for income taxes	3,542	2,730
Provision for income taxes	1,498	1,098

Income from continuing operations	2,044	1,632
Loss from discontinued operations, net of tax benefit of $240 in 2003	—	(357)
Loss on disposal of discontinued operations, net of tax benefit of $157 in 2003	—	(233)

Net income	$2,044	$1,042

Earnings (loss) per common share
Basic
Income from continuing operations	$0.24	$0.20
Loss from discontinued operations	—	(0.04)
Loss on disposal of discontinued operations	—	(0.03)

Net earnings per common share	$0.24	$0.13

Diluted
Income from continuing operations	$0.23	$0.19
Loss from discontinued operations	—	(0.04)
Loss on disposal of discontinued operations	—	(0.03)

Net earnings per common share	$0.23	$0.12

Weighted average shares outstanding
Weighted average shares outstanding - basic	8,394,265	8,116,515
Dilutive effect of options	608,862	529,402

Weighted average shares outstanding - diluted	9,003,127	8,645,917

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Dynamics Research Corporation

Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income
Three months ended March 31, 2004
(unaudited)
(in thousands)

			Common stock
	Preferred stock		Issued		Treasury stock
	Shares	Par value	Shares	Par value	Shares	Par value
Balance December 31, 2003 (audited)	—	$—	9,822	$982	(1,379)	$(138)

Issuance of common stock through stock options exercised and employee stock purchase plan	—	—	52	5	—	—
Issuance of restricted stock	—	—	71	7	—	—
Forfeiture of restricted stock	—	—	(10)	(1)	—	—
Repurchase and retirement of restricted stock	—	—	(3)	—	—	—
Amortization of unearned compensation, net of forfeiture	—	—	—	—	—	—
Tax benefit from stock options exercised and employee stock purchase plan	—	—	—	—	—	—
Net income	—	—	—	—	—	—

Balance March 31, 2004	—	$—	9,932	$993	(1,379)	$(138)

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Accumulated
	Capital in		other
	excess of	Unearned	comprehensive	Retained
	par value	compensation	loss	earnings	Total
Balance December 31, 2003 (audited)	$36,642	$(797)	$(7,556)	$19,518	$48,651

Issuance of common stock through stock options exercised and employee stock purchase plan	596	—	—	—	601
Issuance of restricted stock	1,286	(1,293)	—	—	—
Forfeiture of restricted stock	(91)	92	—	—	—
Repurchase and retirement of restricted stock	(36)	—	—	—	(36)
Amortization of unearned compensation, net of forfeiture	—	65	—	—	65
Tax benefit from stock options exercised and employee stock purchase plan	99	—	—	—	99
Net income	—	—	—	2,044	2,044

Balance March 31, 2004	$38,496	$(1,933)	$(7,556)	$21,562	$51,424

Comprehensive income is calculated as follows:
Net income		$2,044
Adjustments to Accumulated other comprehensive loss		—

Comprehensive income		$2,044

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Dynamics Research Corporation

Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income
Three months ended March 31, 2003
(unaudited)
(in thousands)

			Common stock
	Preferred stock		Issued		Treasury stock
	Shares	Par value	Shares	Par value	Shares	Par value
Balance December 31, 2002	—	$—	9,544	$954	(1,379)	$(138)

Issuance of common stock through stock options exercised and employee stock purchase plan	—	—	55	5	—	—
Issuance of restricted stock	—	—	23	3	—	—
Amortization of unearned compensation	—	—	—	—	—	—
Net income	—	—	—	—	—	—

Balance March 31, 2003	—	$—	9,622	$962	(1,379)	$(138)

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Accumulated
	Capital in		other
	excess of	Unearned	comprehensive	Retained
	par value	compensation	loss	earnings	Total
Balance December 31, 2002	$33,844	$(816)	$(6,881)	$12,846	$39,809

Issuance of common stock through stock options exercised and employee stock purchase plan	451	—	—	—	456
Issuance of restricted stock	204	(207)	—	—	—
Amortization of unearned compensation	—	49	—	—	49
Net income	—	—	—	1,042	1,042

Balance March 31, 2003	$34,499	$(974)	$(6,881)	$13,888	$41,356

Comprehensive income is calculated as follows:
Net income		$1,042
Adjustments to Accumulated other comprehensive loss		—

Comprehensive income		$1,042

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Dynamics Research Corporation

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three months ended
	March 31,
	2004	2003
Operating activities
Net income	$2,044	$1,042
Loss from discontinued operations	—	(357)
Loss on disposal of discontinued operations	—	(233)

Income from continuing operations	2,044	1,632

Adjustments to reconcile net cash provided by (used in) operating activities
Depreciation	874	800
Non-cash interest expense	31	37
Investment income from equity interest	(59)	(3)
Stock compensation expense	65	49
Tax benefit from stock options exercised	99	—
Amortization of intangible assets	381	455
Deferred income taxes	(198)	(69)
Change in operating assets and liabilities
Accounts receivable, net	3,771	1,188
Unbilled expenditures and fees on contracts in process	(15,521)	(1,468)
Prepaid expenses and other current assets	(1,100)	(910)
Accounts payable	763	(856)
Accrued payroll and employee benefits	405	1,157
Other accrued expenses	131	(471)

Net cash provided by (used in) continuing operations	(8,314)	1,541
Net cash provided by (used in) discontinued operations	(103)	851

Net cash provided by (used in) operating activities	(8,417)	2,392

Investing activities
Additions to property, plant and equipment	(1,157)	(833)
Dividends from equity investment	60	—
Increase in other assets	(326)	(79)

Net cash used in investing activities	(1,423)	(912)

Financing activities
Net borrowings (repayments) under revolving credit agreement and notes payable	6,726	(644)
Principal payments under mortgage agreement	(125)	(125)
Proceeds from the exercise of stock options and issuance of common stock	565	456

Net cash provided by (used in) financing activities	7,166	(313)

Net increase (decrease) in cash and cash equivalents	(2,674)	1,167
Cash and cash equivalents, beginning of period	2,724	1,076

Cash and cash equivalents, end of period	$50	$2,243

Supplemental information
Cash paid for interest	$167	$248
Cash paid (refunded) for income taxes, net	$(457)	$461

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNAMICS RESEARCH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The unaudited consolidated financial statements of Dynamics Research Corporation (“DRC” or the “company”) and its subsidiaries included herein have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all material adjustments that are of a normal and recurring nature necessary for a fair presentation of the results for the periods presented have been reflected. All material intercompany transactions and balances have been eliminated in consolidation. Certain amounts in previously issued financial statements have been reclassified to conform to current presentation. The results of the three month period ended March 31, 2004 may not be indicative of the results that may be expected for the year ended December 31, 2004. The accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in the company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) for the year ended December 31, 2003.

The company has a 40% ownership interest in a small disadvantaged business, as defined by the United States Government, which is accounted for using the equity method. This ownership interest is reported as a component of “Other noncurrent assets” in the company’s Consolidated Balance Sheets.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. For periods in which there is net income, diluted earnings (loss) per share is determined by using the weighted average number of common and dilutive common equivalent shares outstanding during the period, unless the effect is antidilutive.

Restricted shares of common stock that are subject to the satisfaction of certain conditions are treated as contingently issuable shares until the conditions are satisfied. These shares are excluded from the basic earnings (loss) per share calculation and included in the diluted earnings (loss) per share calculation.

Due to their antidilutive effect, approximately 67,000 and 100,000 options to purchase common stock were excluded from the calculation of diluted earnings per share for the first quarters of 2004 and 2003, respectively. However, these options could become dilutive in future periods.

Stock-Based Compensation

The company accounts for stock option plans under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The following table illustrates the effect of net income per common share as if the company had applied the fair value based method of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to all outstanding and unvested awards in each period for the purpose of recording expense for stock option compensation (in thousands of dollars, except per share data).

	Three months ended
	March 31,
	2004	2003
Net income, as reported	$2,044	$1,042
Deduct: Total stock-based employee compensation determined under fair-value-based method for all awards, net of related tax effects	(412)	(593)

Pro forma net income	$1,632	$449

Net earnings per share:
Basic, as reported	$0.24	$0.13
Basic, pro forma	$0.19	$0.06
Diluted, as reported	$0.23	$0.12
Diluted, pro forma	$0.18	$0.05

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The weighted average fair values of options granted were $10.88 and $8.33 in the first quarters of 2004 and 2003, respectively. The fair value of each option for the company’s plans is estimated on the date of the grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	Three months ended
	March 31,
	2004	2003
Expected volatility	68.54%	55.72%
Dividend yield	—	—
Risk-free interest rate	3.44%	4.02%
Expected life in years	7.0	8.06

Recent Accounting Pronouncements

In December 2003, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 104 (“SAB 104”). SAB 104 revises or rescinds certain portions of the interpretative guidance related to revenue recognition as previously interpreted in SAB No. 101, Revenue Recognition in Financial Statements (“SAB 101”). The implementation of the interpretative guidance in SAB 104 has not had any effect on the company’s financial position, results of operations or cash flows.

In December 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 132R (“SFAS 132R”), a revision of its original SFAS No. 132, Employers’ Disclosures About Pensions and Other Postretirement Benefits (“SFAS 132”). SFAS 132R revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. SFAS 132R retains the disclosure requirements contained in SFAS 132 and requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The company adopted this statement for the year ended December 31, 2003.

In May 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 addresses when an arrangement with multiple deliverables should be divided into separate units of accounting. The company adopted the consensus in the third quarter of 2003. The impact of adopting EITF 00-21 did not have a material impact on the company’s financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”). SFAS 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The company adopted the provisions of SFAS 150 on July 1, 2003. The company did not have any financial instruments within the scope of SFAS 150 at March 31, 2004, and, accordingly, the adoption of SFAS 150 did not have a material effect on its financial position, results of operations or cash flows.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments and hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), for decisions made: (a) as part of the Derivative Implementation Group process that requires amendment to SFAS 133; (b) in connection with other FASB projects dealing with financial instruments; and (c) in connection with the implementation issues raised related to the application of the definition of derivative. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for designated hedging relationships after June 30, 2003. SFAS 149 is required to be applied prospectively. The company does not currently have any derivative instruments and, accordingly, the adoption of SFAS 149 has not had any effect on its financial position, results of operations or cash flows.

In January 2003, the FASB issued FASB Interpretation No. (“FIN”) 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“FIN 46”). In December 2003, the FASB issued FIN No. 46R (“FIN 46R”), to clarify some of the provisions of FIN 46 and to exempt certain entities from its requirements. The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and how to determine when and which business enterprise should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either: (a) the equity investors (if any) do not have a controlling financial interest; or (b) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary and all other enterprises with a significant variable interest in a variable interest entity make additional disclosures. FIN 46 was effective immediately for variable interest entities created after January 31, 2003. FIN 46 had previously been effective for interim periods beginning after June 15, 2003, for variable interests in place prior to February 1, 2003; however, on October 10, 2003, the FASB issued a statement deferring the implementation of FIN 46 for these variable interests until the first reporting period beginning after December 15, 2003. The company acquired, as part of the May 31, 2002 purchase of HJ Ford Associates, Inc., a 40% ownership interest in a small disadvantaged business, as defined by the United States Government, which has been accounted for using the equity method. The company has provided a guarantee of the business’s line of credit, under which its maximum exposure is $0.2 million. The company has evaluated this investment and determined that it does not fall under the scope of FIN 46. Accordingly, the company will continue to account for this investment under the equity method, with no impact on the company’s financial position, results of operations or cash flows as a result of the adoption of FIN 46. The company currently has no other investments subject to the provisions of FIN 46.

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

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections (“SFAS 145”). SFAS 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, SFAS No. 44, Accounting for Intangible Assets of Motor Carriers and SFAS No. 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements. SFAS 145 also amends SFAS No. 13, Accounting for Leases, to eliminate the inconsistency in the required accounting for sale-leaseback transactions and other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The company adopted the provisions of SFAS 145 on January 1, 2003. The adoption of SFAS 145 did not have a material effect on the company’s financial position, results of operations or cash flows.

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

The company believes the following accounting policies affect the more significant judgments made and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

The company’s systems and services business provides its services under time and materials, cost reimbursable and fixed price contracts including service type contracts.

For time and materials contracts, revenue reflects the number of direct labor hours expended in the performance of a contract multiplied by the contract billing rate, as well as reimbursement of other billable direct costs. The risk inherent in time and materials contracts is that actual costs could differ materially from negotiated billing rates in the contract, which directly affects operating income.

For cost reimbursable contracts, revenue is recognized as costs are incurred and includes a proportionate amount of the fee earned. Cost reimbursable contracts specify the contract fee in dollars or as a percentage of estimated costs. The primary risk on a cost reimbursable contract is that a government audit of direct and indirect costs could result in the disallowance of certain costs, which would directly impact revenue and margin on the contract. Historically, such audits have had no material impact on the company’s revenue and operating income.

Under fixed price contracts, other than service-type contracts, revenue is recognized under the percentage of completion method, on the basis of costs incurred in relation to estimated total costs to complete the contract. Under service-type contracts, costs incurred are not indicative of progression toward completion of the contract. Revenue from service-type fixed price contracts is recognized ratably over the contract period or by other appropriate output methods to measure service provided, and contract costs are expensed as incurred. The risk to the company on a fixed price contract is that if actual costs exceed the estimated costs to complete the contract, then profit is eroded or losses are incurred.

For all types of contracts, the company recognizes anticipated contract losses as soon as they become known and estimable. Out-of-pocket expenses that are reimbursable by the customer are included in contract revenue and cost of contract revenue.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Unbilled expenditures and fees on contracts in process primarily represent the amounts of recoverable contract revenue that have not been billed at the balance sheet date. Most of the company’s unbilled expenditures and fees relate to revenue that is billed in the month after services are performed. In certain instances, billing is deferred in compliance with contract terms, such as milestone billing arrangements and withholdings. Costs related to United States Government contracts, including applicable indirect costs, are subject to audit by the government. Revenue from such contracts has been recorded at amounts the company expects to realize upon final settlement. At March 31, 2004, unbilled expenditures and fees also included subcontractor costs for the month of March 2004, for which invoices had not been received and for which revenues were not recognized, estimated at $3.1 million. The comparable amount included in unbilled expenditures and fees at December 31, 2003, was $2.4 million. The related liabilities were recorded as accounts payable.

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

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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

In connection with this transaction, in the first quarter of 2003, the company recorded charges aggregating $1.1 million before taxes as a loss on the disposal of discontinued operations. The components of these charges were $0.3 million of professional fees and $0.8 million of exit costs, comprised of $0.5 million for severance costs for approximately 45 Encoder Division employees and $0.3 million for future lease costs, net of contractual sublease income from GSI for the Encoder facility. During the first quarter of 2003, the company recognized, on a cash basis, $0.7 million received as the final royalty payment associated with the 1999 sale of its discontinued Telecommunications Fraud control business, which was recorded against the loss on the disposal of discontinued operations. This income, net of the $1.1 million of charges described above, resulted in a loss on the disposal of discontinued operations of $0.4 million before taxes, or a loss of $0.2 million, net of $0.2 million of income tax benefit. The company’s loss from discontinued operations, net of taxes, was $0.4 million, or $0.04 per diluted share, in the first quarter of 2003.

The activity for the three months ended March 31, 2004, related to the company’s exit cost accrual is as follows (in thousands):

	Balance		Adjustments	Expenditures	Balance
	December 31,		for changes	charged against	March 31,
	2003	Provision	in estimate	accrual	2004
Severance	$74	$—	$—	$—	$74
Lease	932	—	—	(148)	784

	$1,006	$—	$—	$(148)	$858

In addition to the exit cost accruals described above, liabilities of discontinued operations also include $67,000 related to liabilities of the Encoder Division not assumed by GSI in the purchase transaction.

The balance sheet captions for discontinued operations include the following (in thousands):

	March 31,	December 31,
	2004	2003
Current liabilities
Accrued payroll and employee benefits	$74	$74
Other accrued expenses	749	704

Total current liabilities	$823	$778

Long-term liabilities
Other long-term liabilities	$250	$398

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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

NOTE 4. GOODWILL AND INTANGIBLE ASSETS

Components of the company’s identifiable intangible assets are as follows (in thousands):

	March 31, 2004		December 31, 2003
		Accumulated		Accumulated
	Cost	amortization	Cost	amortization
Customer relationships	$2,700	$1,360	$2,700	$1,187
Non-competition agreements	1,740	1,118	1,740	910

	$4,440	$2,478	$4,440	$2,097

The company recorded amortization expense for its identifiable intangible assets of $0.4 million and $0.5 million for the three months March 31, 2004 and 2003, respectively. Estimated amortization expense on the company’s identifiable intangible assets for the remainder of the current year and each of the four subsequent years is as follows (in thousands):

Remainder of 2004	$1,140
2005	$489
2006	$166
2007	$167
Thereafter	$—

There were no changes in the carrying amount of goodwill during the three months ended March 31, 2004, as illustrated in the table below (in thousands):

	Systems and
	Services	Metrigraphics	Total
Balance at December 31, 2003	$26,711	$—	$26,711
Purchase accounting adjustments on prior period acquisitions	—	—	—

Balance at March 31, 2004	$26,711	$—	$26,711

NOTE 5. STOCK PLANS

The company has stock option plans that are administered by the Compensation Committee of the Board of Directors (the “Committee”) and the company’s Chief Executive Officer.

The company’s 2003 Incentive Plan allows the company to grant incentive stock options, non-qualified stock options, stock appreciation rights, awards of nontransferable shares of restricted common stock and deferred grants of common stock to directors or key employees of the company.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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

The company’s 2000 Employee Stock Purchase Plan allows eligible employees to purchase the company’s common stock through accumulated payroll deductions at a price per share of 85% of the lower of the fair market value price per share on the first or last day of each three month offering period. Participating employees may elect to have up to 10% of base pay withheld and applied toward the purchase of such shares.

The company’s 1995 Stock Option Plan for Non-employee Directors provides for each outside director to receive options to purchase shares of common stock at the first annual meeting at which the director is elected and at each subsequent annual meeting, provided he or she remains an eligible director and meets certain other independence criteria.

NOTE 6. BUSINESS SEGMENT, GEOGRAPHIC, MAJOR CUSTOMER AND RELATED PARTY INFORMATION

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

The Metrigraphics segment develops and builds components for original equipment manufacturers in the computer peripheral device, medical electronics, telecommunications and other industries, with the focus on the custom design and manufacture of miniature electronic parts that are intended to meet high precision requirements through the use of electroforming, thin film deposition and photolithography technologies.

The company evaluates performance and allocates resources based on operating income (loss). The operating income (loss) for each segment includes amortization of intangible assets and selling, general and administrative expenses directly attributable to the segment. All corporate operating expenses are allocated between the segments based on segment revenues, including depreciation. Sales between segments represent less than 1% of total revenues and are accounted for at cost. Corporate assets are primarily comprised of cash and cash equivalents, the company’s corporate headquarters facility in Andover, Massachusetts, the deferred tax asset, certain corporate prepaid expenses and other current assets, and valuation allowances.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Results of operations information for the company’s business segments for the three month periods ended March 31, 2004 and 2003, are as follows (in thousands):

	Three months ended
	March 31,
	2004	2003
Revenue
Systems and Services	$60,637	$56,929
Metrigraphics	1,431	1,677

	$62,068	$58,606

Operating income (loss)
Systems and Services	$3,468	$2,823
Metrigraphics	(94)	142

	$3,374	$2,965

Asset information for the company’s business segments and a reconciliation of segment assets to the corresponding consolidated amounts as of March 31, 2004 and December 31, 2003 is as follows (in thousands):

	March 31,	December 31,
	2004	2003

Segment assets
Systems and Services	$108,730	$98,274
Metrigraphics	1,855	2,004

Total segment assets	110,585	100,278
Corporate assets	21,558	20,792

	$132,143	$121,070

Revenue is attributed to geographic areas based on the customer’s location. The company does not have locations outside the United States; however, in rare instances, it may have contracts with sales representatives located in foreign countries and provide services at customer locations outside the United States. Domestic revenues consistently represent approximately 98% of the company’s consolidated revenues.

Revenues from Department of Defense (“DoD”) customers accounted for 80.3% and 77.2% of total revenues in the first quarters of 2004 and 2003, respectively. Revenues earned from one significant DoD contract in the Systems and Services segment accounted for approximately 18% and 17% of the company’s total revenues in the first quarters of 2004 and 2003, respectively, with an accounts receivable balance of approximately $9,000 at March 31, 2004. This customer had no outstanding accounts receivable balance at December 31, 2003. A second significant contract in the Systems and Services segment comprised approximately 11% of the company’s total revenues in the first quarters of both 2004 and 2003. This customer had accounts receivable balances of $2.9 million and $1.6 million at March 31, 2004 and December 31, 2003, respectively. The company had no other customer that accounted for more than 10% of revenues in the first quarter of either 2004 or 2003.

The company has a 40% interest in HMR Tech, a small disadvantaged business, as defined by the United States government, which it accounts for using the equity method of accounting. This interest was acquired as a result of the company’s May 31, 2002 acquisition of HJ Ford Associates, Inc. (“HJ Ford”). Accordingly, HMR Tech is considered a related party for all periods subsequent to May 31, 2002. Revenues from HMR Tech for the three months ended March 31, 2004, were approximately $97,000. The company did not recognize any revenues from HMR Tech in the first quarter of 2003. The amounts due from HMR Tech included in accounts receivable at March 31, 2004 and December 31, 2003, were approximately $196,000 and $501,000, respectively. Related party transactions and amounts included in accounts receivable are on standard pricing and contractual terms and manner of settlement for services of similar types at comparable volumes.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

NOTE 7. FINANCING ARRANGEMENTS

The company had outstanding debt of $23.3 million at March 31, 2004, comprised of $8.1 million on the mortgage on the company’s headquarters facility in Andover, Massachusetts and $15.2 million under the company’s revolving credit agreement. The company’s outstanding debt of $16.8 million at December 31, 2003, was comprised of $8.3 million on the mortgage on the company’s headquarters facility and $8.5 million under the company’s revolving credit agreement.

On December 26, 2002, the company entered into an installment payment agreement in connection with the purchase of its enterprise business system software. The company made the first payment on January 26, 2003, and the second and final payment of $0.6 million on January 26, 2004. The company had recorded the liability using an imputed interest rate of 3.38%, which was its effective borrowing rate at December 31, 2002. This purchase commitment is included as a component of “Other accrued expenses” in the company’s Consolidated Balance Sheet as of December 31, 2003.

The company obtained a $50.0 million revolving credit agreement (the “Revolver”), effective June 28, 2002. This Revolver replaced the company’s former revolving credit facility. The Revolver has a three-year term and is available to the company for general corporate purposes, including strategic acquisitions. The fee on the unused portion of the Revolver ranges from 0.25% to 0.50%, depending on the company’s most recently reported leverage ratio, and is payable quarterly in arrears. The company has the option to elect a fixed 30, 60 or 90 day term, at an interest rate of LIBOR plus 2.0% to 3.0%, depending on the company’s most recently reported leverage ratio, or to pay the base rate on any outstanding balance. Interest on the outstanding principal balance of the Revolver is payable monthly under the base rate option or at the end of the elected term for the LIBOR rate option. At March 31, 2004, the outstanding principal balance under the Revolver was $15.2 million, with $2.7 million borrowed at the base rate of 4.0%, $8.5 million borrowed at 3.11% under a 90 day LIBOR option elected on March 15, 2004 and $4.0 million borrowed at 3.09% under a 30 day LIBOR option elected on March 12, 2004. The weighted average interest rate on the $15.2 million outstanding at March 31, 2004, was 3.26%. At December 31, 2003, the outstanding principal balance under the Revolver was $8.5 million. The interest rate on $7.5 million of this outstanding amount was 3.17% under the 60 day LIBOR rate option elected on December 15, 2003. The interest rate on the remaining $1.0 million principal amount outstanding was 3.16% under the 30 day LIBOR rate option elected on December 15, 2003.

The company has a 10 year mortgage loan (the “Mortgage”), dated June 12, 2000, as amended and restated on June 28, 2002, on its corporate office facility in Andover, Massachusetts. The agreement requires quarterly principal payments of $125,000, with a final payment of $5.0 million due in May 2010. Interest on the Mortgage accrues at the rate of LIBOR plus 2.0%. The interest rate on the Mortgage under the 90 day LIBOR option, elected at January 12, 2004, was 3.14%, which was effective at March 31, 2004. The company’s outstanding principal balance on the Mortgage was $8.1 million and $8.3 million at March 31, 2004 and December 31, 2003, respectively.

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

On December 23, 2003, the Revolver was amended to increase the capital expenditure limits in 2003 and 2004 to $9.0 million and $7.0 million, respectively, to allow for adjustments to the scheduled renovations of the company’s Andover, Massachusetts corporate office facility and the company’s investment in its new enterprise business system. On March 26, 2003, the tangible net worth covenant of the Revolver was amended to base the covenant on total net worth and to exclude any adjustments to Accumulated other comprehensive loss from the covenant calculation. Management believes the company was in compliance with the Revolver and Mortgage agreements on March 31, 2004.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

NOTE 8. DEFINED BENEFIT PENSION PLAN

The components of net periodic benefit cost for the company’s defined benefit pension plan are below (in thousands):

	Three months ended
	March 31,
	2004	2003
Interest cost	$977	$674
Expected return on plan assets	(979)	(586)
Recognized actuarial loss	327	212

Net periodic benefit cost	$325	$300

The company’s defined benefit pension plan is frozen. No credit is earned for current service and no new participants are eligible to enter the plan; accordingly, the net periodic benefit costs do not include any charges for service cost. As previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2003, the company expects to contribute $3,725,000 to its pension plan in 2004. As of March 31, 2004, $416,461 of such contributions had been made.

NOTE 9. CONTINGENCIES

The company has a 40% ownership interest in a small disadvantaged business, as defined by the United States Government, which is accounted for using the equity method. The company has continuing business relationships with this business and has provided a guarantee of the business’s line of credit in the principal amount of $0.2 million. The company’s guarantee obligation is supported by a right of indemnification from the other shareholders of this business. At March 31, 2004, there was no outstanding balance under this line of credit.

The company has change of control agreements with certain of its employees that provide them with benefits should their employment with the company be terminated other than for cause or their disability or death, or if they resign for good reason within a certain period of time from the date of any change of control of the company.

As a defense contractor, the company is subject to many levels of audit and review from various government agencies, including the Defense Contract Audit Agency, various inspectors general, the Defense Criminal Investigative Service, the General Accounting office, the Department of Justice and congressional committees. Both related to and unrelated to its defense industry involvement, the company is, from time to time, involved in audits, lawsuits, claims, administrative proceedings and investigations. The company accrues for liabilities associated with these activities when it becomes probable the future expenditures will be made and such expenditures can be reasonably estimated. The company’s evaluation of the likelihood of expenditures related to these matters is subject to change in future periods, depending on then current events and circumstances, which could have material adverse effects on the company’s business, financial position, results of operations and cash flows.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

As previously disclosed, on October 26, 2000, two former company employees were indicted and charged with, among other violations, wire fraud and a conspiracy scheme to defraud the United States Air Force out of approximately $10 million through kickbacks and overcharging for computer components and services. The former employees collected the kickbacks and overcharges through separate and independent businesses. The company received no money from their scheme. When notified by the government of the employees’ conspiracy, the company fired the two employees and voluntarily cooperated with the government’s investigation. The company was not charged in the criminal case. Both former employees pled guilty and were sentenced to prison. The company believes that the government has recovered a substantial portion of the defrauded funds from the co-conspirators. Notwithstanding the company’s efforts to settle any claims against the company arising from the co-conspirators’ scheme, on October 9, 2003, the United States Attorney filed a civil complaint against the company in the United States District Court for the District of Massachusetts based in substantial part upon the actions and omissions of the former employees which gave rise to the criminal cases against them. In the civil action, the United States Attorney is asserting on behalf of the government claims against the company based upon the False Claims Act and the Anti-Kickback Act, in addition to certain common law and equitable claims. The United States Attorney seeks to recover up to three times its actual damages and penalties under the False Claims Act and double damages and penalties under the Anti-Kickback Act and to recover costs and interest. The company disputes the claims, believes it has substantive defenses, and intends to vigorously defend itself. However, the outcome of such litigation, if unfavorable, could have a material adverse effect on the company’s business, financial position, results of operations and cash flows. The company has filed a third party complaint, as part of the United States Attorney’s civil action, including an affirmative multiple damage claim for unfair and deceptive practices, against Storage Engine, Inc. (“Storage Engine”), formerly known as ECCS, Inc., and its president and director. The complaint alleges that Storage Engine directly benefited from the kickback scheme alleged by the United States Attorney. Storage Engine, a supplier of computer components for the Air Force, made payments to the company’s two former employees through separate and independent businesses. Storage Engine and its president have denied the allegations.

On September 5, 2002, Genesis Tactical Group LLC (“Genesis”) asserted a cross-claim against Lockheed Martin Corporation (“Lockheed”) in the State of New York Supreme Court, County of Onondaga, seeking $50.0 million in damages and against the company seeking $35.0 million in damages. These cross-claims arise out of a suit filed on July 30, 2003, by Lockheed against Tactical Communications Group LLC, Genesis and the company in the State of New York Supreme Court, County of Onondaga. The Lockheed suit relates to a contract for services that was sold to Genesis by the company pursuant to an asset purchase agreement in 2001. By the terms of the asset purchase agreement, the company’s liability to Genesis is limited to $300,000, other than for intentional misrepresentation, willful breach or fraud. Lockheed and Genesis have settled their outstanding issues, including a software ownership issue, and filed a stipulation of dismissal with prejudice. The Genesis claim for $35.0 million against the company was related to the software ownership issue that was settled in favor of Genesis. Lockheed’s settlement demand to the company was $496,000 plus interest. The company believes that $312,000 of the demanded amount is for extra work and materials procured by Lockheed from Genesis and disputes the balance due to other mutually agreed contract changes between Lockheed and Genesis. The company expects to continue to defend against any and all claims by Lockheed and/or Genesis. While the company believes that the possibility of a material adverse effect on the company’s business, financial position, results of operations and cash flows is remote, there can be no assurance as to the outcome.

The company has provided documents in response to a previously disclosed grand jury subpoena issued on October 15, 2002 by the United States District Court for the District of Massachusetts, directing the company to produce specified documents dating back to 1996. The subpoena relates to an investigation, currently focused on the period from 1996 to 1999, by the Antitrust Division of the Department of Justice into bidding and procurement activities involving the company and several other defense contractors who have received similar subpoenas and may also be subjects of the investigation. Although the company is cooperating in the investigation, it does not have a sufficient basis to predict the outcome of the investigation. Should the company be found to have violated the antitrust laws, the matter could have a material adverse effect on the company’s business, financial position, results of operations and cash flows.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

In the first quarter of 2004 and the year ended December 31, 2003, approximately 91% and 93%, respectively, of the company’s revenues were derived from sales to United States Government agencies, primarily the Department of Defense. All of the company’s United States Government contracts are subject to termination for convenience in accordance with government regulations. In the first quarter of 2004 and the year ended December 31, 2003, sales to agencies of state and local governments comprised approximately 7% and 5%, respectively, of revenues. Many of the contracts the company has won are multi-year efforts. In accordance with state laws, funding must be approved annually by the state’s legislatures.

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

OVERVIEW

DRC, founded in 1955, and headquartered in Andover, Massachusetts, provides information technology, engineering and other services focused on defense, public safety and citizen services for federal, state and local governments. DRC’s core capabilities are focused on information technology, engineering and technical subject matter expertise that pertain to the knowledge domains relevant to the company’s core customers.

The company has two reportable business segments: Systems and Services, and Metrigraphics. The Systems and Services segment provides technical and information technology services to government customers. These services include logistics information systems; business transformation; design, development, operation and maintenance of information technology systems; engineering services; defense acquisition management services; modeling and simulation; decision support; training systems and services; automated case management; and custom-built electronic test equipment and services. Revenues in this segment are reported in the caption “Contract revenue” in the company’s Consolidated Statements of Operations. The Metrigraphics segment develops and builds components for original equipment manufacturers (“OEM”) in the computer peripheral device, medical electronics, telecommunications and other industries, with the focus on the custom design and manufacture of miniature electronic parts that meet high precision requirements through the use of electroforming, thin film deposition and photolithography technologies. Revenues in this segment are reported in the caption “Product sales” in the company’s Consolidated Statements of Operations.

The company’s business growth strategy is focused on developing relationships with customers in defense, public safety and state citizen services markets whose missions are focused on one or more of these six strategic business areas: C4ISR (command, control, communications, computing, intelligence, surveillance and reconnaissance), logistics, readiness, military space, homeland security and health and human services. The strategy leverages six solution sets where DRC believes it has strong competencies and a record of meeting its customers’ most difficult challenges. These repeatable, proven, cost effective solutions are acquisitions management; training; business transformation; child welfare case management; network management; and decision support systems.

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

DYNAMICS RESEARCH CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2004 AND 2003

Revenues

The company reported revenues of $62.1 million in the first quarter of 2004, an increase of $3.5 million, or 5.9%, from $58.6 million in the same prior year period. The increase in revenues is attributable to internally generated growth.

Contract revenues for the Systems and Services segment increased 6.5%, to $60.6 million, in the first quarter of 2004, compared to $56.9 million in the same prior year period. Defense revenues grew 10.1%, or $4.6 million, in the first quarter of 2004, from $45.3 million in the comparable prior year period. Revenues from federal civilian agencies were $6.5 million for the quarter ended March 31, 2004, a decrease of 28.2% from the $9.0 million reported in the comparable prior year period. The increase in defense revenues is attributable to internally generated growth, primarily in the readiness and logistics markets. The decrease in federal civilian agency revenues is primarily the result of the completion of the company’s quality assurance work at the Bureau of Citizenship and Immigration Services and the delays in new contract awards by this agency. The company continues to await new contract awards by agencies in this sector and to pursue business opportunities in this area. State and local government revenues were $4.3 million in the first quarter of 2004, an increase of 65.0% from the comparable prior year period. This increase is principally attributable to increases in training and network management services with health and human services customers. A recently awarded fixed price systems development contract with the State of Ohio, with a total value of $30 million over a three year period, is projected to generate incremental revenues aggregating $5 million over the last three quarters of 2004.

Product sales for the Metrigraphics segment decreased 14.7%, to $1.4 million in the first quarter of 2004, from $1.7 million in the same quarter of 2003. The decrease reflects the continuing weak economic conditions in the manufacturing sector. The company remains concerned that further economic weakness could increase its adverse effect on this segment.

Gross margin

Gross margins were 14.6% and 15.7% in the first quarters of 2004 and 2003, respectively.

The company’s Systems and Services segment’s gross margin on contract revenues decreased to 14.5% in the first quarter of 2004, from 15.4% in the comparable prior year quarter. The decrease in the current quarter is primarily attributable to increased subcontractor costs and amortization and maintenance expenses related to the implementation of the company’s new PeopleSoft-based enterprise business system, which was placed into service on January 1, 2004. These factors were partially offset by efficiencies realized from the integration of recent acquisitions into the company’s operations, primarily facility consolidation and lower overhead as a percentage of revenues.

The Metrigraphics segment’s gross margin on product sales decreased to 20.3% in the first quarter of 2004, from 25.3% in the first quarter of the prior year. This decrease is primarily attributable to the under-absorption of fixed costs resulting from this segment’s lower revenues. The company expects that 2004 revenues in the aggregate for this segment will be comparable to 2003.

Selling, general and administrative expenses

Selling, general and administrative expenses for the first quarter of 2004 were $5.3 million, a decrease of $0.5 million, compared to $5.8 million in the same prior year quarter. This decrease is primarily attributable to reduced legal and marketing costs, partially offset by costs related to the implementation of the company’s new PeopleSoft-based enterprise business system.

Amortization of intangible assets

Amortization expense totaled $0.4 million and $0.5 million in the three months ended March 31, 2004 and 2003, respectively, and relates to intangible assets acquired in the company’s 2002 purchases of Andrulis Corporation and HJ Ford Associates, Inc.

DYNAMICS RESEARCH CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Operating income

The company reported operating income of $3.5 million, or 5.4% of revenues, and $3.0 million, or 5.1% of revenues, in the first quarters of 2004 and 2003, respectively. The increase in operating margin is primarily attributable to reduced selling, general and administrative expenses coupled with reduced intangible amortization costs.

Interest income and expense

Interest income increased to approximately $7,000 in the first quarter of 2004, from approximately $6,000 in the comparable prior year period. Interest expense decreased by approximately $63,000, to approximately $220,000, in the first quarter of 2004, compared to the same prior year period. The decrease in interest expense in the current year is primarily attributable to the higher outstanding principal balance on the company’s revolving credit facility during the first quarter of 2003 related to the acquisition of Andrulis Corporation. Borrowings during the first quarter of 2004 have been used to support the company’s focus on the implementation of its new PeopleSoft-based enterprise business system, which was placed into service on January 1, 2004. This focus has resulted in a temporary increase in the company’s outstanding accounts receivable balances and receivables days sales outstanding (“DSO”), necessitating the additional borrowings. Management believes that this is a function of temporary resource allocation and system start-up. However, the increased borrowings could result in higher interest expense charges in subsequent periods.

Income tax provision

The company recorded income tax provisions of $1.5 million, or 42.3% of pre-tax income, and $1.1 million, or 40.2% of pre-tax income, for the first three months of 2004 and 2003, respectively. The increase in the 2004 tax rate reflects changes in estimates during 2003 for non-deductible expenses, state income taxes and state tax credits.

Discontinued operations

On May 2, 2003, the company completed the sale of its Encoder Division assets and certain liabilities to GSI Lumonics Inc. (“GSI”) in Billerica, Massachusetts.

In connection with this transaction, in the first quarter of 2003, the company recorded charges aggregating $1.1 million before taxes as a loss on the disposal of discontinued operations. The components of these charges were $0.3 million of professional fees and $0.8 million of exit costs, comprised of $0.5 million for severance costs for approximately 45 Encoder Division employees and $0.3 million for future lease costs, net of contractual sublease income from GSI for the Encoder facility. During the first quarter of 2003, the company recognized, on a cash basis, $0.7 million received as the final royalty payment associated with the 1999 sale of its discontinued Telecommunications Fraud control business, which was recorded against the loss on the disposal of discontinued operations. This income, net of the $1.1 million of charges described above, resulted in a loss on the disposal of discontinued operations of $0.4 million before taxes, or a loss of $0.2 million, net of $0.2 million of income tax benefit. The company’s loss from discontinued operations, net of taxes, was $0.4 million, or $0.04 per diluted share, in the first quarter of 2003.

Backlog

The company’s funded backlog was $145.8 million at March 31, 2004 and $123.9 million at December 31, 2003. The funded backlog generally is subject to possible termination at the convenience of the customer. The company has a number of multi-year contracts with agencies of the United States and state governments on which actual funding generally occurs on an annual basis. A portion of the company’s funded backlog is based on annual purchase contracts and subject to annual governmental approval or appropriations legislation, and the amount of funded backlog as of any date can be affected by the timing of order receipts and deliveries. Backlog does not necessarily equate to future revenues.

DYNAMICS RESEARCH CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2004 and December 31, 2003, the company had cash and cash equivalents aggregating $50,000 and $2.7 million, respectively. The decrease in cash and cash equivalents is primarily the result of $8.4 million of net cash used in operating activities, including $0.1 million used in discontinued operations, and $1.2 million of capital expenditures. These amounts were partially offset by $6.7 million of additional borrowings under the company’s revolving credit facility and $0.6 million of proceeds from the exercise of stock options and participation in the company’s employee stock purchase plan.

Cash used in operating activities totaled $8.4 million, and is primarily attributable to increased unbilled expenditures and fees on contracts in process totaling $15.7 million, partially off set by $2.0 million of net income, depreciation and amortization expenses aggregating $1.3 million, $3.8 million of reductions to accounts receivable and $1.1 million of increases to prepaid expenses and other current assets.

DSO was 106 at March 31, 2004 and 89 at December 31, 2003. These amounts exclude subcontractor costs accrued, for which revenues were not recognized, described below. As anticipated and discussed in the company’s most recent Annual Report on Form 10-K, this increase in receivables (as reported under the captions “Accounts receivable, net of allowances” and “Unbilled expenditures and fees on contracts in process”) and DSO is a function of temporary resource allocation and start-up of the company’s PeopleSoft-based enterprise business system, and has no indication of collectibility concerns. The company expects DSO to decline to 85 or below by the end of 2004.

At March 31, 2004 and December 31, 2003, unbilled expenditures and fees on contracts in process included subcontractor costs for the month of December, for which invoices had not been received and for which revenues were not recognized, estimated at $3.1 million and $2.4 million, respectively. Related liabilities were recorded as accounts payable.

Cash used for investing activities totaled $1.4 million, and is primarily attributable to $1.2 million of capital expenditures, including $0.6 million related to the implementation of the company’s new enterprise business system and $0.5 million for facility renovation and fit-up costs.

The company has a revolving credit facility (the “Revolver”), entered into on June 28, 2002. The Revolver has a three-year term and is available to the company for general corporate purposes, including strategic acquisitions. The fee on the unused portion of the Revolver ranges from 0.25 % to 0.50% depending on the company’s most recently reported leverage ratio, and is payable quarterly in arrears. The company has the option to elect on a fixed 30, 60 or 90 day term, at an interest rate of LIBOR plus 2.0% to 3.0%, depending on the company’s most recently reported leverage ratio, or to pay the base rate on any outstanding balance. Interest on the Revolver’s outstanding principal balance is payable monthly under the base rate option or at the end of the elected term for the LIBOR rate option. At March 31, 2004, the outstanding principal balance under the Revolver was $15.2 million, with $2.7 million borrowed at the base rate of 4.0%, $8.5 million borrowed at 3.11% under a 90 day LIBOR option elected on March 15, 2004, and $4.0 million borrowed at 3.09% under a 30 day LIBOR option elected on March 12, 2004. The weighted average interest rate on the outstanding principal balance was 3.26% at March 31, 2004.

The company has a 10-year mortgage loan (the “Mortgage”), dated June 12, 2000, as amended and restated on June 28, 2002, on the corporate office facility in Andover, Massachusetts. The outstanding principal balance of the Mortgage was $8.1 million at March 31, 2004. The agreement requires quarterly principal payments of $125,000, with a final payment of $5.0 million in May 2010. Interest on the Mortgage accrues at the rate of LIBOR plus 2.0%. The interest rate on the Mortgage at March 31, 2004, was 3.14% under the 90 day LIBOR option, elected on January 12, 2004.

DYNAMICS RESEARCH CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

On December 26, 2002, the company entered into an installment payment agreement in connection with the purchase of its enterprise business system software. The company made the first payment on January 26, 2003, and the second and final payment of $0.6 million on January 26, 2004. The company had recorded the liability using an imputed interest rate of 3.38%, which was its effective borrowing rate at December 31, 2002. This purchase commitment is included as a component of Other accrued expenses in the company’s Consolidated Balance Sheet as of December 31, 2003.

The Revolver and Mortgage agreements, as currently amended, require the company to meet certain financial covenants including maintaining a minimum net worth, cash flow and debt coverage ratios, and limit the company’s ability to incur additional debt, pay dividends, purchase capital assets, sell or dispose of assets, make additional acquisitions or investments, or enter into new leases, among other restrictions. In addition, the Revolver and Mortgage agreements contain a subjective acceleration clause allowing the lender to require payment upon the occurrence of a material adverse change.

On December 23, 2003, the Revolver was amended to increase the capital expenditure limits in 2003 and 2004 to $9.0 million and $7.0 million, respectively, to allow for adjustments to the scheduled renovations of the company’s Andover, Massachusetts corporate headquarters and the company’s investment in its new enterprise business system. On March 26, 2003, the tangible net worth covenant of the Revolver was amended to base the covenant on total net worth and to exclude any adjustments to “Accumulated other comprehensive loss” from the covenant calculation. Management believes the company was in compliance with the Revolver and Mortgage agreements amounts on March 31, 2004.

Cash provided by financing activities was comprised of $6.7 million of net borrowings under the company’s revolving credit agreement and $0.6 million of cash proceeds from the exercise of stock options and issuance of shares under the employee stock purchase plan. These amounts were partially offset by $0.1 million of principal payments under the company’s Mortgage agreement.

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

Based upon its present business plan and operating performance, the company believes that cash provided by operating activities, combined with amounts available for borrowing under the Revolver, will be adequate to fund the capital requirements of its existing operations during the remainder of 2004 and for the foreseeable future and that it will be able to obtain replacement financing on competitive terms when the Revolver expires on June 27, 2005. However, the development of adverse economic or business conditions could significantly affect the need for and availability of capital resources.

DYNAMICS RESEARCH CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

The company’s contractual obligations as of March 31, 2004 consist of the following (in thousands):

	Less than	Two to three	Four to five
	one year	years	years	Thereafter	Total
Revolver	$15,226	$—	$—	$—	$15,226
Long-term debt	500	1,000	1,000	5,625	8,125
Operating leases	4,618	4,938	3,182	2,948	15,686

Total contractual obligations	$20,344	$5,938	$4,182	$8,573	$39,037

In addition, the company previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2003, that it expected to contribute $3,725,000 to its pension plan in 2004. As of March 31, 2004, $416,461 of such contributions had been made.

COMMITMENTS AND CONTINGENCIES

The company has a 40% ownership interest in a small disadvantaged business, as defined by the United States Government, which is accounted for using the equity method. The company has continuing business relationships with this business and has provided a guarantee of the business’s line of credit in the principal amount of $0.2 million. The company’s obligation is supported by a right of indemnification from the other shareholders of this business. At March 31, 2004, there was no outstanding principal balance under this line of credit.

The company has change of control agreements with certain of its employees that provide them with benefits should their employment with the company be terminated other than for cause or their disability or death, or if they resign for good reason within a certain period of time from the date of any change of control of the company.

As a defense contractor, the company is subject to many levels of audit and review from various government agencies, including the Defense Contract Audit Agency, various inspectors general, the Defense Criminal Investigative Service, the General Accounting office, the Department of Justice and congressional committees. Both related to and unrelated to its defense industry involvement, the company is, from time to time, involved in audits, lawsuits, claims, administrative proceedings and investigations. The company accrues for liabilities associated with these activities when it becomes probable the future expenditures will be made and such expenditures can be reasonably estimated. The company’s evaluation of the likelihood of expenditures related to these matters is subject to change in future periods, depending on then current events and circumstances, which could have material adverse effects on the company’s business, financial position, results of operations and cash flows.

As previously disclosed, on October 26, 2000, two former company employees were indicted and charged with, among other violations, wire fraud and a conspiracy scheme to defraud the United States Air Force out of approximately $10 million through kickbacks and overcharging for computer components and services. The former employees collected the kickbacks and overcharges through separate and independent businesses. The company received no money from their scheme. When notified by the government of the employees’ conspiracy, the company fired the two employees and voluntarily cooperated with the government’s investigation. The company was not charged in the criminal case. Both former employees pled guilty and were sentenced to prison. The company believes that the government has recovered a substantial portion of the defrauded funds from the co-conspirators. Notwithstanding the company’s efforts to settle any claims against the company arising from the co-conspirators’ scheme, on October 9, 2003, the United States Attorney filed a civil complaint against the company in the

DYNAMICS RESEARCH CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

United States District Court for the District of Massachusetts based in substantial part upon the actions and omissions of the former employees which gave rise to the criminal cases against them. In the civil action, the United States Attorney is asserting on behalf of the government claims against the company based upon the False Claims Act and the Anti-Kickback Act, in addition to certain common law and equitable claims. The United States Attorney seeks to recover up to three times its actual damages and penalties under the False Claims Act and double damages and penalties under the Anti-Kickback Act and to recover costs and interest. The company disputes the claims, believes it has substantive defenses, and intends to vigorously defend itself. However, the outcome of such litigation, if unfavorable, could have a material adverse effect on the company’s business, financial position, results of operations and cash flows. The company has filed a third party complaint, as part of the United States Attorney’s civil action, including an affirmative multiple damage claim for unfair and deceptive practices, against Storage Engine, Inc. (“Storage Engine”), formerly known as ECCS, Inc., and its president and director. The complaint alleges that Storage Engine directly benefited from the kickback scheme alleged by the United States Attorney. Storage Engine, a supplier of computer components for the Air Force, made payments to the company’s two former employees through separate and independent businesses. Storage Engine and its president have denied the allegations.

On September 5, 2002, Genesis Tactical Group LLC (“Genesis”) asserted a cross-claim against Lockheed Martin Corporation (“Lockheed”) in the State of New York Supreme Court, County of Onondaga, seeking $50.0 million in damages and against the company seeking $35.0 million in damages. These cross-claims arise out of a suit filed on July 30, 2003, by Lockheed against Tactical Communications Group LLC, Genesis and the company in the State of New York Supreme Court, County of Onondaga. The Lockheed suit relates to a contract for services that was sold to Genesis by the company pursuant to an asset purchase agreement in 2001. By the terms of the asset purchase agreement, the company’s liability to Genesis is limited to $300,000, other than for intentional misrepresentation, willful breach or fraud. Lockheed and Genesis have settled their outstanding issues, including a software ownership issue, and filed a stipulation of dismissal with prejudice. The Genesis claim for $35.0 million against the company was related to the software ownership issue that was settled in favor of Genesis. Lockheed’s settlement demand to the company was $496,000 plus interest. The company believes that $312,000 of the demanded amount is for extra work and materials procured by Lockheed from Genesis and disputes the balance due to other mutually agreed contract changes between Lockheed and Genesis. The company expects to continue to defend against any and all claims by Lockheed and/or Genesis. While the company believes that the possibility of a material adverse effect on the company’s business, financial position, results of operations and cash flows is remote, there can be no assurance as to the outcome.

The company has provided documents in response to a previously disclosed grand jury subpoena issued on October 15, 2002 by the United States District Court for the District of Massachusetts, directing the company to produce specified documents dating back to 1996. The subpoena relates to an investigation, currently focused on the period from 1996 to 1999, by the Antitrust Division of the Department of Justice into bidding and procurement activities involving the company and several other defense contractors who have received similar subpoenas and may also be subjects of the investigation. Although the company is cooperating in the investigation, it does not have a sufficient basis to predict the outcome of the investigation. Should the company be found to have violated the antitrust laws, the matter could have a material adverse effect on the company’s business, financial position, results of operations and cash flows.

In the first quarter of 2004 and the year ended December 31, 2003, approximately 91% and 93%, respectively, of the company’s revenues were derived from sales to United States Government agencies, primarily the Department of Defense. All of the company’s United States Government contracts are subject to termination for convenience in accordance with government regulations. In the first quarter of 2004 and the year ended December 31, 2003, sales to agencies of state and local governments comprised approximately 7% and 5%, respectively, of revenues. Many of the contracts the company has won are multi-year efforts. In accordance with state laws, funding must be approved annually by the state’s legislatures.

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

Revenue Recognition

The company’s systems and services business provides its services under time and materials, cost reimbursable and fixed price contracts including service type contracts.

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

Under fixed price contracts, other than service-type contracts, revenue is recognized under the percentage of completion method, on the basis of costs incurred in relation to estimated total costs to complete the contract. Under service-type contracts, costs incurred are not indicative of progression toward completion of the contract. Revenue from service-type fixed price contracts is recognized ratably over the contract period or by other appropriate output methods to measure service provided, and contract costs are expensed as incurred. The risk to the company on a fixed price contract is that if actual costs exceed the estimated costs to complete the contract, then profit is eroded or losses are incurred.

For all types of contracts, the company recognizes anticipated contract losses as soon as they become known and estimable. Out-of-pocket expenses that are reimbursable by the customer are included in contract revenue and cost of contract revenue.

Unbilled expenditures and fees on contracts in process are the amounts of recoverable contract revenue that have not been billed at the balance sheet date. Most of the company’s unbilled expenditures and fees relate to revenue that is billed in the month after services are performed. In certain instances, billing is deferred in compliance with contract terms, such as milestone billing arrangements and withholdings. Costs related to United States Government contracts, including applicable indirect costs, are subject to audit by the government. Revenue from such contracts has been recorded at amounts the company expects to realize upon final settlement. At March 31, 2004, unbilled expenditures and fees also included subcontractor costs for the month of March, for which invoices had not been received and for which revenues were not recognized, estimated at $3.1 million. The comparable amount included in unbilled expenditures and fees at December 31, 2003, was $2.4 million. The related liabilities were recorded as accounts payable.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 104 (“SAB 104”). SAB 104 revises or rescinds certain portions of the interpretative guidance related to revenue recognition as previously interpreted in SAB No. 101, Revenue Recognition in Financial Statements (“SAB 101”). The implementation of the interpretative guidance in SAB 104 has not had any effect on the company’s financial position, results of operations or cash flows.

DYNAMICS RESEARCH CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

In December 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 132R (“SFAS 132R”), a revision of its original SFAS No. 132, Employers’ Disclosures About Pensions and Other Postretirement Benefits (“SFAS 132”). SFAS 132R revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. SFAS 132R retains the disclosure requirements contained in SFAS 132 and requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The company adopted this statement for the year ended December 31, 2003.

In May 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 addresses when an arrangement with multiple deliverables should be divided into separate units of accounting. The company adopted the consensus in the third quarter of 2003. The impact of adopting EITF 00-21 did not have a material impact on the company’s financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”). SFAS 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The company adopted the provisions of SFAS 150 on July 1, 2003. The company did not have any financial instruments within the scope of SFAS 150 at March 31, 2004, and, accordingly, the adoption of SFAS 150 did not have a material effect on its financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments and hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), for decisions made: (a) as part of the Derivative Implementation Group process that requires amendment to SFAS 133; (b) in connection with other FASB projects dealing with financial instruments; and (c) in connection with the implementation issues raised related to the application of the definition of derivative. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for designated hedging relationships after June 30, 2003. SFAS 149 is required to be applied prospectively. The company does not currently have any derivative instruments and, accordingly, the adoption of SFAS 149 has not had any effect on its financial position, results of operations or cash flows.

In January 2003, the FASB issued FASB Interpretation No. (“FIN”) 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“FIN 46”). In December 2003, the FASB issued FIN No. 46R (“FIN 46R”), to clarify some of the provisions of FIN 46 and to exempt certain entities from its requirements. The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and how to determine when and which business enterprise should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either: (a) the equity investors (if any) do not have a controlling financial interest; or (b) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary and all other enterprises with a significant variable interest in a variable interest entity make additional disclosures. FIN 46 was effective immediately for variable interest entities created after January 31, 2003. FIN 46 had previously been effective for interim periods beginning after June 15, 2003, for variable interests in place prior to February 1, 2003; however, on October 10, 2003, the FASB issued a statement deferring the implementation of FIN 46 for these variable interests until the first reporting period beginning after December 15, 2003. The company acquired, as part of the May 31, 2002 purchase of HJ

DYNAMICS RESEARCH CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Ford Associates, Inc., a 40% ownership interest in a small disadvantaged business, as defined by the United States Government, which has been accounted for using the equity method. The company has provided a guarantee of the business’s line of credit, under which its maximum exposure is $0.2 million. The company has evaluated this investment and determined that it does not fall under the scope of FIN 46. Accordingly, the company will continue to account for this investment under the equity method, with no impact on the company’s financial position, results of operations or cash flows as a result of the adoption of FIN 46. The company currently has no other investments subject to the provisions of FIN 46.

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

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections (“SFAS 145”). SFAS 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, SFAS No. 44, Accounting for Intangible Assets of Motor Carriers and SFAS No. 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements. SFAS 145 also amends SFAS No. 13, Accounting for Leases, to eliminate the inconsistency in the required accounting for sale-leaseback transactions and other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The company adopted the provisions of SFAS 145 on January 1, 2003. The adoption of SFAS 145 did not have a material effect on the company’s financial position, results of operations or cash flows.

FACTORS THAT MAY AFFECT FUTURE RESULTS

You should carefully consider the risks described below and the information in our Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission (“SEC”) on March 15, 2004, as well as our Current Reports on Form 8-K filed with the SEC, before deciding to invest in shares of our common stock. These are risks and uncertainties we believe are most important for you to consider. Additional risks and uncertainties not presently known to us, or which we currently deem immaterial, or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the following risks or uncertainties actually occurs, our business, financial condition, results of operations or cash flows would likely suffer. In that event, the market price of our common stock could decline.

DYNAMICS RESEARCH CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Our Revenue is Highly Dependent on the Department of Defense and Other Federal Agencies. Decreases in Their Budgets, Changes in Program Priorities or Military Base Closures Could Affect Our Results.

In 2003 and 2002, approximately 93% and 89% of our revenue, respectively, was derived from United States government agencies, primarily the Department of Defense. Our revenue could be adversely affected by significant changes in defense spending during periods of declining United States defense budgets. Among the effects of this general decline has been increased competition within a consolidating defense industry.

Under procedures established by the Base Reduction and Closure Act, the Department of Defense has announced its intention to select in 2005 certain military bases for closure. In 2003 the Department of Defense published an initial list of bases from which it is expected the final selections will be made. Hanscom Air Force Base and other installations at which the company does business were included on the initial list for consideration. Should a base be selected for closure at which the company has significant business, the company’s business, financial condition, results of operations and cash flows could be adversely affected.

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

Alternatively, we undertake various government projects on a fixed price basis, as distinguished from billing on a time and materials basis. Under a fixed price contract, the government pays an agreed upon price for our services or products, and we bear the risk that increased or unexpected costs may reduce our profits or cause us to incur a loss. Significant cost overruns can occur if we fail to:

•	adequately estimate the resources required to complete a project;

•	properly determine the scope of an engagement; or

•	complete our contractual obligation in a manner consistent with the project plan.

For fixed price contracts, we must estimate the costs necessary to complete the defined statement of work and recognize revenue or losses in accordance with such estimates. Actual costs may vary materially from the estimates made from time to time, necessitating adjustments to reported revenue and net income. Underestimates of the costs associated with a project could adversely affect our overall profitability and could have a material adverse effect on our business, financial condition, results of operations and cash flows. While we endeavor to maintain and improve contract profitability, we cannot be certain that any of our existing or future time and materials or fixed price projects will be profitable.

A substantial portion of our United States Government business is as a subcontractor. In such circumstances, we generally bear the risk that the prime contractor will meet its performance obligations to the United States Government under the prime contract and that the prime contractor will have the financial capability to pay us amounts due under the subcontract. The inability of a prime contractor to perform or make required payments to us could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Recent federal regulations and renewed congressional interest in small business set aside contracts are likely to influence decisions pertaining to contracting methods for many of the company’s customers. These regulations require more frequent review and certification of small business contractor status, so as to ensure that companies competing for contracts intended for small business are qualified as such at the time of the competition. In 2003 and 2002, the company derived $42.4 million and $17.1 million, respectively, of revenue from a small business set aside contract held by its HJ Ford Associates, Inc. subsidiary and due for re-competition in 2005. The customer has currently indicated that the re-competition will continue to be set aside, or reserved, to include only prime contractors that qualify as small businesses under regulations established by the Small Business Administration. The company will strive to retain its current work by moving work to other contract vehicles to the extent possible and by partnering with firms that will qualify as small businesses. To the extent these efforts are not successful, the company’s business, financial condition, results of operations and cash flows could be adversely affected.

The company’s contracts with the Internal Revenue Service and the U.S. Army Aviation and Missile Command, which represented revenues of approximately $15 million and $6 million, respectively, in the year ended December 31, 2003, are subject to re-competition in 2005.

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

We Are Subject to a High Level of Government Regulations, and Audits and Cost Adjustments Under Our Government Contracts and Subcontracts.

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

DYNAMICS RESEARCH CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

The federal government audits and reviews our performance on contracts, pricing practices, cost structure and compliance with applicable laws, regulations and standards. Like most government contractors, the company’s contract costs are audited and reviewed on a continual basis. Although audits have been completed on the company’s incurred contract costs through 2001 for the parent company, and through 2000 for our Andrulis Corporation and HJ Ford Associates, Inc. subsidiaries, audits for costs incurred or work performed subsequent to these dates remains ongoing and, for much of our work in recent years, have not yet commenced. In addition, non-audit reviews by the government may still be conducted on all of our government contracts. An audit of the company’s work, including an audit of work performed by the companies we have acquired or may acquire, could result in a substantial adjustment to our revenues because any costs found to be improperly allocated to a specific contract will not be reimbursed, and revenues we have already recognized may need to be refunded. If a government audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with federal government agencies. In addition, our reputation could suffer serious harm if allegations of impropriety were made against us.

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

DYNAMICS RESEARCH CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Our Employees May Engage in Misconduct or Other Improper Activities, Which Could Harm Our Business.

We are exposed to the risk that employee fraud or other misconduct could occur. Misconduct by employees could include intentional failures to comply with federal government procurement regulations, engaging in unauthorized activities, or falsifying time records. Employee misconduct could also involve the improper use of our clients’ sensitive or classified information, which could result in regulatory sanctions against us and cause serious harm to our reputation. It is not always possible to deter employee misconduct, and the precautions we take to prevent and detect this activity may not be effective in controlling unknown or unmanaged risks or losses, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

If We Are Unable to Effectively and Efficiently Eliminate the Significant Deficiencies That Have Been Identified in Our Internal Controls and Procedures, There Could Be a Material Adverse Effect On Our Operations or Financial Results

In March 2004, our management and Audit Committee were notified by our independent accountants, Grant Thornton LLP, of two significant deficiencies in our internal controls and procedure regarding, first, the accrual of subcontractor work performed and, second, our manually intensive financial reporting process. In 2003, our management and Audit Committee were notified by our then engaged independent accountants, KPMG LLP, of three significant deficiencies relating to contract initiation and set-up for certain fixed price contracts, inefficiencies in our quarterly and year-end closing procedures and consolidation and the level of SEC and generally accepted accounting principles, or GAAP, experience of our personnel responsible for accounting and financial reporting. Although we are committed to addressing these deficiencies, we cannot assure you that we will be able to successfully implement the revised controls and procedures or that our revised controls and procedures will be effective in remedying all of the identified significant deficiencies. Our inability to successfully eliminate these significant deficiencies could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our Business is Highly Concentrated and a Significant Portion of Our Revenue is Derived From a Few Customers.

Our revenue from contracts with the Department of Defense, either as prime contractor or subcontractor, accounted for approximately 78% and 80% of our total revenue in 2003 and 2002, respectively. Within the Department of Defense, certain individual programs account for a significant portion of our United States Government business. We cannot provide any assurance that any of these programs will continue as such or will continue at current levels. A decrease in orders from the Department of Defense or any of these customers would have an adverse effect on our profitability, and the loss of any large customer could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Accounting System Upgrades and Conversions May Delay Billing and Collections of Our Accounts Receivable.

We have recently installed a new enterprise business system, and from time to time, we may be required to make changes to that system as we integrate businesses or upgrade to new technologies. The implementation of the company’s new enterprise business system has caused certain delays in billing and collection of accounts receivable, which are currently being addressed by us. Future accounting system conversions and upgrades could cause delays in billing and collection of accounts receivable under our contracts, which could adversely affect our business, financial condition, results of operations and cash flows.

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

Demand for our products and services in each of the markets we serve can vary significantly from quarter to quarter due to revisions in customer budgets or schedules and other factors beyond our control. In addition, because a high percentage of our expenses is fixed, a decrease in revenue may cause a significant variation in our operating results.

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

DYNAMICS RESEARCH CORPORATION

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company is subject to interest rate risk associated with our Mortgage and Revolver, where interest payments are tied to either the LIBOR or prime rate. At any time, a sharp rise in interest rates could have an adverse effect on net interest expense as reported in the company’s Consolidated Statements of Operations. A one full percentage point increase in the interest rate on the balance of the Mortgage and Revolver at March 31, 2004 would result in a $0.2 million increase in interest expense per year. The company does not currently hedge these interest rate exposures.

The company presently has no investments and, accordingly, no exposure to market interest rates on investments.

The company has no significant exposure to foreign currency fluctuations. Foreign sales, which are nominal, are primarily denominated in United States dollars.

Item 4. CONTROLS AND PROCEDURES

We strive to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities and Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in rules and forms of the Securities and Exchange Commission, or SEC, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our company carried out an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended, of the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2004. While we have identified internal control weaknesses, which are discussed below, our evaluation indicated that these weaknesses did not impair the effectiveness of our overall disclosure controls and procedures and we have concluded that the company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.

2003 Assessment

In evaluating our internal controls we sought to determine whether there were any significant deficiencies under standards established by the American Institute of Certified Public Accountants, or AICPA. In 2004, our management and Audit Committee were notified by our engaged accountants, Grant Thornton LLP (“Grant Thornton”), of the existence of two significant deficiencies.

The first significant deficiency relates to the company’s accounting policy regarding the recognition of liabilities for subcontractor work performed but not invoiced. Under the company’s accounting policy, at the end of each reporting period, the company’s recognition of liabilities for un-invoiced subcontractor work performed was deferred until the following accounting period, which is not consistent with generally accepted accounting principles, or GAAP.

Grant Thornton recommended that the company develop policies and procedures to estimate and capture this data and record the amounts in the proper period. This condition also suggests the need for the company to review its GAAP training procedures and strengthen its accounting resources.

This deficiency relates to recognition of liabilities and assets for subcontractor work performed in the last month of a reporting period. The company’s policy was to recognize the liabilities and the related assets in the month following the end of the reporting period, coincident with the recognition of related costs and revenues, when known and determinable, and generally when invoices were received. The company concurred with Grant Thornton’s finding, recoded liabilities and related assets of $2.4 million at December 31, 2003, and has revised its policy to record the liabilities and related assets in the period in which the services are performed. The company continues to recognize costs and revenues consistent with its policy. In addition, the company continues to assess opportunities to strengthen its accounting capabilities beyond the progress made in 2003. In April 2004, the company hired an Assistant Controller for Financial Reporting, who is expected to further enhance the depth and breadth of the company’s accounting staff.

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

Grant Thornton recommended that the company consider updating its current accounting and reporting system to a more automated system so that management will have adequate time to analyze, record and review account balances for accuracy, and that senior management reevaluate the current organizational structure to determine if additional resources are necessary. The company placed its PeopleSoft-based enterprise business system into service effective January 1, 2004, and is undergoing full implementation in the first half of 2004. The company anticipates implementation of this system will substantially mitigate this deficiency. In the first quarter of 2004, the company experienced certain challenges inherent in the implementation of a new enterprise business system. The company continues to work through these transitional issues.

During the first quarter of 2004, in conjunction with both the installation of the new PeopleSoft-based enterprise business system and the company’s preparation for the attestation requirements proscribed by Section 404 of the Sarbanes-Oxley Act of 2002, the company has begun to undertake an extensive review and documentation of its existing internal control structure. As a result of this endeavor, many policies and procedures were modified or formalized. The company continues its efforts to strengthen its internal controls. Additionally, the company plans to assess regularly the quantity and effectiveness of its resources and to continue to invest in its employees in an effort to improve the effectiveness of both the individual employees and the overall organization.

2002 Assessment

In 2003, our management and Audit Committee were notified by our then engaged accountants, KPMG LLP, of the existence of three significant deficiencies relating to our operations for the year ended December 31, 2002. These significant deficiencies were not believed to be material weaknesses, either individually or in the aggregate.

The first significant deficiency related to contract initiation and set-up for certain fixed price contracts. During its audit of the year ended December 31, 2002, KPMG noted that the company had seven fixed price contracts that qualified as service-type contracts which should have been accounted for on a proportional performance basis using an output method, rather than under the percentage-of-completion method provided for by AICPA Statement of Position 81-1, Accounting for Construction-Type Contracts. Accordingly, the company instituted additional controls intended to ensure that new contracts are reviewed at inception and that the appropriate method of revenue recognition is applied.

The second significant deficiency related to our quarterly and year-end closing procedures and consolidation. KPMG noted findings related to financial systems and processes including, among other things, monthly operational review of results by the chief operating officer; a pre-closing review of critical items with the auditors; the establishment of daily close meetings with all general accounting personnel and business controllers; the assignment of standard journal numbers for all standard journal entries; the consolidation and reduction in the number of bank accounts; the review and sign-off of all material account reconciliations by the responsible supervisor or controller; and the implementation, effective January 1, 2004, of the company’s new PeopleSoft-based enterprise business system for contract and financial management, as described above.

The third significant deficiency related to the level of SEC and GAAP experience of our personnel responsible for accounting and financial reporting. In 2003, the company added staff intended to strengthen its skills and experience in this area, including an External Reporting Manager, a new General Accounting Manager, an addition to the tax accounting staff, several additions to the general accounting staff and an addition to the internal audit staff of an internal controls oversight position.

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

DYNAMICS RESEARCH CORPORATION

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

As a defense contractor, the company is subject to many levels of audit and review from various government agencies, including the Defense Contract Audit Agency, various inspectors general, the Defense Criminal Investigative Service, the General Accounting office, the Department of Justice and congressional committees. Both related to and unrelated to its defense industry involvement, the company is, from time to time, involved in audits, lawsuits, claims, administrative proceedings and investigations. The company accrues for liabilities associated with these activities when it becomes probable the future expenditures will be made and such expenditures can be reasonably estimated. The company’s evaluation of the likelihood of expenditures related to these matters is subject to change in future periods, depending on then current events and circumstances, which could have material adverse effects on the company’s business, financial position, results of operations and cash flows.

As previously disclosed, on October 26, 2000, two former company employees were indicted and charged with, among other violations, wire fraud and a conspiracy scheme to defraud the United States Air Force out of approximately $10 million through kickbacks and overcharging for computer components and services. The former employees collected the kickbacks and overcharges through separate and independent businesses. The company received no money from their scheme. When notified by the government of the employees’ conspiracy, the company fired the two employees and voluntarily cooperated with the government’s investigation. The company was not charged in the criminal case. Both former employees pled guilty and were sentenced to prison. The company believes that the government has recovered a substantial portion of the defrauded funds from the co-conspirators. Notwithstanding the company’s efforts to settle any claims against the company arising from the co-conspirators’ scheme, on October 9, 2003, the United States Attorney filed a civil complaint against the company in the United States District Court for the District of Massachusetts based in substantial part upon the actions and omissions of the former employees which gave rise to the criminal cases against them. In the civil action, the United States Attorney is asserting on behalf of the government claims against the company based upon the False Claims Act and the Anti-Kickback Act, in addition to certain common law and equitable claims. The United States Attorney seeks to recover up to three times its actual damages and penalties under the False Claims Act and double damages and penalties under the Anti-Kickback Act and to recover costs and interest. The company disputes the claims, believes it has substantive defenses, and intends to vigorously defend itself. However, the outcome of such litigation, if unfavorable, could have a material adverse effect on the company’s business, financial position, results of operations and cash flows. The company has filed a third party complaint, as part of the United States Attorney’s civil action, including an affirmative multiple damage claim for unfair and deceptive practices, against Storage Engine, Inc. (“Storage Engine”), formerly known as ECCS, Inc., and its president and director. The complaint alleges that Storage Engine directly benefited from the kickback scheme alleged by the United States Attorney. Storage Engine, a supplier of computer components for the Air Force, made payments to the company’s two former employees through separate and independent businesses. Storage Engine and its president have denied the allegations.

On September 5, 2002, Genesis Tactical Group LLC (“Genesis”) asserted a cross-claim against Lockheed Martin Corporation (“Lockheed”) in the State of New York Supreme Court, County of Onondaga, seeking $50.0 million in damages and against the company seeking $35.0 million in damages. These cross-claims arise out of a suit filed on July 30, 2003, by Lockheed against Tactical Communications Group LLC, Genesis and the company in the State of New York Supreme Court, County of Onondaga. The Lockheed suit relates to a contract for services that was sold to Genesis by the company pursuant to an asset purchase agreement in 2001. By the terms of the asset purchase agreement, the company’s liability to Genesis is limited to $300,000, other than for intentional misrepresentation, willful breach or fraud. Lockheed and Genesis have settled their outstanding issues, including a software ownership issue, and filed a stipulation of dismissal with prejudice. The Genesis claim for $35.0 million against the company was related to the software ownership issue that was settled in favor of Genesis. Lockheed’s settlement demand to the company was $496,000 plus interest. The company believes that $312,000 of the demanded amount is for extra work and materials procured by Lockheed from Genesis and disputes the balance due to other mutually agreed contract changes between Lockheed and Genesis. The company will continue to defend against any and all claims by Lockheed and/or Genesis. While the company believes that the possibility of a material adverse effect on the company’s business, financial position, results of operations and cash flows is remote, there can be no assurance as to the outcome.

The company has provided documents in response to a previously disclosed grand jury subpoena issued on October 15, 2002 by the United States District Court for the District of Massachusetts, directing the company to produce specified documents dating back to 1996. The subpoena relates to an investigation, currently focused on the period from 1996 to 1999, by the Antitrust Division of the Department of Justice into bidding and procurement activities involving the company and several other defense contractors who have received similar subpoenas and may also be subjects of the investigation. Although the company is cooperating in the investigation, it does not have a sufficient basis to predict the outcome of the investigation. Should the company be found to have violated the antitrust laws, the matter could have a material adverse effect on the company’s business, financial position, results of operations and cash flows.

DYNAMICS RESEARCH CORPORATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following Exhibits are filed or furnished, as applicable, herewith:

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) The following report on Form 8-K was furnished during the quarterly period ended March 31, 2004:

(1)	Current Report on Form 8-K, filed on February 25, 2004, relating to the press release of the company’s financial results for the quarter and year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNAMICS RESEARCH CORPORATION
(Registrant)

Date: May 7, 2004	/s/ David Keleher

David Keleher
Vice President and Chief Financial Officer

/s/ Donald B. Levis

Donald B. Levis
Corporate Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Name	Location
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith