Form 10-Q
period 2004-06-30
DYNAMICS RESEARCH CORP
filed 2004-08-09
CIK 30822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of July 29, 2004, there were 8,640,618 shares of the Registrant’s Common Stock, $0.10 par value, outstanding.

DYNAMICS RESEARCH CORPORATION

Dynamics Research Corporation
Consolidated Balance Sheets
(in thousands, except share data)

	June 30,	December 31,
	2004	2003
	(unaudited)	(audited)
Assets
Current assets
Cash and cash equivalents	$145	$2,724
Accounts receivable, net of allowances of $347 and $321 at June 30, 2004 and December 31, 2003, respectively	39,178	28,251
Unbilled expenditures and fees on contracts in process	45,161	34,257
Prepaid expenses and other current assets	2,722	2,145

Total current assets	87,206	67,377

Noncurrent assets
Property, plant and equipment, net	21,068	20,672
Deferred income taxes	2,342	2,337
Goodwill	26,711	26,711
Intangible assets, net	1,581	2,343
Other noncurrent assets	1,981	1,630

Total non current assets	53,683	53,693

Total assets	$140,889	$121,070

Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$500	$500
Notes payable and revolver	20,887	8,500
Accounts payable	15,749	13,351
Accrued payroll and employee benefits	14,628	15,657
Deferred income taxes	10,081	9,698
Other accrued expenses	2,399	2,371
Discontinued operations	635	778

Total current liabilities	64,879	50,855

Long-term liabilities
Long-term debt, less current portion	7,500	7,750
Accrued pension liability	12,030	12,030
Other long-term liabilities	1,728	1,386
Discontinued operations	99	398

Total long-term liabilities	21,357	21,564

Total liabilities	86,236	72,419

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.10 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.10 par value, 30,000,000 shares authorized:
Issued - 10,007,719 and 9,822,508 shares at June 30, 2004 and December 31, 2003, respectively	1,001	982
Treasury stock-1,379,426 shares at both June 30, 2004 and December 31, 2003	(138)	(138)
Capital in excess of par value	39,538	36,642
Unearned compensation	(1,953)	(797)
Accumulated other comprehensive loss	(7,556)	(7,556)
Retained earnings	23,761	19,518

Total stockholders’ equity	54,653	48,651

Total liabilities and stockholders’ equity	$140,889	$121,070

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Dynamics Research Corporation
Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share data)

	Three months ended
	June 30,
	2004	2003
Contract revenue	$63,065	$60,309
Product sales	1,885	1,829

Total revenue	64,950	62,138

Cost of contract revenue	54,158	50,851
Cost of product sales	1,359	1,282
Selling, general and administrative expenses	4,935	6,109
Amortization of intangible assets	381	423

Total operating costs and expenses	60,833	58,665

Operating income	4,117	3,473
Interest expense, net	(361)	(237)
Other income	56	38

Income from continuing operations before provision for income taxes	3,812	3,274
Provision for income taxes	1,613	1,316

Income from continuing operations	2,199	1,958
Loss from discontinued operations, net of tax benefit of $574 in 2003	—	(856)

Net income	$2,199	$1,102

Earnings (loss) per common share
Basic
Income from continuing operations	$0.26	$0.24
Loss from discontinued operations	—	(0.11)

Net earnings per common share	$0.26	$0.13

Diluted
Income from continuing operations	$0.24	$0.23
Loss from discontinued operations	—	(0.10)

Net earnings per common share	$0.24	$0.13

Weighted average shares outstanding
Weighted average shares outstanding — basic	8,461,945	8,181,314
Dilutive effect of options	557,194	504,706

Weighted average shares outstanding — diluted	9,019,139	8,686,020

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Dynamics Research Corporation
Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share data)

	Six months ended
	June 30,
	2004	2003
Contract revenue	$123,702	$117,238
Product sales	3,316	3,506

Total revenue	127,018	120,744

Cost of contract revenue	105,995	99,003
Cost of product sales	2,500	2,535
Selling, general and administrative expenses	10,270	11,890
Amortization of intangible assets	762	878

Total operating costs and expenses	119,527	114,306

Operating income	7,491	6,438
Interest expense, net	(574)	(514)
Other income	437	80

Income from continuing operations before provision for income taxes	7,354	6,004
Provision for income taxes	3,111	2,414

Income from continuing operations	4,243	3,590
Loss from discontinued operations, net of tax benefit of $814 in 2003	—	(1,213)
Loss on disposal of discontinued operations, net of tax benefit of $157 in 2003	—	(233)

Net income	$4,243	$2,144

Earnings (loss) per common share
Basic
Income from continuing operations	$0.50	$0.44
Loss from discontinued operations	—	(0.15)
Loss on disposal of discontinued operations	—	(0.03)

Net earnings per common share	$0.50	$0.26

Diluted
Income from continuing operations	$0.47	$0.42
Loss from discontinued operations	—	(0.14)
Loss on disposal of discontinued operations	—	(0.03)

Net earnings per common share	$0.47	$0.25

Weighted average shares outstanding
Weighted average shares outstanding — basic	8,428,105	8,160,932
Dilutive effect of options	570,234	487,927

Weighted average shares outstanding — diluted	8,998,339	8,648,859

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Dynamics Research Corporation
Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income
Three and six months ended June 30, 2004
(unaudited)
(in thousands)

			Common stock
	Preferred stock		Issued		Treasury stock		Capital in		Accumulated other
							excess of	Unearned	comprehensive	Retained
	Shares	Par value	Shares	Par value	Shares	Par value	par value	compensation	loss	earnings	Total
Three months ended June 30, 2004
Balance March 31, 2004	—	$—	9,932	$993	(1,379)	$(138)	$38,496	$(1,933)	$(7,556)	$21,562	$51,424
Issuance of common stock through stock options exercised and employee stock purchase plan	—	—	69	7	—	—	778	—	—	—	785
Issuance of restricted stock	—	—	17	2	—	—	284	(286)	—	—	—
Forfeiture of restricted stock	—	—	(10)	(1)	—	—	(121)	122	—	—	—
Repurchase and retirement of restricted stock	—	—	—	—	—	—	—	—	—	—	—
Amortization of unearned compensation, net of forfeiture	—	—	—	—	—	—	—	144	—	—	144
Tax benefit from stock options exercised and employee stock purchase plan	—	—	—	—	—	—	101	—	—	—	101
Net income	—	—	—	—	—	—	—	—	—	2,199	2,199

Balance June 30, 2004	—	$—	10,008	$1,001	(1,379)	$(138)	$39,538	$(1,953)	$(7,556)	$23,761	$54,653

Six months ended June 30, 2004
Balance December 31, 2003 (audited)	—	$—	9,822	$982	(1,379)	$(138)	$36,642	$(797)	$(7,556)	$19,518	$48,651
Issuance of common stock through stock options exercised and employee stock purchase plan	—	—	121	12	—	—	1,374	—	—	—	1,386
Issuance of restricted stock	—	—	88	9	—	—	1,570	(1,579)	—	—	—
Forfeiture of restricted stock	—	—	(20)	(2)	—	—	(212)	214	—	—	—
Repurchase and retirement of restricted stock	—	—	(3)	—	—	—	(36)	—	—	—	(36)
Amortization of unearned compensation, net of forfeiture	—	—	—	—	—	—	—	209	—	—	209
Tax benefit from stock options exercised and employee stock purchase plan	—	—	—	—	—	—	200	—	—	—	200
Net income	—	—	—	—	—	—	—	—	—	4,243	4,243

Balance June 30, 2004	—	$—	10,008	$1,001	(1,379)	$(138)	$39,538	$(1,953)	$(7,556)	$23,761	$54,653

	Three	Six
	months	months
	ended	ended
	June 30, 2004
Comprehensive income is calculated as follows:
Net income	$2,199	$4,243
Adjustments to Accumulated other comprehensive loss	—	—

Comprehensive income	$2,199	$4,243

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Dynamics Research Corporation
Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income
Three and six months ended June 30, 2003
(unaudited)
(in thousands)

			Common stock						Accumulated
	Preferred stock		Issued		Treasury stock		Capital in excess of	Unearned	other comprehensive	Retained
	Shares	Par value	Shares	Par value	Shares	Par value	par value	compensation	loss	earnings	Total
Three months ended June 30, 2003
Balance March 31, 2003	—	$—	9,622	$962	(1,379)	$(138)	$34,499	$(974)	$(6,881)	$13,888	$41,356
Issuance of common stock through stock options exercised and employee stock purchase plan	—	—	50	5	—	—	410	—	—	—	415
Issuance of restricted stock	—	—	—	—	—	—	23	(23)	—	—	—
Amortization of unearned compensation	—	—	—	—	—	—	—	64	—	—	64
Tax benefit from stock options exercised and employee stock purchase plan	—	—	—	—	—	—	33	—	—	—	33
Net income	—	—	—	—	—	—	—	—	—	1,102	1,102

Balance June 30, 2003	—	$—	9,672	$967	(1,379)	$(138)	$34,965	$(933)	$(6,881)	$14,990	$42,970

Six months ended June 30, 2003
Balance December 31, 2002	—	$—	9,544	$954	(1,379)	$(138)	$33,844	$(816)	$(6,881)	$12,846	$39,809
Issuance of common stock through stock options exercised and employee stock purchase plan	—	—	105	10	—	—	861	—	—	—	871
Issuance of restricted stock	—	—	23	3	—	—	227	(230)	—	—	—
Amortization of unearned compensation	—	—	—	—	—	—	—	113	—	—	113
Tax benefit from stock options exercised and employee stock purchase plan	—	—	—	—	—	—	33	—	—	—	33
Net income	—	—	—	—	—	—	—	—	—	2,144	2,144

Balance June 30, 2003	—	$—	9,672	$967	(1,379)	$(138)	$34,965	$(933)	$(6,881)	$14,990	$42,970

	Three	Six
	months	months
	ended	ended
	June 30, 2003
Comprehensive income is calculated as follows:
Net income	$1,102	$2,144
Adjustments to Accumulated other comprehensive loss	—	—

Comprehensive income	$1,102	$2,144

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Dynamics Research Corporation
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six months ended
	June 30,
	2004	2003
Operating activities
Net income	$4,243	$2,144
Loss from discontinued operations	—	(1,213)
Loss on disposal of discontinued operations	—	(233)

Income from continuing operations	4,243	3,590
Adjustments to reconcile net cash provided by (used in) operating activities
Depreciation	1,772	1,559
Non-cash interest expense	54	75
Investment income from equity interest	(113)	(63)
Stock compensation expense	209	113
Tax benefit from stock options exercised	200	33
Amortization of intangible assets	762	878
Deferred income taxes	378	(386)
Loss on disposal of long-lived assets	4	—
Change in operating assets and liabilities
Accounts receivable, net	(10,927)	1,658
Unbilled expenditures and fees on contracts in process	(9,972)	(1,131)
Prepaid expenses and other current assets	(21)	(2,014)
Accounts payable	910	1,036
Accrued payroll and employee benefits	(1,029)	541
Other accrued expenses	370	(621)

Net cash provided by (used in) continuing operations	(13,160)	5,268
Net cash provided by (used in) discontinued operations	(442)	315

Net cash provided by (used in) operating activities	(13,602)	5,583

Investing activities
Additions to property, plant and equipment	(2,182)	(3,228)
Dividends from equity investment	60	—
Proceeds from the sale of assets	10	—
Increase in other assets	(352)	(301)

Net cash used in continuing operations	(2,464)	(3,529)
Net cash provided by discontinued operations	—	2,950

Net cash used in operating activities	(2,464)	(579)

Financing activities
Net borrowings (repayments) under revolving credit agreement and notes payable	12,387	(4,644)
Principal payments under mortgage agreement	(250)	(250)
Proceeds from the exercise of stock options and issuance of common stock	1,350	871

Net cash provided by (used in) financing activities	13,487	(4,023)

Net increase (decrease) in cash and cash equivalents	(2,579)	981
Cash and cash equivalents, beginning of period	2,724	1,076

Cash and cash equivalents, end of period	$145	$2,057

Supplemental information
Cash paid for interest	$429	$459
Cash paid for income taxes, net of refunds	$258	$1,312

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The unaudited consolidated financial statements of Dynamics Research Corporation (“DRC” or the “company”) and its subsidiaries included herein have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all material adjustments that are of a normal and recurring nature necessary for a fair presentation of the results for the periods presented have been reflected. All material intercompany transactions and balances have been eliminated in consolidation. Certain amounts in previously issued financial statements have been reclassified to conform to current presentation. The results of the three and six-month periods ended June 30, 2004 may not be indicative of the results that may be expected for the year ended December 31, 2004. The accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in the company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) for the year ended December 31, 2003.

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

Due to their antidilutive effect, approximately 66,000 and 98,000 options to purchase common stock were excluded from the calculation of diluted earnings per share for the second quarters of 2004 and 2003, respectively. Approximately 66,000 and 198,000 options to purchase common stock were excluded from the calculation of diluted income per share for the six months ended June 30, 2004 and 2003, respectively, as their effect would be antidilutive. However, these options could become dilutive in future periods.

Stock-Based Compensation

The company accounts for stock option plans under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The following table illustrates the effect on net income per common share if the company had applied the fair value based method of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to all outstanding and unvested awards in each period for the purpose of recording expense for

DYNAMICS RESEARCH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

stock option compensation (in thousands of dollars, except per share data).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income, as reported	$2,199	$1,102	$4,243	$2,144
Deduct: Total stock-based employee compensation determined under fair-value-based method for all awards, net of related tax effects	(133)	(519)	(213)	(1,000)

Pro forma net income	$2,066	$583	$4,030	$1,144

Net income per share:
Basic, as reported	$0.26	$0.13	$0.50	$0.26
Basic, pro forma	$0.24	$0.07	$0.48	$0.14
Diluted, as reported	$0.24	$0.13	$0.47	$0.25
Diluted, pro forma	$0.23	$0.07	$0.45	$0.14

The weighted average fair values of options granted were $11.12 and $8.48 in the first quarters of 2004 and 2003, respectively. The weighted average fair values of options granted were $11.18 and $8.21 in the six months ended June 30, 2004 and 2003, respectively. The fair value of each option for the company’s plans is estimated on the date of the grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Expected volatility	69.88%	65.47%	69.88%	60.81%
Dividend yield	—	—	—	—
Risk-free interest rate	4.39%	3.94%	4.29%	3.94%
Expected life in years	7.00	7.98	7.00	7.98

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

In December 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 132R (“SFAS 132R”), a revision of its original SFAS No. 132, Employers’ Disclosures About Pensions and Other Postretirement Benefits (“SFAS 132”). SFAS 132R revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. SFAS 132R retains the disclosure requirements contained in SFAS 132 and requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The company adopted these disclosure provisions for the year ended December 31, 2003.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

In May 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 addresses when an arrangement with multiple deliverables should be divided into separate units of accounting. The company adopted the consensus in the third quarter of 2003. The adoption of EITF 00-21 did not have a material effect on the company’s financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”). SFAS 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The company adopted the provisions of SFAS 150 on July 1, 2003. The company did not have any financial instruments within the scope of SFAS 150 at June 30, 2004, and, accordingly, the adoption of SFAS 150 did not have a material effect on its financial position, results of operations or cash flows.

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

In January 2003, the FASB issued FASB Interpretation No. (“FIN”) 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“FIN 46”). In December 2003, the FASB issued FIN No. 46R (“FIN 46R”), to clarify some of the provisions of FIN 46 and to exempt certain entities from its requirements. The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and how to determine when and which business enterprise should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either: (a) the equity investors (if any) do not have a controlling financial interest; or (b) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary and all other enterprises with a significant variable interest in a variable interest entity make additional disclosures. FIN 46 was effective immediately for variable interest entities created after January 31, 2003. FIN 46 had previously been effective for interim periods beginning after June 15, 2003, for variable interests in place prior to February 1, 2003; however, on October 10, 2003, the FASB issued a statement deferring the implementation of FIN 46 for these variable interests until the first reporting period beginning after December 15, 2003. The company acquired, as part of the May 31, 2002 purchase of HJ Ford Associates, Inc., a 40% ownership interest in a small disadvantaged business, as defined by the United States Government, which has been accounted for using the equity method. The company had provided a guarantee of the business’s line of credit, under which its maximum exposure was $0.2 million. On April 1, 2004, the company was released as guarantor for this line of credit. The company has evaluated this investment and determined that it does not fall under the scope of FIN 46. Accordingly, the company will continue to account for this investment under the equity method, with no impact on the company’s financial position, results of operations or cash flows as a result of the adoption of FIN 46. The company currently has no other investments subject to the provisions of FIN 46.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-An Amendment of SFAS No. 123 (“SFAS 148”). SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require prominent disclosures in interim financial statements in addition to the annual disclosures about the effect the fair value method would have had on reported results. As permitted by SFAS 148, the company continues to apply the disclosure-only alternative adopted under SFAS 123 to account for its stock option grants to employees, under which compensation expense is not typically recognized. The company adopted the interim disclosure provisions of SFAS 148 in its Form 10-Q for the quarterly period ended March 31, 2003. The adoption of these disclosure provisions did not have a material effect on the company’s financial position, results of operations or cash flows.

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

Revenue Recognition

The company’s systems and services business provides its services pursuant to time and materials, cost reimbursable and fixed price contracts, including service-type contracts.

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

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

For cost reimbursable contracts, revenue is recognized as costs are incurred and includes a proportionate amount of the fee earned. Cost reimbursable contracts specify the contract fee in dollars or as a percentage of estimated costs. The primary risk related to a cost reimbursable contract is that a government audit of direct and indirect costs could result in the disallowance of certain costs, which would directly impact revenue and margin on the contract. Historically, such audits have had no material impact on the company’s revenue and operating income.

Under fixed price contracts, other than service-type contracts, revenue is recognized as services are performed, primarily using the percentage of completion method, or, for certain short-term contracts, by the completed contract method, in accordance with American Institute of Certified Public Accountants Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”). Revenue from service-type fixed price contracts is recognized ratably over the contract period or by other appropriate output methods to measure service provided, and contract costs are expensed as incurred. The risk to the company related to a fixed price contract is that if actual costs exceed the estimated costs to complete the contract, then profit is eroded or losses are incurred.

For all types of contracts, the company recognizes anticipated contract losses as soon as they become known and estimable. Out-of-pocket expenses that are reimbursable by the customer are included in contract revenue and cost of contract revenue.

Unbilled expenditures and fees on contracts in process primarily represent the amounts of recoverable contract revenue that have not been billed at the balance sheet date. Generally, the company’s unbilled expenditures and fees relate to revenue that is billed in the month after services are performed. In certain instances, billing is deferred in compliance with contract terms, such as milestone billing arrangements and withholdings or delayed for other reasons. In 2004, the company encountered delays in billing activity related to the start-up of its PeopleSoft-based enterprise business system. Costs related to United States Government contracts, including applicable indirect costs, are subject to audit by the government. Revenue from such contracts has been recorded at amounts the company expects to realize upon final settlement. At June 30, 2004, unbilled expenditures and fees also included subcontractor costs for the month of June 2004, for which invoices had not been received and for which revenues were not recognized, estimated at $3.3 million. The comparable amount included in unbilled expenditures and fees at December 31, 2003, was $2.4 million. The related liabilities were recorded as accounts payable.

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

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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

NOTE 2. DISCONTINUED OPERATIONS

On May 2, 2003, the company completed the sale of its Encoder Division assets and certain liabilities to GSI Lumonics Inc. (“GSI”) in Billerica, Massachusetts. In connection with this transaction, in the first quarter of 2003, the company recorded charges aggregating $1.1 million before taxes as a loss on the disposal of discontinued operations. The components of these charges were $0.3 million of professional fees and $0.8 million of exit costs, comprised of $0.5 million for severance costs for

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

approximately 45 Encoder Division employees and $0.3 million for future lease costs, net of contractual sublease income from GSI for the Encoder facility. During the first quarter of 2003, the company recognized, on a cash basis, $0.7 million received as the final royalty payment associated with the 1999 sale of its discontinued Telecommunications Fraud control business, which was recorded against the loss on the disposal of discontinued operations. This income, net of the $1.1 million of charges described above, resulted in a loss on the disposal of discontinued operations of $0.4 million before taxes, or a loss of $0.2 million, net of $0.2 million of income tax benefit, in the three months ended March 31, 2003 and the six months ended June 30, 2003. The company did not record any charges related to this disposal in the three months ended June 30, 2003.

The company’s loss from discontinued operations, net of taxes, was $0.9 million, or $0.10 per diluted share, and $1.2 million, or $0.14 per diluted share, in the three and six months ended June 30, 2003, respectively. The second-quarter loss included one month of operating loss from the Encoder Division and an accrual of $1.1 million for future lease costs of the Encoder facility, net of estimated sublease income from GSI. The six-month loss included four months of operating loss for the Encoder Division and the aforementioned charge for accrued lease costs. The company did not record any charges for discontinued operations in either the three or six months ended June 30, 2004.

The activity for the three and six months ended June 30, 2004, related to the company’s exit cost accrual is as follows (in thousands):

	Three months ended June 30, 2004
	Balance		Adjustments	Expenditures	Balance
	March 31,		for changes	charged against	June 30,
	2004	Provision	in estimate	accrual	2004
Severance	$74	$—	$—	$(74)	$—
Lease	784	—	—	(64)	720

	$858	$—	$—	$(138)	$720

	Six months ended June 30, 2004
	Balance		Adjustments	Expenditures	Balance
	December 31,		for changes	charged against	June 30,
	2003	Provision	in estimate	accrual	2004
Severance	$74	$—	$—	$(74)	$—
Lease	932	—	—	(212)	720

	$1,006	$—	$—	$(286)	$720

In addition to the exit cost accruals described above, liabilities of discontinued operations also include approximately $14,000 related to liabilities of the Encoder Division not assumed by GSI in the purchase transaction.

The balance sheet captions for discontinued operations include the following (in thousands):

	June 30,	December 31,
	2004	2003
Current liabilities Accrued payroll and employee benefits	$—	$74
Other accrued expenses	635	704

Total current liabilities	$635	$778

Long-term liabilities Other long-term liabilities	$99	$398

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

NOTE 3. GOODWILL AND INTANGIBLE ASSETS

Components of the company’s identifiable intangible assets are as follows (in thousands):

	June 30, 2004		December 31, 2003
		Accumulated		Accumulated
	Cost	amortization	Cost	amortization
Customer relationships	$2,700	$1,532	$2,700	$1,187
Non-competition agreements	1,740	1,327	1,740	910

	$4,440	$2,859	$4,440	$2,097

The company recorded amortization expense for its identifiable intangible assets of $0.4 million and $0.4 million for the three months June 30, 2004 and 2003, respectively, and $0.8 million and $0.9 million for the six months then ended. Estimated amortization expense on the company’s identifiable intangible assets for the remainder of the current year and each of the four subsequent years is as follows (in thousands):

Remainder of 2004	$759
2005	$489
2006	$166
2007	$167
Thereafter	$—

There were no changes in the carrying amount of goodwill during the six months ended June 30, 2004, as illustrated in the table below (in thousands):

	Systems and
	Services	Metrigraphics	Total
Balance at December 31, 2003	$26,711	$—	$26,711
Purchase accounting adjustments on prior period acquisitions	—	—	—

Balance at June 30, 2004	$26,711	$—	$26,711

NOTE 4. STOCK PLANS

The company has stock option plans that are administered by the Compensation Committee of the Board of Directors and the company’s Chief Executive Officer.

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

NOTE 5. BUSINESS SEGMENT, GEOGRAPHIC, MAJOR CUSTOMER AND RELATED PARTY INFORMATION

The company has two reportable business segments: Systems and Services, and Metrigraphics.

The Systems and Services segment provides technical and information technology services to government customers. The segment was comprised of five operating groups that provide similar services and are subject to similar regulations. These services included the design, development, operation and maintenance of information technology systems, engineering services, complex logistics planning systems and services, defense program administrative support services, simulation, modeling, training systems and services, and custom built electronic test equipment and services. On July 1, 2004, the company announced that it had sharpened its government customer focus by consolidating and realigning its operations to better facilitate the execution of its recently developed business growth strategy, better address the needs of its customers and further strengthen the delivery of its solutions-based services. Accordingly, effective July 1, 2004, the company has consolidated its five Systems and Services segment operating groups into two organizations. The two new organizations encompass all of the capabilities of the five former groups. This realignment will not impact the company’s business segments, as the new groups both provide solutions-based services and are subject to similar regulations.

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

The company evaluates performance and allocates resources based on operating income (loss). The operating income (loss) for each segment includes amortization of intangible assets and selling, general and administrative expenses directly attributable to the segment. All corporate operating expenses are allocated between the segments based on segment revenues, including depreciation. Sales between segments represent less than 1% of total revenues and are accounted for at cost. Corporate assets are primarily comprised of cash and cash equivalents, the company’s corporate headquarters facility in Andover, Massachusetts, the new PeopleSoft-based enterprise business system, the deferred tax asset, certain corporate prepaid expenses and other current assets, and valuation allowances.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Results of operations information for the company’s business segments for the three and six month periods ended June 30, 2004 and 2003, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenue
Systems and Services	$63,065	$60,309	$123,702	$117,238
Metrigraphics	1,885	1,829	3,316	3,506

	$64,950	$62,138	$127,018	$120,744

Operating income
Systems and Services	$4,010	$3,299	$7,478	$6,122
Metrigraphics	107	174	13	316

	$4,117	$3,473	$7,491	$6,438

Asset information for the company’s business segments and a reconciliation of segment assets to the corresponding consolidated amounts as of June 30, 2004 and December 31, 2003 is as follows (in thousands):

	June 30,	December 31,
	2004	2003
Segment assets
Systems and Services	$117,707	$98,274
Metrigraphics	1,892	2,004

Total segment assets	119,599	100,278
Corporate assets	21,290	20,792

	$140,889	$121,070

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

Revenues from Department of Defense (“DoD”) customers accounted for 80.0% and 77.7% of total revenues in the second quarters of 2004 and 2003, respectively, and 80.1% and 77.5% of total revenues in the six months then ended. Revenues earned from one significant DoD contract in the Systems and Services segment accounted for approximately 17% of the company’s total revenues in both the three and six months ended June 30, 2004, and 18% in both of the comparable prior year periods. This customer had no outstanding accounts receivable balance at either June 30, 2004, or December 31, 2003. A second significant contract in the Systems and Services segment comprised approximately 13% and 11% of the company’s total revenues in the second quarters of 2004 and 2003, respectively, and 12% of revenues in both six month periods. This customer had accounts receivable balances of $7.7 million and $1.6 million at June 30, 2004 and December 31, 2003, respectively. The company had no other customers that accounted for more than 10% of revenues in either the three or six months ended June 30, 2004 or 2003.

The company has a 40% interest in HMR Tech, a small disadvantaged business, as defined by the United States government, which it accounts for using the equity method of accounting. This interest was acquired as a result of the company’s May 31, 2002 acquisition of HJ Ford Associates, Inc. (“HJ Ford”). Accordingly, HMR Tech is considered a related party for all periods subsequent to May 31, 2002. Revenues from HMR Tech for the three and six months ended June 30, 2004, were approximately $93,000 and $190,000, respectively. Revenues from HMR Tech were approximately $40,000 for both the three and six months ended June 30, 2002, as the company did not recognize any revenues from HMR Tech in the first quarter of 2003. The amounts due from HMR Tech included in accounts receivable at June 30, 2004 and December 31, 2003, were approximately $223,000 and $501,000, respectively.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

NOTE 6. FINANCING ARRANGEMENTS

The company had outstanding debt of $28.9 million at June 30, 2004, comprised of $8.0 million on the mortgage on the company’s headquarters facility in Andover, Massachusetts and $20.9 million under the company’s revolving credit agreement. The company’s outstanding debt of $16.8 million at December 31, 2003, was comprised of $8.3 million on the mortgage on the company’s headquarters facility and $8.5 million under the company’s revolving credit agreement.

On December 26, 2002, the company entered into an installment payment agreement in connection with the purchase of its PeopleSoft-based enterprise business system software. The company made the first payment on January 26, 2003, and the second and final payment of $0.6 million on January 26, 2004. The company had recorded the liability using an imputed interest rate of 3.38%, which was its effective borrowing rate at December 31, 2002. This purchase commitment is included as a component of “Other accrued expenses” in the company’s Consolidated Balance Sheet as of December 31, 2003.

The company obtained a $50.0 million revolving credit agreement (the “Revolver”), effective June 28, 2002. This Revolver replaced the company’s former revolving credit facility. The Revolver has a three-year term and is available to the company for general corporate purposes, including strategic acquisitions. The fee on the unused portion of the Revolver ranges from 0.25% to 0.50%, depending on the company’s most recently reported leverage ratio, and is payable quarterly in arrears. The company has the option to elect a fixed 30, 60 or 90-day term, at an interest rate of LIBOR plus 2.0% to 3.0%, depending on the company’s most recently reported leverage ratio, or to pay the base rate on any outstanding balance. Interest on the outstanding principal balance of the Revolver is payable monthly under the base rate option or at the end of the elected term for the LIBOR rate option. At June 30, 2004, the outstanding principal balance under the Revolver was $20.9 million, with $8.4 million borrowed at the base rate of 4.0% and $12.5 million borrowed at 3.11% under a 30-day LIBOR option elected on June 2, 2004. The weighted average interest rate on the $20.9 million outstanding at June 30, 2004, was 3.47%. At December 31, 2003, the outstanding principal balance under the Revolver was $8.5 million. The interest rate on $7.5 million of this outstanding amount was 3.17% under the 60-day LIBOR rate option elected on December 15, 2003. The interest rate on the remaining $1.0 million principal amount outstanding was 3.16% under the 30-day LIBOR rate option elected on December 15, 2003.

The company has a ten-year mortgage loan (the “Mortgage”), dated June 12, 2000, as amended and restated on June 28, 2002, on its corporate office facility in Andover, Massachusetts. The agreement requires quarterly principal payments of $125,000, with a final payment of $5.0 million due in May 2010. Interest on the Mortgage accrues at the rate of LIBOR plus 2.0%. The interest rate on the Mortgage was 3.14% at June 30, 2004, under the 90-day LIBOR option elected on April 12, 2004. The company’s outstanding principal balance on the Mortgage was $8.0 million and $8.3 million at June 30, 2004 and December 31, 2003, respectively.

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

On December 23, 2003, the Revolver was amended to increase the capital expenditure limits in 2003 and 2004 to $9.0 million and $7.0 million, respectively, to allow for adjustments to the scheduled renovations of the company’s Andover, Massachusetts corporate office facility and the company’s investment in its new PeopleSoft-based enterprise business system. On March 26, 2003, the tangible net worth covenant of the Revolver was amended to base the covenant on total net worth and to exclude any adjustments to Accumulated other comprehensive loss from the covenant calculation. Management believes the company was in compliance with the Revolver and Mortgage agreements on June 30, 2004.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

NOTE 7. DEFINED BENEFIT PENSION PLAN

The components of net periodic benefit cost for the company’s defined benefit pension plan are below (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Interest cost	$977	$823	$1,954	$1,497
Expected return on plan assets	(979)	(715)	(1,958)	(1,301)
Recognized actuarial loss	327	259	654	471

Net periodic benefit cost	$325	$367	$650	$667

The company’s defined benefit pension plan is frozen. No credit is earned for current service and no new participants are eligible to enter the plan; accordingly, the net periodic benefit costs do not include any charges for service cost. The company previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2003, that it expected to contribute $3,725,000 to its pension plan in 2004. As of June 30, 2004, $1.5 million of contributions had been made. The company currently expects to contribute an additional $1.4 million to fund its pension plan in 2004, for a total contribution of $2.9 million. The reduction in the expected cash contribution in 2004 from the previously disclosed estimate is a result of interest rate relief promulgated by the Internal Revenue Service in April 2004, coupled with the finalization of the company’s contribution requirement calculation.

NOTE 8. CONTINGENCIES

The company has a 40% ownership interest in a small disadvantaged business, as defined by the United States Government, which is accounted for using the equity method. The company has continuing business relationships with this business and had provided a guarantee of the business’s line of credit, under which its maximum exposure was $0.2 million. On April 1, 2004, the company was released as guarantor for this line of credit.

The company has change of control agreements with certain of its employees that provide them with benefits should their employment with the company be terminated other than for cause or their disability or death, or if they resign for good reason, as defined in these agreements, within a certain period of time from the date of any change of control of the company.

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

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

As previously disclosed, on October 26, 2000, two former company employees were indicted and charged with, among other violations, wire fraud and a conspiracy scheme to defraud the United States Air Force out of approximately $10 million through kickbacks and overcharging for computer components and services. The former employees collected the kickbacks and overcharges through separate and independent businesses. The company received no money from their scheme. When notified by the government of the employees’ conspiracy, the company fired the two employees and voluntarily cooperated with the government’s investigation. The company was not charged in the criminal case. Both former employees pled guilty and were sentenced to prison. The company believes that the government has recovered a substantial portion of the defrauded funds from the co-conspirators. Notwithstanding the company’s efforts to settle any claims against the company arising from the co-conspirators’ scheme, on October 9, 2003, the United States Attorney filed a civil complaint against the company in the United States District Court for the District of Massachusetts based in substantial part upon the actions and omissions of the former employees which gave rise to the criminal cases against them. In the civil action, the United States Attorney is asserting on behalf of the government claims against the company based upon the False Claims Act and the Anti-Kickback Act, in addition to certain common law and equitable claims. The United States Attorney seeks to recover up to three times its actual damages and penalties under the False Claims Act and double damages and penalties under the Anti-Kickback Act and to recover costs and interest. The company disputes the claims, believes it has substantive defenses, and intends to vigorously defend itself. However, the outcome of such litigation, if unfavorable, could have a material adverse effect on the company’s business, financial position, results of operations and cash flows. The company has filed a third party complaint, as part of the United States Attorney’s civil action, including an affirmative multiple damage claim for unfair and deceptive practices, against Storage Engine, Inc. (“Storage Engine”), formerly known as ECCS, Inc., and its president and director. The complaint alleges that Storage Engine directly benefited from the kickback scheme alleged by the United States Attorney. Storage Engine, a supplier of computer components for the Air Force, made payments to the company’s two former employees through separate and independent businesses. Storage Engine and its president have denied the allegations. The company’s claim against Storage Engine, which filed for reorganization under Chapter 11 of the United States Bankruptcy Code, has survived the bankruptcy proceeding and remains a claim against Storage Engine.

On September 5, 2002, Genesis Tactical Group LLC (“Genesis”) asserted a cross-claim against Lockheed Martin Corporation (“Lockheed”) in the State of New York Supreme Court, County of Onondaga, seeking $50.0 million in damages and against the company seeking $35.0 million in damages. These cross-claims arise out of a suit filed on July 30, 2003, by Lockheed against Tactical Communications Group LLC, Genesis and the company in the State of New York Supreme Court, County of Onondaga. The Lockheed suit relates to a contract for services that was sold to Genesis by the company pursuant to an asset purchase agreement in 2001. By the terms of the asset purchase agreement, the company’s liability to Genesis is limited to $300,000, other than for intentional misrepresentation, willful breach or fraud. Lockheed and Genesis have settled their outstanding issues, including a software ownership issue, and filed a stipulation of dismissal with prejudice. In connection with this settlement, the Genesis claim for $35.0 million against the company was eliminated. Lockheed’s settlement demand to the company was $496,000 plus interest. The company believes that $312,000 of the demanded amount is for extra work and materials procured by Lockheed from Genesis and disputes the balance due to other mutually agreed contract changes between Lockheed and Genesis. The company expects to continue to defend against any and all claims by Lockheed and/or Genesis. While the company believes that the possibility of a material adverse effect on the company’s business, financial position, results of operations and cash flows is remote, there can be no assurance as to the outcome.

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

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

In the first half of 2004 and the year ended December 31, 2003, approximately 91% and 93%, respectively, of the company’s revenues were derived from sales to United States Government agencies, primarily the Department of Defense. All of the company’s United States Government contracts are subject to termination for convenience in accordance with government regulations. In the first half of 2004 and the year ended December 31, 2003, sales to agencies of state and local governments comprised approximately 7% and 5%, respectively, of revenues. Many of the contracts the company has won are multi-year efforts. In accordance with state laws, funding must be approved annually by the respective state’s legislature.

NOTE 9. SUBSEQUENT EVENTS

On August 2, 2004, the company announced that it signed a definitive agreement to acquire the government division of Impact Innovations LLC (“Impact Innovations”) for $53.4 million in cash, subject to certain closing provisions. Impact Innovations’ government group has annual revenues approximating $47 million and is based in the Washington, D.C. area. The government group offers solutions in business intelligence, enterprise software, application development, information technology service management and other related areas. Its customers include United States government intelligence agencies and various Department of Defense agencies, as well as federal civilian agencies. In connection with the acquisition, the company expects to amend its existing credit facility to provide for a $55.0 million term loan and a $37.0 million revolver for working capital. The acquisition is also subject to seller shareholder and regulatory approvals and completion of the financing discussed below.

On July 31, 2004, the company received a commitment letter from its bank group to restructure and increase the company’s credit facilities to $100.0 million, inclusive of the current mortgage on the corporate headquarters in Andover, Massachusetts. The secured financing agreement will provide for a $55.0 million, five-year term loan with a seven-year amortization schedule for the purchase of Impact Innovations’ government division and a $37.0 million, five-year revolving credit agreement for working capital. The bank group, led by Brown Brothers Harriman, also includes KeyBank, Bank North and BancAmerica. Although the company has received the commitment letter, there can be no assurance that the transaction will be completed.

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

The company’s business growth strategy is focused on developing relationships with customers in defense, public safety and state citizen services markets whose missions are focused on one or more of these six strategic business areas: C4ISR (command, control, communications, computing, intelligence, surveillance and reconnaissance), logistics, readiness, military space, homeland security and health and human services. The strategy is intended to leverage six solution sets where DRC believes it has strong competencies and a record of meeting its customers’ most difficult challenges. These solutions are business intelligence, acquisition managements, training, business transformation, child welfare case management and network services management.

DRC has a balanced organic and acquisition growth strategy aimed at gaining market segment leadership and penetrating new market segments, with specific focus on sustained organic growth. This strategy is intended to achieve four key objectives: to increase shareholder value; to grow in selected markets; to achieve operational excellence; and to become an employer of choice.

On July 1, 2004, the company announced that it had sharpened its government customer focus by consolidating and realigning its operations to better facilitate the execution of its recently developed business growth strategy, better address the needs of its customers and further strengthen the delivery of its solutions-based services. Accordingly, effective July 1, 2004, the company has consolidated its five Systems and Services segment operating groups into two organizations. The two new organizations encompass all of the capabilities of the five former groups. This realignment will not impact the company’s business segments, as the new groups both provide solutions-based services and are subject to similar regulations.

DYNAMICS RESEARCH CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

RECENT DEVELOPMENTS

On August 2, 2004, the company announced that it signed a definitive agreement to acquire the government division of Impact Innovations LLC (“Impact Innovations”) for $53.4 million in cash, subject to certain closing provisions. Impact Innovations’ government group has annual revenues approximating $47 million and is based in the Washington, D.C. area. The government group offers solutions in business intelligence, enterprise software, application development, information technology service management and other related areas. Its customers include United States government intelligence agencies and various Department of Defense agencies, as well as federal civilian agencies. In connection with the acquisition, the company expects to amend its existing credit facility to provide for a $55.0 million term loan and a $37.0 million revolver for working capital. The acquisition is also subject to seller shareholder and regulatory approvals and completion of the financing discussed below.

On July 31, 2004, the company received a commitment letter from its bank group to restructure and increase the company’s credit facilities to $100.0 million, inclusive of the current mortgage on the corporate headquarters in Andover, Massachusetts. The secured financing agreement will provide for a $55.0 million, five-year term loan with a seven-year amortization schedule for the purchase of Impact Innovations’ government division and a $37.0 million, five-year revolving credit agreement for working capital. The bank group, led by Brown Brothers Harriman, also includes KeyBank, Bank North and BancAmerica. The company expects to complete the financing in late August 2004. Although the company has received the commitment letter, there can be no assurance that the transaction will be completed.

RESULTS OF OPERATIONS THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

Revenues

The company reported revenues of $64.9 million in the second quarter of 2004, compared to $62.1 million in the same prior year period. The company’s revenues for the six months ended June 30, 2004, were $127.0 million, compared to $120.7 million in the same prior year period.

Contract revenues for the Systems and Services segment increased 4.6%, to $63.0 million, in the second quarter of 2004, from $60.3 million in the comparable prior year period. Contract revenues were $123.7 million and $117.2 million, respectively, in the first six months of 2004 and 2003. Defense revenues grew 7.6%, or $3.7 million, in the second quarter of 2004, from $48.2 million in the second quarter of 2003. Defense revenues were $101.7 million and $93.5 million in the six months ended June 30, 2004 and 2003, respectively. The increase in defense revenues in both the current year three and six-month periods is attributable to internally generated growth, primarily in the C4ISR (Command, control, communications, computing, intelligence, surveillance and reconnaissance), readiness and logistics markets.

Revenues from federal civilian agencies were $7.1 million for the quarter ended June 30, 2004, a decrease of 22.2% from the $9.1 million reported in the same prior year quarter. Revenues from federal civilian agencies in the six months ended June 30, 2004 and 2003, were $13.6 million and $18.1 million, respectively. The decrease in federal civilian agency revenues is primarily the result of the completion late in 2003 of the company’s quality assurance work at the Bureau of Citizenship and Immigration Services and delays in new contract awards by this agency. The company continues to await new contract awards by agencies in this sector and is pursuing business opportunities in this area.

State and local government revenues increased to $3.9 million in the second quarter of 2004, from $2.9 million in the second quarter of 2003, resulting from the commencement of work on a new multi-year software development contract with the State of Ohio. State and local government revenues were $8.3 million and $5.5 million in the six month periods ended June 30, 2004 and 2003, respectively. The increase in the current year was due to the new Ohio contract, as well as higher revenues from training and network management services with health and human services customers.

DYNAMICS RESEARCH CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Product sales for the Metrigraphics segment increased by $0.1 million, to $1.9 million, in the second quarter of 2004, from $1.8 million in the same quarter of 2003. Product sales for this segment decreased by $0.2 million, to $3.3 million, in the first half of 2004, compared to the same prior year period. This segment’s increase in the second quarter of 2004 is due in part to an overall improvement in order levels, combined with an acceleration of orders by one customer from the third quarter to the second quarter. The company expects 2004 revenues for this segment to be comparable to 2003 revenues. However, the company remains concerned that further economic weakness could increase the adverse effect on this segment.

Gross margin

Gross margins were 14.5% and 16.1% in the second quarters of 2004 and 2003, respectively, and 14.6% and 15.9% in the six months then ended.

The company’s Systems and Services segment’s gross margin on contract revenues decreased to 14.1% in the second quarter of 2004, from 15.7% in the comparable prior year quarter. The segment’s gross margin for the six months ended June 30, 2004, also decreased, to 14.3%, compared to 15.6% in the same prior year period. The decrease in both current year periods is primarily attributable to increased subcontractor costs and amortization and maintenance expenses related to the implementation of the company’s new PeopleSoft-based enterprise business system, which was placed into service on January 1, 2004. These factors were partially offset by efficiencies realized from the integration of recent acquisitions into the company’s operations, primarily facility consolidation and lower overhead as a percentage of revenues.

The Metrigraphics segment’s gross margin on product sales decreased in both the three and six-month periods ended June 30, 2004, to 27.9% and 24.6%, respectively, compared to 29.9% and 27.7% in the same prior year periods. However, the segment’s gross margin in the second quarter of the current year reflected improved performance in comparison to the first quarter, and is consistent with higher revenues in the second quarter. Despite these increased revenues, gross margin declined in the current year, compared to the same prior year periods. This decrease is primarily attributable to product mix. The company remains concerned that further economic weakness in this sector could exert additional downward pressure on this segment’s gross margin.

Selling, general and administrative expenses

Selling, general and administrative expenses for the second quarter of 2004 were $5.0 million, a decrease of $1.1 million, compared to $6.1 million in the same prior year quarter. Selling, general and administrative expenses also decreased in the six months ended June 30, 2004, by $1.6 million, to $10.3 million, compared to $11.9 million in the six months ended June 30, 2003. This decrease is primarily attributable to reduced legal and marketing costs, partially offset by costs related to the implementation of the company’s new PeopleSoft-based enterprise business system.

Amortization of intangible assets

Amortization expense of $0.4 million in the second quarters of both 2004 and 2003, and $0.8 million and $0.9 million in the six months ended June 30, 2004 and 2003, respectively, relates to intangible assets acquired in the company’s 2002 purchases of Andrulis Corporation and HJ Ford Associates, Inc.

Operating income

The company reported operating income of $4.1 million, or 6.3% of revenues, and $3.4 million, or 5.6% of revenues, in the second quarters of 2004 and 2003, respectively. The company’s operating income in the six months ended June 30, 2004 and 2003, was $7.5 million, or 5.9% of revenues, and $6.4 million, or 5.3% of revenues, respectively. The increase in both operating income and margin in the current year periods is primarily attributable to reduced selling, general and administrative expenses.

DYNAMICS RESEARCH CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Interest income and expense

Interest income increased to approximately $24,000 in the second quarter of 2004, from approximately $12,000 in the comparable prior year period. Interest income in the six months ended June 30, 2004, was approximately $31,000, an increase from the amount reported for the same prior year period, which approximated $18,000. Interest expense increased by approximately $136,000, to approximately $385,000, in the second quarter of 2004, compared to the same prior year period. Interest expense for the six months ended June 30, 2004, approximated $606,000, an increase of approximately $73,000 from the same prior year period. The increase in interest expense in both current year periods is primarily attributable to the higher outstanding principal balance on the company’s revolving credit facility during the second quarter of 2004. Borrowings during the first half of 2004 have been used to support the start-up of the company’s new PeopleSoft-based enterprise business system, which was placed into service on January 1, 2004.

Income tax provision

The company recorded income tax provisions of $3.1 million, or 42.3% of pre-tax income, and $2.4 million, or 40.2% of pre-tax income, in the first six months of 2004 and 2003, respectively. The increase in the 2004 tax rate reflects changes in estimates during 2003 for non-deductible expenses.

Discontinued operations

On May 2, 2003, the company completed the sale of its Encoder Division assets and certain liabilities to GSI Lumonics Inc. (“GSI”) in Billerica, Massachusetts, for $3.3 million in cash, subject to post-closing adjustments related to a valuation of the net assets of the Encoder Division and the assumption by GSI of certain of DRC’s liabilities with respect to the assets acquired.

In connection with this transaction, in the first quarter of 2003, the company recorded charges aggregating $1.1 million before taxes as a loss on the disposal of discontinued operations. The components of these charges were $0.3 million of professional fees and $0.8 million of exit costs, comprised of $0.5 million for severance costs for approximately 45 Encoder Division employees and $0.3 million for future lease costs, net of contractual sublease income from GSI for the Encoder facility. During the first quarter of 2003, the company recognized, on a cash basis, $0.7 million received as the final royalty payment associated with the 1999 sale of its discontinued Telecommunications Fraud control business, which was recorded against the loss on the disposal of discontinued operations. This income, net of the $1.1 million of charges described above, resulted in a loss on the disposal of discontinued operations of $0.4 million before taxes, or a loss of $0.2 million, net of $0.2 million of income tax benefit, in the three months ended March 31, 2003 and the six months ended June 30, 2003. The company did not record any charges related to this disposal in the three months ended June 30, 2003.

The company’s loss from discontinued operations, net of taxes, was $0.9 million, or $0.10 per diluted share, and $1.2 million, or $0.14 per diluted share, in the three and six months ended June 30, 2003, respectively. The second-quarter loss included one month of operating loss from the Encoder Division and an accrual of $1.1 million for future lease costs of the Encoder facility, net of estimated sublease income from GSI. The six-month loss included four months of operating loss for the Encoder Division and the aforementioned charge for accrued lease costs. The company did not record any charges for discontinued operations in either the three or six months ended June 30, 2004.

DYNAMICS RESEARCH CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Backlog

The company’s funded backlog was $123.4 million and $118.5 million at June 30, 2004 and 2003, respectively, and $123.9 million at December 31, 2003. The funded backlog generally is subject to possible termination at the convenience of the customer. The company has a number of multi-year contracts with agencies of the United States and state governments for which actual funding generally occurs on an annual basis. A portion of the company’s funded backlog is based on annual purchase contracts and subject to annual governmental approval or appropriations legislation, and the amount of funded backlog as of any date can be affected by the timing of order receipts and deliveries. Backlog does not necessarily equate to future revenues.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004 and December 31, 2003, the company had cash and cash equivalents aggregating $145,000 and $2.7 million, respectively. The decrease in cash and cash equivalents is primarily the result of $13.6 million of net cash used in operating activities, including $0.4 million used in discontinued operations, and $2.2 million of capital expenditures. These amounts were partially offset by $12.4 million of additional borrowings under the company’s revolving credit facility and $1.3 million of proceeds from the exercise of stock options and participation in the company’s employee stock purchase plan.

Cash used in operating activities totaled $13.6 million, and is primarily attributable to $10.9 million of increased accounts receivable, $10.0 million of increases in unbilled expenditures and fees on contracts in process, and $1.0 million of reduced accrued payroll and employee benefits. These amounts were partially offset by $4.2 million of net income, depreciation and amortization expenses aggregating $2.5 million and $0.9 million of increased accounts payable.

The company’s days sales outstanding, or DSO, was 114 at June 30, 2004 and 89 at December 31, 2003. These amounts include the amounts reported under the captions “Accounts receivable, net of allowances” and “Unbilled expenditures and fees on contracts in process” with the exception of subcontractor costs accrued, for which revenues were not recognized, described below. As reported in the company’s Annual Report on Form 10-K for the year ended December 31, 2003, and Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, the company encountered start-up delays in billing activity in the first quarter of 2004, related to the implementation of its PeopleSoft-based enterprise business system. Progress was made in the second quarter; the company generated invoices totaling $70 million, well in excess of second quarter revenues, and compared to invoices totaling $47 million generated in the first quarter of 2004. However, delayed timing of cash collections resulted in an increase in DSO, from 106 days at March 31, 2004 to 114 days at June 30, 2004. The company has no indication of concerns of collectibility.

At June 30, 2004 unbilled expenditures and fees on contracts in process included subcontractor costs for the month of June, for which invoices had not been received and for which revenues were not recognized, estimated at $3.3 million. The corresponding amount recorded at December 31, 2003, was $2.4 million. Related liabilities were recorded as accounts payable.

Cash used for investing activities totaled $2.5 million, and is primarily attributable to $2.2 million of capital expenditures, including $0.9 million for renovations to the company’s Andover, Massachusetts corporate headquarters and $0.7 million related to the implementation of the company’s new PeopleSoft-based enterprise business system.

The company has a revolving credit facility (the “Revolver”), entered into on June 28, 2002. The Revolver has a three-year term and is available to the company for general corporate purposes, including strategic acquisitions. The fee on the unused portion of the Revolver ranges from 0.25 % to 0.50% depending on the company’s most recently reported leverage ratio, and is payable quarterly in arrears. The company has the option to elect on a fixed 30, 60 or 90-day term, at an interest rate of LIBOR plus 2.0% to 3.0%, depending on the company’s most recently reported leverage ratio, or to pay the base rate on any outstanding balance. Interest on the Revolver’s outstanding principal balance is payable monthly under the base rate option or at the end of the elected term for the LIBOR rate option. At June 30, 2004, the outstanding principal balance under the Revolver was $20.9 million, with $8.4 million borrowed at the base rate of 4.0% and $12.5 million borrowed at 3.11% under a 30-day LIBOR option elected on June 2, 2004. The weighted average interest rate on the outstanding principal balance was 3.47% at June 30, 2004.

DYNAMICS RESEARCH CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

The company has a ten-year mortgage loan (the “Mortgage”), dated June 12, 2000, as amended and restated on June 28, 2002, on the corporate office facility in Andover, Massachusetts. The outstanding principal balance of the Mortgage was $8.0 million at June 30, 2004. The agreement requires quarterly principal payments of $125,000, with a final payment of $5.0 million in May 2010. Interest on the Mortgage accrues at the rate of LIBOR plus 2.0%. The interest rate on the Mortgage at June 30, 2004, was 3.14% under the 90-day LIBOR option, elected on April 12, 2004.

On December 26, 2002, the company entered into an installment payment agreement in connection with the purchase of its PeopleSoft-based enterprise business system software. The company made the first payment on January 26, 2003, and the second and final payment of $0.6 million on January 26, 2004. The company had recorded the liability using an imputed interest rate of 3.38%, which was its effective borrowing rate at December 31, 2002. This purchase commitment is included as a component of Other accrued expenses in the company’s Consolidated Balance Sheet as of December 31, 2003.

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

On December 23, 2003, the Revolver was amended to increase the capital expenditure limits in 2003 and 2004 to $9.0 million and $7.0 million, respectively, to allow for adjustments to the scheduled renovations of the company’s Andover, Massachusetts corporate headquarters and the company’s investment in its new PeopleSoft-based enterprise business system. On March 26, 2003, the tangible net worth covenant of the Revolver was amended to base the covenant on total net worth and to exclude any adjustments to “Accumulated other comprehensive loss” from the covenant calculation. Management believes the company was in compliance with the Revolver and Mortgage agreements amounts on June 30, 2004.

On July 31, 2004, the company received a commitment letter from its bank group to restructure and increase the company’s credit facilities to $100.0 million, inclusive of the current mortgage on the corporate headquarters in Andover, Massachusetts. The secured financing agreement will provide for a $55.0 million, five-year term loan with a seven-year amortization schedule for the purchase of Impact Innovations’ government division and a $37.0 million, five-year revolving credit agreement for working capital. This financing is intended to replace the Revolver, which expires on June 27, 2005. The bank group, led by Brown Brothers Harriman, also includes KeyBank, Bank North and BancAmerica. The company expects to complete the financing in late August. Although the company has received the commitment letter, there can be no assurance that the transaction will be completed.

Cash provided by financing activities was comprised of $12.4 million of net borrowings under the company’s revolving credit agreement and $1.3 million of cash proceeds from the exercise of stock options and issuance of shares under the employee stock purchase plan. The company has increased its borrowings under the revolving credit agreement to support its temporary resource allocation related to the start-up of the company’s new PeopleSoft-based enterprise business system. This resource allocation was necessary to address billing issues encountered during the system implementation; these issues have been identified and are being addressed. The company’s proceeds from financing activities were partially offset by $0.3 million of principal payments under the company’s Mortgage agreement.

The company’s results of operations, cash flows and financial condition are subject to certain trends, events and uncertainties, including demands for capital to support growth, economic conditions, government payment practices and contractual matters. The company believes that selective acquisitions are an important component of its growth strategy. The company may acquire, from time to time, firms or properties that are aligned with the company’s core capabilities and which complement the company’s customer base. The company’s capital expenditures, excluding business acquisitions, are expected to be in the range of $6 million to $7 million in 2004, primarily for facilities infrastructure consolidation and improvements.

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

Based upon its present business plan and operating performance, the company believes that cash provided by operating activities, combined with amounts available for borrowing under the Revolver, will be adequate to fund the capital requirements of its existing operations during the remainder of 2004 and for the foreseeable future and that it will be able to obtain replacement financing on competitive terms at or prior to the expiration of the Revolver on June 27, 2005. However, the development of adverse economic or business conditions could significantly affect the need for and availability of capital resources.

The company’s contractual obligations as of June 30, 2004 consist of the following (in thousands):

	Less than	Two to three	Four to five
	one year	years	years	Thereafter	Total
Revolver	$20,887	$—	$—	$—	$20,887
Long-term debt	500	1,000	1,000	5,500	8,000
Operating leases	4,595	4,433	3,119	2,599	14,746

Total contractual obligations	$25,982	$5,433	$4,119	$8,099	$43,633

The company previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2003, that it expected to contribute $3,725,000 to its pension plan in 2004. As of June 30, 2004, $1.5 million of contributions had been made. The company currently expects to contribute an additional $1.4 million to fund its pension plan in 2004, for a total contribution of $2.9 million. The reduction in the expected cash contribution in 2004 from the previously disclosed estimate is a result of interest rate relief promulgated by the Internal Revenue Service in April 2004, coupled with the finalization of the company’s contribution requirement calculation.

COMMITMENTS AND CONTINGENCIES

The company has entered into an agreement to acquire the government division of Impact Innovations LLC (“Impact Innovations”) for $53.4 million in cash, subject to certain closing provision. Impact Innovations’ government group has annual revenues approximating $47 million and is based in the Washington, D.C. area. The government group offers solutions in business intelligence, enterprise software, application development, information technology service management and other related areas. Its customers include United States government intelligence agencies and various Department of Defense agencies, as well as federal civilian agencies. In connection with the acquisition, the company expects to amend its existing credit facility to provide for a $55.0 million term loan and a $37.0 million revolver for working capital. The acquisition is also subject to seller shareholder and regulatory approvals. There can be no assurance that the acquisition or the financing will be completed.

The company has a 40% ownership interest in a small disadvantaged business, as defined by the United States Government, which is accounted for using the equity method. The company has continuing business relationships with this business and had provided a guarantee of the business’s line of credit, under which its maximum exposure was $0.2 million. On April 1, 2004, the company was released as guarantor for this line of credit.

The company has change of control agreements with certain of its employees that provide them with benefits should their employment with the company be terminated other than for cause or their disability or death, or if they resign for good reason, as defined in these agreements, within a certain period of time from the date of any change of control of the company.

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

As previously disclosed, on October 26, 2000, two former company employees were indicted and charged with, among other violations, wire fraud and a conspiracy scheme to defraud the United States Air Force out of approximately $10 million through kickbacks and overcharging for computer components and services. The former employees collected the kickbacks and overcharges through separate and independent businesses. The company received no money from their scheme. When notified by the government of the employees’ conspiracy, the company fired the two employees and voluntarily cooperated with the government’s investigation. The company was not charged in the criminal case. Both former employees pled guilty and were sentenced to prison. The company believes that the government has recovered a substantial portion of the defrauded funds from the co-conspirators. Notwithstanding the company’s efforts to settle any claims against the company arising from the co-conspirators’ scheme, on October 9, 2003, the United States Attorney filed a civil complaint against the company in the United States District Court for the District of Massachusetts based in substantial part upon the actions and omissions of the former employees which gave rise to the criminal cases against them. In the civil action, the United States Attorney is asserting on behalf of the government claims against the company based upon the False Claims Act and the Anti-Kickback Act, in addition to certain common law and equitable claims. The United States Attorney seeks to recover up to three times its actual damages and penalties under the False Claims Act and double damages and penalties under the Anti-Kickback Act and to recover costs and interest. The company disputes the claims, believes it has substantive defenses, and intends to vigorously defend itself. However, the outcome of such litigation, if unfavorable, could have a material adverse effect on the company’s business, financial position, results of operations and cash flows. The company has filed a third party complaint, as part of the United States Attorney’s civil action, including an affirmative multiple damage claim for unfair and deceptive practices, against Storage Engine, Inc. (“Storage Engine”), formerly known as ECCS, Inc., and its president and director. The complaint alleges that Storage Engine directly benefited from the kickback scheme alleged by the United States Attorney. Storage Engine, a supplier of computer components for the Air Force, made payments to the company’s two former employees through separate and independent businesses. Storage Engine and its president have denied the allegations. The company’s claim against Storage Engine, which filed for reorganization under Chapter 11 of the United States Bankruptcy Code, has survived the bankruptcy proceeding and remains a claim against Storage Engine.

On September 5, 2002, Genesis Tactical Group LLC (“Genesis”) asserted a cross-claim against Lockheed Martin Corporation (“Lockheed”) in the State of New York Supreme Court, County of Onondaga, seeking $50.0 million in damages and against the company seeking $35.0 million in damages. These cross-claims arise out of a suit filed on July 30, 2003, by Lockheed against Tactical Communications Group LLC, Genesis and the company in the State of New York Supreme Court, County of Onondaga. The Lockheed suit relates to a contract for services that was sold to Genesis by the company pursuant to an asset purchase agreement in 2001. By the terms of the asset purchase agreement, the company’s liability to Genesis is limited to $300,000, other than for intentional misrepresentation, willful breach or fraud. Lockheed and Genesis have settled their outstanding issues, including a software ownership issue, and filed a stipulation of dismissal with prejudice. In connection with this settlement, the Genesis claim for $35.0 million against the company was eliminated. Lockheed’s settlement demand to the company was $496,000 plus interest. The company believes that $312,000 of the demanded amount is for extra work and materials procured by Lockheed from Genesis and disputes the balance due to other mutually agreed contract changes between Lockheed and Genesis. The company expects to continue to defend against any and all claims by Lockheed and/or Genesis. While the company believes that the possibility of a material adverse effect on the company’s business, financial position, results of operations and cash flows is remote, there can be no assurance as to the outcome.

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

In the first half of 2004 and the year ended December 31, 2003, approximately 91% and 93%, respectively, of the company’s revenues were derived from sales to United States Government agencies, primarily the Department of Defense. All of the company’s United States Government contracts are subject to termination for convenience in accordance with government regulations. In the first half of 2004 and the year ended December 31, 2003, sales to agencies of state and local governments comprised approximately 7% and 5%, respectively, of revenues. Many of the contracts the company has won are multi-year efforts. In accordance with state laws, funding must be approved annually by the respective state’s legislature.

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

Under fixed price contracts, other than service-type contracts, revenue is recognized primarily under the percentage of completion method, or, for certain short-term contracts, by the completed contract method, in accordance with American Institute of Certified Public Accountants Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”).

DYNAMICS RESEARCH CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Revenue from service-type fixed price contracts is recognized ratably over the contract period or by other appropriate output methods to measure service provided, and contract costs are expensed as incurred. The risk to the company related to a fixed price contract is that if actual costs exceed the estimated costs to complete the contract, then profit is eroded or losses are incurred.

For all types of contracts, the company recognizes anticipated contract losses as soon as they become known and estimable. Out-of-pocket expenses that are reimbursable by the customer are included in contract revenue and cost of contract revenue.

Unbilled expenditures and fees on contracts in process are the amounts of recoverable contract revenue that have not been billed at the balance sheet date. Generally, the company’s unbilled expenditures and fees relate to revenue that is billed in the month after services are performed. In certain instances, billing is deferred in compliance with contract terms, such as milestone billing arrangements and withholdings, or delayed for other reasons. In 2004, the company encountered delays in billing activity related to the start-up of its PeopleSoft-based enterprise business system. Costs related to United States Government contracts, including applicable indirect costs, are subject to audit by the government. Revenue from such contracts has been recorded at amounts the company expects to realize upon final settlement. At June 30, 2004, unbilled expenditures and fees also included subcontractor costs for the month of June, for which invoices had not been received and for which revenues were not recognized, estimated at $3.3 million. The comparable amount included in unbilled expenditures and fees at December 31, 2003, was $2.4 million. The related liabilities were recorded as accounts payable.

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

In December 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 132R (“SFAS 132R”), a revision of its original SFAS No. 132, Employers’ Disclosures About Pensions and Other Postretirement Benefits (“SFAS 132”). SFAS 132R revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. SFAS 132R retains the disclosure requirements contained in SFAS 132 and requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The company adopted these disclosure provisions for the year ended December 31, 2003. The adoption of these disclosure provisions did not have a material effect on the company’s financial position, results of operations or cash flows.

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

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”). SFAS 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The company adopted the provisions of SFAS 150 on July 1, 2003. The company did not have any financial instruments within the scope of SFAS 150 at June 30, 2004, and, accordingly, the adoption of SFAS 150 did not have a material effect on its financial position, results of operations or cash flows.

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

In January 2003, the FASB issued FASB Interpretation No. (“FIN”) 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“FIN 46”). In December 2003, the FASB issued FIN No. 46R (“FIN 46R”), to clarify some of the provisions of FIN 46 and to exempt certain entities from its requirements. The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and how to determine when and which business enterprise should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either: (a) the equity investors (if any) do not have a controlling financial interest; or (b) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary and all other enterprises with a significant variable interest in a variable interest entity make additional disclosures. FIN 46 was effective immediately for variable interest entities created after January 31, 2003. FIN 46 had previously been effective for interim periods beginning after June 15, 2003, for variable interests in place prior to February 1, 2003; however, on October 10, 2003, the FASB issued a statement deferring the implementation of FIN 46 for these variable interests until the first reporting period beginning after December 15, 2003. The company acquired, as part of the May 31, 2002 purchase of HJ Ford Associates, Inc., a 40% ownership interest in a small disadvantaged business, as defined by the United States Government, which has been accounted for using the equity method. The company had provided a guarantee of the business’s line of credit, under which its maximum exposure was $0.2 million. On April 1, 2004, the company was released as guarantor for this line of credit. The company has evaluated this investment and determined that it does not fall under the scope of FIN 46. Accordingly, the company will continue to account for this investment under the equity method, with no impact on the company’s financial position, results of operations or cash flows as a result of the adoption of FIN 46. The company currently has no other investments subject to the provisions of FIN 46.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

You should carefully consider the risks described below and the information in our Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission (“SEC”) on March 15, 2004, as well as our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K filed with the SEC, before deciding to invest in shares of our common stock. These are risks and uncertainties we believe are most important for you to consider. Additional risks and uncertainties not presently known to us, or which we currently deem immaterial, or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the following risks or uncertainties actually occurs, our business, financial condition, results of operations or cash flows would likely suffer. In that event, the market price of our common stock could decline.

Our Revenue is Highly Dependent on the Department of Defense and Other Federal Agencies. Decreases in Their Budgets, Changes in Program Priorities or Military Base Closures Could Affect Our Results.

In the first half of 2004 and in 2003, approximately 91% and 93% of our revenue, respectively, was derived from United States government agencies, primarily the Department of Defense. Our revenue could be adversely affected by significant changes in defense spending during periods of declining United States defense budgets. Among the effects of this general decline has been increased competition within a consolidating defense industry.

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

DYNAMICS RESEARCH CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

The federal government audits and reviews our performance on contracts, pricing practices, cost structure and compliance with applicable laws, regulations and standards. Like most government contractors, the company’s contract costs are audited and reviewed on a continual basis. Although audits have been completed on the company’s incurred contract costs through 2002 for the parent company, and through 2000 for our Andrulis Corporation and HJ Ford Associates, Inc. subsidiaries, audits for costs incurred or work performed subsequent to these dates remains ongoing and, for much of our work in recent years, have not yet commenced. In addition, non-audit reviews by the government may still be conducted on all of our government contracts. An audit of the company’s work, including an audit of work performed by the companies we have acquired or may acquire, could result in a substantial adjustment to our revenues because any costs found to be improperly allocated to a specific contract will not be reimbursed, and revenues we have already recognized may need to be refunded. If a government audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with federal government agencies. In addition, our reputation could suffer serious harm if allegations of impropriety were made against us.

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

Our Business is Highly Concentrated and a Significant Portion of Our Revenue is Derived From a Few Customers.

Our revenue from contracts with the Department of Defense, either as prime contractor or subcontractor, accounted for approximately 80% and 78% of our total revenue in the first half of 2004 and in 2003, respectively. Within the Department of Defense, certain individual programs account for a significant portion of our United States Government business. We cannot provide any assurance that any of these programs will continue as such or will continue at current levels. A decrease in orders from the Department of Defense or any of these customers would have an adverse effect on our profitability, and the loss of any large customer could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Accounting System Upgrades and Conversions May Delay Billing and Collections of Our Accounts Receivable.

We have recently installed a new PeopleSoft-based enterprise business system, and from time to time, we may be required to make changes to that system as we integrate businesses or upgrade to new technologies. The implementation of the company’s new PeopleSoft-based enterprise business system has caused certain delays in billing and collection of accounts receivable, which are currently being addressed by us. Future accounting system conversions and upgrades could cause delays in billing and collection of accounts receivable under our contracts, which could adversely affect our business, financial condition, results of operations and cash flows.

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

DYNAMICS RESEARCH CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

We May Not Make or Complete Future Mergers, Acquisitions or Strategic Alliances or Investments.

In August 2004, we announced that we had entered into a definitive agreement to acquire the government division of Impact Innovations LLC for $53.4 million in cash. There can be no assurance that we will complete this transaction. In 2002, we acquired HJ Ford Associates, Inc. and Andrulis Corporation. We may seek to continue to expand our operations through mergers, acquisitions or strategic alliances with businesses that will complement our existing business. However, we may not be able to find attractive candidates, or enter into acquisitions on terms that are favorable to us, or successfully integrate the operations of companies that we acquire. In addition, we may compete with other companies for these acquisition candidates, which could make an acquisition more expensive for us. If we are able to successfully identify and complete an acquisition or similar transaction, it could involve a number of risks, including, among others:

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

DYNAMICS RESEARCH CORPORATION

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company is subject to interest rate risk associated with our Mortgage and Revolver, where interest payments are tied to either the LIBOR or prime rate. At any time, a sharp rise in interest rates could have an adverse effect on net interest expense as reported in the company’s Consolidated Statements of Operations. A one full percentage point increase in the interest rate on the balance of the Mortgage and Revolver at June 30, 2004 would result in a $0.3 million increase in interest expense per year. The company does not currently hedge these interest rate exposures.

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

Our company carried out an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended, of the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2004. While we have previously identified internal control weaknesses, which are discussed below, our current evaluation indicated that these weaknesses did not impair the effectiveness of our overall disclosure controls and procedures and we have concluded that the company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.

In evaluating our internal controls we sought to determine whether there were any significant deficiencies under standards established by the American Institute of Certified Public Accountants, or AICPA. Prior to filing our Annual Report on Form 10-K for the year ended December 31, 2003, our management and Audit Committee were notified by our engaged accountants, Grant Thornton LLP (“Grant Thornton”), of the existence of two significant deficiencies.

The first significant deficiency related to the company’s accounting policy regarding the recognition of liabilities for subcontractor work performed but not invoiced. Under the company’s accounting policy, at the end of each reporting period, the company’s recognition of liabilities for un-invoiced subcontractor work performed was deferred until the following accounting period, which is not consistent with generally accepted accounting principles, or GAAP. Grant Thornton recommended that the company develop policies and procedures to estimate and capture this data and record the amounts in the proper period. This condition also suggested the need for the company to review its GAAP training procedures and strengthen its accounting resources.

The company concurred with Grant Thornton’s finding, recorded liabilities and related assets of $2.4 million at December 31, 2003, and revised its policy to record the liabilities and related assets in the period in which the services are performed. The company continues to recognize costs and revenues consistent with this policy. In 2004, the company believes that it has significantly strengthened its accounting resources by adding two highly experienced professionals to its existing staff and conducting a training program on internal controls. In April 2004, the company hired an Assistant Controller for Financial Reporting, and, in June 2004, appointed a new Corporate Controller and Chief Accounting Officer with extensive experience in COSO-compliant internal control implementation, complex enterprise systems implementation and transaction processing and general accounting practices. The former Corporate Controller and Chief Accounting Officer has assumed responsibility for business control matters, such as forecasting and business transaction review. The company will continue to seek and identify opportunities to strengthen staff skills through training. In 2004, the company’s training will be primarily focused on internal controls, current tax law changes and procedures related to the implementation of the company’s new PeopleSoft-based enterprise business system.

The second significant deficiency relates to the company’s manually intensive financial reporting process, which can limit the time for internal review. Although Grant Thornton did not note any material adjustments as a result of this condition, the potential for errors exists. Grant Thornton recommended that the company consider updating its current accounting and reporting system to a more automated system so that management will have adequate time to analyze, record and review account balances for accuracy, and that senior management reevaluate the current organizational structure to determine if additional resources are necessary. Both the company and Grant Thornton expect the implementation of the company’s new enterprise business system, which was placed into service in January 2004, to assist in resolving this deficiency. The company encountered start-up delay in billing activity in the first quarter of 2004 related to the system implementation. In the second quarter of 2004, the company generated invoices totaling $70 million, well in excess of second quarter revenues, compared to $47 million invoiced in the first quarter of 2004, and as a result, anticipates reduced receivables in the second half of 2004.

The company placed its PeopleSoft-based enterprise business system into service effective January 1, 2004. The company has realized benefits resulting from the new enterprise business system, including a reduction in the number of adjusting journal entries required during the close, easier reconciliation of financial applications and a shortened close schedule, which provides additional time for both reconciliation and value-added analysis.

During the first half of 2004, in conjunction with both the installation of the new PeopleSoft-based enterprise business system and the company’s preparation for the attestation requirements proscribed by Section 404 of the Sarbanes-Oxley Act of 2002, the company has begun to undertake an extensive review and documentation of its existing internal control structure. As a result of this endeavor, many policies and procedures have been created, modified or formalized. The company continues its efforts to strengthen its internal controls. Additionally, the company plans to assess regularly the quantity and effectiveness of its resources and to continue to invest in its employees in an effort to improve the effectiveness of both the individual employees and the overall organization.

In 2003, our management and Audit Committee were notified by our then engaged accountants, KPMG LLP, of the existence of three significant deficiencies relating to our operations for the year ended December 31, 2002. These significant deficiencies were not believed to be material weaknesses, either individually or in the aggregate. The first significant deficiency related to contract initiation and set-up for certain fixed price contracts. The second significant deficiency related to our quarterly and year-end closing procedures and consolidation. The third significant deficiency related to the level of SEC and GAAP experience of our personnel responsible for accounting and financial reporting. The measures discussed above, as well as those discussed in the company’s other periodic reports filed with the Commission, were designed to address the significant deficiencies identified, and we believe these measures serve to further strengthen our internal controls over financial reporting.

While we continue to address the effectiveness of our disclosure controls and procedures, the adequacy of the steps we have taken to date and the steps we are still in the process of completing are subject to continued management review supported by confirmation and testing by our internal and external auditors.

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

As previously disclosed, on October 26, 2000, two former company employees were indicted and charged with, among other violations, wire fraud and a conspiracy scheme to defraud the United States Air Force out of approximately $10 million through kickbacks and overcharging for computer components and services. The former employees collected the kickbacks and overcharges through separate and independent businesses. The company received no money from their scheme. When notified by the government of the employees’ conspiracy, the company fired the two employees and voluntarily cooperated with the government’s investigation. The company was not charged in the criminal case. Both former employees pled guilty and were sentenced to prison. The company believes that the government has recovered a substantial portion of the defrauded funds from the co-conspirators. Notwithstanding the company’s efforts to settle any claims against the company arising from the co-conspirators’ scheme, on October 9, 2003, the United States Attorney filed a civil complaint against the company in the United States District Court for the District of Massachusetts based in substantial part upon the actions and omissions of the former employees which gave rise to the criminal cases against them. In the civil action, the United States Attorney is asserting on behalf of the government claims against the company based upon the False Claims Act and the Anti-Kickback Act, in addition to certain common law and equitable claims. The United States Attorney seeks to recover up to three times its actual damages and penalties under the False Claims Act and double damages and penalties under the Anti-Kickback Act and to recover costs and interest. The company disputes the claims, believes it has substantive defenses, and intends to vigorously defend itself. However, the outcome of such litigation, if unfavorable, could have a material adverse effect on the company’s business, financial position, results of operations and cash flows. The company has filed a third party complaint, as part of the United States Attorney’s civil action, including an affirmative multiple damage claim for unfair and deceptive practices, against Storage Engine, Inc. (“Storage Engine”), formerly known as ECCS, Inc., and its president and director. The complaint alleges that Storage Engine directly benefited from the kickback scheme alleged by the United States Attorney. Storage Engine, a supplier of computer components for the Air Force, made payments to the company’s two former employees through separate and independent businesses. Storage Engine and its president have denied the allegations. The company’s claim against Storage Engine, which filed for reorganization under Chapter 11 of the United States Bankruptcy Code, has survived the bankruptcy proceeding and remains a claim against Storage Engine.

On September 5, 2002, Genesis Tactical Group LLC (“Genesis”) asserted a cross-claim against Lockheed Martin Corporation (“Lockheed”) in the State of New York Supreme Court, County of Onondaga, seeking $50.0 million in damages and against the company seeking $35.0 million in damages. These cross-claims arise out of a suit filed on July 30, 2003, by Lockheed against Tactical Communications Group LLC, Genesis and the company in the State of New York Supreme Court, County of Onondaga. The Lockheed suit relates to a contract for services that was sold to Genesis by the company pursuant to an asset purchase agreement in 2001. By the terms of the asset purchase agreement, the company’s liability to Genesis is limited to $300,000, other than for intentional misrepresentation, willful breach or fraud. Lockheed and Genesis have settled their outstanding issues, including a software ownership issue, and filed a stipulation of dismissal with prejudice. In connection with this settlement, the Genesis claim for $35.0 million against the company was eliminated. Lockheed’s settlement demand to the company was $496,000 plus interest. The company believes that $312,000 of the demanded amount is for extra work and materials procured by Lockheed from Genesis and disputes the balance due to other mutually agreed contract changes between Lockheed and Genesis. The company will continue to defend against any and all claims by Lockheed and/or Genesis. While the company believes that the possibility of a material adverse effect on the company’s business, financial position, results of operations and cash flows is remote, there can be no assurance as to the outcome.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Annual Meeting of Stockholders of the company was held on May 13, 2004.

(b)	Proxies representing 7,430,259 shares were received (total shares outstanding as of the Record Date were 8,337,703). The results of the voting at the Annual Meeting as to the approval of a proposal to fix the number of directors at six and to elect two Class II directors (Dr. Francis J. Aguilar and Mr. John S. Anderegg) for the term of three years are set below:

       Fix the number of directors at six and elect Dr. Aguilar and Mr. Anderegg:

(i)	Dr. Aguilar Votes for Votes withheld	7,324,401 114,536
(ii)	Mr. Anderegg Votes for Votes withheld	7,327,431 111,506

In each case, there were no shares abstaining and no broker non-voting shares cast.

DYNAMICS RESEARCH CORPORATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following Exhibits are filed or furnished, as applicable, herewith:

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) The following report on Form 8-K was furnished during the quarterly period ended June 30, 2004:

(1)	Current Report on Form 8-K, filed on May 5, 2004, relating to the press release of the company’s financial results for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNAMICS RESEARCH CORPORATION (Registrant)
Date: August 9 , 2004	/s/ David Keleher
David Keleher
Senior Vice President and Chief Financial Officer

/s/ Francis Murphy
Francis Murphy
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