Form 10-Q
period 2004-09-30
DYNAMICS RESEARCH CORP
filed 2004-11-09
CIK 30822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to ____________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☒ No☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).       Yes ☒ No ☐.

As of October 28, 2004, there were 8,683,065 shares of the Registrant’s Common Stock, $0.10 par value, outstanding.

DYNAMICS RESEARCH CORPORATION

Dynamics Research Corporation
Consolidated Balance Sheets
(in thousands, except share data)

	September 30,	December 31,
	2004	2003
	(unaudited)	(audited)
Assets
Current assets
Cash and cash equivalents	$150	$2,724
Accounts receivable, net of allowances of $364 and $321
at September 30, 2004 and December 31, 2003, respectively	49,134	28,251
Unbilled expenditures and fees on contracts in process	47,982	34,257
Prepaid expenses and other current assets	1,871	2,145

Total current assets	99,137	67,377

Noncurrent assets
Property, plant and equipment, net	21,903	20,672
Deferred income taxes	1,032	2,337
Goodwill	64,109	26,711
Intangible assets, net	12,508	2,343
Other noncurrent assets	4,842	1,630

Total noncurrent assets	104,394	53,693

Total assets	$203,531	$121,070

Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$8,356	$500
Notes payable and revolver	15,404	8,500
Accounts payable	19,194	13,351
Accrued payroll and employee benefits	19,060	15,657
Deferred income taxes	9,569	9,698
Other accrued expenses	6,688	2,371
Discontinued operations	401	778

Total current liabilities	78,672	50,855

Long-term liabilities
Long-term debt, less current portion	52,920	7,750
Accrued pension liability	10,208	12,030
Other long-term liabilities	1,880	1,386
Discontinued operations	—	398

Total long-term liabilities	65,008	21,564

Total liabilities	143,680	72,419

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.10 par value, 5,000,000 shares authorized,
no shares issued	—	—
Common stock, $0.10 par value, 30,000,000 shares authorized:
Issued - 8,676,955 and 9,822,508 shares at September 30,
2004 and December 31, 2003, respectively	868	982
Treasury stock -1,379,426 shares at December 31, 2003	—	(138)
Capital in excess of par value	40,121	36,642
Unearned compensation	(1,743)	(797)
Accumulated other comprehensive loss	(5,424)	(7,556)
Retained earnings	26,029	19,518

Total stockholders’ equity	59,851	48,651

Total liabilities and stockholders’ equity	$203,531	$121,070

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Dynamics Research Corporation
Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Contract revenue	$68,659	$60,602	$192,361	$177,840
Product sales	1,792	1,830	5,108	5,336

Total revenue	70,451	62,432	197,469	183,176

Cost of contract revenue	58,022	51,386	164,017	150,389
Cost of product sales	1,274	1,342	3,774	3,877
Selling, general and administrative expenses	6,141	5,018	16,411	16,908
Amortization of intangible assets	573	423	1,335	1,301

Total operating costs and expenses	66,010	58,169	185,537	172,475

Operating income	4,441	4,263	11,932	10,701
Interest expense, net	(559)	(182)	(1,133)	(696)
Other income	48	51	485	131

Income from continuing operations before provision for income taxes	3,930	4,132	11,284	10,136
Provision for income taxes	1,662	1,745	4,773	4,159

Income from continuing operations	2,268	2,387	6,511	5,977
Loss from discontinued operations, net of tax benefits of $100 and $914 in the three and nine months ended September 30, 2003, respectively	—	(147)	—	(1,360)
Loss on disposal of discontinued operations, net of tax benefit of
$157 in the nine months ended September 30, 2003	—	—	—	(233)

Net income	$2,268	$2,240	$6,511	$4,384

Earnings (loss) per common share
Basic
Income from continuing operations	$0.27	$0.29	$0.77	$0.73
Loss from discontinued operations	—	(0.02)	—	(0.16)
Loss on disposal of discontinued operations	—	—	—	(0.03)

Net earnings per common share	$0.27	$0.27	$0.77	$0.54

Diluted
Income from continuing operations	$0.25	$0.27	$0.72	$0.68
Loss from discontinued operations	—	(0.02)	—	(0.15)
Loss on disposal of discontinued operations	—	—	—	(0.03)

Net earnings per common share	$0.25	$0.25	$0.72	$0.50

Weighted average shares outstanding
Weighted average shares outstanding — basic	8,538,353	8,259,833	8,464,854	8,192,299
Dilutive effect of options	551,109	735,157	567,252	584,324

Weighted average shares outstanding — diluted	9,089,462	8,994,990	9,032,106	8,776,623

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Dynamics Research Corporation
Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income
Three and nine months ended September 30, 2004
(unaudited)
(in thousands)

			Common stock
	Preferred stock		Issued		Treasury stock
	Shares	Par value	Shares	Par value	Shares	Par value
Three months ended September 30, 2004
Balance June 30, 2004	—	$—	10,008	$1,001	(1,379)	$(138)
Issuance of common stock through stock options exercised and employee stock purchase plan	—	—	50	5	—	—
Issuance of restricted stock	—	—	—	—	—	—
Forfeiture of restricted stock	—	—	(2)	—	—	—
Repurchase and retirement of restricted stock	—	—	—	—	—	—
Amortization of unearned compensation, net of forfeiture	—	—	—	—	—	—
Tax benefit from stock options exercised and employee stock purchase plan	—	—	—	—	—	—
Redesignation of treasury stock to common stock in accordance with Massachusetts Business Corporation Act, Chapter 156D	—	—	(1,379)	(138)	1,379	138
Unrealized gain on investment in Lucent Technologies	—	—	—	—	—	—
Net income	—	—	—	—	—	—

Balance September 30, 2004	—	$—	8,677	$868	—	$—

Nine months ended September 30, 2004
Balance December 31, 2003 (audited)	—	$—	9,822	$982	(1,379)	$(138)
Issuance of common stock through stock options exercised and employee stock purchase plan	—	—	171	17	—	—
Issuance of restricted stock	—	—	88	9	—	—
Forfeiture of restricted stock	—	—	(22)	(2)	—	—
Repurchase and retirement of restricted stock	—	—	(3)	—	—	—
Amortization of unearned compensation, net of forfeiture	—	—	—	—	—	—
Tax benefit from stock options exercised and employee stock purchase plan	—	—	—	—	—	—
Redesignation of treasury stock to common stock in accordance with Massachusetts Business Corporation Act, Chapter 156D	—	—	(1,379)	(138)	1,379	138
Unrealized gain on investment in Lucent Technologies	—	—	—	—	—	—
Net income	—	—	—	—	—	—

Balance September 30, 2004	—	$—	8,677	$868	—	$—

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Accumulated
	Capital in		other
	excess of	Unearned	comprehensive	Retained
	par value	compensation	loss	earnings	Total
Three months ended September 30, 2004
Balance June 30, 2004	$39,538	$(1,953)	$(7,556)	$23,761	$54,653
Issuance of common stock through stock options exercised and employee stock purchase plan	595	—	—	—	600
Issuance of restricted stock	6	(6)	—	—	—
Forfeiture of restricted stock	(34)	34	—	—	—
Repurchase and retirement of restricted stock	—	—	—	—	—
Amortization of unearned compensation, net of forfeiture	—	182	—	—	182
Tax benefit from stock options exercised and employee stock purchase plan	16	—	—	—	16
Redesignation of treasury stock to common stock in accordance with Massachusetts Business Corporation Act, Chapter 156D	—	—	—	—	—
Unrealized gain on investment in Lucent Technologies	—	—	2,132	—	2,132
Net income	—	—	—	2,268	2,268

Balance September 30, 2004	$40,121	$(1,743)	$(5,424)	$26,029	$59,851

Nine months ended September 30, 2004
Balance December 31, 2003 (audited)	$36,642	$(797)	$(7,556)	$19,518	$48,651
Issuance of common stock through stock options exercised and employee stock purchase plan	1,969	—	—	—	1,986
Issuance of restricted stock	1,576	(1,585)	—	—	—
Forfeiture of restricted stock	(246)	248	—	—	—
Repurchase and retirement of restricted stock	(36)	—	—	—	(36)
Amortization of unearned compensation, net of forfeiture	—	391	—	—	391
Tax benefit from stock options exercised					—
and employee stock purchase plan	216	—	—	—	216
Redesignation of treasury stock to common stock in accordance with Massachusetts Business Corporation Act, Chapter 156D	—	—	—	—	—
Unrealized gain on investment in Lucent Technologies	—	—	2,132	—	2,132
Net income	—	—	—	6,511	6,511

Balance September 30, 2004	$40,121	$(1,743)	$(5,424)	$26,029	$59,851

	Three	Nine
	months	months
	ended	ended
	September 30, 2004
Comprehensive income is calculated as follows:
Net income	$2,268	$6,511
Adjustments to Accumulated other comprehensive loss:
Unrealized gain on investment in Lucent Technologies	2,132	2,132

Comprehensive income	$4,400	$8,643

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Dynamics Research Corporation
Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income
Three and nine months ended September 30, 2003
(unaudited)
(in thousands)

			Common stock
	Preferred stock		Issued		Treasury stock
	Shares	Par value	Shares	Par value	Shares	Par value
Three months ended September 30, 2003
Balance June 30, 2003	—	$—	9,672	$967	(1,379)	$(138)
Issuance of common stock through stock options exercised and employee stock purchase plan	—	—	72	7	—	—
Issuance of restricted stock	—	—	—	—	—	—
Amortization of unearned compensation	—	—	—	—	—	—
Tax benefit from stock options exercised and employee stock purchase plan	—	—	—	—	—	—
Net income	—	—	—	—	—	—

Balance September 30, 2003	—	$—	9,744	$974	(1,379)	$(138)

Nine months ended September 30, 2003
Balance December 31, 2002	—	$—	9,544	$954	(1,379)	$(138)
Issuance of common stock through stock options exercised and employee stock purchase plan	—	—	177	17	—	—
Issuance of restricted stock	—	—	23	3	—	—
Amortization of unearned compensation	—	—	—	—	—	—
Tax benefit from stock options exercised and employee stock purchase plan	—	—	—	—	—	—
Net income	—	—	—	—	—	—

Balance September 30, 2003	—	$—	9,744	$974	(1,379)	$(138)

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Accumulated
	Capital in		other
	excess of	Unearned	comprehensive	Retained
	par value	compensation	loss	earnings	Total
Three months ended September 30, 2003
Balance June 30, 2003	$34,965	$(933)	$(6,881)	$14,990	$42,970
Issuance of common stock through stock options exercised and employee stock purchase plan	587	—	—	—	594
Issuance of restricted stock	—	—	—	—	—
Amortization of unearned compensation	—	70	—	—	70
Tax benefit from stock options exercised and employee stock purchase plan	102	—	—	—	102
Net income	—	—	—	2,240	2,240

Balance September 30, 2003	$35,654	$(863)	$(6,881)	$17,230	$45,976

Nine months ended September 30, 2003
Balance December 31, 2002	$33,844	$(816)	$(6,881)	$12,846	$39,809
Issuance of common stock through stock options exercised and employee stock purchase plan	1,448	—	—	—	1,465
Issuance of restricted stock	227	(230)	—	—	—
Amortization of unearned compensation	—	183	—	—	183
Tax benefit from stock options exercised and employee stock purchase plan	135	—	—	—	135
Net income	—	—	—	4,384	4,384

Balance September 30, 2003	$35,654	$(863)	$(6,881)	$17,230	$45,976

	Three	Nine
	months	months
	ended	ended
	September 30, 2003
Comprehensive income is calculated as follows:
Net income	$2,240	$4,384
Adjustments to Accumulated other comprehensive loss	—	—

Comprehensive income	$2,240	$4,384

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Dynamics Research Corporation
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine months ended
	September 30,
	2004	2003
Operating activities
Net income	$6,511	$4,384
Loss from discontinued operations	—	(1,360)
Loss on disposal of discontinued operations	—	(233)

Income from continuing operations	6,511	5,977
Adjustments to reconcile net cash provided by (used in) operating activities
Depreciation	2,648	2,248
Non-cash interest expense	105	116
Investment income from equity interest	(204)	(103)
Stock compensation expense	391	183
Tax benefit from stock options exercised	216	135
Amortization of intangible assets	1,335	1,301
Deferred income taxes	1,176	441
Loss on disposal of long-lived assets	4	—
Change in operating assets and liabilities
Accounts receivable, net	(10,987)	3,096
Unbilled expenditures and fees on contracts in process	(12,194)	(3,677)
Prepaid expenses and other current assets	461	(3,362)
Accounts payable	3,296	732
Accrued payroll and employee benefits	1,430	3,144
Other accrued expenses	(35)	129

Net cash provided by (used in) continuing operations	(5,847)	10,360
Net cash used in discontinued operations	(775)	(646)

Net cash provided by (used in) operating activities	(6,622)	9,714

Investing activities
Additions to property, plant and equipment	(3,331)	(5,416)
Purchase of business, net of cash acquired	(53,587)	—
Dividends from equity investment	60	—
Proceeds from the sale of assets	10	(378)
Increase in other assets	(984)	(198)

Net cash used in investing activities for continuing operations	(57,832)	(5,992)
Net cash provided by investing activities of discontinued operations	—	2,950

Net cash used in investing activities	(57,832)	(3,042)

Financing activities
Net borrowings (repayments) under revolving credit agreement and notes payable	6,904	(6,144)
Proceeds from the issuance of long-term debt	55,000	—
Principal payments under mortgage agreement	(375)	(375)
Principal payments under loan agreement	(1,599)	—
Proceeds from the exercise of stock options and issuance of common stock	1,950	1,465

Net cash provided by (used in) financing activities	61,880	(5,054)

Net increase (decrease) in cash and cash equivalents	(2,574)	1,618
Cash and cash equivalents, beginning of period	2,724	1,076

Cash and cash equivalents, end of period	$150	$2,694

Supplemental information
Cash paid for interest	$1,366	$670
Cash paid for income taxes, net of refunds	$309	$2,082

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The unaudited consolidated financial statements of Dynamics Research Corporation (“DRC” or the “company”) and its subsidiaries included herein have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all material adjustments that are of a normal and recurring nature necessary for a fair presentation of the results for the periods presented have been reflected. All material intercompany transactions and balances have been eliminated in consolidation. Certain amounts in previously issued financial statements have been reclassified to conform to current presentation. The results of the three and nine-month periods ended September 30, 2004 may not be indicative of the results that may be expected for the year ended December 31, 2004. The accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in the company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) for the year ended December 31, 2003.

On September 1, 2004, the company completed the previously announced acquisition of Impact Innovations Group LLC (“Impact Innovations”) from J3 Technology Services Corp. (“J3 Technology”), a Georgia corporation. Impact Innovations, based in the Washington, D.C. area, offers solutions in business intelligence, enterprise software, application development, information technology service management and other related areas. This transaction was recorded using the purchase method of accounting in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”). Accordingly, the results of this acquired entity are included in the company’s Consolidated Statement of Operations and of Cash Flows for the period subsequent to its acquisition.

The company has a 40% ownership interest in a small disadvantaged business, as defined by the United States Government, which is accounted for using the equity method. This ownership interest is reported as a component of Other noncurrent assets in the company’s Consolidated Balance Sheets.

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

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Due to their antidilutive effect, approximately 66,200 and 71,100 options to purchase common stock were excluded from the calculation of diluted earnings per share for the third quarters of 2004 and 2003, respectively. Approximately 66,200 and 84,600 options to purchase common stock were excluded from the calculation of diluted income per share for the nine months ended September 30, 2004 and 2003, respectively, as their effect would be antidilutive. However, these options could become dilutive in future periods.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income, as reported	$2,268	$2,240	$6,511	$4,384
Deduct: Total stock-based employee compensation determined under fair-value-based method for all awards, net of related tax effects	(170)	(513)	(551)	(1,508)

Pro forma net income	$2,098	$1,727	$5,960	$2,876

Net income per share:
Basic, as reported	$0.27	$0.27	$0.77	$0.54
Basic, pro forma	$0.25	$0.21	$0.70	$0.35
Diluted, as reported	$0.25	$0.25	$0.72	$0.50
Diluted, pro forma	$0.23	$0.19	$0.66	$0.33

The company did not grant any options during the three months ended September 30, 2004. The weighted average fair value of options granted during the three months ended September 30, 2003 was $8.76. The weighted average fair values of options granted were $11.05 and $6.63 in the nine months ended September 30, 2004 and 2003, respectively. The fair value of each option for the company’s plans is estimated on the date of the grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Expected volatility	—	44.5%	69.3%	43.8%
Dividend yield	—	—	—	—
Risk-free interest rate	—	3.79%	3.90%	3.93%
Expected life in years	—	7.71	7.00	7.71

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Investment Held for Sale

In 1998, the company obtained an ownership interest in Telica, a privately-held start-up company, in exchange for technology developed by DRC. On September 20, 2004, as a result of the acquisition of Telica by Lucent Technologies (“Lucent”), the company received 672,518 shares of common stock in Lucent (the “Lucent shares”) in exchange for the 1,627,941 shares of Telica common stock (the “Telica shares”) it was holding. The company has classified the Lucent shares as available-for-sale securities, and is accounting for them in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). Prior to the acquisition of Telica by Lucent, the company carried the Telica shares at $0, as there was no readily determinable market value for Telica, which reflected the company's cost basis in the Telica shares. The company has recorded the Lucent shares at a fair value of $2.1 million, or $3.17 per share, at September 30, 2004. An additional 74,724 Lucent shares are currently held in escrow for indemnification related to Lucent’s acquisition of Telica. The fair value of the shares has been recorded as a component of Other noncurrent assets, and unrealized holding gains and losses for these shares are reported as a component of Accumulated other comprehensive loss in the company’s Consolidated Balance Sheet. The company will record the fair value of the shares held in escrow at the time that these shares, or any portion thereof, are issued. The company currently anticipates a tax-free disposition of the Lucent shares.

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

In May 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 addresses when an arrangement with multiple deliverables should be divided into separate units of accounting. The company adopted EITF 00-21 in the third quarter of 2003. The adoption of EITF 00-21 did not have a material effect on the company’s financial position, results of operations or cash flows.

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

Under fixed price contracts, other than service-type contracts, revenue is recognized as services are performed, primarily using the percentage-of-completion method or, for certain short-term contracts, by the completed contract method, in accordance with American Institute of Certified Public Accountants Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”). Under service-type contracts, costs incurred are not indicative of progression toward completion of the contract. Revenue from service-type fixed price contracts is recognized ratably over the contract period or by other appropriate output methods to measure service provided, and contract costs are expensed as incurred. The risk to the company related to a fixed price contract is that if estimates to complete the contract change from one period to the next, profit levels will vary from period to period.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

For all types of contracts, the company recognizes anticipated contract losses as soon as they become known and estimable. Out-of-pocket expenses that are reimbursable by the customer are included in contract revenue and cost of contract revenue.

Unbilled expenditures and fees on contracts in process primarily represent the amounts of recoverable contract revenue that have not been billed at the balance sheet date. Generally, the company’s unbilled expenditures and fees relate to revenue that is billed in the month after services are performed. In certain instances, billing is deferred in compliance with contract terms, such as milestone billing arrangements and withholdings, or delayed for other reasons. In 2004, the company encountered delays in billing activity related to the start-up of its PeopleSoft-based enterprise business system. Costs related to United States Government contracts, including applicable indirect costs, are subject to audit by the government. Revenue from such contracts has been recorded at amounts the company expects to realize upon final settlement. At September 30, 2004, unbilled expenditures and fees also included subcontractor costs for the month of September 2004, for which invoices had not been received and for which revenues were not recognized, estimated at $3.7 million. The comparable amount included in unbilled expenditures and fees at December 31, 2003, was $2.4 million. The related liabilities were recorded as accounts payable.

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

Goodwill

The company assesses goodwill for impairment at the segment level at least once each year by applying a direct value-based fair value test. Goodwill could be impaired due to market declines, reduced expected future cash flows, or other factors or events. Should the fair value of goodwill, as determined by the company at any measurement date, fall below its carrying value, a charge for impairment of goodwill would occur in that period.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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

NOTE 2. BUSINESS ACQUISITION

On September 1, 2004, the company completed the previously announced acquisition of Impact Innovations from J3 Technology, a Georgia corporation, for $53.4 million in cash, subject to adjustment based upon the value of tangible net assets acquired in accordance with the provisions of the Equity Purchase Agreement among the company, Impact Innovations and J3 Technology. The company used the proceeds from the acquisition term loan portion of its new financing facility, entered into on September 1, 2004, to finance the transaction. The company acquired all of the outstanding membership interests of Impact Innovations, which constituted the government contracts business of J3 Technology. Impact Innovations, based in the Washington, D.C. area, has annual revenues approximating $47 million based on its results for the trailing twelve months ended June 30, 2004, and offers solutions in business intelligence, enterprise software, application development, information technology service management and other related areas. Its customers include United States government intelligence agencies and various Department of Defense agencies, as well as federal civilian agencies. The company believes that the acquisition of Impact Innovations enhances its CMM/level 3 software engineering core competency and enriches DRC’s business intelligence, business transformation and network engineering and operations solution sets, while adding a number of key government defense and civilian customers to the company’s portfolio, including a new customer base in the intelligence community. The transaction was accounted for as a purchase in accordance with SFAS 141. As part of this transaction, the company paid $0.2 million and accrued $0.5 million for legal, audit and other transaction costs related to the acquisition. The company also accrued $0.7 million for exit costs, primarily related to the consolidation of one of the Impact Innovations facilities into a DRC facility, including lease costs for the abandoned acquired facility. As of September 30, 2004, no significant expenditures had been charged against this accrual.

The purchase price was determined through negotiations with J3 Technology based upon the company’s access to new customers, customer relationships and cash flows. A portion of the excess of purchase price over fair value of net assets acquired was allocated on a preliminary basis to customer relationships, which the company estimates to have a useful life of five years, based upon a preliminary independent appraisal. Accordingly, the company is amortizing this intangible asset over five years, based upon the estimated future cash flows of the individual contracts related to this asset. The balance of the excess purchase price was recorded as goodwill. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the company will not amortize the goodwill, but will instead test for impairment at least annually. Finalization of the excess of purchase price over the fair value of net assets acquired to identifiable intangible assets and goodwill will be made after completion of the analysis of their fair values, which the company expects to occur in the fourth quarter of 2004. The company believes it has sufficient information to finalize the purchase price allocation but requires additional time to complete the analysis. A change of $1.0 million in the allocation between the acquired identifiable intangible assets and goodwill would result in a change in annual amortization expense of

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

approximately $0.2 million. An increase in the useful life of the acquired identifiable intangible asset from five years to six years would result in a decrease in annual amortization expense of approximately $0.4 million. A decrease in the useful life of the acquired identifiable intangible asset from five years to four years would result in an increase in annual amortization expense of approximately $0.6 million. This sensitivity analysis assumes any change would be allocated equally to each financial reporting period. Any actual change to the value of the customer relationships intangible asset would require analysis to calculate the new estimated future cash flows of the individual contracts related to this asset in order to determine the periodic amortization expense to be recorded. A summary of the transaction is as follows (in thousands):

Consideration:
Cash	$53,398
Transaction costs	688
Exit costs	666

Total consideration	54,752
Preliminary fair value of net tangible assets acquired	5,854

Preliminary excess of consideration over fair value of net tangible assets acquired	48,898
Preliminary allocation of excess consideration to identifiable intangible assets:
Customer relationships	11,500

Preliminary allocation of excess consideration to goodwill	$37,398

The following pro forma results of operations for the three and nine month periods ended September 30, 2004 and 2003 have been prepared as though the acquisition of Impact Innovations had occurred on January 1, 2003. These pro forma results include adjustments for interest expense and amortization of deferred financing costs on the acquisition term loan used to finance the transaction, amortization expense for the identifiable intangible asset recorded and the effect of income taxes. Additionally, these pro forma results include nonrecurring events recorded by Impact Innovations in the third quarter of 2004 prior to their acquisition by the company, including approximately $150,000 of revenues with no associated costs related to award fees and excess performance on service level agreements, and approximately $500,000 of reductions to selling, general and administrative expenses; primarily employee-related costs. This pro forma information does not purport to be indicative of the results of operations that would have been attained had the acquisition been made as of January 1, 2003, or of results of operations that may occur in the future (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenue	$79,254	$73,534	$231,281	$213,788
Net income from continuing operations	$2,699	$1,372	$6,910	$5,192
Earnings per share from continuing operations:
Basic	$0.32	$0.16	$0.82	$0.63
Diluted	$0.30	$0.15	$0.76	$0.59

The terms of the transaction and the consideration paid by the company to J3 Technology were a result of arm’s length negotiations between the company’s representatives and representatives of J3 Technology. Prior to the completion of the transaction, neither the company nor, to the company’s knowledge, any of its directors and officers and their respective associates had any material relationship with J3 Technology.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

NOTE 3. DISCONTINUED OPERATIONS

On May 2, 2003, the company completed the sale of its Encoder Division assets and certain liabilities to GSI Lumonics Inc. (“GSI”) in Billerica, Massachusetts. In connection with this transaction, in the first quarter of 2003, the company recorded charges aggregating $1.1 million before taxes as a loss on the disposal of discontinued operations. The components of these charges were $0.3 million of professional fees and $0.8 million of exit costs, comprised of $0.5 million for severance costs for approximately 45 Encoder Division employees and $0.3 million for future lease costs, net of contractual sublease income from GSI for the Encoder facility. During the first quarter of 2003, the company recognized, on a cash basis, $0.7 million received as the final royalty payment associated with the 1999 sale of its discontinued Telecommunications Fraud control business, which was recorded against the loss on the disposal of discontinued operations. This income, net of the $1.1 million of charges described above, resulted in a loss on the disposal of discontinued operations of $0.4 million before taxes, or a loss of $0.2 million, net of $0.2 million of income tax benefit, in the nine months ended September 30, 2003. The company did not record any charges related to this disposal in the three months ended September 30, 2003.

The company did not record any charges for discontinued operations in either the three or nine months ended September 30, 2004. The company’s loss from discontinued operations, net of taxes, was $147,000, or $0.02 per diluted share, and $1.4 million, or $0.15 per diluted share, in the three and nine months ended September 30, 2003, respectively. The nine months ended September 30, 2003, include four months of operating loss from the Encoder division, as well as costs incurred subsequent to the transaction related to certain liabilities that GSI did not assume.

The activity for the three and nine months ended September 30, 2004, related to the company’s exit cost accrual is as follows (in thousands):

	Three months ended September 30, 2004
	Balance		Adjustments	Expenditures	Balance
	June 30,		for changes	charged against	September 30,
	2004	Provision	in estimate	accrual	2004

Severance	$—	$—	$—	$—	$—
Lease	720	—	—	(319)	401

	$720	$—	$—	$(319)	$401

	Nine months ended September 30, 2004
	Balance		Adjustments	Expenditures	Balance
	December 31,		for changes	charged against	September 30,
	2003	Provision	in estimate	accrual	2004

Severance	$74	$—	$—	$(74)	$—
Lease	932	—	—	(531)	401

	$1,006	$—	$—	$(605)	$401

The balance sheet captions for discontinued operations include the following (in thousands):

	September 30,	December 31,
	2004	2003
Current liabilities
Accrued payroll and employee benefits	$—	$74
Other accrued expenses	401	704

Total current liabilities	$401	$778

Long-term liabilities
Other long-term liabilities	$—	$398

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

NOTE 4. GOODWILL AND INTANGIBLE ASSETS

Components of the company’s identifiable intangible assets are as follows (in thousands):

	September 30, 2004		December 31, 2003
		Accumulated		Accumulated
	Cost	amortization	Cost	amortization
Customer relationships	$14,200	$1,896	$2,700	$1,187
Non-competition agreements	1,740	1,536	1,740	910

	$15,940	$3,432	$4,440	$2,097

The company recorded amortization expense for its identifiable intangible assets of $0.6 million and $0.4 million for the three months ended September 30, 2004 and 2003, respectively, and $1.3 million in both of the nine month periods then ended. The amounts recorded in both the three and nine months ended September 30, 2004, include $0.2 million related to the September 1, 2004 acquisition of Impact Innovations. Estimated amortization expense on the company’s identifiable intangible assets for the remainder of the current year and each of the five subsequent years is as follows (in thousands):

Remainder of 2004	$987
2005	$3,108
2006	$2,787
2007	$2,581
2008	$2,021
2009	$1,024
Thereafter	$—

The changes in the carrying amount of goodwill for the nine months ended September 30, 2004 are as follows (in thousands):

	Systems and
	Services	Metrigraphics	Total
Balance at December 31, 2003	$26,711	$—	$26,711
Business acquisition	37,398	—	37,398

Balance at September 30, 2004	$64,109	$—	$64,109

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

NOTE 5. STOCK PLANS AND STOCKHOLDERS’ EQUITY

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

Stockholders’ Equity

Effective July 1, 2004, companies incorporated in Massachusetts became subject to the Massachusetts Business Corporation Act, Chapter 156D. Chapter 156D eliminates the concept of “treasury shares” and provides that shares reacquired by a company become “authorized but unissued” shares. As a result of this change, the company has redesignated its existing treasury shares, with a par value of approximately $138,000, to common stock.

NOTE 6. BUSINESS SEGMENT, GEOGRAPHIC, MAJOR CUSTOMER AND RELATED PARTY INFORMATION

The company has two reportable business segments: Systems and Services, and Metrigraphics.

The Systems and Services segment provides technical and information technology services to government customers. The segment was comprised of five operating groups that provide similar services and are subject to similar regulations. These services included the design, development, operation and maintenance of information technology systems, engineering services, complex logistics planning systems and services, defense program administrative support services, simulation, modeling, training systems and services, and custom built electronic test equipment and services. On July 1, 2004, the company announced that it had sharpened its government customer focus by consolidating and realigning its operations to better facilitate the execution of its recently developed business growth strategy, better address the needs of its customers and further strengthen the delivery of its solutions-based services. Accordingly, effective July 1, 2004, the company has consolidated its five Systems and Services segment operating groups into two organizations. The two new organizations encompass all of the capabilities of the five former groups. This realignment does not impact the company’s business segments, as the new groups both provide solutions-based services and are subject to similar regulations.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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

Results of operations information for the company’s business segments for the three and nine month periods ended September 30, 2004 and 2003, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenue
Systems and Services	$68,659	$60,602	$192,361	$177,840
Metrigraphics	1,792	1,830	5,108	5,336

	$70,451	$62,432	$197,469	$183,176

Operating income
Systems and Services	$4,382	$4,027	$11,860	$10,149
Metrigraphics	59	236	72	552

	$4,441	$4,263	$11,932	$10,701

Asset information for the company’s business segments and a reconciliation of segment assets to the corresponding consolidated amounts as of September 30, 2004 and December 31, 2003 is as follows (in thousands):

	September 30,	December 31,
	2004	2003
Segment assets
Systems and Services	$181,031	$98,274
Metrigraphics	1,756	2,004

Total segment assets	182,787	100,278
Corporate assets	20,744	20,792

	$203,531	$121,070

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

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Revenues from Department of Defense (“DoD”) customers accounted for 74.6% and 78.2% of total revenues in the third quarters of 2004 and 2003, respectively, and 78.2% and 77.7% of total revenues in the nine months ended September 30, 2004 and 2003, respectively. Revenues earned from one significant DoD customer group in the Systems and Services segment comprised approximately 17% and 19% of the company’s total revenues in the three months ended September 30, 2004 and 2003, respectively, and 16% and 18% of revenues in the nine months ended September 30, 2004 and 2003, respectively. This customer group had an outstanding accounts receivable balance of approximately $39,000 at September 30, 2004, and none at December 31, 2003. A second significant customer group in the Systems and Services segment accounted for approximately 12% and 11% of the company’s total revenues in the three and nine months ended September 30, 2004, and approximately 12% of the company’s total revenues in the same prior year periods. This customer group had accounts receivable balances aggregating $2.7 million and $1.6 million at September 30, 2004 and December 31, 2003, respectively. The company had no other customers that accounted for more than 10% of revenues in either the three or nine months ended September 30, 2004 or 2003.

The company has a 40% interest in HMR Tech, a small disadvantaged business, as defined by the United States government, which it accounts for using the equity method of accounting. This interest was acquired as a result of the company’s May 31, 2002 acquisition of HJ Ford Associates, Inc. (“HJ Ford”). Accordingly, HMR Tech is considered a related party for all periods subsequent to May 31, 2002. Revenues from HMR Tech for the three and nine months ended September 30, 2004, were approximately $306,000 and $801,000, respectively. Revenues from HMR Tech were approximately $40,000 for the nine months ended September 30, 2003. The company did not record any revenues from HMR Tech for the three months ended September 30, 2003. The amounts due from HMR Tech included in accounts receivable at September 30, 2004 and December 31, 2003, were approximately $246,000 and $501,000, respectively.

NOTE 7. FINANCING ARRANGEMENTS

On September 1, 2004, the company entered into a new secured financing agreement (the “facility”) with its bank group to restructure and increase the company’s credit facilities to $100.0 million, inclusive of the current mortgage on the company’s Andover, Massachusetts corporate headquarters, which had a balance of $7.9 million at closing (the “term loan”). The facility provides for a $55.0 million, five-year term loan (the “acquisition term loan”) with a seven-year amortization schedule for the acquisition of Impact Innovations and a $37.0 million, five-year revolving credit agreement for working capital (the “revolver”). The bank group, led by Brown Brothers Harriman & Co. as a lender and as administrative agent (when acting in such capacity, the “Administrative Agent”), also includes KeyBank National Association, Banknorth, NA and Fleet National Bank. The facility replaces the company’s previous $50.0 million revolving credit agreement, which was entered into on June 28, 2002.

All of the obligations of the company and its subsidiaries under the new facility are secured by a security interest in substantially all of the assets of the company and its subsidiaries granted to the Administrative Agent. The agreement requires financial covenant tests to be performed against the company’s annual results beginning with the results for the year ended December 31, 2005, that, if met, would result in the release of all collateral securing the facility except for the mortgage that secures the term loan. If the company’s results do not meet specific financial ratio requirements, the company and its subsidiaries will be required to perfect the security interest granted to the Administrative Agent in all of the government contracts of the company and its subsidiaries.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

On an ongoing basis, the facility requires the company to meet certain financial covenants, including maintaining a minimum net worth and certain cash flow and debt coverage ratios. The covenants also limit the company’s ability to incur additional debt, pay dividends, purchase capital assets, sell or dispose of assets, make additional acquisitions or investments, or enter into new leases, among other restrictions. In addition, the facility provides that the bank group may accelerate payment of all unpaid principal and all accrued and unpaid interest under the facility, upon the occurrence and continuance of certain events of default, including, among others, the following:

•	Any failure by the company and its subsidiaries to make any payment of principal, interest and other sums due under the facility within three calendar days of the date when such payment is due;

•	Any breach by the company or any of its subsidiaries of certain covenants, representations and warranties;

•	Any default and acceleration of any indebtedness owed by the company or any of its subsidiaries to any person (other than the bank group) which is in excess of $1,000,000;

•	Any final judgment against the company or any of its subsidiaries in excess of $1,000,000 which has not been insured to the reasonable satisfaction of the Administrative Agent;

•	Any bankruptcy (voluntary or involuntary) of the company or any of its subsidiaries; and

•	Any material adverse change in the business or financial condition of the company and its subsidiaries; or

•	Any change in control of the company.

Acquisition term loan
Proceeds of $53.4 million from the term loan were used to complete the acquisition of Impact Innovations. The company repaid $1.6 million of the original $55.0 million financed on September 1, 2004. The facility requires quarterly principal payments on the acquisition term loan of approximately $2 million, with a final payment of approximately $16 million on September 1, 2009.

The company has the option of selecting an interest rate for the acquisition term loan equal to either: (a) the then applicable London Inter-Bank Offer Rate (the “LIBOR Rate”) plus 1.75% to 3.25% per annum, depending on the company’s most recently reported leverage ratio; or (b) the base rate as announced from time to time by the Administrative Agent (the “Base Rate”) plus 0.00% to 0.50% per annum, depending on the company’s most recently reported leverage ratio. For those portions of the acquisition term loan accruing at the LIBOR Rate, the company has the option of selecting interest periods of 30, 60, 90 or 180 days.

Term loan
The company has a ten-year term loan as amended and restated on September 1, 2004, with an outstanding principal balance of $7.9 million, which is secured by a mortgage on the company’s headquarters in Andover, Massachusetts. The agreement requires quarterly principal payments of $125,000, with a final payment of $5.0 million due on May 1, 2010. The company has the option of selecting an interest rate for the term loan equal to either: (a) the then applicable LIBOR Rate plus 1.50% to 3.00% per annum, depending on the company’s most recently reported leverage ratio; or (b) the Base Rate plus 0.00% to 0.50% per annum, depending on the company’s most recently reported leverage ratio. For those portions of the term loan accruing at the LIBOR Rate, the company has the option of selecting interest periods of 30, 60, 90 or 180 days.

Revolver
The revolver has a five-year term and is available to the company for general corporate purposes, including strategic acquisitions. The outstanding balance of approximately $23 million on the company’s previous revolving credit facility was transferred to the new revolver as part of the transaction. The fee on the unused portion of the

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

revolver ranges from 0.25% to 0.50%, depending on the company’s leverage ratio, and is payable quarterly in arrears. The company has the option of selecting an annual interest rate for the revolver equal to either: (a) the then applicable LIBOR Rate plus 1.50% to 3.00% per annum, depending on the company’s most recently reported leverage ratio; or (b) the Base Rate plus 0.00% to 0.50% per annum, depending on the company’s leverage ratio. For those portions of the revolver accruing at the LIBOR rate, the company has the option of selecting interest periods of 30, 60, 90 or 180 days. The revolver matures on September 1, 2009.

Excess cash flow recapture
In addition to the principal payments required on the acquisition term loan and the term loan, the company will also make annual payments on February 15 of each year, commencing in 2006. The payment amount will be equal to 60.0% of the company’s excess cash flow, defined as EBITDA (earnings before interest, taxes, depreciation and amortization) plus net decreases in working capital or less net increases in working capital, minus interest expense and principal payments on the acquisition term loan and term loan, capital expenditures, and all cash taxes and cash dividends paid for the most recently completed fiscal year, commencing with the year ended December 31, 2005. Each payment will be applied: first, to the outstanding balance of the revolver, provided the outstanding balance on the last day of the fiscal year compared with the outstanding balance of the revolver on the last day of the previous fiscal year does not already reflect such a reduction; second, to the outstanding principal balance of the acquisition term loan; and lastly, to the outstanding principal balance of the term loan.

Outstanding borrowings
The company had outstanding debt of $76.7 million at September 30, 2004, comprised of $53.4 million on the acquisition term loan, $7.9 million on the term loan and $15.4 million on the revolver. The interest rate on the acquisition term loan was 4.98% at September 30, 2004, under the 60 day LIBOR Rate option elected on September 3, 2004. The interest rate on the term loan was 4.72% at September 30, 2004, under the 60 day LIBOR Rate option elected on September 1, 2004. The revolver’s outstanding balance at September 30, 2004 was comprised of $3.4 million with an interest rate of 5.25% under the Base Rate option and $12.0 million with an interest rate of 4.65% under the 30 day LIBOR Rate option. The weighted average interest rate on the company’s revolver was 4.78% at September 30, 2004. Both options were elected on September 1, 2004.

The company’s outstanding debt of $16.8 million at December 31, 2003, was comprised of $8.3 million on the mortgage on the company’s headquarters facility and $8.5 million under the company’s previous revolving credit facility. At December 31, 2003, the interest rate on the mortgage on the company’s headquarters facility was 3.15%, under a 90 day LIBOR option, elected on October 14, 2003. At December 31, 2003, the interest rate on $7.5 million of the outstanding principal balance of the revolver was 3.17% under a 60 day LIBOR rate option elected on December 15, 2003. The interest rate on the remaining $1.0 million principal amount outstanding was 3.16% under a 30 day LIBOR rate option elected on December 15, 2003. These rates and options were elected under the company’s previous financing arrangements, which were replaced by the new financing arrangement entered into on September 1, 2004.

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

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

NOTE 8. DEFINED BENEFIT PENSION PLAN

The components of net periodic benefit cost for the company’s defined benefit pension plan are below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Interest cost	$993	$1,181	$2,947	$2,678
Expected return on plan assets	(945)	(1,026)	(2,903)	(2,327)
Recognized actuarial loss	314	371	968	842

Net periodic benefit cost	$362	$526	$1,012	$1,193

The company’s defined benefit pension plan is frozen. No credit is earned for current service and no new participants are eligible to enter the plan; accordingly, the net periodic benefit costs do not include any charges for service cost. The company currently expects to contribute $2.9 million in 2004 to fund its pension plan. Of this amount, $2.0 million had been contributed as of September 30, 2004. The company intends to contribute the remaining $0.9 million of its 2004 pension plan funding obligations in the fourth quarter of 2004.

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

As a defense contractor, the company is subject to many levels of audit and review from various government agencies, including the Defense Contract Audit Agency, various inspectors general, the Defense Criminal Investigative Service, the General Accounting Office, the Department of Justice and congressional committees. Both related to and unrelated to its defense industry involvement, the company is, from time to time, involved in audits, lawsuits, claims, administrative proceedings and investigations. The Internal Revenue Service has recently initiated an audit of the company’s federal income tax return for the tax year ended December 31, 2002. The company believes that it is too early to determine the impact, if any, of the resolution of this audit. The company accrues for liabilities associated with these activities when it becomes probable the future expenditures will be made and such expenditures can be reasonably estimated. The company’s evaluation of the likelihood of expenditures related to these matters is subject to change in future periods, depending on then current events and circumstances, which could have material adverse effects on the company’s business, financial position, results of operations and cash flows.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

As previously disclosed, on October 26, 2000, two former company employees were indicted and charged with, among other violations, wire fraud and a conspiracy scheme to defraud the United States Air Force out of approximately $10 million through kickbacks and overcharging for computer components and services. The former employees collected the kickbacks and overcharges through separate and independent businesses. The company received no money from their scheme. When notified by the government of the employees’ conspiracy, the company fired the two employees and voluntarily cooperated with the government’s investigation. The company was not charged in the criminal case. Both former employees pled guilty and were sentenced to prison. The company believes that the government has recovered a substantial portion of the defrauded funds from the co-conspirators. Notwithstanding the company’s efforts to settle any claims against the company arising from the co-conspirators’ scheme, on October 9, 2003, the United States Attorney filed a civil complaint against the company in the United States District Court for the District of Massachusetts based in substantial part upon the actions and omissions of the former employees which gave rise to the criminal cases against them. In the civil action, the United States Attorney has asserted on behalf of the government claims against the company based upon the False Claims Act and the Anti-Kickback Act, in addition to certain common law and equitable claims. The United States Attorney seeks to recover up to three times its actual damages and penalties under the False Claims Act and double damages and penalties under the Anti-Kickback Act and to recover costs and interest. The company disputes the claims, believes it has substantive defenses, and intends to vigorously defend itself. However, the outcome of such litigation, if unfavorable, could have a material adverse effect on the company’s business, financial position, results of operations and cash flows. The company has filed a third party complaint, as part of the United States Attorney’s civil action, including an affirmative multiple damage claim for unfair and deceptive practices, against Storage Engine, Inc. (“Storage Engine”), formerly known as ECCS, Inc., and its president and director. The complaint alleges that Storage Engine directly benefited from the kickback scheme alleged by the United States Attorney. Storage Engine, a supplier of computer components for the Air Force, made payments to the company’s two former employees through separate and independent businesses. Storage Engine and its president have denied the allegations. The company’s claim against Storage Engine, which filed for reorganization under Chapter 11 of the United States Bankruptcy Code, presently remains in effect as a claim against Storage Engine. The company and the United States Attorney have expressed a willingness to enter mediation.

On September 5, 2002, Genesis Tactical Group LLC (“Genesis”) asserted a cross-claim against Lockheed Martin Corporation (“Lockheed”) in the State of New York Supreme Court, County of Onondaga, seeking $50.0 million in damages and against the company seeking $35.0 million in damages. These cross-claims arise out of a suit filed on July 30, 2003, by Lockheed against Tactical Communications Group LLC, Genesis and the company in the State of New York Supreme Court, County of Onondaga. The Lockheed suit relates to a contract for services that was sold to Genesis by the company pursuant to an asset purchase agreement in 2001. By the terms of the asset purchase agreement, the company’s liability to Genesis is limited to $300,000, other than for intentional misrepresentation, willful breach or fraud. Lockheed and Genesis have settled their outstanding issues, including a software ownership issue, and filed a stipulation of dismissal with prejudice. In connection with this settlement, the Genesis claim for $35.0 million against the company was eliminated. Lockheed’s settlement demand to the company was $496,000 plus interest, which it has since reduced to $319,000. The company believes that most, if not all, of the amount now demanded is for extra work and materials procured by Lockheed from Genesis and disputes the balance due to other mutually agreed contract changes between Lockheed and Genesis, which contract changes have been accepted by Lockheed and fully performed by Genesis. The company expects to continue to defend against any and all claims by Lockheed and/or Genesis. While the company believes that the possibility of a material adverse effect on the company’s business, financial position, results of operations and cash flows arising out of this case is remote, there can be no assurance as to the outcome.

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

In the nine months ended September 30, 2004 and in the year ended December 31, 2003, approximately 90% and 93%, respectively, of the company’s revenues were derived from sales to United States Government agencies, primarily the Department of Defense. All of the company’s United States Government contracts are subject to termination for convenience in accordance with government regulations. In the nine months ended September 30, 2004 and in the year ended December 31, 2003, sales to agencies of state and local governments comprised approximately 7% and 5%, respectively, of revenues. Many of the contracts the company has won are multi-year efforts. In accordance with state laws, funding must be approved annually by the respective state’s legislature.

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

The company’s business growth strategy is focused on developing relationships with customers in defense, public safety and state citizen services markets whose missions are focused on one or more of these six strategic business areas: C4ISR (command, control, communications, computing, intelligence, surveillance and reconnaissance), logistics, readiness, military space, homeland security and health and human services. The strategy is intended to leverage six solution sets where DRC believes it has strong competencies and a record of meeting its customers’ most difficult challenges. These solutions are business intelligence; acquisition management; training; business transformation; child welfare case management; and network services management.

DRC has a balanced organic and acquisition growth strategy aimed at gaining market segment leadership and penetrating new market segments, with specific focus on sustained organic growth. This strategy is intended to achieve four key objectives: to increase shareholder value; to grow in selected markets; to achieve operational excellence; and to become an employer of choice.

On July 1, 2004, the company announced that it had sharpened its government customer focus by consolidating and realigning its operations to better facilitate the execution of its recently developed business growth strategy, better address the needs of its customers and further strengthen the delivery of its solutions-based services. Accordingly, effective July 1, 2004, the company has consolidated its five Systems and Services segment operating groups into two organizations. The two new organizations encompass all of the capabilities of the five former groups. This realignment does not impact the company’s business segments, as the new groups both provide solutions-based services and are subject to similar regulations.

DYNAMICS RESEARCH CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

BUSINESS ACQUISITION

On September 1, 2004, the company completed the previously announced acquisition of Impact Innovations Group LLC (“Impact Innovations”) from J3 Technology Services Corp. (“J3 Technology”), a Georgia corporation. Impact Innovations, based in the Washington, D.C. area, offers solutions in business intelligence, enterprise software, application development, information technology service management and other related areas. This transaction was recorded using the purchase method of accounting in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”). Accordingly, the results of this acquired entity is included in the company’s Consolidated Statement of Operations and of Cash Flows for the period subsequent to its acquisition.

RESULTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Revenues

The company reported revenues of $70.5 million in the third quarter of 2004, compared to $62.4 million in the same prior year period. The company’s revenues for the nine months ended September 30, 2004, were $197.5 million, compared to $183.2 million in the same prior year period. The increase in revenues in both periods is due to organic growth and $4.2 million of revenues contributed by Impact Innovations from the date of its acquisition by the company. These increases were partially offset by the completion in 2003 of the company’s quality assurance work at the Homeland Security Bureau of Citizenship and Immigration Services, which had contributed $1.9 million and $7.0 million to revenues during the three and nine month periods ended September 30, 2003, respectively. This contract ended in December 2003 without recompetition, following the Bureau’s reorganization at that time.

Contract revenues for the Systems and Services segment increased 13.3%, to $68.7 million, in the third quarter of 2004, from $60.6 million in the comparable prior year period. Contract revenues were $192.4 million and $177.9 million, respectively, in the nine months ended September 30, 2004 and 2003. Defense revenues grew 7.7%, or $3.7 million, in the third quarter of 2004, from $49.0 million in the third quarter of 2003. Defense revenues were $154.4 million and $142.5 million in the nine months ended September 30, 2004 and 2003, respectively. The increase in defense revenues in both the current year three and nine-month periods is primarily attributable to internally generated growth, primarily in the C4ISR (Command, control, communications, computing, intelligence, surveillance and reconnaissance), readiness and logistics markets.

Revenues from federal civilian agencies were $9.4 million for the quarter ended September 30, 2004, an increase of 3.4% from the $9.2 million reported in the same prior year quarter. The increase in the current year quarter is primarily attributable to the acquisition of Impact Innovations, partially offset by decreases due to the completion late in 2003 of the company’s quality assurance work at the Homeland Security Bureau of Citizenship and Immigration Services and delays in new contract awards by this agency. Revenues from federal civilian agencies in the nine months ended September 30, 2004 and 2003 were $23.0 million and $27.3 million, respectively. The decrease in the current year nine month period is primarily attributable to the completion in 2003 of the company’s quality assurance work at the Bureau of Citizenship and Immigration Services discussed above.

State and local government revenues increased to $6.2 million in the third quarter of 2004, from $2.6 million in the third quarter of 2003, resulting from the commencement of work on a new multi-year software development contract with the State of Ohio. State and local government revenues were $14.5 million and $8.1 million in the nine month periods ended September 30, 2004 and 2003, respectively. The increase in the current year was principally due to the new Ohio contract, as well as higher revenues from training and network management services with health and human services customers.

DYNAMICS RESEARCH CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Product sales for the Metrigraphics segment were $1.8 million in the third quarters of both 2004 and 2003. Product sales for this segment decreased by $0.2 million, to $5.1 million, in the nine months ended September 30, 2004, compared to the same prior year period. This segment’s flat revenues in the third quarter of 2004, compared to a decrease in the current year nine month period from the same period last year, are due in part to an overall improvement in order levels, partially offset by acceleration of orders by one customer from the third quarter to the second quarter of this year. The company expects 2004 revenues for this segment to be comparable to 2003 revenues.

Gross margin

Gross margins were 15.8% and 15.5% in the third quarters of 2004 and 2003, respectively, and 15.0% and 15.8% in the nine months ended September 30, 2004 and 2003, respectively.

The company’s Systems and Services segment’s gross margin on contract revenues increased to 15.5% in the third quarter of 2004, compared to 15.2% in the comparable prior year quarter. However, the segment’s gross margin for the nine months ended September 30, 2004 decreased, to 14.7%, compared to 15.4% in the same prior year period. This segment’s 2004 gross margin has been negatively impacted by increased subcontractor costs and amortization and maintenance expense related to the implementation of the company’s new PeopleSoft-based enterprise business system, which was placed into service on January 1, 2004. These factors have been partially offset by efficiencies realized from the integration of the company’s earlier acquisitions into the company’s operations, primarily through facility consolidation and lower overhead as a percentage of revenues, and the favorable effects of the Impact Innovations acquisition.

The Metrigraphics segment’s gross margin on product sales increased in the three month period ended September 30, 2004, to 28.9%, compared to 26.7% in the same prior year period. However, this segment’s gross margin decreased on a year-to-date basis in 2004, to 26.1%, compared to 27.3% in the same prior year period.

Selling, general and administrative expenses

Selling, general and administrative expenses for the third quarter of 2004 were $6.1 million, an increase of $1.1 million, compared to $5.0 million in the same prior year quarter. Operating expenses of $0.4 million arising from the acquired operations of Impact Innovations accounted for most of the increases in expenses in the third quarter of 2004, compared to the same prior year quarter. Higher benefit costs also contributed to the 2004 third quarter increase. Selling, general and administrative expenses decreased in the nine months ended September 30, 2004, by $0.5 million, to $16.4 million, compared to $16.9 million in the nine months ended September 30, 2003. The year-to-date decrease is attributable to lower legal costs in the first half of 2004.

Amortization of intangible assets

Amortization expense of $0.5 million and $1.3 million in the three and nine months ended September 30, 2004, respectively, relates to intangible assets acquired in the company’s recent purchase of Impact Innovations and the company’s 2002 purchases of Andrulis Corporation and HJ Ford Associates, Inc. Amortization expense related to the company’s 2002 acquisitions was $0.4 million and $1.3 million in the three and nine months ended September 30, 2003, respectively.

Operating income

The company reported operating income of $4.4 million, or 6.3% of revenues, and $4.3 million, or 6.8% of revenues, in the third quarters of 2004 and 2003, respectively. Higher selling, general and administrative expenses in the third quarter of 2004 resulted in the lower operating margin for that period. The company’s operating income in the nine months ended September 30, 2004 and 2003, was $11.9 million, or 6.0% of revenues, and $10.7 million, or 5.8% of revenues, respectively. Lower legal expenses in the first half of 2004 were a primary contributor to the improved operating margin for the nine month period ended September 30, 2004.

DYNAMICS RESEARCH CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Interest expense

Interest expense increased by approximately $379,000 in the third quarter of 2004, to approximately $566,000. Interest expense for the nine months ended September 30, 2004, approximated $1.2 million, an increase from approximately $720,000 in the comparable prior year period. The increase in interest expense in both current year periods is primarily attributable to the higher outstanding principal balance on the company’s revolving credit facility, coupled with interest on the company’s new acquisition term loan described in the discussion of the company’s liquidity below. Due to the company’s increased outstanding debt, higher interest charges will be recorded in subsequent periods. Borrowings against the company’s revolving credit facility during 2004 have been used to support the start-up of the company’s new PeopleSoft-based enterprise business system, which was placed into service on January 1, 2004.

Income tax provision

The company recorded income tax provisions of $4.8 million, or 42.3% of pre-tax income, and $4.2 million, or 41.0% of pre-tax income, in the first nine months of 2004 and 2003, respectively. The increase in the 2004 tax rate reflects changes in estimates during 2003 for non-deductible expenses.

Discontinued operations

On May 2, 2003, the company completed the sale of its Encoder Division assets and certain liabilities to GSI Lumonics Inc. (“GSI”) in Billerica, Massachusetts, for $3.3 million in cash.

In connection with this transaction, in the first quarter of 2003, the company recorded charges aggregating $1.1 million before taxes as a loss on the disposal of discontinued operations. The components of these charges were $0.3 million of professional fees and $0.8 million of exit costs, comprised of $0.5 million for severance costs for approximately 45 Encoder Division employees and $0.3 million for future lease costs, net of contractual sublease income from GSI for the Encoder facility. During the first quarter of 2003, the company recognized, on a cash basis, $0.7 million received as the final royalty payment associated with the 1999 sale of its discontinued Telecommunications Fraud control business, which was recorded against the loss on the disposal of discontinued operations. This income, net of the $1.1 million of charges described above, resulted in a loss on the disposal of discontinued operations of $0.4 million before taxes, or a loss of $0.2 million, net of $0.2 million of income tax benefit, in the nine months ended September 30, 2003. The company did not record any charges related to this disposal in the three months ended September 30, 2003.

The company did not record any charges for discontinued operations in either the three or nine months ended September 30, 2004. The company’s loss from discontinued operations, net of taxes, was $147,000, or $0.02 per diluted share, and $1.4 million, or $0.15 per diluted share, in the three and nine months ended September 30, 2003. The nine months ended September 30, 2003, include four months of operating loss from the Encoder division, as well as costs incurred subsequent to the transaction related to certain liabilities that GSI did not assume.

Bookings and Backlog

Bookings for the three and nine month periods ended September 30, 2004, were $70.1 million and $190.2 million, respectively. The company’s funded backlog was $151.0 million and $109.2 million at September 30, 2004 and 2003, respectively, and $123.9 million at December 31, 2003. Funded backlog represented 5.7 months of trailing revenues at September 30, 2004. Backlog does not necessarily equate to future revenues.

DYNAMICS RESEARCH CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2004 and December 31, 2003, the company had cash and cash equivalents aggregating $150,000 and $2.7 million, respectively. The decrease in cash and cash equivalents is primarily the result of $6.6 million of net cash used in operating activities, including $0.8 million used in discontinued operations, $3.3 million of capital expenditures, and principal payments on the company’s term loan and acquisition term loan aggregating $2.0 million. These amounts were partially offset by $6.9 million of net additional borrowings under the company’s revolving credit facility and $1.9 million of proceeds from the exercise of stock options and participation in the company’s employee stock purchase plan.

Cash used in operating activities totaled $6.6 million for the nine months ended September 30, 2004, and is primarily attributable to $11.0 million of increased accounts receivable and $12.2 million of increases in unbilled expenditures and fees on contracts in process. These amounts were partially offset by $6.5 million of net income, depreciation and amortization expenses aggregating $4.0 million and a $3.3 million increase in accounts payable.

Receivables days sales outstanding, or DSO, was 110 at September 30, 2004, down from 117 days at June 30, 2004. The company’s DSO was 91 at December 31, 2003. Improved billing activity and the acquisition of Impact Innovations have both contributed to the reduction in DSO from the previous quarter. These amounts include the amounts reported under the captions “Accounts receivable, net of allowances” and “Unbilled expenditures and fees on contracts in process.” The company encountered start-up delays in billing activity in the first quarter of 2004, related to the implementation of its PeopleSoft-based enterprise business system. The delays in generating invoices have been overcome. As a result, accounts receivable have risen sharply; the company is aggressively pursuing collection of outstanding invoices, and the company has no indication of concerns of collectibility of the outstanding invoices.

At September 30, 2004 unbilled expenditures and fees on contracts in process included subcontractor costs for the month of September, for which invoices had not been received and for which revenues were not recognized, estimated at $3.7 million. The corresponding amount recorded at December 31, 2003, was $2.4 million. Related liabilities were recorded as accounts payable.

Cash used for investing activities totaled $57.8 million, and is primarily attributable to $53.6 million of cash expended to acquire Impact Innovations on September 1, 2004. The company’s capital expenditures of $3.3 million in the nine months ended September 30, 2004, included $1.5 million for renovations to the company’s Andover, Massachusetts corporate headquarters and $0.8 million related to the implementation of the company’s new PeopleSoft-based enterprise business system.

On September 1, 2004, the company entered into a new secured financing agreement (the “facility”) with its bank group to restructure and increase the company’s credit facilities to $100.0 million, inclusive of the current mortgage on the company’s Andover, Massachusetts corporate headquarters, which had a balance of $7.9 million at closing (the “term loan”). The facility provides for a $55.0 million, five-year term loan (the “acquisition term loan”) with a seven-year amortization schedule for the acquisition of Impact Innovations and a $37.0 million, five-year revolving credit agreement for working capital (the “revolver”). The bank group, led by Brown Brothers Harriman & Co. as a lender and as administrative agent (when acting in such capacity, the “Administrative Agent”), also includes KeyBank National Association, Banknorth, NA and Fleet National Bank. The facility replaces the company’s previous $50.0 million revolving credit agreement, which was entered into on June 28, 2002.

DYNAMICS RESEARCH CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

All of the obligations of the company and its subsidiaries under the new facility are secured by a security interest in substantially all of the assets of the company and its subsidiaries granted to the Administrative Agent. The agreement requires financial covenant tests to be performed against the company’s annual results beginning with the results for the year ended December 31, 2005, that, if met, would result in the release of all collateral securing the facility except for the mortgage that secures the term loan. If the company’s results do not meet specific financial ratio requirements, the company and its subsidiaries will be required to perfect the security interest granted to the Administrative Agent in all of the government contracts of the company and its subsidiaries.

On an ongoing basis, the facility requires the company to meet certain financial covenants, including maintaining a minimum net worth and certain cash flow and debt coverage ratios. The covenants also limit the company’s ability to incur additional debt, pay dividends, purchase capital assets, sell or dispose of assets, make additional acquisitions or investments, or enter into new leases, among other restrictions. In addition, the facility provides that the bank group may accelerate payment of all unpaid principal and all accrued and unpaid interest under the facility, upon the occurrence and continuance of certain events of default, including, among others, the following:

•	Any failure by the company and its subsidiaries to make any payment of principal, interest and other sums due under the facility within three calendar days of the date when such payment is due;
•	Any breach by the company or any of its subsidiaries of certain covenants, representations and warranties;
•	Any default and acceleration of any indebtedness owed by the company or any of its subsidiaries to any person (other than the bank group) which is in excess of $1,000,000;
•	Any final judgment against the company or any of its subsidiaries in excess of $1,000,000 which has not been insured to the reasonable satisfaction of the Administrative Agent;
•	Any bankruptcy (voluntary or involuntary) of the company or any of its subsidiaries; and
•	Any material adverse change in the business or financial condition of the company and its subsidiaries; or
•	Any change in control of the company.

Proceeds of $53.4 million from the acquisition term loan were used to complete the acquisition of Impact Innovations. The company repaid $1.6 million of the original $55.0 million financed on September 1, 2004. The facility requires quarterly principal payments on the acquisition term loan of approximately $2 million, with a final payment of approximately $16 million on September 1, 2009.

The company has the option of selecting an interest rate for the acquisition term loan equal to either: (a) the then applicable London Inter-Bank Offer Rate (the “LIBOR Rate”) plus 1.75% to 3.25% per annum, depending on the company’s most recently reported leverage ratio; or (b) the base rate as announced from time to time by the Administrative Agent (the “Base Rate”) plus 0.00% to 0.50% per annum, depending on the company’s most recently reported leverage ratio. For those portions of the acquisition term loan accruing at the LIBOR Rate, the company has the option of selecting interest periods of 30, 60, 90 or 180 days. The interest rate on the acquisition term loan was 4.98% at September 30, 2004, under the 60 day LIBOR Rate option elected on September 3, 2004.

The company has a ten-year term loan as amended and restated on September 1, 2004, with an outstanding principal balance of $7.9 million, which is secured by a mortgage on the company’s headquarters in Andover, Massachusetts. The agreement requires quarterly principal payments of $125,000, with a final payment of $5.0 million due on May 1, 2010. The company has the option of selecting an interest rate for the term loan equal to either: (a) the then applicable LIBOR Rate plus 1.50% to 3.00% per annum, depending on the company’s most recently reported leverage ratio; or (b) the Base Rate plus 0.00% to 0.50% per annum, depending on the company’s most recently reported leverage ratio. For those portions of the term loan accruing at the LIBOR Rate, the company has the option of selecting interest periods of 30, 60, 90 or 180 days. The interest rate on the term loan was 4.72% at September 30, 2004, under the 60 day LIBOR Rate option elected on September 1, 2004.

DYNAMICS RESEARCH CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

The revolver has a five-year term and is available to the company for general corporate purposes, including strategic acquisitions. The outstanding balance of approximately $23 million on the company’s previous revolving credit facility was transferred to the new revolver as part of the transaction. The fee on the unused portion of the revolver ranges from 0.25% to 0.50%, depending on the company’s leverage ratio, and is payable quarterly in arrears. The company has the option of selecting an annual interest rate for the revolver equal to either: (a) the then applicable LIBOR Rate plus 1.50% to 3.00% per annum, depending on the company’s most recently reported leverage ratio; or (b) the Base Rate plus 0.00% to 0.50% per annum, depending on the company’s leverage ratio. For those portions of the revolver accruing at the LIBOR rate, the company has the option of selecting interest periods of 30, 60, 90 or 180 days. The revolver matures on September 1, 2009. The revolver’s outstanding balance at September 30, 2004 was comprised of $3.4 million with an interest rate of 5.25% under the Base Rate option and $12.0 million with an interest rate of 5.25% under the 30 day LIBOR Rate option. The weighted average interest rate on the company’s revolver was 4.78% at September 30, 2004. Both options were elected on September 1, 2004.

In addition to the principal payments required on the acquisition term loan and the term loan, the company will also make annual payments on February 15 of each year, commencing in 2006. The payment amount will be equal to 60.0% of the company’s excess cash flow, defined as EBITDA (earnings before interest, taxes, depreciation and amortization) plus net decreases in working capital or less net increases in working capital, minus interest expense and principal payments on the acquisition term loan and term loan, capital expenditures, and all cash taxes and cash dividends paid for the most recently completed fiscal year, commencing with the year ended December 31, 2005. Each payment will be applied: first, to the outstanding balance of the revolver, provided the outstanding balance on the last day of the fiscal year compared with the outstanding balance of the revolver on the last day of the previous fiscal year does not already reflect such a reduction; second, to the outstanding principal balance of the acquisition term loan; and lastly, to the outstanding principal balance of the term loan.

On December 26, 2002, the company entered into an installment payment agreement in connection with the purchase of its PeopleSoft-based enterprise business system software. The company made the first payment on January 26, 2003, and the second and final payment of $0.6 million on January 26, 2004. The company had recorded the liability using an imputed interest rate of 3.38%, which was its effective borrowing rate at December 31, 2002. This purchase commitment is included as a component of “Other accrued expenses” in the company’s Consolidated Balance Sheet at December 31, 2003.

Cash provided by financing activities was comprised of $55.0 million from the company’s new acquisition term loan, described above, $6.9 million of net borrowings under the company’s revolver and $1.9 million of cash proceeds from the exercise of stock options and issuance of shares under the employee stock purchase plan. As discussed above, the company entered into a new financing arrangement, of which $55.0 million was related to the acquisition of Impact Innovations. The company repaid $1.6 million of the principal borrowed immediately after consideration paid for Impact Innovations was reduced to $53.4 million. The company’s proceeds from financing activities were partially offset by the $1.6 million acquisition term loan principal payment and $0.5 million of principal payments under the company’s term loan.

The company’s results of operations, cash flows and financial condition are subject to certain trends, events and uncertainties, including demands for capital to support growth, economic conditions, government payment practices and contractual matters. The company believes that selective acquisitions are an important component of its growth strategy. The company may acquire, from time to time, firms or properties that are aligned with the company’s core capabilities and which complement the company’s customer base. The company’s capital expenditures, excluding business acquisitions, are expected to approximate $5 million in 2004, primarily for facilities infrastructure consolidation and improvements.

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

DYNAMICS RESEARCH CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Based upon its present business plan and operating performance, the company believes that cash provided by operating activities, combined with amounts available for borrowing under the Revolver, will be adequate to fund the capital requirements of its existing operations during the remainder of 2004 and for the foreseeable future. However, the development of adverse economic or business conditions could significantly affect the need for and availability of capital resources.

The company’s contractual obligations as of September 30, 2004 consist of the following (in thousands):

	Less than	Two to three	Four to five
	one year	years	years	Thereafter	Total

Revolver	$15,404	$—	$—	$—	$15,404
Long-term debt	8,356	16,712	16,712	19,496	61,276
Operating leases	4,826	5,907	4,121	2,250	17,104

Total contractual obligations	$28,586	$22,619	$20,833	$21,746	$93,784

The amounts above related to the revolver and long-term debt do not include interest payments on any outstanding principal balance, because the interest rates on the company’s financing arrangements are not fixed.

The amounts above related to operating leases include payments on facilities that the company either no longer occupies or is in the process of abandoning, for which the company is contractually obligated.

The company currently expects to contribute $2.9 million in 2004 to fund its pension plan. Of this amount, $2.0 had been contributed as of September 30, 2004. The company intends to contribute the remaining $0.9 million of its 2004 pension plan funding obligations in the fourth quarter of 2004. Based upon preliminary estimates, the company currently anticipates contributing approximately $4.6 million to its pension plan in 2005.

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

As a defense contractor, the company is subject to many levels of audit and review from various government agencies, including the Defense Contract Audit Agency, various inspectors general, the Defense Criminal Investigative Service, the General Accounting Office, the Department of Justice and congressional committees. Both related to and unrelated to its defense industry involvement, the company is, from time to time, involved in audits, lawsuits, claims, administrative proceedings and investigations. The Internal Revenue Service has recently initiated an audit of the company’s federal income tax return for the tax year ended December 31, 2002. The company believes that it is too early to determine the impact, if any, of the resolution of this audit. The company accrues for liabilities associated with these activities when it becomes probable the future expenditures will be made and such expenditures can be reasonably estimated. The company’s evaluation of the likelihood of expenditures related to these matters is subject to change in future periods, depending on then current events and circumstances, which could have material adverse effects on the company’s business, financial position, results of operations and cash flows.

DYNAMICS RESEARCH CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

As previously disclosed, on October 26, 2000, two former company employees were indicted and charged with, among other violations, wire fraud and a conspiracy scheme to defraud the United States Air Force out of approximately $10 million through kickbacks and overcharging for computer components and services. The former employees collected the kickbacks and overcharges through separate and independent businesses. The company received no money from their scheme. When notified by the government of the employees’ conspiracy, the company fired the two employees and voluntarily cooperated with the government’s investigation. The company was not charged in the criminal case. Both former employees pled guilty and were sentenced to prison. The company believes that the government has recovered a substantial portion of the defrauded funds from the co-conspirators. Notwithstanding the company’s efforts to settle any claims against the company arising from the co-conspirators’ scheme, on October 9, 2003, the United States Attorney filed a civil complaint against the company in the United States District Court for the District of Massachusetts based in substantial part upon the actions and omissions of the former employees which gave rise to the criminal cases against them. In the civil action, the United States Attorney has asserted on behalf of the government claims against the company based upon the False Claims Act and the Anti-Kickback Act, in addition to certain common law and equitable claims. The United States Attorney seeks to recover up to three times its actual damages and penalties under the False Claims Act and double damages and penalties under the Anti-Kickback Act and to recover costs and interest. The company disputes the claims, believes it has substantive defenses, and intends to vigorously defend itself. However, the outcome of such litigation, if unfavorable, could have a material adverse effect on the company’s business, financial position, results of operations and cash flows. The company has filed a third party complaint, as part of the United States Attorney’s civil action, including an affirmative multiple damage claim for unfair and deceptive practices, against Storage Engine, Inc. (“Storage Engine”), formerly known as ECCS, Inc., and its president and director. The complaint alleges that Storage Engine directly benefited from the kickback scheme alleged by the United States Attorney. Storage Engine, a supplier of computer components for the Air Force, made payments to the company’s two former employees through separate and independent businesses. Storage Engine and its president have denied the allegations. The company’s claim against Storage Engine, which filed for reorganization under Chapter 11 of the United States Bankruptcy Code, presently remains in effect as a claim against Storage Engine. The company and the United States Attorney have expressed a willingness to enter mediation.

On September 5, 2002, Genesis Tactical Group LLC (“Genesis”) asserted a cross-claim against Lockheed Martin Corporation (“Lockheed”) in the State of New York Supreme Court, County of Onondaga, seeking $50.0 million in damages and against the company seeking $35.0 million in damages. These cross-claims arise out of a suit filed on July 30, 2003, by Lockheed against Tactical Communications Group LLC, Genesis and the company in the State of New York Supreme Court, County of Onondaga. The Lockheed suit relates to a contract for services that was sold to Genesis by the company pursuant to an asset purchase agreement in 2001. By the terms of the asset purchase agreement, the company’s liability to Genesis is limited to $300,000, other than for intentional misrepresentation, willful breach or fraud. Lockheed and Genesis have settled their outstanding issues, including a software ownership issue, and filed a stipulation of dismissal with prejudice. In connection with this settlement, the Genesis claim for $35.0 million against the company was eliminated. Lockheed’s settlement demand to the company was $496,000 plus interest, which it has since reduced to $319,000. The company believes that most, if not all, of the amount now demanded is for extra work and materials procured by Lockheed from Genesis and disputes the balance due to other mutually agreed contract changes between Lockheed and Genesis, which contract changes have been accepted by Lockheed and fully performed by Genesis. The company expects to continue to defend against any and all claims by Lockheed and/or Genesis. While the company believes that the possibility of a material adverse effect on the company’s business, financial position, results of operations and cash flows arising out of this case is remote, there can be no assurance as to the outcome.

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

In the nine months ended September 30, 2004 and in 2003, approximately 90% and 93%, respectively, of the company’s revenues were derived from sales to United States Government agencies, primarily the Department of Defense. All of the company’s United States Government contracts are subject to termination for convenience in accordance with government regulations. In the first half of 2004 and the year ended December 31, 2003, sales to agencies of state and local governments comprised approximately 7% and 5%, respectively, of revenues. Many of the contracts the company has won are multi-year efforts. In accordance with state laws, funding must be approved annually by the respective state’s legislature.

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

Under fixed price contracts, other than service-type contracts, revenue is recognized primarily under the percentage of completion method or, for certain short-term contracts, by the completed contract method, in accordance with American Institute of Certified Public Accountants Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”).

DYNAMICS RESEARCH CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Revenue from service-type fixed price contracts is recognized ratably over the contract period or by other appropriate output methods to measure service provided, and contract costs are expensed as incurred. The risk to the company related to a fixed price contract is that if estimates to complete the contract change from one period to the next, profit levels will vary from period to period.

For all types of contracts, the company recognizes anticipated contract losses as soon as they become known and estimable. Out-of-pocket expenses that are reimbursable by the customer are included in contract revenue and cost of contract revenue.

Unbilled expenditures and fees on contracts in process are the amounts of recoverable contract revenue that have not been billed at the balance sheet date. Generally, the company’s unbilled expenditures and fees relate to revenue that is billed in the month after services are performed. In certain instances, billing is deferred in compliance with contract terms, such as milestone billing arrangements and withholdings, or delayed for other reasons. In 2004 the company encountered delays in billing activity related to the start-up of its PeopleSoft-based enterprise business system. Costs related to United States Government contracts, including applicable indirect costs, are subject to audit by the government. Revenue from such contracts has been recorded at amounts the company expects to realize upon final settlement. At September 30, 2004, unbilled expenditures and fees also included subcontractor costs for the month of September, for which invoices had not been received and for which revenues were not recognized, estimated at $3.7 million. The comparable amount included in unbilled expenditures and fees at December 31, 2003, was $2.4 million. The related liabilities were recorded as accounts payable.

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

DYNAMICS RESEARCH CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Goodwill

The company assesses goodwill for impairment at the segment level at least once each year by applying a direct value-based fair value test. Goodwill could be impaired due to market declines, reduced expected future cash flows, or other factors or events. Should the fair value of goodwill, as determined by the company at any measurement date, fall below its carrying value, a charge for impairment of goodwill would occur in that period.

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

DYNAMICS RESEARCH CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

In May 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 addresses when an arrangement with multiple deliverables should be divided into separate units of accounting. The company adopted EITF 00-21 in the third quarter of 2003. The impact of adopting EITF 00-21 did not have a material impact on the company’s financial position, results of operations or cash flows.

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

In the nine months ended September 30, 2004 and in 2003, approximately 90% and 93% of our revenue, respectively, was derived from United States government agencies, primarily the Department of Defense. Our revenue could be adversely affected by significant changes in defense spending during periods of declining United States defense budgets. Among the effects of this general decline has been increased competition within a consolidating defense industry.

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

Recent federal regulations and renewed congressional interest in small business set aside contracts are likely to influence decisions pertaining to contracting methods for many of the company’s customers. These regulations require more frequent review and certification of small business contractor status, so as to ensure that companies competing for contracts intended for small business are qualified as such at the time of the competition. In 2003 and 2002, the company derived $42.4 million and $17.1 million, respectively, of revenue from a small business set aside contract held by its HJ Ford Associates, Inc. subsidiary and due for re-competition in 2005. The customer has currently indicated that the re-competition will continue to be set aside, or reserved, to include only prime contractors that qualify as small businesses under regulations established by the Small Business Administration (“SBA”). The company has formed a mentor-protégé joint venture expected to qualify as a small business under these SBA regulations. The company will strive to retain its current direct labor work by moving that work to the joint venture. To the extent these efforts are not successful, the company’s business, financial condition, results of operations and cash flows could be adversely affected.

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

Our Business is Highly Concentrated and a Significant Portion of Our Revenue is Derived From a Few Customers.

Our revenue from contracts with the Department of Defense, either as prime contractor or subcontractor, accounted for approximately 78% of our total revenue in both the nine months ended September 30, 2004 and the year ended December 31, 2003, respectively. Within the Department of Defense, certain individual programs account for a significant portion of our United States Government business. We cannot provide any assurance that any of these programs will continue as such or will continue at current levels. A decrease in orders from the Department of Defense or any of these customers would have an adverse effect on our profitability, and the loss of any large customer could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Accounting System Upgrades and Conversions May Delay Billing and Collections of Our Accounts Receivable.

We have recently installed a new PeopleSoft-based enterprise business system, and from time to time, we may be required to make changes to that system as we integrate businesses or upgrade to new technologies. The implementation of the company’s new PeopleSoft-based enterprise business system caused certain delays in billing and collection of accounts receivable, which we are addressing. Future accounting system conversions and upgrades could cause delays in billing and collection of accounts receivable under our contracts, which could adversely affect our business, financial condition, results of operations and cash flows.

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

DYNAMICS RESEARCH CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Demand for our products and services in each of the markets we serve can vary significantly from quarter to quarter due to revisions in customer budgets or schedules and other factors beyond our control. In addition, because a high percentage of our expenses is fixed and does not vary relative to revenue, a decrease in revenue may cause a significant variation in our operating results.

We May Not Make or Complete Future Mergers, Acquisitions or Strategic Alliances or Investments.

On September 1, 2004, we acquired Impact Innovations LLC for $53.4 million in cash. In 2002, we acquired HJ Ford Associates, Inc. and Andrulis Corporation. We may seek to continue to expand our operations through mergers, acquisitions or strategic alliances with businesses that will complement our existing business. However, we may not be able to find attractive candidates, or enter into acquisitions on terms that are favorable to us, or successfully integrate the operations of companies that we acquire. In addition, we may compete with other companies for these acquisition candidates, which could make an acquisition more expensive for us. If we are able to successfully identify and complete an acquisition or similar transaction, it could involve a number of risks, including, among others:

•	the difficulty of assimilating the acquired operations and personnel;
•	the potential disruption of our ongoing business and diversion of resources and management time;
•	the potential failure to retain key personnel of the acquired business;
•	the difficulty of integrating internal controls and procedures, systems, operations and cultures; and
•	the potential impairment of relationships with customers as a result of changes in management or otherwise arising out of such transactions.

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

DYNAMICS RESEARCH CORPORATION

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company is subject to interest rate risk associated with our acquisition term loan, term loan and revolver, where interest payments are tied to either the LIBOR or prime rate. At any time, a sharp rise in interest rates could have an adverse effect on net interest expense as reported in the company’s Consolidated Statements of Operations. A one full percentage point increase in the interest rate on the balance of the acquisition term loan, term loan and revolver at September 30, 2004 would result in an increase of $0.8 million in interest expense per year. The company does not currently hedge these interest rate exposures.

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

Our company carried out an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended, of the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2004. While we have previously identified internal control weaknesses, which are discussed below, our current evaluation indicated that these weaknesses did not impair the effectiveness of our overall disclosure controls and procedures and we have concluded that the company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.

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

The company concurred with Grant Thornton’s finding, recorded liabilities and related assets of $2.4 million at December 31, 2003, and revised its accounting policy to record the liabilities and related assets in the period in which the services are performed. With respect to this matter, the company has not yet completed its review and implementation of control procedures. The company expects that the control procedures will be finalized and implemented in the fourth quarter. The company continues to recognize costs and revenues consistent with this policy and continues to develop the procedures necessary to estimate and record this information.

The company believes that during 2004 it has taken measures designed to address this deficiency by adding two highly experienced professionals to its existing staff and conducting a training program on internal controls. In April 2004, the company hired an Assistant Controller for Financial Reporting, and, in June 2004, appointed a new Corporate Controller and Chief Accounting Officer with extensive experience in COSO-compliant internal control implementation, complex enterprise systems implementation and transaction processing and general accounting practices. The former Corporate Controller and Chief Accounting Officer has assumed responsibility for operations control matters, such as forecasting and business transaction review. The company will continue to seek and identify opportunities to strengthen staff skills through training. In 2004, the company’s training has been and continues to be primarily focused on internal controls, recent tax law changes and procedures related to the implementation of the company’s new PeopleSoft-based enterprise business system.

The second significant deficiency relates to the company’s manually intensive financial reporting process, which can limit the time for internal review. Although Grant Thornton did not note any material adjustments as a result of this condition, the potential for errors existed. Grant Thornton recommended that the company consider updating its current accounting and reporting system to a more automated system so that management will have adequate time to analyze, record and review account balances for accuracy, and that senior management reevaluate the current organizational structure to determine if additional resources are necessary. Both the company and Grant Thornton expect the implementation of the company’s new PeopleSoft-based enterprise business system, which was placed into service in January 2004, to assist in resolving this deficiency. The company encountered start-up delay in billing activity in the first quarter of 2004, related to this implementation. In the third quarter of 2004, the company resolved the delays in generating invoices, generating approximately $72 million in invoices during that quarter.

The company placed its PeopleSoft-based enterprise business system into service effective January 1, 2004. The company has realized benefits resulting from the new PeopleSoft-based enterprise business system, including a reduction in the number of adjusting journal entries required during the close, easier reconciliation of financial applications and a shortened close schedule, which provides additional time for both reconciliation and value-added analysis.

During 2004, in conjunction with both the installation of the new PeopleSoft-based enterprise business system and the company’s preparation for the attestation requirements prescribed by Section 404 of the Sarbanes-Oxley Act of 2002, the company has been performing an extensive review of its existing internal control structure. As a result of this endeavor, many policies and procedures have been created, modified or formalized. The company continues its efforts to strengthen its internal controls. Additionally, the company plans to assess regularly the quantity and effectiveness of its resources and to continue to invest in its employees in an effort to improve the effectiveness of both the individual employees and the overall organization.

In 2003, our management and Audit Committee were notified by our then engaged accountants, KPMG LLP, of the existence of three significant deficiencies relating to our operations for the year ended December 31, 2002. These significant deficiencies were not believed to be material weaknesses, either individually or in the aggregate. The first significant deficiency related to contract initiation and set-up for certain fixed price contracts. The second significant deficiency related to our quarterly and year-end closing procedures and consolidation. The third significant deficiency related to the level of SEC and GAAP experience of our personnel responsible for accounting and financial reporting. The measures discussed above as well as those discussed in the company’s other periodic reports filed with the Commission were designed to address the significant deficiencies identified by KPMG LLP. We believe these measures serve to further strengthen our internal controls over financial reporting.

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

DYNAMICS RESEARCH CORPORATION

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

As a defense contractor, the company is subject to many levels of audit and review from various government agencies, including the Defense Contract Audit Agency, various inspectors general, the Defense Criminal Investigative Service, the General Accounting Office, the Department of Justice and congressional committees. Both related to and unrelated to its defense industry involvement, the company is, from time to time, involved in audits, lawsuits, claims, administrative proceedings and investigations. The Internal Revenue Service has recently initiated an audit of the company’s federal income tax return for the tax year ended December 31, 2002. The company believes that it is too early to determine the impact, if any, of the resolution of this audit. The company accrues for liabilities associated with these activities when it becomes probable the future expenditures will be made and such expenditures can be reasonably estimated. The company’s evaluation of the likelihood of expenditures related to these matters is subject to change in future periods, depending on then current events and circumstances, which could have material adverse effects on the company’s business, financial position, results of operations and cash flows.

As previously disclosed, on October 26, 2000, two former company employees were indicted and charged with, among other violations, wire fraud and a conspiracy scheme to defraud the United States Air Force out of approximately $10 million through kickbacks and overcharging for computer components and services. The former employees collected the kickbacks and overcharges through separate and independent businesses. The company received no money from their scheme. When notified by the government of the employees’ conspiracy, the company fired the two employees and voluntarily cooperated with the government’s investigation. The company was not charged in the criminal case. Both former employees pled guilty and were sentenced to prison. The company believes that the government has recovered a substantial portion of the defrauded funds from the co-conspirators. Notwithstanding the company’s efforts to settle any claims against the company arising from the co-conspirators’ scheme, on October 9, 2003, the United States Attorney filed a civil complaint against the company in the United States District Court for the District of Massachusetts based in substantial part upon the actions and omissions of the former employees which gave rise to the criminal cases against them. In the civil action, the United States Attorney has asserted on behalf of the government claims against the company based upon the False Claims Act and the Anti-Kickback Act, in addition to certain common law and equitable claims. The United States Attorney seeks to recover up to three times its actual damages and penalties under the False Claims Act and double damages and penalties under the Anti-Kickback Act and to recover costs and interest. The company disputes the claims, believes it has substantive defenses, and intends to vigorously defend itself. However, the outcome of such litigation, if unfavorable, could have a material adverse effect on the company’s business, financial position, results of operations and cash flows. The company has filed a third party complaint, as part of the United States Attorney’s civil action, including an affirmative multiple damage claim for unfair and deceptive practices, against Storage Engine, Inc. (“Storage Engine”), formerly known as ECCS, Inc., and its president and director. The complaint alleges that Storage Engine directly benefited from the kickback scheme alleged by the United States Attorney. Storage Engine, a supplier of computer components for the Air Force, made payments to the company’s two former employees through separate and independent businesses. Storage Engine and its president have denied the allegations. The company’s claim against Storage Engine, which filed for reorganization under Chapter 11 of the United States Bankruptcy Code, presently remains in effect as a claim against Storage Engine. The company and the United States Attorney have expressed a willingness to enter mediation.

On September 5, 2002, Genesis Tactical Group LLC (“Genesis”) asserted a cross-claim against Lockheed Martin Corporation (“Lockheed”) in the State of New York Supreme Court, County of Onondaga, seeking $50.0 million in damages and against the company seeking $35.0 million in damages. These cross-claims arise out of a suit filed on July 30, 2003, by Lockheed against Tactical Communications Group LLC, Genesis and the company in the State of New York Supreme Court, County of Onondaga. The Lockheed suit relates to a contract for services that was sold to Genesis by the company pursuant to an asset purchase agreement in 2001. By the terms of the asset purchase agreement, the company’s liability to Genesis is limited to $300,000, other than for intentional misrepresentation, willful breach or fraud. Lockheed and Genesis have settled their outstanding issues, including a software ownership issue, and filed a stipulation of dismissal with prejudice. In connection with this settlement, the Genesis claim for $35.0 million against the company was eliminated. Lockheed’s settlement demand to the company was $496,000 plus interest, which it has since reduced to $319,000. The company believes that most, if not all, of the amount now demanded is for extra work and materials procured by Lockheed from Genesis and disputes the balance due to other mutually agreed contract changes between Lockheed and Genesis, which contract changes have been accepted by Lockheed and fully performed by Genesis. The company expects to continue to defend against any and all claims by Lockheed and/or Genesis. While the company believes that the possibility of a material adverse effect on the company’s business, financial position, results of operations and cash flows arising out of this case is remote, there can be no assurance as to the outcome.

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

DYNAMICS RESEARCH CORPORATION

Item 6. EXHIBITS

The following Exhibits are filed or furnished, as applicable, herewith:

2.1	Equity Purchase Agreement among Dynamics Research Corporation and Impact Innovations Group LLC and J3 Technology Services Corp., dated August 2, 2004.

10.1	Form of grant of stock options under the 2000 Incentive Plan.

10.2	Form of grant of stock options under the 2003 Incentive Plan.

10.3	Form of grant of restricted stock under the 2000 Incentive Plan.

10.4	Form of grant of restricted stock under the 2003 Incentive Plan.

10.5	Second Amended and Restated Loan Agreement by and among Dynamics Research Corporation, DRC International Corporation, H.J. Ford Associates, Inc., Andrulis Corporation and Impact Innovations Group LLC as the Borrowers, and The Lenders Party hereto and Brown Brothers Harriman & Co., as Administrative Agent and BankNorth, N.A. as documentation Agent and Key Bank National Association as Co-Syndication Agent and Fleet National Bank, a Bank of America company as Co-Syndication Agent, as of September 1, 2004.

10.6	Master Unlimited Guaranty dated as of September 1, 2004 by each of Dynamics Research Corporation, DRC International Corporation, H.J. Ford Associates, Inc., Andrulis Corporation and Impact Innovations Group LLC, in favor of Brown Brothers Harriman & Co., for itself and as Administrative Agent for each of the Lenders which are and which may become parties to the Loan Agreement.

10.7	Security Agreement among Brown Brothers Harriman & Co., as Administrative Agent for the Lenders Party to the Loan Agreement and Dynamics Research Corporation, DRC International Corporation, H.J. Ford Associates, Inc., Andrulis Corporation and Impact Innovations Group LLC, dated September 1, 2004.

10.8	Pledge Agreement by and between Dynamics Research Corporation and Brown Brothers Harriman & Co., for itself and as Administrative Agent for each of the Lenders which are and which may become parties to the Loan Agreement, as of September 1, 2004.

10.9	Patent and Patent Application Security Agreement by Dynamics Research Corporation and Brown Brothers Harriman & Co., as administrative agent for itself and for each of the other Lenders as may become parties to the Loan Agreement, dated September 1, 2004.

10.10	Trademark and Trademark Application Security Agreement by Dynamics Research Corporation and Brown Brothers Harriman & Co., as administrative agent for itself and for each of the other Lenders as may become parties to the Loan Agreement, dated September 1, 2004.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNAMICS RESEARCH CORPORATION (Registrant)
Date: November 9, 2004	/s/ David Keleher David Keleher Senior Vice President and Chief Financial Officer
/s/ Francis Murphy Francis Murphy Corporate Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Name	Location
2.1	Equity Purchase Agreement among Dynamics Research Corporation and Impact Innovations Group LLC and J3 Technology Services Corp., dated August 2, 2004.	(1)

10.1	Form of grant of stock options under the 2000 Incentive Plan.	(2)

10.2	Form of grant of stock options under the 2003 Incentive Plan.	(2)

10.3	Form of grant of restricted stock under the 2000 Incentive Plan.	(2)

10.4	Form of grant of restricted stock under the 2003 Incentive Plan.	(2)

10.5	Second Amended and Restated Loan Agreement by and among Dynamics Research Corporation, DRC International Corporation, H.J. Ford Associates, Inc., Andrulis Corporation and Impact Innovations Group LLC as the Borrowers, and The Lenders Party hereto and Brown Brothers Harriman & Co., as Administrative Agent and BankNorth, N.A. as documentation Agent and Key Bank National Association as Co-Syndication Agent and Fleet National Bank, a Bank of America company as Co-Syndication Agent, as of September 1, 2004.	(1)

10.6	Master Unlimited Guaranty dated as of September 1, 2004 by each of Dynamics Research Corporation, DRC International Corporation, H.J. Ford Associates, Inc., Andrulis Corporation and Impact Innovations Group LLC, in favor of Brown Brothers Harriman & Co., for itself and as Administrative Agent for each of the Lenders which are and which may become parties to the Loan Agreement.	(1)

10.7	Security Agreement among Brown Brothers Harriman & Co., as Administrative Agent for the Lenders Party to the Loan Agreement and Dynamics Research Corporation, DRC International Corporation, H.J. Ford Associates, Inc., Andrulis Corporation and Impact Innovations Group LLC, dated September 1, 2004.	(1)

10.8	Pledge Agreement by and between Dynamics Research Corporation and Brown Brothers Harriman & Co., for itself and as Administrative Agent for each of the Lenders which are and which may become parties to the Loan Agreement, as of September 1, 2004.	(1)

10.9	Patent and Patent Application Security Agreement by Dynamics Research Corporation and Brown Brothers Harriman & Co., as administrative agent for itself and for each of the other Lenders as may become parties to the Loan Agreement, dated September 1, 2004	(1)

10.10	Trademark and Trademark Application Security Agreement by Dynamics Research Corporation and Brown Brothers Harriman & Co., as administrative agent for itself and for each of the other Lenders as may become parties to the Loan Agreement, dated September 1, 2004.	(1)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(2)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(2)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(3)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(3)

(1)	Previously filed as an exhibit to Dynamics Research Corporation’s Current Report on Form 8-K, dated September 1, 2004 and filed with the Securities and Exchange Commission on September 8, 2004, and incorporated herein by reference.

(2)	Filed herewith.

(3)	Furnished herewith.