Form 10-K
period 2004-12-31
DYNAMICS RESEARCH CORP
filed 2005-03-16
CIK 30822

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
Common Stock, $0.10 par value
          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☑          No ☐
          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☐
          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).      Yes ☑          No ☐.
          The aggregate market value of the registrant’s common stock, $0.10 par value, held by nonaffiliates of the registrant as of June 30, 2004, was $99,420,589.80 based on the reported last sale price per share of $17.98 on that date on the Nasdaq Stock Market. As of February 28, 2005, 8,831,922 shares of the registrant’s common stock, $0.10 par value, were outstanding.
      This Annual Report on Form 10-K for the year ended December 31, 2004 does not include the audit report or consent of Grant Thornton LLP, our current auditors, or KPMG LLP, our previous auditors, and portions of Item 9A of Part II for the reasons outlined in our filing on Form 12b-25 made with the Securities and Exchange Commission on March 16, 2004, and therefore, this Annual Report on Form 10-K is incomplete until the time as such audit reports and consents of Grant Thornton LLP and of KPMG LLP and Item 9A of Part II are included in an amendment to this Annual Report filed on Form 10-K/A.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s Proxy Statement involving the election of directors, which is expected to be filed within 120 days after the end of the registrant’s fiscal year, are incorporated by reference in Part III of this Report.

DYNAMICS RESEARCH CORPORATION
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2004

PART I

Item 1.	BUSINESS
OVERVIEW
      Dynamics Research Corporation (“DRC” or the “company”) provides information technology, engineering, logistics and other consulting services to federal defense, civil and state agency customers. Founded in 1955 and headquartered in Andover, Massachusetts, DRC has approximately 1,960 employees, located throughout the United States. The company operated through the parent corporation and its wholly owned subsidiaries, HJ Ford Associates, Inc. (“HJ Ford”), Andrulis Corporation (“ANDRULIS”) and Impact Innovations Group LLC (“Impact Innovations”) through December 31, 2004, at which time ANDRULIS and Impact Innovations merged with and into the company. Effective January 1, 2005, the company operates through the parent corporation and its wholly owned subsidiary, HJ Ford.
      DRC’s core capabilities are focused on information technology, engineering and technical subject matter expertise that pertain to the knowledge domains relevant to the company’s core customers. More specifically, these solutions, which are offered by the company’s Systems and Services business segment, include design, development, operation and maintenance of business intelligence systems, business transformation services, defense program acquisition management services, training and performance support systems and services, automated case management systems and information technology (“IT”) infrastructure services.
      DRC strives to apply these processes and technologies to enhance the performance and cost effectiveness of a variety of mission-critical customer systems. DRC believes that one of its distinguishing competitive features is its ability to provide subject matter experts who work closely with specialists in disciplines such as logistics, engineering, IT, modeling, simulation and training systems to develop innovative solutions to customer challenges.
      The company’s business growth strategy is focused on three national priority markets: national defense, public safety and legislated citizen services. Within these markets there are six strategic business areas on which the company focuses its efforts: C4ISR (Command, control, communications, computing, intelligence, surveillance and reconnaissance), logistics, readiness, military space, public security and citizen services. Because these markets address the mission critical functions of government, we expect that they will be funded regardless of economic cycle. The strategy leverages six solution sets where DRC has strong competencies and a record of meeting its customers’ most difficult challenges. These repeatable, proven, cost effective solutions are acquisition management services, training and performance support, business transformation, business intelligence, IT infrastructure services and automated case management.
      DRC has an organic and acquisition growth strategy, supplementing organic growth with the acquisition of businesses with additional or complementary capabilities, providing access to new customers. Consistent with this strategy, the company has completed three business acquisitions since 2002.
      The company’s other business segment, the Metrigraphics Division, develops and produces components for original equipment manufacturers in the computer peripheral device, medical electronics, telecommunications and other industries. Manufacturing core capabilities are focused on the custom design and manufacture of miniature electronics parts that are designed to meet ultra-high precision requirements through the use of electroforming, thin film deposition and photolithography technologies.
      Financial data and other information about the company’s operating segments can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 7 of this Annual Report on Form 10-K, and in Note 9, “Business Segment, Geographic, Major Customer and Related Party Information”, of the company’s Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
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
MARKETS
      DRC’s systems and services business, which accounted for 97.4% of revenue in 2004, is focused on providing technical and information technology services to government customers. The government market is composed of three sectors: defense, federal civilian agencies, and state and local governments.
      According to a report published in 2003 by Input, Inc. (“Input”), a leading research firm specializing in the market for government contractors, the federal market demand for vendor-furnished information systems and services will increase from $58.6 billion in fiscal 2004 to $80.7 billion in fiscal 2009, a compound annual growth rate of 6.6%. The Fiscal Year 2005 Mid-Session Review of the Federal Budget, submitted to Congress by the U.S. Office of Management and Budget, shows increases in the fiscal 2005 discretionary budgets for national defense and citizen security of 7.1% and 9.7%, respectively.
      The company believes that several factors are driving growth in the defense sector of this market. First, the continued focus on the war in Iraq is beginning to shift from short-term fixes for physical security to programs with sustaining focus that will rely on the application of information technology for the improvement of processes and training. Second, the company believes that increased reliance on contracts to supply mission-critical services is increasing due to government workforce ceilings and the administration’s emphasis on outsourcing activities that are not unique to government.
      The company believes the factors driving growth in the federal civilian agency sector include homeland security needs, an ongoing need for systems modernization, and, as in the defense sector, government workforce ceilings. These factors have caused, and are expected to continue to cause, federal civilian agencies to turn to contractors on an increasing basis to fill their needs for information technology services. The recent elections in Iraq could also mark a shift of resources away from military operations and renew the emphasis on Department of Defense (“DoD”) transformation, new systems development and systems modernization, areas where DRC is focused.
      In the state and local government sector, state and local jurisdictions are expected to spend $44.7 billion on information technology products and services in 2005, according to the market research firm Gartner, Inc. Additionally, Input projects growth rates in state and local outsourcing to reach 56% over the next five years, with an aging workforce and outdated equipment as the primary drivers for this growth. There is also a need for states to continue to modernize child welfare systems and Medicare management systems, areas where DRC’s Automated Case Management solution fits well. DRC has considerable experience in providing information technology expertise in the health and human services areas. The company believes the primary driving factors driving growth in this sector are infrastructure modernization and expansion, the migration of information and training to web-based applications and cost-sharing incentives to facilitate data exchange with federal agencies, which generally have large and burdensome caseloads. These agencies must maintain extensive records, report program data, eliminate errors and work toward a more responsive management. Yet the information systems of many of these agencies are antiquated; in some cases more than twenty years old, and have limited data interfacing and reporting capabilities.
      DRC’s Metrigraphics Division represented 2.6% of the company’s revenue in 2004. The Division serves the commercial original equipment manufacturers (“OEM”) market. This market includes manufacturers of computer peripheral devices, telecommunications and medical technology equipment. The Division sells principally to commercial customers.
MAJOR CUSTOMERS
      The company’s 2004 contract revenue, which accounted for 97.4% of revenues, delineated by market sector, was derived 80.2% from the defense sector, 11.6% from federal civilian agencies, 7.6% from state and local governments, and 0.6% from other commercial customers.
Defense Sector
      United States Air Force customers constituted the largest component of DRC’s defense revenue in 2004, representing 49.0% of total revenue, while U.S. Navy revenue represented 15.9%, U.S. Army revenue represented 7.8% and revenue from other agencies represented 5.4% of total revenue. Key capabilities that DRC offers defense customers include business intelligence systems, business transformation services, acquisition management services, training and performance support systems and services, and IT infrastructure services. In addition, DRC’s test equipment business develops, maintains and validates hardware and software for complex weapons systems. The work DRC performs for its major customers in this sector is described below.
Aeronautical Systems Center, Air Force Materiel Command
      The Aeronautical Systems Center, headquartered at Wright-Patterson Air Force Base in Dayton, Ohio, is responsible for research, development, testing, evaluation and initial acquisition of aeronautical systems and related equipment for the Air Force. Major active programs supported include: B-2 and B-1B bombers; C-17 airlifter; Joint Unmanned Combat Air systems (“J-UCAS”), Reconnaissance, Special Operations Forces, F/A-22 Raptor fighter-attack aircraft; F-117A stealth fighter, F-15 Eagle air-to-ground fighter aircraft; and F-16 Fighting Falcon fighter aircraft. Through prime contracts held by the company’s HJ Ford subsidiary, DRC provides technical and subject matter expertise supporting a number of the offices responsible for these programs in carrying out their mission-essential acquisition management tasks and objectives such as product support, information service, supply management, depot maintenance, science and technology, test and evaluation, information management, installations and support, and combat support.
      The services provided under this contract are subject to re-competition in 2005. It is anticipated that the competition will limit prime contract awards to small businesses. The company expects to participate in the competition through its wholly owned subsidiary, HJ Ford, as a sub-contractor to a small business, which has qualified for this competition under the Small Business Administration mentor-protégé joint venture program.
Air Force Electronic Systems Center
      The mission of the Air Force Electronic Systems Center (“ESC”), headquartered at Hanscom Air Force Base, Bedford, Massachusetts, is to serve as the Center of Excellence for command and control and information systems to support the Air Force war fighter in war and peace. ESC provides full spectrum architectures, weapon systems management and technical cognizance throughout the life cycle of communications, intelligence, surveillance, reconnaissance and information systems.
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
      The services provided under this contract are subject to re-competition in 2005. It is currently anticipated that the competition will limit prime contract awards to small businesses. DRC expects to participate in the competition as a sub-contractor to a qualified small business.
Air National Guard
      Through its work on the Guard Information Analysis Network (“GUARDIAN”), DRC is playing a key role in the transformation of the Air National Guard and its preparedness for homeland defense. Initially created by DRC as a web-enabled database, GUARDIAN is intended to fulfill a critical need for real-time information on aircraft readiness and performance information. In October 2004, DRC’s work on GUARDIAN was increased by more than $5 million a year in this third year of the company’s five-year, $36.6 million effort to support Air National Guard activities throughout the United States. DRC is now working to expand GUARDIAN’s functionality so it can be used to determine and forecast manpower resources and munitions readiness. The system is also being converted so it is compatible with the Global Combat Support System architecture for eventual migration to the Air Force Portal, which is intended to integrate more than 28,000 information systems into one point of easy access.

Office of the Undersecretary of Defense for Public Affairs
      DRC is subcontractor under a $37 million, five year contract, of which DRC’s contract value is equal to 93% of the total contract value. DRC provides systems engineering and IT support services to the Office of the Undersecretary of Defense for Public Affairs (“OASD(PA)”) Headquarters and its field activities, including the Defense Information School, the American Forces Information Service and the Defense Media Center. As part of this effort, DRC maintains the DefendAmerica web site, providing the public with timely, reliable news about the war on terrorism and daily updates on activities in Iraq.
Navy Trident Missile Program
      For more than forty years, the company has provided services to the United States Navy’s Strategic Systems Programs. DRC builds specialized equipment that tests and validates the accuracy and operability of gyroscopes and other guidance equipment for Trident II submarine-launched ballistics missiles. DRC develops and maintains performance, reliability and logistics databases and management systems for the inertial guidance instruments housed in the missile guidance systems. The company also provides independent analysis and reliability/availability monitoring of submarine-based inertial navigation instruments and systems, tactical software and electronic modules.
Air Force Depot Operations
      DRC performs logistics analyses and operations for the United States Air Force’s three domestic Air Logistics Centers at Tinker, Robins and Hill Air Force Bases in Midwest City, Oklahoma, Warner Robins, Georgia and Ogden, Utah, respectively. The company provides logistics support, information technology management and analysis, system engineering and technical services on programs such as the B-1B, the B-2, the B-52, the KC-135 and the E-3A aircraft repair, maintenance and upgrade programs. DRC has installed, integrated and is providing operational support for a customized suite of commercial software products to improve productivity at the United States Air Force’s landing gear maintenance, repair and overhaul operations at Hill Air Force Base. The company also provides support to Air Force reengineering and business process improvement initiatives at these Air Logistics Centers.
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
Army Training
      In 2003, DRC was selected, as part of the Boeing-SAIC Lead System Integrator (“LSI”) team, under a new seven-year blanket purchase order, to provide training software and documentation to support the U.S. Army’s Future Combat Systems (“FCS”) program. DRC is developing training support packages for this vital transformation program. Services to be provided include analysis of training requirements and design, media selection and production of training support products. The work is performed in Orlando, Florida, Leavenworth, Kansas and Andover, Massachusetts. The company believes that the award of this contract reflects recognition of DRC’s proven instructional system development and track record of developing training support packages.
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
Missile Defense Agency
      The Missile Defense Agency is chartered with developing the future space-based missile defense capabilities. DRC currently provides research on manufacturability and research services to this client, under multi-year contracts. In December 2004, DRC was awarded a cost plus fixed fee contract to engage a diverse set of Ballistic Missile Defense Systems (“BMDS”) customers to develop and utilize a unique transformation process to eliminate waste and facilitate enterprise-wide performance across the entities that make up the BMDS supply chain. The 42-month contract has a total ceiling amount of $25 million and is expected to be completed in January 2008.
Navy Central HIV Program
      DRC provides network and database administration, system security and other information technology services to support and maintain the Navy’s HIV Management System (“HMS”) under a $4.8 million contract. The HMS supports clinical and patient management at field, hospital and branch clinical locations worldwide and processes approximately 10,000 records each day.
Air Force Materiel Support Group
      The Weapon Systems Management Information System, a key decision-support tool for assessing the impacts of maintenance, parts and repair status on weapons systems availability, is the responsibility of the Materiel Support Group (“MSG”). DRC provides operations, maintenance and development support services to MSG for this system.
Naval Air Systems Command
      In 2000, DRC was awarded a five-year subcontract to provide engineering and information services to the United States Naval Air Systems Command, or NAVAIR. DRC is a primary subcontractor to Lockheed Martin Systems Integration-Owego in assisting NAVAIR in the modernization of naval aviation logistics information management systems.
      In 2003, DRC was one of three companies selected as a prime contractor to support NAVAIR located at Patuxent River, Maryland, on a new joint U.S. Navy-Air Force information technology program. This contract supports the NAVAIR Industrial Operations Competency, all Naval Aviation Depots, the Air Force Materiel Command Air Logistics Centers and the Joint DoD Manufacturing Resource Planning (“MRPII”) Program Office. DRC’s role includes the delivery of acquisition management, contract planning, program management, systems engineering and risk management services as well as the performance of advanced concepts and optimization studies. The company believes this opportunity positions DRC to significantly expand its business with the Naval Aviation Depots and Air Force’s Air Logistics Centers by providing a wide range of enterprise and business structure expertise critical to the implementation of Maintenance, Overhaul and Repair (“MRO”) solutions tailored to each of the service’s MRPII programs.
Other Business Intelligence Programs
      DRC applies its capabilities in the area of modeling and simulation on many engagements, including projects for the United States Joint Forces Command, the Defense Modeling and Simulation Office, the Naval Aviation Warfare Center and the Chief of Naval Education and Training.
      The United States Joint Forces Command Joint Warfighting Center orchestrates military training exercises in various world theaters. These war games entail major geographic and functional commands, and thousands of troops, as well as the supplies, vehicles and equipment to support them. Such exercises require top-level coordination to maximize effectiveness and avoid schedule and resource conflicts. DRC developed and is now enhancing the Joint Training Information Management System (“JTIMS”), a web-based application that lets authorized personnel collaboratively plan and execute war games. The system is designed to enable combatant commands, joint organizations and defense agencies to align training with assigned missions, and helps ensure missions are consistent with organizational priorities. In 2004, DRC was asked by the Department of Defense to continue to support JTIMS by providing joint training information across the entire DoD under contracts valued at $8.2 million in the aggregate.
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
Internal Revenue Service
      The Internal Revenue Service (“IRS”) is DRC’s largest customer in the federal civilian agency sector. In July 2000, DRC signed a five-year contract with the IRS to provide technical and management services in four task areas: telecommunications, information services, organizational management and operational support. Currently, DRC’s efforts focus on two major projects: the Compliance Research Information System (“CRIS”), a tool that helps IRS statisticians detect deviations that indicate potential tax fraud; and the Integrated Collection System (“ICS”), a tool for more timely, accurate and productive tax collection. DRC is helping convert CRIS to a web-based platform, giving hundreds of IRS statisticians access to the latest version regardless of location or computer configuration. DRC is also assisting with data warehousing, data mining and expanding the system for more users. On the ICS project, DRC is helping the IRS migrate from a legacy system to a Windows NT environment, which will allow agents responsible for apprehending tax evaders to access ICS, Microsoft Office and e-mail from laptops while they are out in the field. The services provided under this contract are subject to re-competition in 2005.
Federal Deposit Insurance Corporation
      DRC currently serves the Federal Deposit Insurance Corporation (“FDIC”) through three contracts; two as prime and one as a subcontractor. Under the Configuration and Quality Management Staff contract DRC delivers independent software testing, quality assurance analysis and configuration management expertise for comprehensive, complex systems in development, implementation, maintenance and platform migration. The contract, awarded in 2004, includes two base years with an additional three-year option worth up to $16.6 million. Under the Release Management contract, awarded in 2003, DRC supports the FDIC’s Release Management Team for all phases of software quality assurance and independent application compatibility testing before software is released into the FDIC’s production computing environment. This $8.3 million effort includes two base years and three one-year options. Under the FDIC Internet/ Intranet Support contract, DRC provides maintenance support of the FDIC Internet (www.fdic.gov), FDIC Intranet (FDICnet) and FDICconnect (formerly FDIC BankNet) sites with the company’s prime-teaming partner. On a weekly basis, the team handles over 50 routine site content update and move requests.
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
State and Local Government Sector
      DRC designs, develops, implements, maintains and supports automated case management systems, networks and systems for state health and human services agencies and local users of these statewide systems. As states began to experience economic improvement in 2004, DRC saw increased bidding opportunities related to its case management solutions as applied to child welfare services. Primarily as a result of a new contract with the State of Ohio, DRC’s revenue in this sector increased approximately $9 million in 2004 from the 2003 level. The company believes that additional opportunities related to DRC’s solutions in this area will bring growth to its business in this sector in 2005. A description of DRC’s major customer engagements in this sector follows.
State of Ohio
      In May 2004, DRC was awarded a $30 million contract by the State of Ohio to develop and implement a web-based statewide-automated child welfare information system. The contract has a three-and-a-half-year base period, plus a one-year option. The new statewide system will provide a centralized database for use by the state and county officials to track children in their care. With real time access to critical information, county children’s service agencies can make informed decisions that will help protect children and provide needed services to their families.
      The Ohio system will utilize a three-tier, web-based, model-driven architecture that uses the Java 2 Enterprise Editor architectural specification. This represents the state-of-the-art in case management solutions and can be easily extended to support a state’s juvenile justice system.
      DRC, with Compuware Corporation (“Compuware”) as a major subcontractor, will provide a wide array of services, including analysis, design, development and implementation support. Compuware will fulfill the software development and data conversion aspects of the program.
State of Colorado
      DRC has worked with and for the State of Colorado since 1997. DRC’s original Colorado effort was to develop an integrated statewide child welfare and youth corrections system, known as the Colorado Trails application. DRC continues to support this application with database and host server maintenance and support.
      DRC provides network management and support for the Colorado Department of Human Services network, which covers 6,300 state and county workers using various state applications and services. In 2003, DRC converted this network to a web portal design, now providing users with secure and customizable intranet and Internet browser-based access to state legacy, client server and web-based applications and services.
      DRC also is performing as a key subcontracting team member to Electronic Data Systems Corporation for the State of Colorado on the Colorado Benefits Management System project to deploy an integrated, statewide eligibility system that replaces six existing legacy systems.

DRC’s SOLUTIONS
Systems and Services
      DRC’s systems and services business provides solutions to its customers that include the design, development, operation and maintenance of business intelligence systems, business transformation services, defense program acquisition management services, training and performance support systems and services, automated case management systems and IT infrastructure services.
Business Intelligence
      DRC provides business intelligence systems and solutions that help end users make sense of the intelligence buried in their data systems, giving them the actionable information needed to make critical decisions and continuously improve organizational performance. The company’s Capability Maturity Model (“CMM”) Level 3 and Capability Maturity Model Integration (“CMMI”) Level 2 ratings reflect our dedication to continuous improvement. Developed by the Software Engineering Institute, CMM and CMMI are internationally recognized measures to determine the level of maturity of software development processes in an organization.
Business Transformation
      DRC provides its customers with a comprehensive set of services and tools to support rapidly transforming organizations and to significantly improve their organizational performance.
Acquisition Management
      DRC offers a complete set of business, financial, engineering and logistic services to support the acquisition and management of complex systems throughout their life cycle.
Training and Performance Support
      DRC works with its customers to develop flexible, interactive training and support products to enhance performance on mission-essential operations.
Automated Case Management
      DRC’s automated case management solutions combine technology, training and performance support and business transformation tools to increase organizational efficiency and provide better services to our customers and their clients.
IT Infrastructure Services
      DRC provides a full range of services to support the design, development, installation, operation and management of large complex networks and other critical IT infrastructures.
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
GOVERNMENT CONTRACTS
      The federal procurement process has changed significantly in recent years. The traditional method of federal government procurement had been to conduct a lengthy competitive bidding process for each award. Today, base purchase agreements, indefinite delivery, indefinite quantity contracts, the General Services Administration contract and other government-wide acquisition contract vehicles, referred to as GWACS, are the predominant forms of contracting for information technology and technical services. These vehicles have enabled contracting officers to accelerate the pace of awards.
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
      DRC’s contracts with the United States government and state customers generally are subject to termination at the convenience of the United States Government or the state. However, in the event that a United States Government or state contract is terminated by the respective government, the company would be reimbursed for its allowable costs up to the time of termination and would be paid a proportionate amount of the stipulated profit attributable to the work actually performed. Although United States Government or state contracts may extend for several years, they are generally funded on an annual basis and are subject to reduction or cancellation in the event of changes in United States government or state requirements, lack of appropriations or budgetary concerns. In addition, if the United States Government or state curtails expenditures for research, development and consulting activities, such curtailment could have a material adverse impact on the company’s revenue and earnings.
BACKLOG
      The company’s funded backlog was $165.0 million at December 31, 2004, $123.9 million at December 31, 2003 and $111.1 million at December 31, 2002. The company expects that substantially all of its backlog at December 31, 2004 will generate revenue during the year ending December 31, 2005. The funded backlog generally is subject to possible termination at the convenience of the contracting party. The company has a number of multi-year contracts with agencies of the United States and state governments for which actual funding generally occurs on an annual basis. A portion of its funded backlog is based on annual purchase contracts and subject to annual governmental approval or appropriations legislation, and the amount of funded backlog as of any date can be affected by the timing of order receipts and deliveries.
COMPETITION
      The company’s systems and services business competes with a large number of public and privately-held firms, which specialize in providing government information technology services.
      The company also competes with the government services divisions of large commercial information technology service firms and with government information technology service divisions of large defense weapons systems producers. The competition varies depending on the customer, geographic market and required capabilities. The United States Government’s in-house capabilities are also, in effect, competitors, because various agencies are able to perform services, which might otherwise be performed by the company. The principal competitive factors affecting the systems and services business are past performance, technical competence and price.
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
      The United States Government has the right to terminate contracts for convenience. If the government terminated contracts, the company would generally recover costs incurred up to termination, costs required to be incurred in connection with the termination and a portion of the fee earned commensurate with the work performed to termination. However, significant adverse effects on the company’s indirect cost pools may not be recoverable in connection with a termination for convenience. Contracts with state and other governmental entities are subject to the same or similar risks.
EMPLOYEES
      At December 31, 2004, the company had 1,960 employees. The company considers its relationship with its employees to be satisfactory.
PROPRIETARY INFORMATION
      Patents, trademarks and copyrights are not materially important to the company’s business. The United States Government has certain proprietary rights in processes and data developed by the company in its performance of government contracts.

Item 2.	PROPERTIES
      The company leases approximately 293,000 square feet of office and manufacturing space. This space is used for its federal and state government services and manufacturing operations as well as its marketing and engineering offices. The company has approximately 113,000 square feet of manufacturing and office space in three Wilmington, Massachusetts facilities. The company’s Metrigraphics segment utilizes a portion of this space for its activities. The Wilmington leases expire in 2005, with options to renew the leases to the year 2010. The remaining leased facilities consist of offices in 24 locations across the United States. The company owns a 135,000 square foot facility in Andover, Massachusetts, which serves as its corporate headquarters. The company has a mortgage, collateralized by this facility, with an outstanding balance of $7.8 million at December 31, 2004. The remaining facilities, as well as a portion of the corporate headquarters building, are used by the company’s Systems and Services segment. With the exception of approximately 50,000 square feet of leased manufacturing space previously occupied by the divested Encoder Division, the company’s leased space is fully utilized in all material respects. The company believes that its owned and leased properties are adequate for its present needs.

Item 3.	LEGAL PROCEEDINGS
      As a defense contractor, the company is subject to many levels of audit and review from various government agencies, including the Defense Contract Audit Agency, various inspectors general, the Defense Criminal Investigation Service, the General Accounting Office, the Department of Justice and other congressional committees. Both related to and unrelated to its defense industry involvement, the company is, from time to time, involved in audits, lawsuits, claims, administrative proceedings and investigations. The company accrues for liabilities associated with these activities when it becomes probable that future expenditures will be made and such expenditures can be reasonably estimated. The company’s evaluation of the likelihood of expenditures related to these matters is subject to change in future periods, depending on then current events and circumstances, which could have material adverse effects on the company’s business, financial position, results of operations and cash flows.
      On October 9, 2003, the United States Attorney filed a civil complaint against the company in the United States District Court for the District of Massachusetts based in substantial part upon the actions and omissions of two former employees which gave rise to criminal cases against them. The United States Attorney seeks to recover up to three times its actual damages and penalties under the False Claims Act and double damages and penalties under the Anti-Kickback Act and to recover costs and interest. The company disputes the claims, believes it has substantive defenses, and intends to vigorously defend itself. However, the outcome of such litigation, if unfavorable, could have a material adverse effect on the company’s business, financial position, results of operations and cash flows. The company and the United States Attorney have agreed to non-binding mediation of this matter.
      In 2002, a dispute arose between Genesis Tactical Group LLC (“Genesis”), Lockheed Martin Corporation (“Lockheed”) and DRC related to a contract for services to Lockheed which DRC sold to Genesis in 2001. In the first quarter of 2005, Genesis, Lockheed and the company settled the outstanding issues related to this dispute. The settlement did not have a material effect on the company’s business, financial position, results of operations or cash flows.
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
      During the quarter ended December 31, 2004, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.
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

Name and Position	Age

James P. Regan	64
Chairman and Chief Executive Officer
William C. Hoover	55
President and Chief Operating Officer
Richard A. Covel	58
Vice President, General Counsel and Secretary
David Keleher	55
Senior Vice President and Chief Financial Officer
Steven P. Wentzell	58
Senior Vice President and General Manager, Human Resources
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
      Mr. Wentzell joined the company as Senior Vice President and General Manager, Human Resources, in October 2004. Prior to joining DRC, Mr. Wentzell was Senior Vice President of Human Resources for Brooks Automation, Inc., from 2002 to 2004, following its acquisition of PRI Automation, Inc., where Mr. Wentzell served as Corporate Vice President for Human Resources from 1997 through the acquisition. Prior to that, Mr. Wentzell served as the Corporate Vice President of Human Resources for Dialogic Corporation from 1993 through 1997.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
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

	High	Low

Fiscal year ended December 31, 2004
First quarter	$18.44	$14.69
Second quarter	$18.90	$15.06
Third quarter	$17.97	$14.91
Fourth quarter	$18.00	$15.22

Fiscal year ended December 31, 2003
First quarter	$14.90	$9.70
Second quarter	$16.16	$9.33
Third quarter	$19.21	$15.20
Fourth quarter	$19.50	$15.22
Number of Holders
      As of January 7, 2005, there were 635 holders of record of the company’s common stock.
Dividend Policy
      In September 1984, the company’s Board of Directors voted not to declare cash dividends to preserve cash for the future growth and development of the company. The company did not declare any cash dividends between 1984 and 2004 and does not intend to in the near future. In addition, the company’s financing arrangements restrict the company’s ability to pay dividends, as described in Liquidity and Capital Resources in Part II, Item 7 of this Annual Report on Form 10-K and in Note 11, “Financing Arrangements”, of the company’s Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Item 6.	SELECTED FINANCIAL DATA
      The selected condensed consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included as Part II, Item 7 of this Annual Report on Form 10-K, and the consolidated financial statements and notes thereto of the company included in Part II Item 8 of this Annual Report on Form 10-K. The historical results provided below are not necessarily indicative of future results.

	Year ended December 31,

	2004(1)	2003	2002(2)(3)	2001(3)	2000(3)

(in thousands, except share and per share data)	(unaudited)
Revenue	$275,706	$244,808	$192,610	$190,264	$182,527
Operating income (loss)	$17,507	$15,389	$12,647	$13,010	$6,584
Income from continuing operations	$9,373	$8,655	$7,357	$7,102	$2,808
Income (loss) from discontinued operations	—	(1,635)	(1,124)	(619)	1,545
Gain (loss) on disposal of discontinued operations	—	(348)	—	62	206

Net income	$9,373	$6,672	$6,233	$6,545	$4,559

Earnings (loss) per share — basic
Income from continuing operations	$1.10	$1.05	$0.92	$0.92	$0.37
Income (loss) from discontinued operations	—	(0.20)	(0.14)	(0.08)	0.20
Gain (loss) on disposal of discontinued operations	—	(0.04)	—	0.01	0.03

Net earnings per share — basic	$1.10	$0.81	$0.78	$0.85	$0.60

Earnings (loss) per share — diluted
Income from continuing operations	$1.03	$0.98	$0.83	$0.88	$0.36
Income (loss) from discontinued operations	—	(0.18)	(0.13)	(0.08)	0.20
Gain (loss) on disposal of discontinued operations	—	(0.04)	—	0.01	0.03

Net earnings per share — diluted	$1.03	$0.76	$0.70	$0.81	$0.59

Net cash provided by operating activities — continuing operations	$3,997	$13,186	$9,915	$23,554	$3,765
Research and development expense	$—	$—	$175	$367	$—
Capital expenditures	$4,544	$8,163	$3,347	$3,595	$2,917
Depreciation	$3,624	$3,007	$3,192	$2,989	$3,155

	As of December 31,

	2004(1)	2003	2002(2)(3)	2001(3)	2000(3)

	(unaudited)				(unaudited)
Total assets	$205,134	$121,070	$111,676	$80,821	$78,175
Current portion of long-term debt, notes payable and revolving credit facilities	$18,357	$9,000	$15,144	$500	$6,284
Long-term debt (less current portion)	$51,485	$7,750	$8,250	$8,750	$9,250
Stockholders’ equity	$61,318	$48,651	$39,809	$37,138	$29,289
Return on invested capital	10.7%	14.0%	14.4%	17.7%	8.6%
Stockholders’ equity per share	$7.02	$5.76	$4.88	$4.68	$3.85
Return on stockholders’ equity	17.0%	20.3%	18.6%	23.5%	14.7%
Backlog (unaudited)	$165,017	$123,895	$111,070	$90,382	$88,000
Number of shares outstanding	8,737,562	8,443,082	8,164,180	7,940,610	7,601,519

(1)	Amounts include results of operations of Impact Innovations Group LLC (acquired September 1, 2004) for the period subsequent to its acquisition.

(2)	Amounts include results of operations of Andrulis Corporation (acquired December 20, 2002) and HJ Ford Associates, Inc. (acquired May 31, 2002) for the periods subsequent to their respective acquisitions.

(3)	Amounts were restated to report the results of the company’s Encoder Division as discontinued operations as a result of the decision to exit the business in 2002.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
OVERVIEW
      DRC, founded in 1955 and headquartered in Andover, Massachusetts, provides information technology (“IT”), engineering and other services focused on defense, public safety and citizen services for federal, state and local governments. The company’s core capabilities are focused on information technology, engineering and technical subject matter expertise that pertain to the knowledge domains of the company’s core customers.
      The company’s strategy is comprised of four key objectives: (a) to increase shareholder value; (b) to grow revenues in selected markets; (c) to achieve operational excellence; and (d) to be an employer of choice. Operating margin and cash generation improvement initiatives support the company’s shareholder value objective. DRC has a balanced growth strategy aimed at organic growth in its existing markets and penetrating new market segments through acquisition. The company has made three business acquisitions since 2002. The company’s initiatives related to its employer of choice objective include professional development programs, performance-based compensation programs and competitive benefit programs.
      The company has two reportable business segments: Systems and Services, and Metrigraphics. The Systems and Services segment provides technical and information technology solutions to government customers. These solutions include design, development, operation and maintenance of business intelligence systems, business transformation services, defense program acquisition management services, training and performance support systems and services, automated case management systems and IT infrastructure services. Revenues for this segment are reported in the caption “Contract revenue” in the company’s Consolidated Statements of Operations. The Metrigraphics segment develops and builds components for original equipment manufacturers (“OEM”) in the computer peripheral device, medical electronics, telecommunications and other industries, with the focus on the custom design and manufacture of miniature electronic parts that meet high precision requirements through the use of electroforming, thin film deposition and photolithography technologies. Revenues for this segment are reported in the caption “Product sales” in the company’s Consolidated Statements of Operations.
      The company’s business growth strategy is focused on three national priority markets: national defense, public safety and legislated citizen services. Within these markets there are six strategic business areas on which the company focuses its efforts: C4ISR (Command, control, communications, computing, intelligence, surveillance and reconnaissance), logistics, readiness, military space, public security and citizen services. Because these markets address the mission critical functions of government, the company expects that they will be funded regardless of economic cycle. The strategy leverages six solution sets where DRC has strong competencies and a record of meeting its customers’ most difficult challenges. These repeatable, proven, cost-effective solutions are acquisition management services, training and performance support, business transformation, business intelligence, IT infrastructure services and automated case management.
      On July 1, 2004, the company announced that it had sharpened its government focus by consolidating and realigning its operations to better facilitate the execution of its recently developed business growth strategy, better address the needs of its customers and further strengthen the delivery of its solutions-based services. Accordingly, effective July 1, 2004, the company consolidated its five Systems and Services segment operating groups into two organizations. The two new organizations encompass all of the capabilities of the five former groups. This realignment did not impact the company’s business segments, as the new groups both provide solutions-based services and are subject to similar regulations.
ACQUISITIONS
      The company has completed three business acquisitions since 2002: Impact Innovations LLC (“Impact Innovations”) on September 1, 2004, Andrulis Corporation (“ANDRULIS”) on December 20, 2002, and HJ Ford Associates, Inc. (“HJ

Ford”) on May 31, 2002. The results of these acquired entities are included in the company’s Consolidated Statements of Operations, Consolidated Statements of Changes in Stockholders Equity and Comprehensive Income (Loss) and Consolidated Statements of Cash Flows for the periods subsequent to their respective acquisitions.
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
CRITICAL ACCOUNTING POLICIES
      There are business risks specific to the industries in which the company operates. These risks include, but are not limited to: estimates of costs to complete contract obligations, changes in government policies and procedures, government contracting issues and risks associated with technological development. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates and assumptions also affect the amount of revenue and expenses during the reported period. Actual results could differ from those estimates.
      The company believes the following critical accounting policies affect the more significant judgments made and estimates used in the preparation of its consolidated financial statements.
Revenue Recognition
      The company’s systems and services business provides its services under time and materials, cost reimbursable and fixed-price contracts, including service-type contracts.
      For time and materials contracts, revenue reflects the number of direct labor hours expended in the performance of a contract multiplied by the contract billing rate, as well as reimbursement of other billable direct costs. The risk inherent in time and materials contracts is that actual costs may differ materially from negotiated billing rates in the contract, which directly affects operating income.
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
      Under fixed-price contracts, other than service-type contracts, revenue is recognized primarily under the percentage of completion method or, for certain short-term contracts, by the completed contract method, in accordance with American Institute of Certified Public Accountants Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”).
      Revenue from service-type fixed-price contracts is recognized ratably over the contract period or by other appropriate output methods to measure service provided, and contract costs are expensed as incurred. The risk to the company related to a fixed price contract is that if estimates to complete the contract change from one period to the next, profit levels will vary from period to period.
      For all types of contracts, the company recognizes anticipated contract losses as soon as they become known and estimable. Out-of-pocket expenses that are reimbursable by the customer are included in contract revenue and cost of contract revenue.
      Unbilled expenditures and fees on contracts in process are the amounts of recoverable contract revenue that have not been billed at the balance sheet date. Generally, the company’s unbilled expenditures and fees relate to revenue that is billed in the month after services are performed. In certain instances, billing is deferred in compliance with contract terms, such as milestone billing arrangements and withholdings, or delayed for other reasons. Costs related to United States Government contracts, including applicable indirect costs, are subject to audit by the government. Revenue from such contracts has been recorded at amounts the company expects to realize upon final settlement. Unbilled expenditures and fees also include subcontractor costs for which invoices have not been received and for which revenues have not been recognized.
Valuation Allowances
      The company provides for potential losses against accounts receivable and unbilled expenditures and fees on contracts in process based on the company’s expectation of a customer’s ability to pay. These reserves are based primarily upon specific identification of potential uncollectible accounts. In addition, payments to the company for performance on United States Government contracts are subject to audit by the Defense Contract Audit Agency. If necessary, the company provides an estimated reserve for adjustments resulting from rate negotiations and audit findings. The company routinely provides for these items when they are identified and can be reasonably estimated.
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
Business Combinations
      Since 2002, the company has completed three business acquisitions. The company determines and records the fair values of assets acquired and liabilities assumed as of the dates of acquisition. The company utilizes an independent valuation specialist to determine the fair values of identifiable intangible assets acquired in order to allocate a portion of the purchase price to these assets.
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

RESULTS OF OPERATIONS
      Operating results expressed as a percentage of total revenues for the years ended December 31, 2004, 2003 and 2002 are as follows:

	Year ended December 31,

	2004	2003	2002

Contract revenue	97.4%	97.2%	96.0%
Product sales	2.6%	2.8%	4.0%

Total revenue	100.0%	100.0%	100.0%

Gross margin on contract revenue(1)	15.3%	16.1%	15.4%
Gross margin on product sales(1)	26.3%	26.4%	31.2%
Total gross margin(1)	15.6%	16.4%	16.1%

Selling, general and administrative expenses	8.4%	9.4%	9.3%
Amortization of intangible assets	0.8%	0.7%	0.2%

Operating income	6.4%	6.3%	6.6%
Interest expense, net	(0.8)%	(0.3)%	(0.2)%
Other income (expense), net	0.1%	0.1%	—

Income from continuing operations before provision for income taxes	5.7%	6.1%	6.4%

(1)	These amounts represent a percentage of contract revenues, product sales and total revenues, respectively.
Revenue
      The company reported revenues of $275.7 million, $244.8 million and $192.6 million in 2004, 2003 and 2002, respectively. These revenues represent an increase from the respective prior year of 12.6% in 2004 and 27.1% in 2003.
Contract revenues
      Contract revenues in the company’s Systems and Services segment were $268.6 million in 2004, $237.9 million in 2003 and $185.0 million in 2002. The increase in the current year was attributable to organic growth of 6.2% and $16.1 million of revenues added through acquisition. In 2004, organic growth was reduced by the completion in 2003 of the company’s quality assurance work at the Homeland Security Bureau of Citizenship and Immigration Services, which had contributed $8.1 million to revenues during 2003. The increase in revenues in 2003 compared to 2002 was primarily attributable to the addition of approximately $54 million in revenues through acquisitions. In 2003, revenues grew on an organic basis by approximately 2.1%. Reductions in subcontractor pass-through revenue with the Air Force Electronic Systems Center and in Navy Strategic Systems guidance work reduced 2003 revenues in the aggregate by an estimated $9 million, or 3.8%.
      Revenues from defense and intelligence agencies in 2004, 2003 and 2002 were $215.4 million, $191.7 million and $154.2 million, respectively. The increase in 2004 from 2003 was primarily attributable to internally generated growth, primarily in the C4ISR (Command, control, communications, computing, intelligence, surveillance and reconnaissance), readiness and logistics markets. The increase in 2003 from 2002 was primarily attributable to the company’s acquisitions, coupled with organic growth of the company’s core business. The 2003 increase was net of the $9 million reduction in subcontractor pass-through revenues and Navy Strategic Systems guidance work discussed above.
      Revenues from federal civilian agencies were $31.3 million, $35.2 million and $17.8 million in 2004, 2003 and 2002, respectively. The decrease in 2004 compared to 2003 was primarily due to the completion late in 2003 of the company’s quality assurance work at the Homeland Security Bureau of Citizenship and Immigration Services, which accounted for $8.1 million of revenue in 2003, partially offset by $16.1 million of revenues added through acquisition. Revenues for this sector virtually doubled in 2003, compared to the prior year, primarily as a result of the acquisitions discussed above.

      Revenues from state and local government agencies were $20.3 million in 2004, $11.0 million in 2003 and $12.9 million in 2002. In May 2004, the company announced that it had signed a fixed price contract with the state of Ohio for $30 million to design, develop and install an automated child welfare case management system. Revenues for 2004 under this three and one-half year contract were approximately $8 million. This new contract, coupled with higher revenues in 2004 from training and network management services with health and human services customers, accounted for the increase in state and local government revenues in 2004. The reduction in state and local revenues in 2003 from the prior year was primarily the result of significant state spending cutbacks in response to state budget deficits during 2003.
      Revenues by contract type as a percentage of Systems and Services segment revenues, were as follows:

	Year ended December 31,

	2004	2003	2002

Time and materials	59%	64%	58%
Cost reimbursable	21%	23%	31%
Fixed price, including service-type contracts	20%	13%	11%

	100%	100%	100%

Prime contract	74%	69%	66%
Sub-contract	26%	31%	34%

	100%	100%	100%

      The company’s contracts with the Internal Revenue Service, the Air Force Electronic Systems Center and the Aeronautical Systems Center, which provided approximately $12 million, $31 million and $47 million, respectively, of revenues in 2004, are subject to re-competition in 2005. The company has submitted a proposal for a prime contract with the Internal Revenue Service. It is currently anticipated that the 2005 competitions with the Air Force Electronic Systems Center and the Aeronautical Systems Center will restrict prime contract awards to small businesses. DRC expects to participate in the competitions as a sub-contractor to qualified small businesses.
Product sales
      Product sales for the Metrigraphics segment were $7.1 million, $6.9 million and $7.6 million the years ended December 31, 2004, 2003 and 2002, respectively. The slight increase in 2004 from 2003, compared to the decrease in 2003 from 2002, is due in part to an overall improvement in order levels and a strengthening in the segment’s market in the recent periods.
Funded backlog
      The company’s funded backlog was $165.0 million at December 31, 2004, $123.9 million at December 31, 2003 and $111.1 million at December 31, 2002. Included in the company’s funded backlog at December 31, 2004, was $30.9 million of funded backlog attributable to Impact Innovations. The company expects that substantially all of its backlog at December 31, 2004, will generate revenue during the year ended December 31, 2005. In 2003, ANDRULIS and HJ Ford contributed significantly to the increase in backlog, coupled with organic growth of the company’s core business. The funded backlog generally is subject to possible termination at the convenience of the contracting counter party. A portion of the company’s backlog is based on annual purchase contracts and subject to annual governmental approvals or appropriations legislation. The amount of backlog as of any date may be affected by the timing of order receipts and associated deliveries.
Gross profit and margin
      Total gross margin was 15.6%, 16.4% and 16.1% for 2004, 2003 and 2002, respectively. Gross margin on contract revenues was 15.3%, 16.1% and 15.4% for 2003, 2003 and 2002, respectively. In 2004, the portion of the company’s revenues derived from prime contracts increased by five percentage points. Related to this shift, the portion of revenues generated through sub-contractors and other direct costs, which contribute lower margins than DRC’s labor-generated revenues, increased by two percentage points. Amortization and maintenance expense related to the implementation of the company’s new PeopleSoft-based enterprise business system, which was placed into service on January 1, 2004, was also a factor in this segment’s lower gross margin in 2004. These factors were partially offset by efficiencies realized from the integration of the company’s earlier acquisitions into the company’s operations, primarily through facility consolidation and lower overhead as a percentage of revenues.
      The improved performance in 2003 was attributable to efficiencies realized from the integration of the recent acquisitions into the company’s operations, contract mix and lower overhead costs as a percentage of revenues.
      The company’s product sales gross margin was virtually flat in 2004 compared to 2003, and is indicative of the improvement in the sector in which the company’s Metrigraphics segment operates, as also evidenced in the slight increase in product sales in 2004, discussed above and compared to 2003 decline from 2002. This decline was attributable to decreased product sales in 2003 compared to the prior year, a result of continued weak economic conditions and customer product life cycle shifts, partially offset by cost reductions.
Selling, general and administrative expenses
      Selling, general and administrative expenses were $23.2 million in 2004, $22.9 million in 2003 and $17.9 million in 2002. The increase in 2004 compared to 2003 was primarily attributable to higher personnel costs related to increased staffing levels. The overall increase in 2003 was in part attributable to the absorption of general and administrative expenses of the company’s acquisitions. Higher employee benefit costs also contributed to the increase in selling, general and administrative costs in 2003. Legal expenses related to the U.S. Attorney’s civil complaint and antitrust investigation totaled $0.8 million in 2004 and $0.7 million in both 2003 and 2002.
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
Amortization of intangible assets
      Amortization expense of $2.3 million, $1.7 million and $0.4 million in 2004, 2003 and 2002, respectively, reflects the amortization of identifiable intangible assets associated with the company’s business acquisitions. As a result of the acquisition of Impact Innovations on September 1, 2004, the company anticipates amortization expense for intangible assets will approximate $3 million in 2005.
Operating income
      Operating income for the Systems and Services segment was $17.4 million in 2004, compared to $14.8 million in 2003, and $11.5 million in 2002. Operating income for the Metrigraphics segment was $0.1 million in 2004, compared to $0.6 million in 2003, and $1.1 million in 2002. Segment operating income for each segment includes amortization of intangible assets and selling, engineering and administrative expenses directly attributable to the segment. All corporate operating expenses are allocated between the segments based on segment revenues, including depreciation.
      The company’s operating income was $17.5 million, $15.4 million, and $12.6 million in 2004, 2003 and 2002, respectively. The increase in operating margin in the current year, compared to 2003, is primarily attributable to higher gross profit resulting from the company’s higher revenue in 2004. These amounts were partially offset by increased amortization of the company’s acquired intangible assets. The decrease in operating margin in 2003, compared to 2002, is primarily attributable to higher selling, general and administrative expenses, coupled with amortization expense for the company’s acquired intangible assets.
Interest income and expense
      The company incurred interest expense totaling $2.3 million in 2004, $0.9 million in 2003 and $0.6 million in 2002. The increase in interest expense in 2004 is primarily attributable to the acquisition loan used to fund the September 1, 2004 acquisition of Impact Innovations, coupled with interest on the outstanding balance of the company’s revolving credit facility and mortgage on its Andover, Massachusetts corporate headquarters facility. Interest expense in 2003 and 2002 relates primarily to the outstanding balances on the company’s revolving credit facility and the mortgage on the corporate headquarters facility. The company recorded $60,000, $27,000 and $0.2 million of interest income in 2004, 2003 and 2002, respectively. The interest rates on the company’s current financing vehicles are variable. These vehicles are described in detail in the “Liquidity and Capital Resources” section below. The weighted average interest rates on the company’s outstanding borrowings were 5.36%, 3.16% and 3.96% at December 2004, 2003 and 2002, respectively. An increase of one percentage point in the company’s rates would result in approximately $0.7 million of additional interest expense on an annual basis.
Other income and expense
      The company reported $0.4 million and $0.5 million of net other income in 2004 and 2003, respectively, including $0.1 million and $0.2 million which is attributable to gains on the company’s deferred compensation plan investments. The company reported other income of $0.1 million in 2002.
Income taxes
      Income tax expense was recorded at rates of 40.1% in 2004, 42.3% in 2003, and 40.2% in 2002. The increase in 2003 was due to amortization of acquired intangible assets that is not deductible for income tax purposes. These rates reflect the statutory federal rate of 34%, combined with an average state income tax rate, net of federal income tax benefit.
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
Shares used in computing earnings (loss) per share
      Weighted average common shares outstanding and common equivalent shares totaled 9.1 million, 8.8 million and 8.9 million at December 31, 2004, 2003 and 2002, respectively. The increase in 2004 from 2003 is primarily attributable to 0.3 million additional shares issued and outstanding in 2004. The slight decrease in 2003 from 2002 is primarily attributable to a reduction in the number of employee stock options counted as outstanding common equivalent shares and included in the dilutive effect of options for the purpose of computing diluted earnings per share.
LIQUIDITY AND CAPITAL RESOURCES
      At December 31, 2004 and 2003, the company had cash and cash equivalents aggregating $0.9 million and $2.7 million, respectively. The decrease in cash and cash equivalents is primarily the result of $60.7 million of cash used in investing activities, including $54.0 million related to the acquisition of Impact Innovations. This amount was partially offset by $55.7 million of cash provided by financing activities, including $55.0 million of cash proceeds from borrowings used to fund the aforementioned acquisition of Impact Innovations, and $3.2 million of cash provided by operating activities, including $0.8 million used in discontinued operations.
Operating Activities
      Cash provided by operating activities was $3.2 million, and is primarily attributable to $9.4 million of income from continuing operations, depreciation and amortization expenses aggregating $5.9 million, and increases in accounts payable and deferred income taxes of $8.5 million and $7.7 million, respectively. These amounts were partially offset by increases of $7.6 million in accounts receivable, $17.1 million in unbilled expenditures and fees on contracts in process, and $3.3 million in prepaid expenses and other current assets. The company used $0.8 million of cash for discontinued operations, primarily for lease liabilities related to the divestiture of the Encoder business.
      Stock compensation expense increased to $0.5 million for 2004, from $0.2 million in 2003 and $0.1 million in 2002. The company has realigned its approach to equity compensation by increasing its use of restricted stock awards and reducing its use of stock option awards. As a result, higher non-cash expense was recorded in 2004 and will continue to be recorded in subsequent periods.
      Non-cash amortization expense of the company’s acquired intangible assets was $2.3 million in 2004, $1.7 million in 2003 and $0.4 million in 2002. As a result of the company’s recent business acquisition, the company anticipates non-cash expense for the amortization of intangible assets to increase to approximately $3 million in 2005.
      Increases in deferred income taxes were $7.7 million in 2004, $2.7 million in 2003 and $0.3 million in 2002. These increases relate primarily to higher unbilled receivables and the deferral of income taxes thereon. At the end of 2004, deferred taxes on unbilled receivables totaled $17.4 million. Concurrent with an ongoing audit of the company’s 2003 and 2002 federal income tax returns, the Internal Revenue Service (“IRS”) has challenged the deferral of income for tax purposes related to the company’s unbilled accounts receivable (which is reported under the caption “Unbilled expenditures and fees on contracts in process” in the company’s Consolidated Balance Sheets), including the applicability of a Letter Ruling issued by the IRS to the company in January 1976, which granted the company deferred tax treatment of its unbilled receivables. While the outcome of the audit is not known, it is possible that the company’s deferred tax liabilities would be reduced and income tax payments would be increased substantially in 2005 and beyond. The company anticipates that 2005 payments will be offset by $3.8 million of refundable income taxes which are included in Prepaid expenses and other current assets at December 31, 2004, and are the primary source of cash from prepaid expenses in 2004.
      Total accounts receivable, billed and unbilled, were $96.3 million and $62.5 million at December 31, 2004 and 2003, respectively. Receivables days sales outstanding, or DSO, was 111 at December 31, 2004, compared to 89 at December 31, 2003. These amounts include amounts reported under the captions “Accounts receivable, net of allowances” and “Unbilled expenditures and fees on contracts in process.”
      In the fourth quarter of 2004, the company encountered collection delays with U.S. Defense Finance and Accounting Services and the General Services Administration totaling approximately $7 million, or 8 days sales outstanding. The company previously submitted invoices to these agencies, but due to technical problems at the agencies, the agencies requested that the company resubmit the invoices. A portion of these outstanding amounts has been collected, and the company is diligently supporting the customers’ requirements to ensure payment on the balances. Upon collection of the remainder of these amounts, the company expects that its days sales outstanding on its billed accounts receivable will decrease to the company’s historical range of 40 to 45 days. The company has no indication of concerns of collectibility of these or any of its other outstanding invoices.
      The December 31, 2004 unbilled receivables balance includes $8.2 million related to the company’s contract with the State of Ohio. Under the current terms of the contract, invoicing does not begin until 2005 in accordance with anticipated completion of contract milestones. This amount represents approximately 10 days sales outstanding of the company’s 111 days at December 31, 2004.
      Accounts payable increased by $8.5 million in 2004. Approximately $4 million of this increase relates to subcontractor costs for the Ohio contract which will be paid when the company receives payment from the State of Ohio.

Investing Activities
      The company used $60.7 million of cash in investing activities, principally comprised of $54.0 million related to the acquisition of Impact Innovations and $4.5 million for capital expenditures. The company used the proceeds from its acquisition loan, described below, to pay the consideration for Impact Innovations. The company believes that selective acquisitions are an important component of its growth strategy. The company may acquire, from time to time, firms or properties that are aligned with the company’s core capabilities and which complement the company’s customer base. The company will continue to consider acquisition opportunities that align with its strategic objectives, along with the possibility of utilizing the credit facility as a source of financing.
      The company’s capital expenditures in 2004 were primarily comprised of $1.7 million related to the implementation of the company’s new PeopleSoft-based enterprise business system and $1.4 million for facility renovation costs for its corporate headquarters in Andover, Massachusetts. The company’s capital expenditures, excluding business acquisitions, are expected to approximate $5 to $6 million in 2005, primarily for facilities infrastructure consolidation and improvements.
Financing Activities
      Cash provided by financing activities was comprised of $55.0 million from the company’s new acquisition term loan, described below, $1.5 million of net borrowings under the company’s revolver and $2.6 million of cash proceeds from the exercise of stock options and issuance of shares under the employee stock purchase plan. As discussed above, the company entered into a new financing arrangement, of which $55.0 million was related to the acquisition of Impact Innovations. The company repaid $1.6 million of the principal borrowed immediately after the initial consideration paid for Impact Innovations was reduced to $53.4 million. The company’s proceeds from financing activities were partially offset by $2.9 million of acquisition term loan principal payments, including the $1.6 million of principal repaid immediately as discussed above and $0.5 million of principal payments under the company’s term loan.
      On September 1, 2004, the company entered into a new secured financing agreement (the “facility”) with a bank group to restructure and increase the company’s credit facilities to $100.0 million, including the current mortgage financing on the company’s Andover, Massachusetts corporate headquarters, which had a balance of $7.9 million at closing (the “term loan”). The facility provides for a $55.0 million, five-year term loan (the “acquisition term loan”) with a seven-year amortization schedule for the acquisition of Impact Innovations and a $37.0 million, five-year revolving credit agreement for working capital (the “revolver”). The bank group, led by Brown Brothers Harriman & Co. as a lender and as administrative agent (when acting such capacity, the “Administrative Agent”), also includes KeyBank National Association, Banknorth, NA and Fleet National Bank, a Bank of America company. The facility replaces the company’s previous $50.0 million revolving credit agreement, which was entered into on June 28, 2002.
      The company used $53.4 million of the $55.0 million of proceeds from the acquisition term loan to complete the acquisition of Impact Innovations. The company repaid $1.6 million of the $55.0 million financed on September 1, 2004. The facility requires quarterly principal payments of approximately $2 million on the acquisition term loan, with a final payment of approximately $16 million on September 1, 2009. At December 31, 2004, the outstanding principal balance on the acquisition term loan was $52.1 million.
      The company has a ten-year term loan as amended and restated on September 1, 2004, with an outstanding balance of $7.8 million, which is secured by a mortgage on the company’s headquarters in Andover, Massachusetts. The agreement requires quarterly principal payments of $125,000, with a final payment of $5.0 million due on May 1, 2010.
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
      In addition to the principal payments required on the acquisition term loan and the term loan, the company will also make annual payments by February 15 of each year, commending in 2006. The payment amount will be equal to 50.0% of the company’s excess cash flow, defined as EBITDA (earnings before interest, taxes, depreciation and amortization) plus net decreases in working capital or less net increases in working capital, minus interest expense and principal payments on the acquisition term loan and term loan, capital expenditures, and all cash taxes and cash dividends paid for the most recently completed fiscal year, commencing with the year ended December 31, 2005. Each payment will be applied: first, to the outstanding balance of the revolver, provided the outstanding balance on the last day of the fiscal year compared with the outstanding balance of the revolver on the last day of the previous fiscal year does not already reflect such a reduction; second, to the outstanding principal balance of the acquisition term loan; and lastly, to the outstanding principal balance of the term loan.
      The company’s results of operations, cash flows and financial condition are subject to certain trends, events and uncertainties, including demands for capital to support growth, economic conditions, government payment practices and contractual matters. The company’s need for, cost of and access to funds are dependent on future operating results, the company’s growth and acquisition activity, and conditions external to the company.
      Based upon its present business plan and operating performance, the company believes that cash provided by operating activities, combined with amounts available for borrowing under the revolver, will be adequate to fund the capital requirements of its existing operations during 2005 and for the foreseeable future. In the event that the company’s current capital resources are not sufficient to fund requirements, the company believes its access to additional capital resources would be sufficient to meet its needs. However, the development of adverse economic or business conditions could significantly affect the need for and availability of capital resources.
Commitments
      The company’s contractual obligations as of December 31, 2004 consist of the following (in thousands):

	Payments due by period

		Less than	Two to	Four to
	Total	one year	three years	five years	Thereafter

Revolver	$10,000	$10,000	$—	$—	$—
Long-term debt	59,842	8,357	16,714	29,521	5,250
Operating leases	14,515	4,370	5,223	3,021	1,901

Total contractual obligations	$84,357	$22,727	$21,937	$32,542	$7,151

      The amounts above related to the revolver and long-term debt do not include interest payments on any outstanding principal balance, because the interest rates on the company’s financing arrangements are not fixed. Additionally, the amounts above exclude the effect on the schedule of payments of the application of any annual February 15 payments, as described above, to the outstanding principal balances of either the acquisition term loan or the term loan (reported under the caption “Long-term debt” in the table above), as these amounts are not fixed.
      The amounts above related to operating leases include payments on facilities that the company either no longer occupies or is in the process of abandoning, for which the company is contractually obligated.
      The company currently expects to contribute $4.4 million in 2005 to fund its pension plan. This amount is not included in the table above.
Contingencies
      The company has change of control agreements with certain of its employees that provide them with benefits should their employment with the company be terminated other than for cause or their disability or death, or if they resign for good reason, as defined in these agreements, within a certain period of time from the date of any change of control of the company.
      As a defense contractor, the company is subject to many levels of audit and review from various government agencies, including the Defense Contract Audit Agency, various inspectors general, the Defense Criminal Investigation Service, the General Accounting Office, the Department of Justice and other congressional committees. Both related to and unrelated to its defense industry involvement, the company is, from time to time, involved in audits, lawsuits, claims, administrative proceedings and investigations. The company accrues for liabilities associated with these activities when it becomes probable that future expenditures will be made and such expenditures can be reasonably estimated. The company’s evaluation of the likelihood of expenditures related to these matters is subject to change in future periods, depending on then current events and circumstances, which could have material adverse effects on the company’s business, financial position, results of operations and cash flows.
      On October 9, 2003, the United States Attorney filed a civil complaint against the company in the United States District Court for the District of Massachusetts based in substantial part upon the actions and omissions of two former employees which gave rise to criminal cases against them. The United States Attorney seeks to recover up to three times its actual damages and penalties under the False Claims Act and double damages and penalties under the Anti-Kickback Act and to recover costs and interest. The company disputes the claims, believes it has substantive defenses, and intends to vigorously defend itself. However, the outcome of such litigation, if unfavorable, could have a material adverse effect on the company’s business, financial position, results of operations and cash flows. The company and the United States Attorney have agreed to non-binding mediation of this matter.
      In 2002, a dispute arose between Genesis Tactical Group LLC (“Genesis”), Lockheed Martin Corporation (“Lockheed”) and DRC related to a contract for services to Lockheed which DRC sold to Genesis in 2001. In the first quarter of 2005, Genesis, Lockheed and the company settled the outstanding issues related to this dispute. The settlement did not have a material effect on the company’s business, financial position, results of operations or cash flows.
      The company has provided documents in response to a previously disclosed grand jury subpoena issued on October 15, 2002 by the United States District Court for the District of Massachusetts, directing the company to produce specified documents dating back to 1996. The subpoena relates to an investigation, currently focused on the period from 1996 to 1999, by the Antitrust Division of the Department of Justice into the bidding and procurement activities involving the company and several other defense contractors who have received similar subpoenas and may also be subjects of the investigation. Although the company is cooperating in the investigation, it does not have a sufficient basis to predict the outcome of the investigation. Should the company be found to have violated the antitrust laws, the matter could have a material adverse effect on the company’s business, financial position, results of operations and cash flows.

NEW ACCOUNTING PRONOUNCEMENTS
      In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payments (“SFAS 123R”). SFAS 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under SFAS 123R, companies will be required to recognize compensation costs related to share-based payment transactions to employees in their financial statements. The amount of compensation cost will be measured using the grant-date fair value of the equity or liability instruments issued. Additionally, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. The company is required to adopt the new standard in its third quarter of 2005. The company historically has disclosed the pro forma effect of expensing its stock options as prescribed by SFAS 123. The company is evaluating the different alternatives available for applying the provisions of SFAS 123R and is currently assessing their effects on its financial position and results of operations.
      In December 2004, the FASB issued FASB Staff Position (“FSP”) SFAS No. 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“FSP SFAS 109-1”). FAS SFAS 109-1 provides guidance on the application of SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), to the provision within the American Jobs Creation Act of 2004 (the “Act”) that provides tax relief to U.S. domestic manufacturers. FSP SFAS 109-1 states that the manufacturer’s deduction provided for under the Act should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. A special deduction is accounted for by recording the benefit of the deduction in the year in which it can be taken in the company’s tax return, and by not adjusting deferred tax assets and liabilities in the period of the Act’s enactment. FSP SFAS 109-1 was effective upon issuance. The adoption of FSP SFAS 109-1 did not have a material effect on the company’s financial position and results of operations. Further, the company does not believe the adoption of FSP SFAS 109-1 will have a material effect on its federal income tax returns.
      In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material by requiring that these items be recognized as current period charges regardless of whether they meet the “so abnormal” criterion outlined in ARB 43. The company is required to adopt the new standard in its third quarter of 2005. The company is currently assessing the impact of this new standard on its financial position and results of operations; however, the company does not believe the adoption of SFAS 151 will have a material effect on its financial position, results of operations or cash flows.
IMPACT OF INFLATION AND CHANGING PRICES
      Overall, inflation has not had a material impact on the company’s operations. Additionally, the terms of Department of Defense contracts, which accounted for approximately 78% of revenue in 2004, are generally one year contracts and include salary increase factors for future years, thus reducing the potential impact of inflation on the company.
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
Our Revenue is Highly Concentrated on the Department of Defense and Other Federal Agencies, and A Significant Portion of Our Revenue is Derived From a Few Customers. Decreases in Their Budgets, Changes in Program Priorities or Military Base Closures Could Affect Our Results.
      In the years ended December 31, 2004 and 2003, approximately 89% and 93% of our revenue, respectively, was derived from United States government agencies. Within the Department of Defense, certain programs account for a significant portion of our United States Government business. Our revenue from contracts with the Department of Defense, either as a prime contractor or subcontractor, accounted for approximately 78% of our total revenue in both 2004 and 2003. We cannot provide any assurance that any of these programs will continue as such or will continue at current levels. Our revenue could be adversely affected by significant changes in defense spending during periods of declining United States defense budgets. Among the effects of this general decline has been increased competition within a consolidating defense industry.
      Under procedures established by the Base Reduction and Closure Act, the Department of Defense has announced its intention to select in 2005 certain military bases for closure. In 2003, the Department of Defense published an initial list of bases from which it is expected the final selections will be made. Hanscom Air Force Base and other installations at which the company does business were included on the initial list for consideration. Should a base be selected for closure at which the company has significant business, the company’s business, financial condition, results of operations and cash flows could be adversely affected.
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
      Recent federal regulations and renewed congressional interest in small business set aside contracts is likely to influence decisions pertaining to contracting methods for many of the company’s customers. These regulations require more frequent review and certification of small business contractor status, so as the ensure that companies competing for contracts intended for small business are qualified as such at the time of the competition. In the years ended December 31, 2004 and 2003, the company derived $43.6 million and $42.4 million, respectively, of revenue from a small business set aside contract held by its HJ Ford subsidiary and due for re-competition in 2005. The customer has currently indicated that the re-competition will continue to be set aside, or reserved, to include only prime contractors that qualify as small businesses under regulations established by the Small Business Administration. The company will strive to retain its current work by moving work to other contract vehicles to the extent possible and by partnering with firms that will qualify as small businesses. To the extent these efforts are not successful, the company’s business, financial condition, results of operations and cash flows could be adversely affected.
      The company’s contracts with the Internal Revenue Service, Air Force Electronic Systems Center and Aeronautical Systems Center are subject to re-competition in 2005.
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
      In March 2004, our management and Audit Committee were notified by our independent accountants, Grant Thornton LLP, of two significant deficiencies in our internal controls and procedures regarding, first, the accrual of subcontractor work performed and, second, our manually intensive financial reporting process. In 2003, our management and Audit Committee were notified by our then engaged independent accountants, KPMG LLP, of three significant deficiencies relating to contract initiation and set-up for certain fixed price contracts, inefficiencies in our quarterly and year-end closing procedures and consolidation and the level of SEC and generally accepted accounting principles, or GAAP, experience of our personnel responsible for accounting and financial reporting. Although we are committed to addressing these deficiencies, we cannot assure you that we will be able to successfully implement the revised controls and procedures or that our revised controls and procedures will be effective in remedying all of the identified significant deficiencies. Our inability to successfully eliminate these significant deficiencies could have a material adverse effect on our business, financial condition, results of operations and cash flows. Our auditors are completing their work relating to the preparation and delivery of their attestation report on our management’s assessment of our internal control over financial reporting. The outcome of that work could impact the matters reported in this Form 10-K and require amendment of this Form 10-K. Moreover, this Form 10-K is incomplete until the time the auditor reports and consents discussed on the cover page to this Form 10-K and amendments to Item 9A of Part II of this Form 10-K are included in an amendment filed on Form 10-K/ A. If this Annual Report on Form 10-K is not so amended or completed by March 31, 2005, we will not be current in our SEC filings.
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
Accounting System Upgrades and Conversions May Delay Billing and Collections of our Accounts Receivable.
      In 2004, we installed a new enterprise business system, and from time to time, we may be required to make changes to that system as we integrate businesses or upgrade to new technologies. Future accounting system conversions and upgrades could cause delays in billing and collection of accounts receivable under our contracts, which could adversely affect our business, financial condition, results of operations and cash flows.
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
We May Not Make or Complete Future Mergers, Acquisitions or Strategic Alliances or Investments.
      In 2004, we acquired Impact Innovations Group LLC, and in 2002, we acquired HJ Ford Associates, Inc. and Andrulis Corporation. We may seek to continue to expand our operations through mergers, acquisitions or strategic alliances with businesses that will complement our existing business. However, we may not be able to find attractive candidates, or enter into acquisitions on terms that are favorable to us, or successfully integrate the operations of companies that we acquire. In addition, we may compete with other companies for these acquisition candidates, which could make an acquisition more expensive for us. If we are able to successfully identify and complete an acquisition or similar transaction, it could involve a number of risks, including, among others:

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
      The company is subject to interest rate risk associated with our acquisition term loan, term loan and revolver, where interest payments are tied to either the LIBOR or prime rate. The interest rate on the acquisition term loan was 5.41% at December 31, 2004, under the 90 day LIBOR Rate option elected on November 1, 2004. The interest rate on the term loan was 5.16% at December 31, 2004, under the 90 day LIBOR Rate option elected on November 1, 2004. The interest rate on the revolver was 5.28% at December 31, 2004, under the 30 day LIBOR Rate option elected on December 1, 2004. At any time, a sharp rise in interest rates could have an adverse effect on net interest expense as reported in the company’s Consolidated Statements of Operations. An increase of one full percentage point in the interest rate on the company’s acquisition term loan, term loan and revolver would result in increases in annual interest expense aggregating $0.7 million.
      The company presently has no investments, and, accordingly, no exposure to market interest rates on investments.
      The company has no significant exposure to foreign currency fluctuations. Foreign sales, which are nominal, are primarily denominated in United States dollars.

PART II

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DYNAMICS RESEARCH CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,

	2004	2003

	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$925	$2,724
Accounts receivable, net of allowances of $396 and $321 at December 31, 2004 and 2003, respectively	45,978	28,251
Unbilled expenditures and fees on contracts in process	50,322	34,257
Prepaid expenses and other current assets	5,668	2,145

Total current assets	102,893	67,377

Noncurrent assets
Property, plant and equipment, net	22,139	20,672
Deferred income taxes	—	2,337
Goodwill	63,055	26,711
Intangible assets, net	11,519	2,343
Other noncurrent assets	5,528	1,630

Total noncurrent assets	102,241	53,693

Total assets	$205,134	$121,070

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current portion of long-term debt	$8,357	$500
Notes payable and revolver	10,000	8,500
Accounts payable	21,778	13,351
Accrued payroll and employee benefits	17,914	15,657
Deferred income taxes	15,418	9,698
Other accrued expenses	4,447	2,371
Discontinued operations	422	778

Total current liabilities	78,336	50,855

Long-term liabilities
Long-term debt, less current portion	51,485	7,750
Deferred income taxes	591	—
Accrued pension liability	11,336	12,030
Other long-term liabilities	2,068	1,386
Discontinued operations	—	398

Total long-term liabilities	65,480	21,564

Total liabilities	143,816	72,419

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.10 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.10 par value, 30,000,000 shares authorized:
Issued — 8,737,562 and 9,822,508 shares at December 31, 2004 and 2003, respectively	874	982
Treasury stock — 1,379,426 shares at December 31, 2003	—	(138)
Capital in excess of par value	40,849	36,642
Unearned compensation	(1,572)	(797)
Accumulated other comprehensive loss	(7,724)	(7,556)
Retained earnings	28,891	19,518

Total stockholders’ equity	61,318	48,651

Total liabilities and stockholders’ equity	$205,134	$121,070

The accompanying notes are an integral part of these consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Year Ended December 31,

	2004	2003	2002

	(unaudited)
Contract revenue	$268,634	$237,876	$184,994
Product sales	7,072	6,932	7,616

Total revenue	275,706	244,808	192,610

Cost of contract revenue	227,509	199,647	156,441
Cost of product sales	5,214	5,100	5,238
Selling, general and administrative expenses	23,152	22,948	17,910
Amortization of intangible assets	2,324	1,724	374

Total operating costs and expenses	258,199	229,419	179,963

Operating income	17,507	15,389	12,647
Interest expense, net	(2,225)	(854)	(421)
Other income, net	360	454	67

Income from continuing operations before provision for income taxes	15,642	14,989	12,293
Provision for income taxes	6,269	6,334	4,936

Income from continuing operations	9,373	8,655	7,357
Loss from discontinued operations, net of tax benefit of $1,058 and $741 in the years ended December 31, 2003 and 2002, respectively	—	(1,635)	(1,124)
Loss on disposal of discontinued operations, net of tax benefit of $226 in the year ended December 31, 2003	—	(348)	—

Net income	$9,373	$6,672	$6,233

Earnings (loss) per common share
Basic
Income from continuing operations	$1.10	$1.05	$0.92
Loss from discontinued operations	—	(0.20)	(0.14)
Loss on disposal of discontinued operations	—	(0.04)	—

Net earnings per common share	$1.10	$0.81	$0.78

Diluted
Income from continuing operations	$1.03	$0.98	$0.83
Loss from discontinued operations	—	(0.18)	(0.13)
Loss on disposal of discontinued operations	—	(0.04)	—

Net earnings per common share	$1.03	$0.76	$0.70

Weighted average shares outstanding
Weighted average shares outstanding — basic	8,499,013	8,226,225	7,989,793
Dilutive effect of options	574,035	615,818	887,376

Weighted average shares outstanding — diluted	9,073,048	8,842,043	8,877,169

The accompanying notes are an integral part of these consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

			Common Stock

							Capital		Accumulated
	Preferred Stock		Issued		Treasury Stock		in Excess		Other
							of Par	Unearned	Comprehensive	Retained
	Shares	Par value	Shares	Par value	Shares	Par value	Value	Compensation	Loss	Earnings	Total

Balance at December 31, 2001	—	$—	9,320	$932	(1,379)	$(138)	$31,331	$(992)	$(608)	$6,613	$37,138
Issuance of common stock	—	—	227	22	—	—	2,346	—	—	—	2,368
Forfeiture of restricted stock	—	—	(3)	—	—	—	(27)	27	—	—	—
Amortization of unearned compensation	—	—	—	—	—	—	—	149	—	—	149
Accumulated other comprehensive loss(1)	—	—	—	—	—	—	—	—	(6,273)	—	(6,273)
Tax benefit from stock options exercised	—	—	—	—	—	—	194	—	—	—	194
Net income	—	—	—	—	—	—	—	—	—	6,233	6,233

Balance at December 31, 2002	—	—	9,544	954	(1,379)	(138)	33,844	(816)	(6,881)	12,846	39,809
Issuance of common stock	—	—	255	26	—	—	2,373	—	—	—	2,399
Forfeiture of restricted stock	—	—	23	2	—	—	228	(230)	—	—	—
Amortization of unearned compensation	—	—	—	—	—	—	—	249	—	—	249
Accumulated other comprehensive loss(1)	—	—	—	—	—	—	—	—	(675)	—	(675)
Tax benefit from stock options exercised	—	—	—	—	—	—	197	—	—	—	197
Net income	—	—	—	—	—	—	—	—	—	6,672	6,672

Balance at December 31, 2003	—	—	9,822	982	(1,379)	(138)	36,642	(797)	(7,556)	19,518	48,651
Unaudited:
Issuance of common stock	—	—	235	23	—	—	2,584	—	—	—	2,607
Issuance of restricted stock	—	—	94	10	—	—	1,680	(1,690)	—	—	—
Forfeiture of restricted stock	—	—	(32)	(3)	—	—	(374)	377	—	—	—
Repurchase and retirement of restricted stock	—	—	(3)	—	—	—	(36)	—	—	—	(36)
Amortization of unearned compensation	—	—	—	—	—	—	—	538	—	—	538
Accumulated other comprehensive loss(1)	—	—	—	—	—	—	—	—	(168)	—	(168)
Tax benefit from stock options exercised and employee stock purchase plan	—	—	—	—	—	—	353	—	—	—	353
Redesignation of treasury stock to common stock in accordance with Massachusetts Business Corporation Act, Chapter 156D	—	—	(1,379)	(138)	1,379	138	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	9,373	9,373

Balance at December 31, 2004 (unaudited)	—	$—	8,737	$874	—	$—	$40,849	$(1,572)	$(7,724)	$28,891	$61,318

(1)	Comprehensive income (loss) is calculated as follows:

	Year Ended December 31,

	2004	2003	2002

	(unaudited)
Net income	$9,373	$6,672	$6,233
Adjustments to accumulated comprehensive income (loss):
Minimum pension liability adjustment, net of tax effect and adjustments aggregating $193 in the year ended December 31, 2004, and net tax benefits of $1,732 and $4,059 in the years ended December 31, 2003 and 2002, respectively	(1,703)	(675)	(6,273)
Unrealized gain on investment in Lucent Technologies, net of tax effect of $993 in 2004	1,535	—	—

Comprehensive income (loss)	$9,205	$5,997	$(40)

The accompanying notes are an integral part of these consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,

	2004	2003	2002

	(unaudited)
Operating activities
Net income	$9,373	$6,672	$6,233
Loss from discontinued operations	—	(1,635)	(1,124)
Loss on disposal of discontinued operations	—	(348)	—

Income from continuing operations	9,373	8,655	7,357
Adjustments to reconcile net cash provided by operating activities
Depreciation	3,624	3,007	3,192
(Gain) loss on disposal of assets	(2)	2	—
Non-cash interest expense	154	137	92
Investment income from equity interest	(249)	(198)	(46)
Stock compensation expense	538	249	149
Tax benefit from stock options exercised	353	197	194
Amortization of intangible assets	2,324	1,724	374
Deferred income taxes provision	7,697	2,733	343
Change in operating assets and liabilities, net of effect of acquisitions
Accounts receivable, net	(7,612)	1,568	3,422
Unbilled expenditures and fees on contracts in process	(17,078)	(7,643)	3,961
Prepaid expenses and other current assets	(3,336)	(729)	(205)
Accounts payable	8,486	1,017	(8,734)
Accrued payroll and employee benefits	850	3,759	(1,695)
Other accrued expenses	(1,125)	(1,292)	1,511

Net cash provided by continuing operations	3,997	13,186	9,915
Net cash provided by (used in) discontinued operations	(754)	(1,425)	379

Net cash provided by operating activities	3,243	11,761	10,294

Investing activities
Purchase of property, plant and equipment	(4,544)	(8,163)	(3,347)
Proceeds from the sale of assets	17	—	—
Purchase of businesses, net of cash acquired	(53,967)	(376)	(24,321)
Dividends from equity investment	60	—	—
Increase in other assets	(2,271)	(279)	(434)

Net cash used in continuing operations	(60,705)	(8,818)	(28,102)
Net cash provided by (used in) discontinued operations	—	2,950	(177)

Net cash used in investing activities	(60,705)	(5,868)	(28,279)

Financing activities
Net borrowings (repayments) under revolving credit agreement and notes payable	1,500	(6,144)	2,240
Issuance of long-term debt	55,000	—	—
Repayments under loan agreement	(2,908)	—	(700)
Principal payments under mortgage agreement	(500)	(500)	(500)
Proceeds from the issuance of common stock	2,571	2,399	2,368

Net cash provided by (used in) financing activities	55,663	(4,245)	3,408

Net increase (decrease) in cash and cash equivalents	(1,799)	1,648	(14,577)
Cash and cash equivalents, beginning of period	2,724	1,076	15,653

Cash and cash equivalents, end of period	$925	$2,724	$1,076

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$1,488	$711	$440
Cash paid during the year for income taxes, net of refunds	$124	$2,403	$4,001
Supplemental disclosure of noncash financing and investing activities
Restricted stock issued	$1,680	$230	$—
Supplemental disclosure — acquisitions
Assets acquired	$59,267	$—	$21,498
Cash payments, net of cash acquired	(53,967)	(376)	(24,321)
Issuance of notes payable to sellers	—	—	(12,404)

Liabilities assumed	$5,300	$(376)	$(15,227)

The accompanying notes are an integral part of these consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(INFORMATION SUBSEQUENT TO DECEMBER 31, 2003 IS UNAUDITED)

NOTE 1.	NATURE OF THE BUSINESS
      Dynamics Research Corporation (“DRC” or the “company”), headquartered in Andover, Massachusetts, provides information technology, engineering, logistics and other consulting services to federal defense, civil and state agency customers. Founded in 1955 and headquartered in Andover, Massachusetts, DRC has approximately 1,960 employees located throughout the United States. The company operated through the parent corporation and its wholly owned subsidiaries, HJ Ford Associates, Inc. (“HJ Ford”), Andrulis Corporation (“ANDRULIS”) and Impact Innovations Group LLC (“Impact Innovations”) through December 31, 2004, at which time ANDRULIS and Impact Innovations merged with and into the company. Effective January 1, 2005, the company operates through the parent corporation and its wholly owned subsidiary, HJ Ford.
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

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
      The consolidated financial statements include the accounts of the company and all wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated.
      On September 1, 2004, the company completed the acquisition of Impact Innovations from J3 Technology Services Corp. (“J3 Technology”), a Georgia corporation. Impact Innovations, based in the Washington, D.C. area, offers solutions in business intelligence, enterprise software, application development, information technology service management and other related areas. This transaction was recorded using the purchase method of accounting in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”). Accordingly, the results of this acquired entity are included in the company’s Consolidated Statements of Operations and of Cash Flows for the period subsequent to its acquisition.
      On December 20, 2002, the company completed the acquisition of all of the outstanding shares of capital stock of ANDRULIS, and on May 31, 2002, the company completed the acquisition of all of the outstanding voting common stock of HJ Ford. These transactions were recorded in accordance with SFAS 141. Accordingly, the results of these acquired entities are included in the company’s Consolidated Statements of Operations and of Cash Flows for the periods subsequent to their respective acquisitions.
      As part of the HJ Ford purchase, the company acquired a 40% ownership interest in HMR Tech, a small disadvantaged business, as defined by the United States Government. This business is accounted for using the equity method. This ownership interest is reported as a component of “Other noncurrent assets” in the company’s Consolidated Balance Sheets.
      On October 18, 2002, the company announced that it was actively pursuing the divestiture of the Encoder Division, a manufactured products business previously reported as a business segment, due to continued weakness in the manufacturing sector. In accordance with FASB SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), effective in the fourth quarter of fiscal 2002, the company’s consolidated financial statements and notes thereto were restated to reflect the discontinuation of the Encoder Division for all periods presented. On May 2, 2003, the company completed the sale of its Encoder Division assets and certain liabilities to GSI Lumonics Inc. (“GSI”) in Billerica, Massachusetts.
      Unless otherwise indicated, all financial information presented herein refers to continuing operations.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(INFORMATION SUBSEQUENT TO DECEMBER 31, 2003 IS UNAUDITED)
Risks, Uncertainties and Use of Estimates
      There are business risks specific to the industries in which the company operates. These risks include, but are not limited to, estimates of costs to complete contract obligations, changes in government policies and procedures, government contracting issues and risks associated with technological development. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates and assumptions also affect the amount of revenue and expenses during the reported period. Management believes the most sensitive estimates include the allowance for uncollectible accounts receivable, recoverability of unbilled expenditures and fees on contracts in process, valuation allowance of deferred tax assets, assumptions made in business combinations and in the impairment analysis of goodwill and intangible assets, assumptions to estimate pension obligations and cost, estimates to complete on percentage-of-completion revenue recognition, costs billed to the government subject to audit and adjustments, provision for contract losses, and amounts and disclosures of contingent liabilities. Actual results could differ from those estimates.
Revenue Recognition
      The company’s systems and services business segment provides its services under time and materials, cost reimbursable and fixed-price contracts including service-type contracts.
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
      The company’s Metrigraphics business segment generally recognizes revenue from product sales, less estimated returns, upon transfer of title and risk of loss to the customer, generally the time of shipment, provided there is evidence of an arrangement, fees are fixed or determinable, no significant obligations remain, collection of the related receivable is reasonably assured and customer acceptance criteria have been successfully demonstrated.
Income Taxes
      The company accounts for income taxes using the asset and liability method in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), pursuant to which deferred income taxes are recognized based on temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(INFORMATION SUBSEQUENT TO DECEMBER 31, 2003 IS UNAUDITED)
current year. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
Cash and Cash Equivalents
      All cash investments, which consist primarily of money market accounts, have original maturities of three months or less and are classified as cash equivalents.
Unbilled Expenditures and Fees on Contracts in Process
      Unbilled expenditures and fees on contracts in process include work in process which will be billed in accordance with contract terms and delivery schedules, as well as amounts billable upon final execution of contracts, contract completion, milestones or completion of rate negotiations. Generally, unbilled expenditures and fees on contracts in process are expected to be collected within one year. At December 31, 2004, the company was carrying approximately $4 million of working capital related to its child welfare systems contract with the State of Ohio. Under the current contract, approximately $1 million of the working capital would not be realized in 2005. The State of Ohio and the company have agreed to renegotiate to accelerate the payment terms of the contract. As a result, the company anticipates it will receive these amounts in 2005. Payments to the company for performance on certain United States Government contracts are subject to audit by the Defense Contract Audit Agency. Revenue has been recorded at amounts the company expects to realize upon final settlement.
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
Inventories
      Inventories are stated at the lower of cost (first-in, first-out) or market, and consist of materials, labor and overhead. There are no amounts in inventories relating to contracts having production cycles longer than one year. Work-in-process, raw materials and subassemblies aggregated approximately $64,000 and $40,000 at December 31, 2004 and 2003, respectively.
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

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(INFORMATION SUBSEQUENT TO DECEMBER 31, 2003 IS UNAUDITED)
the life of the related asset. The components of Property, plant and equipment, net, in the Consolidated Balance Sheets are as follows (in thousands):

	December 31,

	2004	2003

	(unaudited)
Land	$1,126	$1,126
Building	11,525	10,535
Machinery and equipment	42,985	39,182
Leasehold improvements	2,520	2,363

Total property, plant and equipment, at cost	58,156	53,206
Less accumulated depreciation and amortization	36,017	32,534

Net property, plant and equipment	$22,139	$20,672

      At December 31 2003, the company had construction in progress (“CIP”) of $6.7 million, which has been reclassified to the applicable property, plant and equipment captions for presentation purposes. This amount included $6.1 million reported under the caption “Machinery and equipment”, which represents capitalized costs related to the company’s new PeopleSoft-based enterprise business system, which was placed into service effective January 1, 2004. During 2004, the company incurred approximately $1.7 million related to additional enhancements of its new PeopleSoft-based enterprise business system. The remainder of the December 31, 2003 CIP balance was principally comprised of costs related to renovations to the company’s corporate headquarters facility in Andover, Massachusetts. The company does not depreciate CIP until it is placed into service.
      During 2004 and 2003, the company recorded disposals of $0.1 million and $0.5 million, respectively, of fully depreciated machinery, equipment and leasehold improvements.
Goodwill and Intangible Assets
      Goodwill is recorded when the consideration paid for acquisitions exceeds the fair value of net tangible and identifiable intangible assets acquired. In June 2001, the FASB issued SFAS 141 and SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but rather, be tested annually for impairment. In accordance with SFAS 141, goodwill recorded in conjunction with the company’s acquisitions of Impact Innovations, HJ Ford and ANDRULIS was not amortized.
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

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(INFORMATION SUBSEQUENT TO DECEMBER 31, 2003 IS UNAUDITED)
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
Business Combinations
      Since 2002, the company has completed three business acquisitions. The company determines and records the fair values of assets acquired and liabilities assumed as of the dates of acquisition. The company utilizes an independent valuation specialist to determine the fair values of identifiable intangible assets acquired in order to determine the portion of the purchase price allocable to these assets.
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

	Year ended December 31,

	2004	2003	2002

	(unaudited)
Net income as reported	$9,373	$6,672	$6,233
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(654)	(2,092)	(3,895)

Pro forma net income	$8,719	$4,580	$2,338

Net earnings per share:
Basic, as reported	$1.10	$0.81	$0.78
Basic, pro forma	$1.03	$0.56	$0.29
Diluted, as reported	$1.03	$0.76	$0.70
Diluted, pro forma	$0.96	$0.52	$0.28

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(INFORMATION SUBSEQUENT TO DECEMBER 31, 2003 IS UNAUDITED)
      The weighted average fair values of options granted were $10.62 in 2004, $8.49 in 2003 and $13.69 in 2002. The fair value of each option for the company’s plans is estimated on the date of the grant using the Black-Scholes option pricing model, with the following weighted average assumptions:

	Year ended December 31,

	2004	2003	2002

	(unaudited)
Expected volatility	66.88%	64.43%	63.68%
Dividend yield	—	—	—
Risk-free interest rate	3.81%	3.9%	5.0%
Expected life in years	7.0	8.0	8.3
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
      Due to their antidilutive effect, approximately 64,900, 72,100 and 75,600 options to purchase common stock were excluded from the calculation of diluted earnings per share for the years ended December 31, 2004, 2003 and 2002, respectively. However, these options could become dilutive in future periods.
Investment Held for Sale
      In 1998, the company obtained an ownership interest in Telica, a privately-held start-up company, in exchange for technology developed by DRC. On September 20, 2004, as a result of the acquisition of Telica by Lucent Technologies (“Lucent”), the company received 672,518 shares of common stock in Lucent (the “Lucent shares”) in exchange for the 1,627,941 shares of Telica common stock (the “Telica shares”) it owned. The company has classified the Lucent shares as available-for-sale securities, and is accounting for them in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). Prior to the acquisition of Telica by Lucent, the company carried the Telica shares at $0, as there was no readily determinable market value for Telica, which reflected the company’s cost basis in the Telica shares. The company has recorded the Lucent shares at a fair value of $2.5 million at December 31, 2004. This amount is reported in Other assets in the company’s Consolidated Balance Sheet at December 31, 2004. The unrealized gain of $2.5 million, net of $1.0 million of tax effect, is reported as a component of Accumulated other comprehensive loss in the company’s Consolidated Balance Sheet at December 31, 2004. An additional 74,274 Lucent shares are currently held in escrow for indemnification related to Lucent’s acquisition of Telica. The company will record the fair value of the shares held in escrow at the time that these shares, or any portion thereof, are issued.
Recent Accounting Pronouncements
      In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payments (“SFAS 123R”). SFAS 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under SFAS 123R, companies will be required to recognize compensation costs related to share-based payment transactions to employees in their financial statements. The amount of compensation cost will be measured using the grant-date fair value of the equity or liability instruments issued. Additionally, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. The company is required to adopt the new standard in its third quarter of 2005. The company historically has disclosed the pro forma effect of expensing its

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(INFORMATION SUBSEQUENT TO DECEMBER 31, 2003 IS UNAUDITED)
stock options as prescribed by SFAS 123. The company is evaluating the different alternatives available for applying the provisions of SFAS 123R and is currently assessing their effects on its financial position and results of operations.
      In December 2004, the FASB issued FASB Staff Position (“FSP”) SFAS No. 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“FSP SFAS 109-1”). FAS SFAS 109-1 provides guidance on the application of SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), to the provision within the American Jobs Creation Act of 2004 (the “Act”) that provides tax relief to U.S. domestic manufacturers. FSP SFAS 109-1 states that the manufacturer’s deduction provided for under the Act should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. A special deduction is accounted for by recording the benefit of the deduction in the year in which it can be taken in the company’s tax return, and by not adjusting deferred tax assets and liabilities in the period of the Act’s enactment. FSP SFAS 109-1 was effective upon issuance. The adoption of FSP SFAS 109-1 did not have a material effect on the company’s financial position and results of operations. Further, the company does not believe the adoption of FSP SFAS 109-1 will have a material effect on its federal income tax returns.
      In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material by requiring that these items be recognized as current period charges regardless of whether they meet the “so abnormal” criterion outlined in ARB 43. The company is required to adopt the new standard in its third quarter of 2005. The company is currently assessing the impact of this new standard on its financial position and results of operations; however, the company does not believe the adoption of SFAS 151 will have a material effect on its financial position, results of operations or cash flows.

NOTE 3.	BUSINESS ACQUISITIONS
Impact Innovations Group LLC
      On September 1, 2004, the company completed the acquisition of Impact Innovations from J3 Technology, a Georgia corporation, for $53.4 million in cash, subject to adjustment based upon the value of tangible net assets acquired in accordance with the provisions of the Equity Purchase Agreement among the company, Impact Innovations and J3 Technology. The company used the proceeds from the acquisition term loan portion of its new financing facility, entered into on September 1, 2004, to finance the transaction. The company acquired all of the outstanding membership interests of Impact Innovations, which constituted the government contracts business of J3 Technology. Impact Innovations, based in the Washington, D.C. area, offered solutions in business intelligence, enterprise software, application development, information technology service management and other related areas. Its customers include United States government intelligence agencies and various Department of Defense agencies, as well as federal civilian agencies. The company believes that the acquisition of Impact Innovations enhances its Capability Maturity Model (“CMM”) Level 3 rating for software engineering core competency and enriches DRC’s business intelligence, business transformation and network engineering and operations solution sets, while adding a number of key government defense and civilian customers to the company’s portfolio, including a new customer base in the intelligence community. As part of this transaction, the company has paid $0.6 million and accrued an additional $0.1 million for legal, audit and other transaction costs related to the acquisition. The company also accrued $0.5 million for exit costs, primarily related to the consolidation of one of the Impact Innovations facilities into a DRC facility, including lease costs for the abandoned acquired facility. As of December 31, 2004, $0.1 million of expenditures had been charged against this accrual.
      The purchase price was determined through negotiations with J3 Technology based upon the company’s access to new customers, customer relationships and cash flows. A portion of the excess of purchase price over fair value of net assets acquired was allocated on a preliminary basis to customer relationships, which the company estimates to have a useful life of five years, based upon a preliminary independent appraisal. Accordingly, the company is amortizing this intangible asset over five years, based upon the estimated future cash flows of the individual contracts related to this asset. The balance of the excess purchase price was recorded as goodwill. Finalization of the allocation of excess of purchase price over the fair

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(INFORMATION SUBSEQUENT TO DECEMBER 31, 2003 IS UNAUDITED)
value of net assets acquired to identifiable intangible assets and goodwill will be made after completion of the analysis of their fair values, which the company expects to occur in the first half of 2005. The company believes it has sufficient information to finalize the purchase price allocation but requires additional time to complete the analysis. The company has accrued $0.5 million for additional cash consideration to the seller based upon the value of tangible net assets acquired that were recorded at December 31, 2004. A change of $1.0 million in the allocation between the acquired identifiable intangible assets and would result in a change in annual amortization expense of approximately $0.2 million. An increase in the useful life of the acquired identifiable intangible asset from five years to six years would result in a decrease in annual amortization expense of approximately $0.4 million. A decrease in the useful life of the identifiable intangible asset from five years to four years would result in an increase in annual amortization expense of approximately $0.6 million. This sensitivity analysis assumes that any change would be allocated equally to each financial reporting period. Any actual change to the value or useful life of the customer relationships intangible asset would require analysis to calculate the new estimated future cash flows of the individual contracts related to this asset in order to determine the period amortization expense to be recorded. A summary of the transaction is as follows (in thousands) (unaudited):

Consideration:
Cash	$53,399
Accrued estimated additional cash consideration	473
Transaction costs	726
Exit costs	469

Total consideration	55,067

Preliminary allocation of consideration to assets acquired/(liabilities assumed):
Working capital	6,768
Property and equipment	562
Other noncurrent assets	57
Long-term liabilities	(164)

Preliminary total fair value of net tangible assets acquired	7,223

Preliminary excess of consideration over fair value of net tangible assets acquired	47,844

Preliminary allocation of excess consideration to identifiable intangible assets:
Customer relationships	11,500

Preliminary allocation of excess consideration to goodwill	$36,344

      The following pro forma results of operations for the years ended December 31, 2004 and 2003 have been prepared as though the acquisition of Impact Innovations had occurred on January 1, 2003. These pro forma results include adjustments for interest expense and amortization of deferred financing costs on the acquisition term loan used to finance the transaction, amortization expense for the identifiable intangible asset recorded and the effect of income taxes. Additionally, these pro forma results include nonrecurring events recorded by Impact Innovations in the third quarter of 2004 prior to their acquisition by the company, including approximately $150,000 of revenues with no associated costs related to award fees and excess performance on service level agreements, and approximately $500,000 of reductions to selling, general and administrative expenses; primarily employee-related costs. This pro forma information does not purport to be

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(INFORMATION SUBSEQUENT TO DECEMBER 31, 2003 IS UNAUDITED)
indicative of the results of operations that would have been attained had the acquisition been made as of January  1, 2003, or of results of operations that may occur in the future (in thousands, except per share data) (unaudited):

	Year ended
	December 31,

	2004	2003

Revenue	$309,222	$286,810
Income from continuing operations	$9,692	$7,942
Earnings per share from continuing operations:
Basic	$1.14	$0.97
Diluted	$1.07	$0.90
Andrulis Corporation
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

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(INFORMATION SUBSEQUENT TO DECEMBER 31, 2003 IS UNAUDITED)
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

HJ Ford Associates, Inc.
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

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(INFORMATION SUBSEQUENT TO DECEMBER 31, 2003 IS UNAUDITED)
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

      The company repaid the long-term debt of $0.7 million in the second quarter of 2002 and canceled the related loan agreement.

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
      In connection with this transaction, the company recorded $1.3 million of pre-tax charges for the disposal of discontinued operations in 2003. Of this amount, $0.2 million was charged in the fourth quarter and represents additional facility costs related to the sale. The company recorded charges aggregating $1.1 million before taxes in the first quarter, comprised of $0.3 million of professional fees and $0.8 million of exit costs. The exit costs are comprised of $0.5 million for severance costs for approximately 45 Encoder Division employees and $0.3 million for future lease costs, net of contractual sublease income, from GSI for the Encoder facility.
      During the first quarter of 2003, the company recognized, on a cash basis, $0.7 million received as the final royalty payment associated with the 1999 sale of its discontinued Telecommunications Fraud Control business, which was recorded against the loss on the disposal of discontinued operations. This income, net of the $1.3 million of charges described above,

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(INFORMATION SUBSEQUENT TO DECEMBER 31, 2003 IS UNAUDITED)
resulted in a loss on the disposal of discontinued operations of $0.6 million before taxes, or a loss of $0.3 million, net of $0.3 million of income tax benefit.
      The company’s loss from discontinued operations in 2003 of $1.6 million, or $0.18 per diluted share, reflects four months of operating loss from the Encoder Division, as well as costs incurred subsequent to the transaction related to certain liabilities that GSI did not assume, primarily, $1.5 million of accrued lease costs, net of estimated sublease income, for the Encoder facility. The company reported a loss from discontinued operations of $1.1 million, or $0.13 per diluted share, in 2002. Due to the company’s decision to divest the Encoder Division, it became necessary to restate the company’s results in order to reflect the Encoder Division as a discontinued operation. Because Arthur Andersen LLP was no longer able to provide current assurance as to the validity of its previously issued opinions on the company’s financial statements for the fiscal years prior to 2002, it became necessary to engage KPMG LLP, who served as the company’s independent auditors through November 2003, to re-audit results for the years ended December 31, 2001 and 2000 in order to obtain a current independent auditor opinion for those years. The 2002 loss from discontinued operations includes $0.4 million in fees to re-audit the 2001 and 2000 results.
      The activity for the years ended December 31, 2004 and 2003, related to the company’s exit cost accrual for discontinued operations is as follows (in thousands):

	Activity — Year Ended December 31, 2004 (unaudited)

	Balance		Adjustments	Expenditures	Balance
	December 31,		for changes	charged against	December 31,
	2003	Provision	in estimate	accrual	2004

Severance	$74	$—	$—	$(74)	$—
Lease	932	—	—	(510)	422

	$1,006	$—	$—	$(584)	$422

	Activity — Year Ended December 31, 2003

	Balance		Adjustments	Expenditures	Balance
	December 31,		for changes	charged against	December 31,
	2002	Provision	in estimate	accrual	2003

Severance	$—	$544	$—	$(470)	$74
Lease	—	1,325	420	(813)	932

	$—	$1,869	$420	$(1,283)	$1,006

      The balance sheet captions for discontinued operations include the following (in thousands):

	December 31,

	2004	2003

	(unaudited)
Current liabilities
Accrued payroll and employee benefits	$—	$74
Other accrued expenses	422	704

Total current liabilities	$422	$778

Long-term liabilities
Other long-term liabilities	$—	$398

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(INFORMATION SUBSEQUENT TO DECEMBER 31, 2003 IS UNAUDITED)
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

NOTE 5.	GOODWILL AND INTANGIBLE ASSETS
      Components of the company’s identifiable intangible assets are as follows (in thousands):

	December 31, 2004		December 31, 2003

		Accumulated		Accumulated
	Cost	amortization	Cost	amortization

	(unaudited)
Customer relationships	$14,200	$2,681	$2,700	$1,187
Non-competition agreements	1,740	1,740	1,740	910

	$15,940	$4,421	$4,440	$2,097

      The company recorded amortization expense for its identifiable intangible assets of $2.3 million, $1.7 million and $0.4 million in the years ended December 31, 2004, 2003 and 2002, respectively. Estimated future amortization expense for the identifiable intangible assets recorded by the company as of December 31, 2004 is as follows (in thousands) (unaudited):

2005	$3,108
2006	$2,787
2007	$2,581
2008	$2,021
2009	$1,022
      The changes in the carrying amount of goodwill for the year ended December 31, 2004 are as follows (in thousands):

	Systems and
	Services	Metrigraphics	Total

Balance at December 31, 2003	$26,711	$—	$26,711
Business acquisition (unaudited)	36,344	—	36,344

Balance at December 31, 2004 (unaudited)	$63,055	$—	$63,055

      The company is required to perform an annual impairment test of its goodwill under the provisions of SFAS 142. Impairment exists when the carrying value of goodwill is not recoverable and its carrying amount exceeds its fair value. SFAS 142 requires a two-step impairment testing approach. Companies must first determine whether goodwill is impaired and if so, they must value that impairment based on the amount by which the book value exceeds the estimated fair value. As a result of the annual impairment test performed as of December 31, 2004, the company determined that the carrying amount of goodwill did not exceed its fair value and, accordingly, did not record a charge for impairment. However, there can be no assurance that goodwill will not be impaired in subsequent periods.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(INFORMATION SUBSEQUENT TO DECEMBER 31, 2003 IS UNAUDITED)

NOTE 6.	INCOME TAXES
      Total income tax expense (benefit) was allocated as follows (in thousands):

	Year ended December 31,

	2004	2003	2002

	(unaudited)
Income from continuing operations	$6,269	$6,334	$4,936
Discontinued operations	—	(1,284)	(741)
Stockholders’ equity for compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(353)	(197)	(194)
Other comprehensive income	1,187	(1,732)	(4,059)

	$7,103	$3,121	$(58)

      The components of the provision for federal and state income taxes from continuing operations are as follows (in thousands):

	Year ended December 31,

	2004	2003	2002

	(unaudited)
Currently payable
Federal	$(1,326)	$3,054	$3,862
State	(101)	547	731

	(1,427)	3,601	4,593

Deferred
Federal	6,144	2,138	208
State	1,552	595	135

	7,696	2,733	343

	$6,269	$6,334	$4,936

      The major items contributing to the difference between the statutory United States federal income tax rate of 34% and the company’s effective tax rate on income from continuing operations are as follows (in thousands):

	Year ended December 31,

	2004	2003	2002

	(unaudited)
Provision at statutory rate	$5,318	$5,096	$4,179
State income taxes, net of federal tax benefit	1,091	740	569
Decrease in valuation allowance	(442)	—	(7)
Amortization of acquired intangible assets	—	320	—
Other, net	302	178	195

Provision for income taxes	$6,269	$6,334	$4,936

      In 2003, the company carried back $1.1 million of federal net operating losses, resulting in an income tax refund of $0.4 million.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(INFORMATION SUBSEQUENT TO DECEMBER 31, 2003 IS UNAUDITED)
      The company utilized federal and state net operating loss carryforwards of $0.5 million and $0.9 million to reduce taxable income in the years ended December 31, 2003 and 2002, respectively.
      In 2004, the company realized a tax benefit on its 2003 income tax return of $0.4 million from the use of a capital loss carryforward that arose in 1999 and was due to expire in 2004. The valuation allowance related to this capital loss carryforward decreased in 2004 due to the use of the capital loss carryforward and the expiration in 2004.
      The company also utilized $1.0 million of capital loss carryforwards to fully reduce capital gains from the sale of the Encoder Division, resulting a in a reduction of taxable income in the year ended December 31, 2003.
      The tax effects of significant temporary differences that comprise deferred tax assets and liabilities are as follows (in thousands):

	December 31,

	2004	2003

	(unaudited)
Pension liability	$5,995	$6,189
Accrued expenses	2,271	2,653
Inventory reserves	—	3
Capital loss carryforward	—	442
Receivables reserves	189	182

	8,455	9,469
Valuation allowance	—	(442)

Deferred tax assets, net	8,455	9,027

Unbilled expenditures and fees on contracts in process	(17,368)	(12,222)
Fixed assets and intangibles	(3,807)	(1,766)
Unrealized gain on securities available for sale	(993)	—
Domestic International Sales Corporation	(1,798)	(1,722)
Other	(498)	(678)

Deferred tax liability	(24,464)	(16,388)

Deferred tax liability, net	$(16,009)	$(7,361)

      Management believes that it is more likely than not that these deferred tax assets will be realized. The company recognizes the tax liability related to the amounts recorded to unbilled expenditures and fees on contracts in process when the related invoices are issued to customers, and the invoiced amounts are reclassified to accounts receivable. Accordingly, the deferred taxes initially recorded for these unbilled amounts will become payable in future periods. Concurrent with an ongoing audit of the company’s 2003 and 2002 federal income tax returns, the Internal Revenue Service (“IRS”) has challenged the deferral of income for tax purposes related to the company’s unbilled accounts receivable (which is reported under the caption “Unbilled expenditures and fees on contracts in process” in the company’s Consolidated Balance Sheets) including the applicability of a Letter Ruling issued by the IRS to the company in January 1976, which granted the company deferred tax treatment of its unbilled receivables. While the outcome of the audit is not known, it is possible that the company’s deferred tax liabilities would be reduced and income tax payments would be increased substantially in 2005 and beyond.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(INFORMATION SUBSEQUENT TO DECEMBER 31, 2003 IS UNAUDITED)

NOTE 7.	EMPLOYEE BENEFIT PROGRAMS
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
      In selecting the expected long-term rate of return on assets, the company considered its investment return goals stated in the Plan’s investment policy. The company, with input from the Plan’s professional investment managers, also considered the average rate of earnings expected on the funds invested or to be invested to provide Plan benefits. This process included determining expected returns for the various asset classes that comprise the Plan’s target asset allocation. Based on this analysis, the company’s overall expected long-term rate of return on assets is over 9.0%; however, the company determined that the selection of a 9.0% long-term asset return assumption is appropriate and prudent. This basis for selecting the expected long-term asset return assumption is consistent with the prior year.
      The company’s funding policy is to contribute at least the minimum amount required by the Employee Retirement Income Security Act of 1974. Additional amounts are contributed to assure that plan assets will be adequate to provide retirement benefits. Contributions are intended to provide for benefits earned through the Plan curtailment, as well as the 3% annual increases thereafter. The company expects to contribute $4.4 million to the Plan in 2005.
      In 2003, the company changed its Plan measurement date to November 30, 2003 to facilitate its fiscal year-end accounting for and disclosure of its Plan assets, liabilities, income and expense. However, the income and expense in 2004 and 2003 has been estimated for the entire year.
Periodic Pension Cost (in thousands)

	Year ended December 31,

	2004	2003	2002

	(unaudited)
Service cost — benefits earned during the period	$—	$—	$1,168
Interest cost on projected benefit obligation	3,940	3,808	3,487
Expected return on plan assets	(3,847)	(3,310)	(3,785)
Recognized actuarial loss	1,282	1,198	102

Net periodic pension cost	$1,375	$1,696	$972

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(INFORMATION SUBSEQUENT TO DECEMBER 31, 2003 IS UNAUDITED)
Changes in Benefit Obligations (in thousands)

	November 30,

	2004	2003

	(unaudited)
Projected benefit obligation at beginning of year	$63,417	$55,564
Interest cost on projected benefit obligation	3,940	3,808
Benefits paid	(2,059)	(1,778)
Actuarial loss	3,060	5,823

Projected benefit obligation at end of year	$68,358	$63,417

Change in Plan Assets (in thousands)

	November 30,

	2004	2003

	(unaudited)
Fair value of plan assets at beginning of year	$42,557	$36,940
Actual return on plan assets	3,912	5,819
Employer contributions	2,927	1,576
Benefits and expenses paid	(2,059)	(1,778)

Fair value of plan assets at end of year	$47,337	$42,557

Funded Status (in thousands)

	November 30,

	2004	2003

	(unaudited)
Plan assets less than projected benefit obligation	$(21,022)	$(20,860)
Unrecognized net actuarial loss	20,572	18,858

Accrued pension liability	$(450)	$(2,002)

Weighted Average Assumptions Used to Determine Benefit Obligations at Measurement Date

	November 30,

	2004	2003

	(unaudited)
Discount rate	6.00%	6.25%
Rate of compensation increase	N/A	N/A

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(INFORMATION SUBSEQUENT TO DECEMBER 31, 2003 IS UNAUDITED)
Weighted Average Assumptions Used to Determine Net Periodic Benefit Cost

	Year Ended
	December 31,

	2004	2003

	(unaudited)
Discount rate	6.25%	6.75%
Expected rate of return on assets	9.00%	9.00%
Rate of compensation increase	N/A	N/A
      The company’s investment policy includes a periodic review of the Plan’s investment in the various asset classes. The current asset allocation target is 65% equities, 33% fixed income and 2% cash. The company’s asset allocations as of November 30, 2004 and 2003 are as follows:

	November 30,

	2004	2003

	(unaudited)
Equity securities	63%	67%
Debt securities	21%	28%
Other	16%	5%

	100%	100%

      At both November 30, 2004 and 2003, the Plan was under-funded relative to its accumulated benefit obligations. As a result, the company recorded an additional liability of $1.5 million to reflect the required minimum pension liability of $15.3 million at November 30, 2004. In 2003, the company recorded an additional liability of $2.4 million to reflect the required minimum pension liability of $13.7 million. In 2002, the company recorded an additional liability of $10.3 million to reflect the required minimum pension liability of $11.3 million. These amounts are reflected, net of related tax effects, in the caption “Accumulated other comprehensive loss” in the company’s Consolidated Balance Sheets.
Additional Liability (in thousands)

	November 30,

	2004	2003

	(unaudited)
Accumulated benefit obligation at end of year	$63,049	$58,312

Unfunded accumulated benefit obligation	$15,712	$15,755
Accrued pension liability	(450)	(2,002)

Additional minimum liability	$15,262	$13,753

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(INFORMATION SUBSEQUENT TO DECEMBER 31, 2003 IS UNAUDITED)
Five Year Benefit Payment Projections (in thousands) (unaudited)

Year ending December 31, 2005	$2,349
Year ending December 31, 2006	$2,605
Year ending December 31, 2007	$2,751
Year ending December 31, 2008	$3,098
Year ending December 31, 2009	$3,246
Five subsequent fiscal years ending December 31, 2014	$20,055
      The company also maintains a cash or deferred savings plan, the 401(k) Plan. All employees are eligible to elect to defer a portion of their salary and contribute the deferred portion to the 401(k) Plan. Since July 1, 2002, the 401(k) Plan has been structured with three components: (a) a company matching contribution to 50% of the first 6% of the employee contribution; (b) a core contribution for all employees, in which the company contributes 1.5% of the employee’s eligible wages each pay period; and (c) a discretionary profit sharing component to the 401(k) Plan by the company, even if the employee does not contribute to the 401(k) Plan. Prior to July 1, 2002, the company contributed an amount equal to 25% of the first 6% of an employee’s contribution to the 401(k) Plan. The company’s contributions charged to expense aggregated $4.1 million, $4.6 million and $2.5 million in 2004, 2003 and 2002, respectively. Employee contributions and the company’s matching and core contributions are invested in one or more collective investment funds at the participant’s direction. The company’s matching and core contributions are subject to forfeitures of any non-vested portion if termination occurs within the first five years of employment.
      The company has a Supplemental Executive Retirement Plan, or SERP, for certain former key employees providing for annual benefits commencing on the sixth anniversary of the executive’s retirement. The cost of these benefits is being charged to expense and accrued using a projected unit credit method. Expense related to this plan was approximately $23,900 in 2004, $23,800 in 2003, and $22,300 in 2002. The liability related to the SERP, which is unfunded, was $0.4 million at both December 31, 2004 and 2003. These amounts represent the amounts the company believed to be the present value of the obligation at each respective date.
      On October 31, 2000, the Board of Directors approved a deferred compensation plan. The plan provides certain employees of the company the ability to annually elect to defer up to 100% of any cash incentive payments from the company and any salary in excess of the FICA earnings ceiling. Employee contributions are invested in selected mutual funds held within a Rabbi Trust. These investments, which the company has classified as trading securities in accordance with SFAS 115, are recorded at fair value and reported as a component of Other noncurrent assets in the company’s Consolidated Balance Sheets. Amounts recorded as deferred compensation liabilities are adjusted to reflect the fair value of investments held by the Rabbi Trust. Changes in obligations to participants as a result of gains or losses on the fair value of the investments are reflected as a component of compensation expense. At December 31, 2004 and 2003, $1.2 million and $0.9 million, respectively, had been deferred under the plan.
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

NOTE 8.	STOCK PLANS
      The company has equity incentive plans, which are administered by the Compensation Committee of the Board of Directors (the “Committee”). The Committee determines which employees receive grants, the number of shares or options granted and the exercise prices of the shares covered by each grant.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(INFORMATION SUBSEQUENT TO DECEMBER 31, 2003 IS UNAUDITED)
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
      The company’s 1995 Stock Option Plan for Non-employee Directors provides for each outside director to receive options to purchase 5,000 shares of common stock at the first annual meeting at which the director is elected. As long as he or she remains an eligible director, the director receives options to purchase 1,000 shares of common stock at each annual meeting. Eligible directors cannot be an employee of the company or one of its subsidiaries or a holder of five percent or more of the company’s common stock. The exercise price of these options is the fair market value of the common stock on the date of grant. Each option is not transferable except upon death and expires 10 years after the date of grant. The options become exercisable in three equal installments on the first, second and third anniversaries of the date of grant. A total of 132,000 shares were reserved for issuance. At December 31, 2004, 71,374 shares remained available for future grants. In 2002, the non-employee directors entitled to grants under this plan consented to forgo their rights to such grants and, accordingly, no shares were granted under this plan in 2002.
      On January 18, 2000, the company’s shareholders approved the adoption of the 2000 Incentive Plan (the “2000 Plan”). The 2000 Plan allows the company to grant incentive stock options, nonqualified stock options, stock appreciation rights, awards of nontransferable shares of restricted common stock and deferred grants of common stock up to a total of 1.5 million shares. In the case of incentive stock options, the option price will not be less than the fair market value of the stock at the date of grant. The option period will not exceed 10 years from the date of grant. The terms of the 2000 Plan are substantially similar to those of the 1993 Plan. A total of 1.5 million shares were reserved for issuance, of which 135,148 shares remained available at December 31, 2004. During 2004, a total of 95,433 shares of restricted stock wee issued under the 2000 plan.
      During 2001, the Board of Directors approved the Executive Long Term Incentive Program (the “ELTIP”), implemented under the provisions of the shareholder-approved 2000 Plan. The ELTIP provides incentives to program participants through a combination of stock options and restricted stock grants, which vest fully in seven years. The ELTIP allows for accelerated vesting based on the company’s achievement of specified financial performance goals. During the second quarter of 2001, the company granted under this plan stock options totaling 750,000 shares of common stock at fair market value and granted 121,000 shares of restricted common stock with approximately $1.1 million of compensatory value to be amortized over the vesting period of the grant. Additionally, in 2003, the company granted 23,100 shares of restricted stock under an Executive Incentive Plan (“EIP”) under the provisions of the 2000 Plan.
      In 2004, 2003 and 2002, the company recognized approximately $538,000, $249,000 and $149,000, respectively, of compensation expense related to shares of restricted common stock issued under the 2000 Plan.
      On January 30, 2001, the company’s shareholders approved the 2000 Employee Stock Purchase Plan (the “ESPP”). The ESPP is designed to give eligible employees an opportunity to purchase common stock of the company through accumulated payroll deductions. The purchase price of the stock is equal to 85% of the fair market value of a share of common stock on the first day or last day of each three month offering period, whichever is lower. All employees of the company or designated subsidiaries who customarily work at least 20 hours per week and do not own five percent or more of the company’s common stock are eligible to participate in the ESPP. A total of 800,000 shares have been reserved for issuance under the ESPP, which commenced in May 2001. In 2004, 2003 and 2002, 129,121, 171,228 and 126,962 shares were issued, respectively, under the ESPP.
      In 2003, the company’s shareholders approved the 2003 Incentive Plan (the “2003 Plan”). The 2003 Plan allows the company to grant incentive stock options, non-qualified stock options, stock appreciation rights, awards of nontransferable

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(INFORMATION SUBSEQUENT TO DECEMBER 31, 2003 IS UNAUDITED)
shares of restricted common stock and deferred grants of common stock up to a total of 400,000 shares to directors or key employees of the company. In the case of incentive stock options, the option price may not be less than the fair market value of the stock at the date of grant. The option period may not exceed ten years from the date of grant. There were no options granted during either 2004 or 2003 under the 2003 Plan.
      Stock option activity for 2004, 2003 and 2002 is summarized as follows:

		Weighted
	Number of	average
	shares	price

Outstanding at December 31, 2001	1,751,153	$7.76
Granted	98,050	$16.50
Exercised	(99,607)	$6.84
Canceled	(35,090)	$9.38

Outstanding at December 31, 2002	1,714,506	$9.56
Granted	113,500	$12.32
Exercised	(84,734)	$7.76
Canceled	(38,386)	$11.58

Outstanding at December 31, 2003	1,704,886	$7.47
Unaudited:
Granted	35,500	$15.81
Exercised	(106,132)	$7.36
Canceled	(135,149)	$9.43

Outstanding at December 31, 2004 (unaudited)	1,499,105	$8.75

      The following tables summarize information about stock options outstanding and exercisable at December 31, 2004:
Options Outstanding (unaudited)

		Weighted
		average	Weighted
		remaining	average
		contractual	exercise
Range of exercise prices	Shares	life (years)	price

$ 3.13 – $ 7.50	421,318	4.12	$5.19
$ 7.51 – $13.68	973,142	6.32	$9.27
$13.69 – $18.60	81,046	8.20	$17.11
$18.61 – $24.50	23,599	7.03	$22.04

$ 3.13 – $24.50	1,499,105	5.82	$8.75

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(INFORMATION SUBSEQUENT TO DECEMBER 31, 2003 IS UNAUDITED)
Options Exercisable (unaudited)

		Weighted
		average
		exercise
Range of exercise prices	Shares	price

$ 3.13 – $ 7.50	419,651	$5.18
$ 7.51 – $13.68	288,303	$9.22
$13.69 – $18.60	28,979	$18.31
$18.61 – $24.50	16,075	$22.09

$ 3.13 – $24.50	753,008	$7.59

      There were 783,672 and 646,691 stock options exercisable at December 31, 2003 and 2002, respectively.

NOTE 9.	BUSINESS SEGMENT, GEOGRAPHIC, MAJOR CUSTOMER AND RELATED PARTY INFORMATION
      The company has two reportable business segments: Systems and Services, and Metrigraphics.
      The Systems and Services segment provides technical and information technology services to government customers. The segment was comprised of five operating groups that provided similar services and solutions and were subject to similar regulations. These services and solutions include design, development, operation and maintenance of business intelligence systems, business transformation services, defense program acquisition management services, training and performance support systems and services, automated case management systems and IT infrastructure services. On July 1, 2004, the company announced that it had sharpened its government customer focus by consolidating and realigning its operations to better facilitate the execution of its recently developed business growth strategy, better address the needs of its customers and further strengthen the delivery of its solutions-based services. Accordingly, effective July 1, 2004, the company consolidated its five Systems and Services segment operating groups into two organizations. The two new organizations encompass all of the capabilities of the five former groups. This realignment did not impact the company’s business segments, as the new groups both provide solutions-based services and are subject to similar regulations.
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
      The company evaluates performance and allocates resources based on operating income. The operating income for each segment includes amortization of intangible assets and selling, engineering and administrative expenses directly attributable to the segment. All corporate operating expenses are allocated between the segments based on segment revenues, including depreciation. However, depreciation related to corporate assets that is subsequently allocated to the segment operating results is included in the table below. Sales between segments represent less than 1% of total revenue and are accounted for at cost. Corporate assets are primarily comprised of cash and cash equivalents, the company’s corporate headquarters facility in Andover, Massachusetts, the PeopleSoft-based enterprise business system, any deferred tax assets, certain corporate prepaid expenses and other current assets, and valuation allowances.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(INFORMATION SUBSEQUENT TO DECEMBER 31, 2003 IS UNAUDITED)
      Results of operations information for the company’s business segments for the years ended December 31, 2004, 2003 and 2002 are as follows (in thousands):

	Year ended December 31,

	2004	2003	2002

	(unaudited)

Revenues
Systems and Services	$268,634	$237,876	$184,994
Metrigraphics	7,072	6,932	7,616

	$275,706	$244,808	$192,610

Operating income
Systems and Services	$17,385	$14,749	$11,513
Metrigraphics	122	640	1,134

	$17,507	$15,389	$12,647

Depreciation
Systems and Services	$2,060	$2,126	$1,997
Metrigraphics	466	546	602

Depreciation of segment assets	2,526	2,672	2,599
Depreciation of corporate assets	1,098	335	593

	$3,624	$3,007	$3,192

Capital expenditures
Systems and Services	$1,436	$1,246	$2,174
Metrigraphics	7	6	329

Segment capital expenditures	1,443	1,252	2,503
Corporate capital expenditures	3,101	6,911	844

	$4,544	$8,163	$3,347

      Asset information for the company’s business segments and a reconciliation of segment assets to the corresponding consolidated amounts as of December 31, 2004 and 2003 is as follows (in thousands):

	December 31,

	2004	2003

	(unaudited)

Segment assets
Systems and Services	$179,973	$98,274
Metrigraphics	1,859	2,004

Total segment assets	181,832	100,278
Corporate assets	23,302	20,792

	$205,134	$121,070

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(INFORMATION SUBSEQUENT TO DECEMBER 31, 2003 IS UNAUDITED)
      The increase in assets of the Systems and Services segment is primarily the result of the September 1, 2004 acquisition of Impact Innovations.
      Revenue is attributed to geographic areas based on the customer’s location. The company does not have locations outside the United States; however, in rare instances, it may have contracts with sales representatives located in foreign countries and provide services at customer locations outside the United States. Domestic revenues comprised approximately 99% of revenues in 2004, and 98% of revenues in both 2003 and 2002.
      Revenues from Department of Defense (“DoD”) customers accounted for approximately 78% of total revenues in both 2004 and 2003, and approximately 80% of revenues in 2002. Revenues earned from one significant DoD customer group in the Systems and Services segment comprised approximately 17%, 12% and 15% of the company’s total revenues in 2004, 2003 and 2002, respectively. This customer’s accounts receivable balance at December 31, 2004 was approximately $77,000. This customer had no outstanding accounts receivable balance at December 31, 2003. A second significant customer group in the Systems and Services segment comprised approximately 11%, 18% and 11% of the company’s total revenues in 2004, 2003 and 2002, respectively. This customer had an accounts receivable balance of $2.4 million at December 31, 2004 and $1.6 million at December 31, 2003. The company had no other customer in any of the three years ended December 31, 2004, that accounted for more than 10% of revenues.
      The company has a 40% interest in HMR Tech, which it accounts for using the equity method of accounting. This interest was acquired as a result of the company’s May 31, 2002 acquisition of HJ Ford. Accordingly, HMR Tech is considered a related party for the period subsequent to May 31, 2002. Revenues from HMR Tech for the years ended December 31, 2004 and 2003, and the period from May 31, 2002 through December 31, 2002 were approximately $1 million, $473,000 and $211,000, respectively. The amounts due from HMR Tech included in accounts receivable at December 31, 2004 and 2003 were approximately $192,000 and $501,000, respectively.

NOTE 10.	RESTRUCTURING
      In response to lower than expected demand in certain sectors of the company’s business, as well as the need to maintain a competitive cost structure, the company incurred involuntary separation costs for 85 employees in 2002. All operating groups and functions of the company were affected. Costs associated with these terminations totaled $0.8 million and are included in the company’s operating results for the year ended December 31, 2002. Of this amount, $0.6 million is included in the caption “Cost of contract revenue” and $0.2 million is included in “Selling, general and administrative expenses” in the company’s Consolidated Statement of Operations for that year. The accrual of $0.2 million that remained at December 31, 2002 was paid in the first half of 2003.

NOTE 11.	FINANCING ARRANGEMENTS
      On September 1, 2004, the company entered into a new secured financing agreement (the “facility”) with a bank group to restructure and increase the company’s credit facilities to $100.0 million, inclusive of the current mortgage on the company’s Andover, Massachusetts corporate headquarters, which had a balance of $7.9 million at closing (the “term loan”). The facility provides for a $55.0 million, five-year term loan (the “acquisition term loan”) with a seven-year amortization schedule for the acquisition of Impact Innovations and a $37.0 million, five-year revolving credit agreement for working capital (the “revolver”). The bank group, led by Brown Brothers Harriman & Co. as a lender and as administrative agent (when acting in such capacity, the “Administrative Agent”), also includes KeyBank National Association, Banknorth, NA and Fleet National Bank, a Bank of America company. The facility replaces the company’s previous $50.0 million revolving credit agreement.
      All of the obligations of the company and its subsidiaries under the facility are secured by a security interest in substantially all of the assets of the company and its subsidiaries granted to the Administrative Agent. The agreement requires financial covenant tests to be performed against the company’s annual results beginning with the results for the year ending December 31, 2005, that, if met, would result in the release of all collateral securing the facility except for the

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(INFORMATION SUBSEQUENT TO DECEMBER 31, 2003 IS UNAUDITED)
mortgage that secures the term loan. If the company’s results do not meet specific financial ratio requirements, the company and its subsidiaries will be required to perfect the security interest granted to the Administrative Agent in all of the government contracts of the company and its subsidiaries.
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
Acquisition term loan
      The company used $53.4 million of the $55.0 million of proceeds from the acquisition term loan to complete the acquisition of Impact Innovations. The company repaid $1.6 million of the $55.0 million financed on September 1, 2004. The facility requires quarterly principal payments on the acquisition term loan of approximately $2 million, with a final payment of approximately $16 million on September 1, 2009.
      The company has the option of selecting an interest rate for the acquisition term loan equal to either: (a) the then applicable London Inter-Bank Offer Rate (the “LIBOR Rate”) plus 1.75% to 3.25% per annum, depending on the company’s most recently reported leverage ratio; or (b) the base rate as announced from time to time by the Administrative Agent (the “Base Rate”) plus up to 0.50% per annum, depending on the company’s most recently reported leverage ratio. For those portions of the acquisition term loan accruing at the LIBOR Rate, the company has the option of selecting interest periods of 30, 60, 90 or 180 days.
Term loan
      The company has a ten-year term loan as amended and restated on September  1, 2004, with an outstanding principal balance of $7.8 million, which is secured by a mortgage on the company’s headquarters in Andover, Massachusetts. The agreement requires quarterly principal payments of $125,000, with a final payment of $5.0 million due on May 1, 2010. The company has the option of selecting an interest rate for the term loan equal to either: (a) the then applicable LIBOR Rate plus 1.50% to 3.00% per annum, depending on the company’s most recently reported leverage ratio; or (b) the Base Rate plus up to 0.50% per annum, depending on the company’s most recently reported leverage ratio. For those portions of the term loan accruing at the LIBOR Rate, the company has the option of selecting interest periods of 30, 60, 90 or 180 days.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(INFORMATION SUBSEQUENT TO DECEMBER 31, 2003 IS UNAUDITED)
Revolver
      The revolver has a five-year term and is available to the company for general corporate purposes, including strategic acquisitions. The outstanding balance on the company’s previous revolving credit facility was transferred to the new revolver as part of the new financing arrangement. The fee on the unused portion of the revolver ranges from 0.25% to 0.50% per annum, depending on the company’s leverage ratio, and is payable quarterly in arrears. The company has the option of selecting an annual interest rate for the revolver equal to either: (a) the then applicable LIBOR Rate plus 1.50% to 3.00% per annum, depending on the company’s most recently reported leverage ratio; or (b) the Base Rate plus up to 0.50% per annum, depending on the company’s leverage ratio. For those portions of the revolver accruing at the LIBOR rate, the company has the option of selecting interest periods of 30, 60, 90 or 180 days. The revolver matures on September 1, 2009.
Excess cash flow recapture payments
      In addition to the principal payments required on the acquisition term loan and the term loan, the company will also make annual payments by February 15 of each year, commencing in 2006. The additional payment amount is equal to 50.0% of the company’s excess cash flow, defined as EBITDA (earnings before interest, taxes, depreciation and amortization) plus net decreases in working capital or less net increases in working capital, minus interest expense and principal payments on the acquisition term loan and term loan, capital expenditures, and all cash taxes and cash dividends paid for the most recently completed fiscal year, commencing with the year ending December 31, 2005. Each payment will be applied: first, to the outstanding balance of the revolver, provided the outstanding balance on the last day of the fiscal year compared with the outstanding balance of the revolver on the last day of the previous fiscal year does not already reflect such a reduction; second, to the outstanding principal balance of the acquisition term loan; and lastly, to the outstanding principal balance of the term loan.
Outstanding borrowings
      The company had outstanding debt of $69.9 million at December 31, 2004, comprised of $52.1 million on the acquisition term loan, $7.8 million on the term loan and $10.0 million on the revolver. The interest rate on the acquisition term loan was 5.41% at December 31, 2004, under the 90 day LIBOR Rate option elected on November 1, 2004. The interest rate on the term loan was 5.16% at December 31, 2004, under the 90 day LIBOR Rate option elected on November 1, 2004. The interest rate on the revolver was 5.28% at December 31, 2004, under the 30 day LIBOR Rate option elected on December 1, 2004.
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

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(INFORMATION SUBSEQUENT TO DECEMBER 31, 2003 IS UNAUDITED)
      The company’s debt principal repayment commitments are due as follows (in thousands) (unaudited):

Year ending December 31,
2005	$18,357
2006	8,357
2007	8,357
2008	8,357
2009	21,164
Thereafter	5,250

$69,842

      The amounts above exclude the effect of any excess cash flow recapture payments, as these amounts are not fixed.

NOTE 12.	PREFERRED STOCK PURCHASE RIGHTS
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

NOTE 13.	COMMITMENTS AND CONTINGENCIES
      The company conducts some of its operations in facilities that are under long-term operating leases. These leases expire at various dates through 2011, with various options to renew as negotiated between the company and its landlords. It is expected that in the normal course of business, leases that expire will be renewed or replaced. Rent expense under these leases (inclusive of real estate taxes and insurance) was $5.0 million in 2004, $3.6 million in 2003 and $4.2 million in 2002.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(INFORMATION SUBSEQUENT TO DECEMBER 31, 2003 IS UNAUDITED)
      Contractual obligations at December 31, 2004 were as follows (in thousands) (unaudited):

		Payments due by period

		Less than	Two to	Four to
	Total	one year	three years	five years	Thereafter

Revolver	$10,000	$10,000	$—	$—	$—
Long-term debt	59,842	8,357	16,714	29,521	5,250
Operating leases	14,515	4,370	5,223	3,021	1,901

Total contractual obligations	$84,357	$22,727	$21,937	$32,542	$7,151

      The amounts above related to the revolver and long-term debt do not include interest payments on any outstanding principal balance, because the interest rates on the company’s financing arrangements are not fixed. Additionally, the amounts above exclude the effect on the schedule of payments of the application of any excess cash flow recapture payments, as described in Note 11, “Financing Arrangements”, to the outstanding principal balances of either the acquisition term loan or the term loan (reported under the caption “Long-term debt” in the table above), as these amounts are not fixed.
      The amounts above related to the operating leases include payments on facilities that the company either no longer occupies or is in the process of abandoning, for which the company is contractually obligated.
      The company currently expects to contribute $4.4 million in 2005 to fund its pension plan. This amount is not included in the table above.
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
      As a defense contractor, the company is subject to many levels of audit and review from various government agencies, including the Defense Contract Audit Agency, various inspectors general, the Defense Criminal Investigation Service, the General Accounting Office, the Department of Justice and other congressional committees. Both related to and unrelated to its defense industry involvement, the company is, from time to time, involved in audits, lawsuits, claims, administrative proceedings and investigations. The company accrues for liabilities associated with these activities when it becomes probable that future expenditures will be made and such expenditures can be reasonably estimated. The company’s evaluation of the likelihood of expenditures related to these matters is subject to change in future periods, depending on then current events and circumstances, which could have material adverse effects on the company’s business, financial position, results of operations and cash flows.
      As previously disclosed, on October 26, 2000, two former company employees were indicted and charged with, among other violations, wire fraud and a conspiracy scheme to defraud the United States Air Force out of approximately $10 million through kickbacks and overcharging for computer components and services. The former employees collected the kickbacks and overcharges through separate and independent businesses. The company received no money from their scheme. When notified by the government of the employees’ conspiracy, the company fired the two employees and voluntarily cooperated with the government’s investigation. The company was not charged in the criminal case. Both former employees pled guilty and were

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(INFORMATION SUBSEQUENT TO DECEMBER 31, 2003 IS UNAUDITED)
sentenced to prison. The company believes that the government has recovered a substantial portion of the defrauded funds from the co-conspirators. Notwithstanding the company’s efforts to settle any claims against the company arising from the co-conspirators’ scheme, on October 9, 2003, the United States Attorney filed a civil complaint against the company in the United States District Court for the District of Massachusetts based in substantial part upon the actions and omissions of the former employees which gave rise to the criminal cases against them. In the civil action, the United States Attorney has asserted on behalf of the government claims against the company based upon the False Claims Act and the Anti-Kickback Act, in addition to certain common law and equitable claims. The United States Attorney seeks to recover up to three times its actual damages and penalties under the False Claims Act and double damages and penalties under the Anti-Kickback Act and to recover costs and interest. The company has filed a third party complaint, as part of the United States Attorney’s civil action, including an affirmative multiple damage claim for unfair and deceptive practices, against Storage Engine, Inc. (“Storage Engine”), formerly known as ECCS, Inc., and its president and director. The complaint alleges that Storage Engine directly benefited from the kickback scheme alleged by the United States Attorney. Storage Engine, a supplier of computer components for the United States Air Force, made payments to the company’s two former employees through separate and independent businesses. Storage Engine and its president have denied the allegations. The company’s claim against Storage Engine, which filed for reorganization under Chapter 11 of the United States Bankruptcy Code, presently remains in effect as a claim against Storage Engine. The company disputes the claims of the U.S. Attorney, believes it has substantive defenses, and intends to vigorously defend itself. The company and the United States Attorney have agreed to non-binding mediation of this matter. However, the outcome of such litigation, if unfavorable, could have a material adverse effect on the company’s business, financial position, results of operations and cash flows.
      In 2002, a dispute arose between Genesis Tactical Group LLC (“Genesis”), Lockheed Martin Corporation (“Lockheed”) and DRC related to a contract for services to Lockheed which DRC sold to Genesis in 2001. In the first quarter of 2005, Genesis, Lockheed and the company settled the outstanding issues related to this dispute. The settlement did not have a material effect on the company’s business, financial position, results of operations or cash flows.
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
      In 2004, approximately 89% of the company’s revenues were derived from sales to United States Government agencies, primarily the Department of Defense. All of the company’s United States Government contracts are subject to termination for convenience in accordance with government regulations. In 2004, sales to agencies of state and local governments comprised approximately 7% of revenues. Many of the contracts the company has won are multi-year efforts. In accordance with state laws, funding must be approved annually by the state’s legislatures.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(INFORMATION SUBSEQUENT TO DECEMBER 31, 2003 IS UNAUDITED)

NOTE 14.	QUARTERLY RESULTS (UNAUDITED) (in thousands, except per share data)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter(2)	Quarter(3)(4)

2004
Revenues	$62,068	$64,950	$70,451	$78,237
Gross profit	$9,090	$9,433	$11,155	$13,305
Operating income	$3,374	$4,117	$4,441	$5,575
Net income	$2,044	$2,199	$2,268	$2,862
Earnings per common share — diluted(1)	$0.23	$0.24	$0.25	$0.31

2003
Revenues	$58,606	$62,138	$62,432	$61,632
Gross profit	$9,201	$10,005	$9,704	$11,151
Operating income	$2,965	$3,473	$4,263	$4,688
Income from continuing operations	$1,632	$1,958	$2,387	$2,678
Loss from discontinued operations	(357)	(856)	(147)	(275)
Loss on disposal of discontinued operations	(233)	—	—	(115)

Net income	$1,042	$1,102	$2,240	$2,288

Earnings (loss) per common share — diluted(1)
Income from continuing operations	$0.19	$0.23	$0.27	$0.30
Loss from discontinued operations	(0.04)	(0.10)	(0.02)	(0.03)
Loss on disposal of discontinued operations	(0.03)	—	—	(0.01)

Net earnings per common share	$0.12	$0.13	$0.25	$0.26

(1)	Income (loss) per share is computed independently for each of the quarters presented; accordingly, the sum of the quarterly income (loss) per share may not equal the total computed for the year.

(2)	2004 amounts include results of operations of Impact Innovations (acquired September 1, 2004) for the period subsequent to its acquisition. During this period, revenues attributable to Impact Innovations were $4.2 million.

(3)	2004 amounts include results of operations of Impact Innovations for the entire fourth quarter. During this period, revenues attributable to Impact Innovations were $11.9 million.

(4)	2004 amounts include approximately $0.8 million of revenue adjustments related to rate changes on certain contracts with the United States Government.

DYNAMICS RESEARCH CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

		Additions

	Balance at	Charged to	Charged to	Deductions	Balance at
	Beginning	Costs and	Other	and	End of
	of Period	Expenses	Accounts(A)	Write-Offs	Period

		(in thousands of dollars)
Allowance for doubtful accounts and sales returns
Year ended December 31,
2004 (unaudited)	$321	$72	$20	$(17)	$396
2003	$373	$9	$(30)	$(31)	$321
2002	$1,271	$10	$(402)	$(506)	$373
Restructuring reserve
Year ended December 31,
2004 (unaudited)	$—	$—	$—	$—	$—
2003	$168	$—	$—	$(168)	$—
2002	$—	$759	$—	$(591)	$168

(A)	Recovery of previously reserved amounts and other adjustments

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
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
      The company took a number of measures in 2003 intended to effectively address these reportable conditions.
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
      During the fiscal years ended December 31, 2002 and 2001 and through the appointment of Grant Thornton, the company did not consulted with Grant Thornton regarding any of the following:

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
      (a) Evaluation of Disclosure Controls and Procedures
      Our principal executive officer and principal financial officer, based on their evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, have concluded that our disclosure controls and procedures are effective for ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

      (b) Management’s Report on Internal Control over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting, other than the internal control of Impact Innovations Group LLC (“Impact Innovations”), which we acquired on September 1, 2004, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Currently management has not identified any material weakness in the internal controls over financial reporting or related disclosures so reviewed by us, nor has Grant Thornton LLP reported the existence of any material weakness in internal controls over financial reporting to the company’s management or the Audit Committee of our Board of Directors.
      Grant Thornton LLP, the company’s independent registered public accounting firm, has not completed its integrated audit of the company’s consolidated financial statements and internal controls as of the date of this filing. As a result, the auditor opinions on the financial statements and internal controls and auditor consents, as well as management’s report on internal control over financial reporting, are not included in this filing. The company anticipates that the audits will be completed and that auditor opinions and consents will be included in an amended Form 10-K filing, along with management’s report, on or before March 31, 2005. Notwithstanding, there currently can be no assurance the company or Grant Thornton LLP will not identify material weaknesses as the audit is completed, or that the audit will be completed by March 31, 2005.
      (c) Changes in Internal Control over Financial Reporting
      In 2003, a significant deficiency related to the accrual of liabilities for subcontractor work performed was identified. During 2004, the company changed its accounting practice related to the accrual of liabilities for subcontractor work performed. In the fourth quarter of 2004, the company finalized its review and implementation of control procedures with respect to recording this liability and expects this implementation will remediate the significant deficiency in future periods. In 2003, a significant deficiency related to the company’s manually intensive financial reporting process was also identified. During 2004, the company installed an integrated PeopleSoft-based enterprise business system. The company believes that it also significantly strengthened its financial staff in 2004. Management believes that this deficiency has been remediated. The company’s auditors noted three deficiencies at December 31, 2002, all of which the company believes have been remediated.
      Other than the foregoing matters, there have been no changes to our internal controls over financial reporting during the quarterly period ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, the company’s internal controls over financial reporting.
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
Equity Compensation Plan Information

			Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	1,149,105	$9.39	606,522

Equity compensation plans not approved by security holders:
(2)	250,000	$4.44	—
(3)	100,000	$12.14	—

Total	1,499,105	$8.75	606,522

(1)	Includes the number of shares subject to options issued under the following plans: 1993 Equity Incentive Plan, 1995 Stock Option Plan for Non-Employee Directors, 2000 Incentive Plan, 2000 Employee Stock Purchase Plan and 2003 Incentive Plan.

(2)	In 1999, the company granted Mr. Regan 250,000 non-qualified stock options to purchase shares of the company’s common stock. The option price is $4.44, which was the fair market value of the common stock at the date of grant. Twenty percent of the options vested immediately. An additional 20% vest in each successive year from the date of grant. The options expire ten years from the date of grant.

(3)	On February 19, 2003, the Board of Directors authorized the grant of 100,000 non-qualified stock options as an inducement for the hiring of a new executive officer. The grant was made on April 7, 2003, to William C. Hoover, President and Chief Operating Officer. The option price is $12.14, which was the fair market value of the common stock at the date of grant. The options will vest one-third on the first anniversary of employment and one third on each successive anniversary. The options expire ten years from the date of grant.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      The information required by this Item 13 is hereby incorporated by reference to the company’s definitive proxy statement to be filed by the company within 120 days after the close of its fiscal year.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
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

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dynamics Research Corporation

/s/ James P. Regan

James P. Regan,
Chairman and Chief Executive Officer
Date: March 16, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James P. Regan James P. Regan	Chairman and Chief Executive Officer	March 16, 2005

/s/ William C. Hoover William C. Hoover	President and Chief Operating Officer	March 16, 2005

/s/ David Keleher David Keleher	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 16, 2005

/s/ Francis Murphy Francis Murphy	Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	March 16, 2005

/s/ John S. Anderegg, Jr. John S. Anderegg, Jr.	Director	March 16, 2005

/s/ Francis J. Aguilar Francis J. Aguilar	Director	March 16, 2005

/s/ Gen. George T. Babbitt, Jr. Gen. George T. Babbitt, Jr.	Director	March 16, 2005

/s/ Kenneth F. Kames Kenneth F. Kames	Director	March 16, 2005

/s/ Lt. Gen. Charles P. McCausland Lt. Gen. Charles P. McCausland	Director	March 16, 2005

EXHIBIT INDEX

Exhibit No.	Description	Reference

2.1	Stock Purchase Agreement, dated December 12, 2002, by and among Dynamics Research Corporation, Andrulis Corporation and the individuals listed on the signature page thereto.	A**

2.2	Equity Purchase Agreement among Dynamics Research Corporation and Impact Innovations Group LLC and J3 Technology Services Corp., dated August 2, 2004	Y**

3.1	Restated Articles of Organization of the company, dated May 22, 1987.	B**

3.2	By-Laws of the company, dated May 22, 1987.	B**

3.3	Certificate of Vote of Directors Establishing Series A Preferred Stock, dated July 14, 1988.	C**

3.4	Certificate of Vote of Directors Establishing Series B Preferred Stock, dated February 17, 1998.	D**

3.5	Amendment, dated September 10, 1998, to the Certificate of Vote of Directors Establishing Series B Preferred Stock.	E**

3.6	Amendment, dated April 28, 1998, to the Articles of Organization of the company.	C**

3.7	Amendment, dated April 25, 2000, to the Articles of Organization of the company.	C**

4.1	Specimen certificate for shares of the company’s common stock.	F**

4.2	Rights Agreement, dated February 17, 1998, between Dynamics Research Corporation and the American Stock Transfer & Trust Company, as Rights Agent.	D**

10.1	Form of indemnification agreement for directors of the company.	G**

10.2	Severance Agreement between John S. Anderegg, Jr. and the company.	G* **

10.3	Deferred Compensation Plan for Non-Employee Directors of the company.	G* **

10.4	Form of Consulting Agreement by and between the company and Albert Rand.	H* **

10.5	Form of Supplemental Retirement Pension Agreement by and between the company and Albert Rand.	H* **

10.6	Amended 1993 Equity Incentive Plan.	I* **

10.7	Amended 1995 Stock Option Plan for Non-Employee Directors.	H* **

10.8	Mortgage Security Agreement and Assignment, dated February 10, 2000, by and among Dynamics Research Corporation and Brown Brothers Harriman & Co. and Family Bank, FSB.	J**

10.9	Amendment, dated June 12, 2000, to Mortgage Security Agreement and Assignment, by and among Dynamics Research Corporation and First Massachusetts Bank, N.A., f/k/a/ Family Bank, FSB.	K**

10.10	Employment Agreement between the company and James P. Regan.	L* **

10.11	Change of Control Agreement between the company and James P. Regan.	L* **

10.12	2000 Incentive Plan.	M* **

10.13	Form of grant of stock options under the 2000 Incentive Plan.	U* **

10.14	Form of grant of restricted stock under the 2000 Incentive Plan.	U* **

10.15	Non-qualified Stock Option Agreement between the company and James P. Regan.	N* **

10.16	2000 Employee Stock Purchase Plan.	F* **

10.17	Special Severance Plan.	O* **

10.18	Senior Management Deferred Compensation Plan.	P* **

10.19	Amended and Restated Loan Agreement, dated June 28, 2002, by and among Dynamics Research Corporation, certain of its subsidiaries, and Brown Brothers Harriman & Co., Banknorth, N.A. and Key Corporation Capital Inc.	Q**

10.20	Amendment, dated December 16, 2002, to the Amended and Restated Loan Agreement, dated June 28, 2002, by and among Dynamics Research Corporation, certain of its subsidiaries, and Brown Brothers Harriman & Co., Banknorth, N.A. and Key Corporation Capital Inc.	A**

10.21	Second Amendment, dated June 26, 2002, to the Mortgage Security Agreement and Assignment, by and between Dynamics Research Corporation and Banknorth N.A., f/k/a/ First Massachusetts Bank, N.A., f/k/a Family Bank, FSB.	C**

Exhibit No.	Description	Reference

10.22	Amendment and Waiver, dated March 26, 2003, to the Amended and Restated Loan Agreement, dated June 28, 2002, by and among Dynamics Research Corporation, certain of its subsidiaries, and Brown Brothers Harriman & Co., Banknorth, N.A. and Key Corporation Capital Inc.	C**

10.23	Dynamics Research Corporation Special Severance Plan, as amended on May 14, 2003.	S* **

10.24	2003 Incentive Plan.	S* **

10.25	Form of grant of stock options under the 2003 Incentive Plan.	U* **

10.26	Form of grant of restricted stock under the 2003 Incentive Plan.	U* **

10.27	Third Amendment, dated December 23, 2003, to the Amended and Restated Loan Agreement, dated June 28, 2002, by and among Dynamics Research Corporation, certain of its subsidiaries, and Brown Brothers Harriman & Co., Banknorth, N.A. and Key Corporate Capital Inc.	S**

10.28	Second Amended and Restated Loan Agreement by and among Dynamics Research Corporation, DRC International Corporation, H.J. Ford Associates, Inc., Andrulis Corporation and Impact Innovations Group LLC as the Borrowers, and The Lenders Party hereto and Brown Brothers Harriman & Co., as Administrative Agent and Banknorth, N.A. as documentation Agent and Key Bank National Association as Co-Syndication Agent and Fleet National Bank, a Bank of America company as Co-Syndication Agent, as of September 1, 2004.	T**

10.29	Master Unlimited Guaranty dated as of September 1, 2004 by each of Dynamics Research Corporation, DRC International Corporation, H.J. Ford Associates, Inc., Andrulis Corporation and Impact Innovations Group LLC, in favor of Brown Brothers Harriman & Co., for itself and as Administrative Agent for each of the Lenders which are and which may become parties to the Loan Agreement.	T**

10.30	Security Agreement among Brown Brothers Harriman & Co., as Administrative Agent for the Lenders Party to the Loan Agreement and Dynamics Research Corporation, DRC International Corporation, H.J. Ford Associates, Inc., Andrulis Corporation and Impact Innovations Group LLC, dated September 1, 2004.	T**

10.31	Pledge Agreement by and between Dynamics Research Corporation and Brown Brothers Harriman & CO., for itself and as Administrative Agent for each of the Lenders which are and which may become parties to the Loan Agreement, as of September 1, 2004.	T**

10.32	Patent and Patent Application Security Agreement by Dynamics Research Corporation and Brown Brothers Harriman & Co., as administrative agent for itself and for each of the other Lenders as may become parties to the Loan Agreement, dated September 1, 2004.	T**

10.33	Trademark and Trademark Application Security Agreement by Dynamics Research Corporation and Brown Brothers Harriman & Co., as administrative agent for itself and for each of the other Lenders as may become parties to the Loan Agreement, dated September 1, 2004.	T**

10.34	Non-qualified Stock Option Agreement between the company and William Hoover, dated April 7, 2003.	R* **

16.1	Letter regarding change in certifying accountant.	S**

21.1	Subsidiaries of the registrant.	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

A	Incorporated by reference to the company’s Current Report on Form 8-K filed on January 6, 2003.

B	Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarterly period ended June 17, 1987.

C	Incorporated by reference to the company’s Annual Report on Form 10-K for the year ended December 31, 2002.

D	Incorporated by reference to the company’s Form 8-A filed on June 25, 1998.

E	Incorporated by reference to the company’s Form 8-A/ A filed on September 30, 1998.

F	Incorporated by reference to the company’s Registration Statement on Form S-8 (Registration No. 333-59706) filed on April 27, 2001.

G	Incorporated by reference to the company’s Annual Report on Form 10-K for the year ended December 31, 1991.

H	Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997.

I	Incorporated by reference to the company’s Annual Report on Form 10-K for the year ended December 31, 1998.

J	Incorporated by reference to the company’s Current Report on Form 8-K filed on March 24, 2000.

K	Incorporated by reference to the company’s Current Report on Form 8-K filed on June 27, 2000.

L	Incorporated by reference to the company’s Annual Report on Form 10-K for the year ended December 31, 1999.

M	Incorporated by reference to the company’s Schedule 14A filed on December 6, 1999.

N	Incorporated by reference to the company’s Registration Statement on Form S-8 (Registration No. 333-47838) filed on October 12, 2000.

O	Incorporated by reference to the company’s Annual Report on Form 10-K for the year ended December 31, 2001.

P	Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.

Q	Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

R	Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003.

S	Incorporated by reference to the company’s Annual Report on Form 10-K for the year ended December 31, 2003.

T	Incorporated by reference to the company’s Current Report on Form 8-K, dated September 1, 2004, and filed on September 8, 2004.

U	Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004.

*	Management contract or compensatory plan or arrangement.

**	In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.