Form 10-K/A
period 2004-12-31
DYNAMICS RESEARCH CORP
filed 2005-03-31
CIK 30822

      The following items were the subject of Form 12b-25 and are included herein: Items 8 and 9A of Part II and Item 15 of Part IV.

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
Amendment No. 1 to Form 10-K

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

DYNAMICS RESEARCH CORPORATION
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2004

Page

Part I
Item
1. Business	3
2. Properties	12
3. Legal Proceedings	13
4. Submission of Matters to a Vote of Security Holders Executive Officers of the Company	13
Part II
Item
5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	15
6. Selected Financial Data	15
7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
7A. Quantitative and Qualitative Disclosures About Market Risk	34
8. Financial Statements and Supplementary Data	35
9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	72
9A. Controls and Procedures	72
Part III
Item
10. Directors and Executive Officers of the Registrant	77
11. Executive Compensation	77
12. Security Ownership of Certain Beneficial Owners and Management	77
13. Certain Relationships and Related Transactions	78
14. Principal Accounting Fees and Services	78
Part IV
Item
15. Exhibits, Financial Statement Schedules	79
EX-10.35 DEFERRED STOCK COMPENSATION PLAN
EX-10.36 AMENDMENT TO DEFERRED STOCK COMPENSATION PLAN
EX-10.37 BENEFICIARY DESIGNATION FORM
EX-21.1 Subsidiaries of Dymamics Research
EX-23.1 Consent of Grant Thornton LLP
EX-23.2 Consent of KPMG LLP
EX-23.2 Report of KPMG LLP
EX-31.1 SECTION 302 CERTIFICATION OF CEO
EX-31.2 SECTION 302 CERTIFICATION OF CFO
EX-32.1 SECTION 906 CERTIFICATION OF CEO
EX-32.2 SECTION 906 CERTIFICATION OF CFO
      This Amendment No. 1 to Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 16, 2005 (the “Original 10-K”), is being filed to provide disclosure of Items 8 and 9A of Part II and Item 15 of Part IV, which Dynamics Research Corporation omitted from the Original 10-K, pursuant to Rule 12b-25(e) of the Securities and Exchange Act of 1934, as amended. In addition, this Amendment No. 1 amends and restates the Original 10-K in its entirety in order to make certain minor revisions to the items contained therein.

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
      The selected condensed consolidated financial data set forth below is derived from the audited consolidated financial statements of the company for the years ended December 31, 2004, 2003, 2002, 2001 and 2000, and as of December 31, 2004, 2003, 2002 and 2001, and the unaudited restated consolidated balance sheet as of December 31, 2000. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included as Part II, Item 7 of this Annual Report on Form 10-K, and the consolidated financial statements and notes thereto of the company included in Part II Item 8 of this Annual Report on Form 10-K. The historical results provided below are not necessarily indicative of future results.

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
      Total accounts receivable, billed and current and noncurrent unbilled, were $96.3 million and $62.5 million at December 31, 2004 and 2003, respectively. Receivables days sales outstanding, or DSO, was 111 at December 31, 2004, compared to 89 at December 31, 2003. These amounts include amounts reported under the captions “Accounts receivable, net of allowances” and “Unbilled expenditures and fees on contracts in process.”
      The December 31, 2004 unbilled receivables balance is comprised of $48.1 million of current unbilled amounts and $2.2 million of noncurrent unbilled amounts. Of these amounts, $6.0 million of the current balance and the $2.2 million noncurrent balance, or $8.2 million in the aggregate, are related to the company’s contract with the State of Ohio. Under the current terms of the contract, invoicing does not begin until 2005 in accordance with anticipated completion of contract milestones. The State of Ohio and the company have agreed to renegotiate to accelerate the payment terms of the contract. As a result, the company anticipates it will receive these amounts in 2005. At December 31, 2004 the company recorded as noncurrent assets the amounts that could not be invoiced until 2006. The unbilled receivables related to this contract represent approximately 10 days sales outstanding of the company’s 111 days sales outstanding at December 31, 2004.
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
If We Are Unable to Effectively and Efficiently Eliminate the Material Weaknesses and Significant Deficiencies in Our Internal Controls and Procedures. We May Not Be Able to Accurately Report Our Financial Results. As a Result, Current and Potential Stockholders Could Lose Confidence in Our Financial Reporting, Which Would Harm Our Business and the Trading Price of Our Stock.
      Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal control over financial reporting that need improvement.
      At December 31, 2004, the company disclosed four material weaknesses related to internal controls, and in the past has disclosed significant deficiencies. Refer to Item 9A of this Annual Report on Form 10-K/A for additional information on these weaknesses and deficiencies. Based on management’s assessment, management has concluded that, as of

December 31, 2004, the company’s internal control over financial reporting was not effective as a result of the effect of these material weaknesses.
      Although we are committed to addressing these material weaknesses and significant deficiencies, we cannot assure you that we will be able to successfully implement the revised controls and procedures or that our revised controls and procedures will be effective in remedying all of the identified material weaknesses and significant deficiencies. Any failure to implement and maintain improvements in the internal control over our financial reporting, or difficulties encountered in the implementation of improvements in our internal control over financial reporting, could cause us to fail to meet our reporting obligations. Any failure to improve our internal controls to address identified weaknesses could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and
Shareholders of Dynamics Research Corporation
      We have audited the accompanying consolidated balance sheets of Dynamics Research Corporation and subsidiaries (a Massachusetts corporation) (collectively the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dynamics Research Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.
      Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.
      We have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Dynamics Research Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 30, 2005, expressed an unqualified opinion on management’s assessment of the Company’s internal control over financial reporting, and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Grant Thornton LLP
Boston, Massachusetts
March 30, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Dynamics Research Corporation:
      We have audited the accompanying consolidated statement of operations of Dynamics Research Corporation and subsidiaries (the “Company”) for the period ended December 31, 2002, and the related statements of changes in stockholders’ equity and comprehensive loss and cash flows. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
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
      In our opinion, the accompanying financial statements present fairly, in all material respects, the consolidated results of the Company’s operations and their cash flows for the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.
/s/ KPMG LLP
Boston, Massachusetts
March 26, 2003

DYNAMICS RESEARCH CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,

	2004	2003

ASSETS
Current assets
Cash and cash equivalents	$925	$2,724
Accounts receivable, net of allowances of $396 and $321 at December 31, 2004 and 2003, respectively	45,978	28,251
Unbilled expenditures and fees on contracts in process	48,119	34,257
Prepaid expenses and other current assets	5,668	2,145

Total current assets	100,690	67,377

Noncurrent assets
Property, plant and equipment, net	22,139	20,672
Deferred income taxes	—	2,337
Goodwill	63,055	26,711
Intangible assets, net	11,519	2,343
Unbilled expenditures and fees on contracts in process	2,203	—
Other noncurrent assets	5,528	1,630

Total noncurrent assets	104,444	53,693

Total assets	$205,134	$121,070

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current portion of long-term debt	$8,357	$500
Notes payable and revolver	10,000	8,500
Accounts payable	20,550	13,351
Accrued payroll and employee benefits	17,914	15,657
Deferred income taxes	15,418	9,698
Other accrued expenses	4,447	2,371
Discontinued operations	422	778

Total current liabilities	77,108	50,855

Long-term liabilities
Long-term debt, less current portion	51,485	7,750
Deferred income taxes	591	—
Accrued pension liability	11,336	12,030
Other long-term liabilities	3,296	1,386
Discontinued operations	—	398

Total long-term liabilities	66,708	21,564

Total liabilities	143,816	72,419

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.10 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.10 par value, 30,000,000 shares authorized:
Issued — 8,737,562 and 9,822,508 shares at December 31, 2004 and 2003, respectively	874	982
Treasury stock — 1,379,426 shares at December 31, 2003	—	(138)
Capital in excess of par value	40,849	36,642
Unearned compensation	(1,572)	(797)
Accumulated other comprehensive loss	(7,724)	(7,556)
Retained earnings	28,891	19,518

Total stockholders’ equity	61,318	48,651

Total liabilities and stockholders’ equity	$205,134	$121,070

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

DYNAMICS RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

			Common Stock

							Capital		Accumulated
	Preferred Stock		Issued		Treasury Stock		in Excess		Other
							of Par	Unearned	Comprehensive	Retained
	Shares	Par value	Shares	Par value	Shares	Par value	Value	Compensation	Loss	Earnings	Total

Balance at December 31, 2001	—	$—	9,320	$932	(1,379)	$(138)	$31,331	$(992)	$(608)	$6,613	$37,138
Issuance of common stock	—	—	227	22	—	—	2,346	—	—	—	2,368
Forfeiture of restricted stock	—	—	(3)	—	—	—	(27)	27	—	—	—
Amortization of unearned compensation	—	—	—	—	—	—	—	149	—	—	149
Accumulated other comprehensive loss(1)	—	—	—	—	—	—	—	—	(6,273)	—	(6,273)
Tax benefit from stock options exercised	—	—	—	—	—	—	194	—	—	—	194
Net income	—	—	—	—	—	—	—	—	—	6,233	6,233

Balance at December 31, 2002	—	—	9,544	954	(1,379)	(138)	33,844	(816)	(6,881)	12,846	39,809
Issuance of common stock	—	—	255	26	—	—	2,373	—	—	—	2,399
Forfeiture of restricted stock	—	—	23	2	—	—	228	(230)	—	—	—
Amortization of unearned compensation	—	—	—	—	—	—	—	249	—	—	249
Accumulated other comprehensive loss(1)	—	—	—	—	—	—	—	—	(675)	—	(675)
Tax benefit from stock options exercised	—	—	—	—	—	—	197	—	—	—	197
Net income	—	—	—	—	—	—	—	—	—	6,672	6,672

Balance at December 31, 2003	—	—	9,822	982	(1,379)	(138)	36,642	(797)	(7,556)	19,518	48,651
Issuance of common stock	—	—	235	23	—	—	2,584	—	—	—	2,607
Issuance of restricted stock	—	—	94	10	—	—	1,680	(1,690)	—	—	—
Forfeiture of restricted stock	—	—	(32)	(3)	—	—	(374)	377	—	—	—
Repurchase and retirement of restricted stock	—	—	(3)	—	—	—	(36)	—	—	—	(36)
Amortization of unearned compensation	—	—	—	—	—	—	—	538	—	—	538
Accumulated other comprehensive loss(1)	—	—	—	—	—	—	—	—	(168)	—	(168)
Tax benefit from stock options exercised and employee stock purchase plan	—	—	—	—	—	—	353	—	—	—	353
Redesignation of treasury stock to common stock in accordance with Massachusetts Business Corporation Act, Chapter 156D	—	—	(1,379)	(138)	1,379	138	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	9,373	9,373

Balance at December 31, 2004	—	$—	8,737	$874	—	$—	$40,849	$(1,572)	$(7,724)	$28,891	$61,318

(1)	Comprehensive income (loss) is calculated as follows:

	Year Ended December 31,

	2004	2003	2002

Net income	$9,373	$6,672	$6,233
Adjustments to accumulated comprehensive income (loss):
Minimum pension liability adjustment, net of tax effect and adjustments aggregating $193 in the year ended December 31, 2004, and net tax benefits of $1,732 and $4,059 in the years ended December 31, 2003 and 2002, respectively	(1,703)	(675)	(6,273)
Unrealized gain on investment in Lucent Technologies, net of tax effect of $993 in 2004	1,535	—	—

Comprehensive income (loss)	$9,205	$5,997	$(40)

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
Unbilled Expenditures and Fees on Contracts in Process
      Unbilled expenditures and fees on contracts in process include work in process which will be billed in accordance with contract terms and delivery schedules, as well as amounts billable upon final execution of contracts, contract completion, milestones or completion of rate negotiations. Generally, unbilled expenditures and fees on contracts in process are expected to be collected within one year. However, under the company’s current child welfare systems contract with the State of Ohio, $2.2 million of the contract’s unbilled balance at December 31, 2004, could not be invoiced until 2006. Accordingly, the company has recorded this amount as a component of other noncurrent assets in the December 31, 2004 consolidated balance sheet. Payments to the company for performance on certain United States Government contracts are subject to audit by the Defense Contract Audit Agency. Revenue has been recorded at amounts the company expects to realize upon final settlement.
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

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
      The purchase price was determined through negotiations with J3 Technology based upon the company’s access to new customers, customer relationships and cash flows. A portion of the excess of purchase price over fair value of net assets acquired was allocated on a preliminary basis to customer relationships, which the company estimates to have a useful life of five years, based upon a preliminary independent appraisal. Accordingly, the company is amortizing this intangible asset over five years, based upon the estimated future cash flows of the individual contracts related to this asset. The balance of the excess purchase price was recorded as goodwill. Finalization of the allocation of excess of purchase price over the fair value of net assets acquired to identifiable intangible assets and goodwill will be made after completion of the analysis of their fair values, which the company expects to occur in the first half of 2005. The company believes it has sufficient information to finalize the purchase price allocation but requires additional time to complete the analysis. The company has

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
accrued $0.5 million for additional cash consideration to the seller based upon the value of tangible net assets acquired that were recorded at December 31, 2004. A change of $1.0 million in the allocation between the acquired identifiable intangible assets and would result in a change in annual amortization expense of approximately $0.2 million. An increase in the useful life of the acquired identifiable intangible asset from five years to six years would result in a decrease in annual amortization expense of approximately $0.4 million. A decrease in the useful life of the identifiable intangible asset from five years to four years would result in an increase in annual amortization expense of approximately $0.6 million. This sensitivity analysis assumes that any change would be allocated equally to each financial reporting period. Any actual change to the value or useful life of the customer relationships intangible asset would require analysis to calculate the new estimated future cash flows of the individual contracts related to this asset in order to determine the period amortization expense to be recorded. A summary of the transaction is as follows (in thousands):

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

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

      The company recorded amortization expense for its identifiable intangible assets of $2.3 million, $1.7 million and $0.4 million in the years ended December 31, 2004, 2003 and 2002, respectively. Estimated future amortization expense for the identifiable intangible assets recorded by the company as of December 31, 2004 is as follows (in thousands) (unaudited):

2005	$3,108
2006	$2,787
2007	$2,581
2008	$2,021
2009	$1,022
      The changes in the carrying amount of goodwill for the year ended December 31, 2004 are as follows (in thousands):

	Systems and
	Services	Metrigraphics	Total

Balance at December 31, 2003	$26,711	$—	$26,711
Business acquisition	36,344	—	36,344

Balance at December 31, 2004	$63,055	$—	$63,055

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

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Periodic Pension Cost (in thousands)

	Year ended December 31,

	2004	2003	2002

Service cost — benefits earned during the period	$—	$—	$1,168
Interest cost on projected benefit obligation	3,940	3,808	3,487
Expected return on plan assets	(3,847)	(3,310)	(3,785)
Recognized actuarial loss	1,282	1,198	102

Net periodic pension cost	$1,375	$1,696	$972

Changes in Benefit Obligations (in thousands)

	November 30,

	2004	2003

Projected benefit obligation at beginning of year	$63,417	$55,564
Interest cost on projected benefit obligation	3,940	3,808
Benefits paid	(2,059)	(1,778)
Actuarial loss	3,060	5,823

Projected benefit obligation at end of year	$68,358	$63,417

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Change in Plan Assets (in thousands)

	November 30,

	2004	2003

Fair value of plan assets at beginning of year	$42,557	$36,940
Actual return on plan assets	3,912	5,819
Employer contributions	2,927	1,576
Benefits and expenses paid	(2,059)	(1,778)

Fair value of plan assets at end of year	$47,337	$42,557

Funded Status (in thousands)

	November 30,

	2004	2003

Plan assets less than projected benefit obligation	$(21,022)	$(20,860)
Unrecognized net actuarial loss	20,572	18,858

Accrued pension liability	$(450)	$(2,002)

Weighted Average Assumptions Used to Determine Benefit Obligations at Measurement Date

	November 30,

	2004	2003

Discount rate	6.00%	6.25%
Rate of compensation increase	N/A	N/A
Weighted Average Assumptions Used to Determine Net Periodic Benefit Cost

	Year Ended
	December 31,

	2004	2003

Discount rate	6.25%	6.75%
Expected rate of return on assets	9.00%	9.00%
Rate of compensation increase	N/A	N/A
      The company’s investment policy includes a periodic review of the Plan’s investment in the various asset classes. The current asset allocation target is 65% equities, 33% fixed income and 2% cash. The company’s asset allocations as of November 30, 2004 and 2003 are as follows:

	November 30,

	2004	2003

Equity securities	63%	67%
Debt securities	21%	28%
Other	16%	5%

	100%	100%

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

Five Year Benefit Payment Projections (in thousands)

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

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
      Stock option activity for 2004, 2003 and 2002 is summarized as follows:

		Weighted
	Number of	average
	shares	price

Outstanding at December 31, 2001	1,751,153	$7.76
Granted	98,050	$16.50
Exercised	(99,607)	$6.84
Canceled	(35,090)	$9.38

Outstanding at December 31, 2002	1,714,506	$9.56
Granted	113,500	$12.32
Exercised	(84,734)	$7.76
Canceled	(38,386)	$11.58

Outstanding at December 31, 2003	1,704,886	$7.47
Granted	35,500	$15.81
Exercised	(106,132)	$7.36
Canceled	(135,149)	$9.43

Outstanding at December 31, 2004	1,499,105	$8.75

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
      The company’s debt principal repayment commitments are due as follows (in thousands):

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
      Contractual obligations at December 31, 2004 were as follows (in thousands):

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

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14.	QUARTERLY RESULTS (UNAUDITED) (in thousands, except per share data)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter(2)	Quarter(3)(4)

2004
Revenues	$62,068	$64,950	$70,451	$78,237
Gross profit	$9,090	$9,433	$11,155	$13,305
Operating income	$3,374	$4,117	$4,441	$5,575
Net income	$2,044	$2,199	$2,268	$2,862
Earnings per common share — diluted(1)	$0.23	$0.24	$0.25	$0.31

2003
Revenues	$58,606	$62,138	$62,432	$61,632
Gross profit	$9,201	$10,005	$9,704	$11,151
Operating income	$2,965	$3,473	$4,263	$4,688
Income from continuing operations	$1,632	$1,958	$2,387	$2,678
Loss from discontinued operations	(357)	(856)	(147)	(275)
Loss on disposal of discontinued operations	(233)	—	—	(115)

Net income	$1,042	$1,102	$2,240	$2,288

Earnings (loss) per common share — diluted(1)
Income from continuing operations	$0.19	$0.23	$0.27	$0.30
Loss from discontinued operations	(0.04)	(0.10)	(0.02)	(0.03)
Loss on disposal of discontinued operations	(0.03)	—	—	(0.01)

Net earnings per common share	$0.12	$0.13	$0.25	$0.26

(1)	Income (loss) per share is computed independently for each of the quarters presented; accordingly, the sum of the quarterly income (loss) per share may not equal the total computed for the year.

(2)	2004 amounts include results of operations of Impact Innovations (acquired September 1, 2004) for the period subsequent to its acquisition. During this period, revenues attributable to Impact Innovations were $4.2 million.

(3)	2004 amounts include results of operations of Impact Innovations for the entire fourth quarter. During this period, revenues attributable to Impact Innovations were $11.9 million.

(4)	2004 amounts include approximately $0.8 million of revenue adjustments related to rate changes on certain contracts with the United States Government.

DYNAMICS RESEARCH CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

		Additions

	Balance at	Charged to	Charged to	Deductions	Balance at
	Beginning	Costs and	Other	and	End of
	of Period	Expenses	Accounts(A)	Write-Offs	Period

		(in thousands of dollars)
Allowance for doubtful accounts and sales returns
Year ended December 31,
2004	$321	$72	$20	$(17)	$396
2003	$373	$9	$(30)	$(31)	$321
2002	$1,271	$10	$(402)	$(506)	$373
Restructuring reserve
Year ended December 31,
2004	$—	$—	$—	$—	$—
2003	$168	$—	$—	$(168)	$—
2002	$—	$759	$—	$(591)	$168

(A)	Recovery of previously reserved amounts and other adjustments

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
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

Item 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures
      Our principal executive officer and principal financial officer, based on their evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K/ A, have concluded that our disclosure controls and procedures are effective for ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Report of Management on Internal Control over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management conducted an assessment of the effectiveness of our internal control over financial reporting. This assessment was based upon the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      The company’s internal control over financial reporting involves a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes the controls themselves, as well as monitoring of the controls and internal auditing practices and actions to correct deficiencies identified. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.
      A material weakness is a significant deficiency (within the meaning of PCAOB Auditing Standard No. 2), or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.
      Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2004. Material weaknesses in the company’s internal control over financial reporting were identified in the following areas:

•	Information Technology Access Controls. Design and assignment of PeopleSoft access profiles did not limit access to assigned duties in several system modules. Also, controls in place to establish access did not function as intended. While we are not aware of any evidence that this control deficiency resulted in financial statement error, the potential exists that errors could occur that would not be prevented or detected.

•	Evidence of Compliance with Approval Authority Policy. Testing of the operating effectiveness of the company’s approval controls in many process areas indicated that required approvals were not consistently documented. While we are not aware of any evidence of transactions that were inconsistent with management’s intent, the possibility exists that such transactions could occur without detection and result in financial statement error.

•	Evidence of the Performance of Review and Monitoring Controls. In several instances either: (1) the company’s internal control design did not require review controls, (2) testing indicated that required reviews were not consistently documented; or (3) management’s design of controls did not require documented evidence, such as signatures, of reviews performed. Lack of review and the inability to demonstrate that reviews were performed creates the potential that undetected errors could occur.

•	Assessment of the Effectiveness of Internal Controls. The scope, testing and evaluation of test results of management’s assessment of the effectiveness of internal controls were insufficient in these areas: footnote disclosures, fixed assets, accounts receivable and information technology controls. Also, the basis for evaluating test exceptions was not adequately documented.
      The company is developing plans to remediate these deficiencies, intends to implement these plans in 2005, and will report on progress in subsequent filings during the year.
      Based on our assessment under the criteria noted above, management has concluded that, as of December 31, 2004, the company’s internal control over financial reporting was not effective as a result of the effect of the above material weaknesses on the achievement of the control criteria.
      The company completed its acquisition of Impact Innovations Group LLC (“Impact Innovations”) on September 1, 2004. As permitted by the Securities and Exchange Commission, management’s assessment did not include the internal control of the acquired operations of Impact Innovations, which results are included in the company’s audited consolidated financial statements as of December 31, 2004 and for the period from September 1, 2004 through December 31, 2004. The company’s consolidated revenues for the year ended December 31, 2004, were $275.7 million, of which Impact Innovations represented $16.1 million. The company’s total assets as of December 31, 2004, were $205.1 million, of which Impact Innovations represented $59.0 million, including intangible assets and goodwill recorded in connection with the acquisition aggregating $47.1 million, net of accumulated amortization.

      Management’s assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2004 has been attested to by Grant Thornton LLP, the company’s independent registered public accounting firm, as stated in their report, which is set forth on the following page.

(c)	Changes in Internal Control over Financial Reporting
      In 2003, a significant deficiency related to the accrual of liabilities for subcontractor work performed was identified. During 2004, the company changed its accounting practice related to the accrual of liabilities for subcontractor work performed. In the fourth quarter of 2004, the company finalized its review and implementation of control procedures with respect to recording this liability and expects this implementation will remediate the significant deficiency in future periods. In 2003, a significant deficiency related to the company’s manually intensive financial reporting process was also identified. During 2004, the company installed its integrated PeopleSoft-based enterprise business system. The company believes that it also significantly strengthened its financial staff in 2004. Management believes that this deficiency has been remediated. The company’s auditors noted three significant deficiencies at December 31, 2002, all of which the company believes have been remediated.
      Other than the foregoing matters, there were no changes in the company’s internal control over financial reporting during the quarterly period ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting. The statements contained in Exhibits 31.1 and 31.2 should be considered in light of, and read together with, the information set forth in this Item 9A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and
Shareholders of Dynamics Research Corporation
      We have audited management’s assessment, included in the accompanying Report of Management on Internal Control over Financial Reporting, that Dynamics Research Corporation (a Massachusetts Corporation) (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weaknesses described below, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Dynamics Research Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      As indicated in the accompanying Report of Management on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include an evaluation of the internal controls of Impact Innovations Group LLC, which is included in the 2004 consolidated financial statements of Dynamics Research Corporation and constituted approximately $16.1 million of revenues, for the year ended December 31, 2004 and approximately $59.0 million of total assets, including intangible assets and goodwill recorded in connection with the acquisition aggregating $47.1 million, net of accumulated amortization, as of December 31, 2004.
      The Company completed its acquisition of Impact Innovations Group LLC on September 1, 2004, and as permitted by the Securities and Exchange Commission’s guidance, management did not assess the effectiveness of internal control over financial reporting of Impact Innovations Group LLC. Our audit of internal control over financial reporting of Dynamics Research Corporation also did not include an evaluation of the internal control over financial reporting of Impact Innovations Group LLC.
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment.
      Inadequate assessment of the effectiveness of internal control — The Company’s assessment and documentation of the effectiveness of internal control was not sufficient in scope, testing and evaluation test of results.

      Inadequate segregation of duties — The Company did not adequately establish user access profiles within its enterprise business system, which was implemented in January 2004. This lack of segregation of duties resulted in a more than remote likelihood that material misstatement of the annual or interim financial statements would not be prevented or detected.
      Inadequate delegation of approval authority — The Company did not have adequate controls in place to ensure that key transactions are properly authorized on a consistent basis. This lack of approval controls resulted in a more than remote likelihood that material misstatement of the annual or interim financial statements would not be prevented or detected.
      Inadequate monitoring and review controls — The Company did not have adequate monitoring and review controls or sufficient supporting documentation for key controls to ensure proper supervision of material transactions. This lack of monitoring and review controls resulted in a more than remote likelihood that material misstatement of the annual or interim financial statements would not be prevented or detected.
      These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 financial statements, and this report does not affect our report dated March 30, 2005 on those financial statements.
      In our opinion, management’s assessment that Dynamics Research Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Dynamics Research Corporation has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      We do not express an opinion on any form of assurance of management’s statements referring to management’s awareness of errors or awareness of transactions inconsistent with management’s intent or to the Company’s plans to remediate or reports to be made in future filings.

/s/ Grant Thornton LLP
Boston, Massachusetts
March 30, 2005

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
Date: March 31, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James P. Regan James P. Regan	Chairman and Chief Executive Officer	March 31, 2005

/s/ William C. Hoover William C. Hoover	President and Chief Operating Officer	March 31, 2005

/s/ David Keleher David Keleher	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 31, 2005

/s/ Francis Murphy Francis Murphy	Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	March 31, 2005

/s/ John S. Anderegg, Jr. John S. Anderegg, Jr.	Director	March 31, 2005

/s/ Francis J. Aguilar Francis J. Aguilar	Director	March 31, 2005

/s/ Gen. George T. Babbitt, Jr. Gen. George T. Babbitt, Jr.	Director	March 31, 2005

/s/ Kenneth F. Kames Kenneth F. Kames	Director	March 31, 2005

/s/ Lt. Gen. Charles P. McCausland Lt. Gen. Charles P. McCausland	Director	March 31, 2005

EXHIBIT INDEX

Exhibit No.	Description	Reference

2.1	Stock Purchase Agreement, dated December 12, 2002, by and among Dynamics Research Corporation, Andrulis Corporation and the individuals listed on the signature page thereto.	A**

2.2	Equity Purchase Agreement among Dynamics Research Corporation and Impact Innovations Group LLC and J3 Technology Services Corp., dated August 2, 2004	Y**

3.1	Restated Articles of Organization of the company, dated May 22, 1987.	B**

3.2	By-Laws of the company, dated May 22, 1987.	B**

3.3	Certificate of Vote of Directors Establishing Series A Preferred Stock, dated July 14, 1988.	C**

3.4	Certificate of Vote of Directors Establishing Series B Preferred Stock, dated February 17, 1998.	D**

3.5	Amendment, dated September 10, 1998, to the Certificate of Vote of Directors Establishing Series B Preferred Stock.	E**

3.6	Amendment, dated April 28, 1998, to the Articles of Organization of the company.	C**

3.7	Amendment, dated April 25, 2000, to the Articles of Organization of the company.	C**

4.1	Specimen certificate for shares of the company’s common stock.	F**

4.2	Rights Agreement, dated February 17, 1998, between Dynamics Research Corporation and the American Stock Transfer & Trust Company, as Rights Agent.	D**

10.1	Form of indemnification agreement for directors of the company.	G**

10.2	Severance Agreement between John S. Anderegg, Jr. and the company.	G* **

10.3	Deferred Compensation Plan for Non-Employee Directors of the company.	G* **

10.4	Form of Consulting Agreement by and between the company and Albert Rand.	H* **

10.5	Form of Supplemental Retirement Pension Agreement by and between the company and Albert Rand.	H* **

10.6	Amended 1993 Equity Incentive Plan.	I* **

10.7	Amended 1995 Stock Option Plan for Non-Employee Directors.	H* **

10.8	Mortgage Security Agreement and Assignment, dated February 10, 2000, by and among Dynamics Research Corporation and Brown Brothers Harriman & Co. and Family Bank, FSB.	J**

10.9	Amendment, dated June 12, 2000, to Mortgage Security Agreement and Assignment, by and among Dynamics Research Corporation and First Massachusetts Bank, N.A., f/k/a/ Family Bank, FSB.	K**

10.10	Employment Agreement between the company and James P. Regan.	L* **

10.11	Change of Control Agreement between the company and James P. Regan.	L* **

10.12	2000 Incentive Plan.	M* **

10.13	Form of grant of stock options under the 2000 Incentive Plan.	U* **

10.14	Form of grant of restricted stock under the 2000 Incentive Plan.	U* **

10.15	Non-qualified Stock Option Agreement between the company and James P. Regan.	N* **

10.16	2000 Employee Stock Purchase Plan.	F* **

10.17	Special Severance Plan.	O* **

10.18	Senior Management Deferred Compensation Plan.	P* **

10.19	Amended and Restated Loan Agreement, dated June 28, 2002, by and among Dynamics Research Corporation, certain of its subsidiaries, and Brown Brothers Harriman & Co., Banknorth, N.A. and Key Corporation Capital Inc.	Q**

10.20	Amendment, dated December 16, 2002, to the Amended and Restated Loan Agreement, dated June 28, 2002, by and among Dynamics Research Corporation, certain of its subsidiaries, and Brown Brothers Harriman & Co., Banknorth, N.A. and Key Corporation Capital Inc.	A**

10.21	Second Amendment, dated June 26, 2002, to the Mortgage Security Agreement and Assignment, by and between Dynamics Research Corporation and Banknorth N.A., f/k/a/ First Massachusetts Bank, N.A., f/k/a Family Bank, FSB.	C**

Exhibit No.	Description	Reference

10.22	Amendment and Waiver, dated March 26, 2003, to the Amended and Restated Loan Agreement, dated June 28, 2002, by and among Dynamics Research Corporation, certain of its subsidiaries, and Brown Brothers Harriman & Co., Banknorth, N.A. and Key Corporation Capital Inc.	C**

10.23	Dynamics Research Corporation Special Severance Plan, as amended on May 14, 2003.	S* **

10.24	2003 Incentive Plan.	S* **

10.25	Form of grant of stock options under the 2003 Incentive Plan.	U* **

10.26	Form of grant of restricted stock under the 2003 Incentive Plan.	U* **

10.27	Third Amendment, dated December 23, 2003, to the Amended and Restated Loan Agreement, dated June 28, 2002, by and among Dynamics Research Corporation, certain of its subsidiaries, and Brown Brothers Harriman & Co., Banknorth, N.A. and Key Corporate Capital Inc.	S**

10.28	Second Amended and Restated Loan Agreement by and among Dynamics Research Corporation, DRC International Corporation, H.J. Ford Associates, Inc., Andrulis Corporation and Impact Innovations Group LLC as the Borrowers, and The Lenders Party hereto and Brown Brothers Harriman & Co., as Administrative Agent and Banknorth, N.A. as documentation Agent and Key Bank National Association as Co-Syndication Agent and Fleet National Bank, a Bank of America company as Co-Syndication Agent, as of September 1, 2004.	T**

10.29	Master Unlimited Guaranty dated as of September 1, 2004 by each of Dynamics Research Corporation, DRC International Corporation, H.J. Ford Associates, Inc., Andrulis Corporation and Impact Innovations Group LLC, in favor of Brown Brothers Harriman & Co., for itself and as Administrative Agent for each of the Lenders which are and which may become parties to the Loan Agreement.	T**

10.30	Security Agreement among Brown Brothers Harriman & Co., as Administrative Agent for the Lenders Party to the Loan Agreement and Dynamics Research Corporation, DRC International Corporation, H.J. Ford Associates, Inc., Andrulis Corporation and Impact Innovations Group LLC, dated September 1, 2004.	T**

10.31	Pledge Agreement by and between Dynamics Research Corporation and Brown Brothers Harriman & CO., for itself and as Administrative Agent for each of the Lenders which are and which may become parties to the Loan Agreement, as of September 1, 2004.	T**

10.32	Patent and Patent Application Security Agreement by Dynamics Research Corporation and Brown Brothers Harriman & Co., as administrative agent for itself and for each of the other Lenders as may become parties to the Loan Agreement, dated September 1, 2004.	T**

10.33	Trademark and Trademark Application Security Agreement by Dynamics Research Corporation and Brown Brothers Harriman & Co., as administrative agent for itself and for each of the other Lenders as may become parties to the Loan Agreement, dated September 1, 2004.	T**

10.34	Non-qualified Stock Option Agreement between the company and William Hoover, dated April 7, 2003.	R* **

10.35	Deferred Stock Compensation Plan for Non-Employee Directors, as amended for deferrals on or after January 1, 2005	Filed herewith*

10.36	Amendment to Deferred Stock Compensation Plan for Non-Employee Directors	Filed herewith*

10.37	Beneficiary Designation Form for the Deferred Compensation Plan for Non-Employee Directors	Filed herewith*

16.1	Letter regarding change in certifying accountant.	S**

21.1	Subsidiaries of the registrant.	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP)	Filed herewith

23.2	Consent of Independent Registered Public Accounting Firm (KPMG LLP)	Filed herewith

23.3	Report of Independent Registered Public Accounting Firm on Financial Schedule (KPMG LLP)	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

Exhibit No.	Description	Reference

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

A	Incorporated by reference to the company’s Current Report on Form 8-K filed on January 6, 2003.

B	Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarterly period ended June 17, 1987.

C	Incorporated by reference to the company’s Annual Report on Form 10-K for the year ended December 31, 2002.

D	Incorporated by reference to the company’s Form 8-A filed on June 25, 1998.

E	Incorporated by reference to the company’s Form 8-A/ A filed on September 30, 1998.

F	Incorporated by reference to the company’s Registration Statement on Form S-8 (Registration No. 333-59706) filed on April 27, 2001.

G	Incorporated by reference to the company’s Annual Report on Form 10-K for the year ended December 31, 1991.

H	Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997.

I	Incorporated by reference to the company’s Annual Report on Form 10-K for the year ended December 31, 1998.

J	Incorporated by reference to the company’s Current Report on Form 8-K filed on March 24, 2000.

K	Incorporated by reference to the company’s Current Report on Form 8-K filed on June 27, 2000.

L	Incorporated by reference to the company’s Annual Report on Form 10-K for the year ended December 31, 1999.

M	Incorporated by reference to the company’s Schedule 14A filed on December 6, 1999.

N	Incorporated by reference to the company’s Registration Statement on Form S-8 (Registration No. 333-47838) filed on October 12, 2000.

O	Incorporated by reference to the company’s Annual Report on Form 10-K for the year ended December 31, 2001.

P	Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.

Q	Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

R	Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003.

S	Incorporated by reference to the company’s Annual Report on Form 10-K for the year ended December 31, 2003.

T	Incorporated by reference to the company’s Current Report on Form 8-K, dated September 1, 2004, and filed on September 8, 2004.

U	Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004.

*	Management contract or compensatory plan or arrangement.

**	In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.