Form 10-Q
period 2005-03-31
DYNAMICS RESEARCH CORP
filed 2005-05-10
CIK 30822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐.

As of May 2, 2005, there were 8,919,646 shares of the Registrant’s Common Stock, $0.10 par value, outstanding.

DYNAMICS RESEARCH CORPORATION

Dynamics Research Corporation

Consolidated Balance Sheets
(in thousands, except share data)

	March 31,	December 31,
	2005	2004
	(unaudited)	(audited)
Assets
Current assets
Cash and cash equivalents	$556	$925
Accounts receivable, net of allowances of $265 at March 31, 2005 and $396 at December 31, 2004	37,290	45,978
Unbilled expenditures and fees on contracts in process	51,773	48,119
Prepaid expenses and other current assets	4,999	5,668

Total current assets	94,618	100,690

Noncurrent assets
Property, plant and equipment, net	22,413	22,139
Goodwill	63,055	63,055
Intangible assets, net	10,765	11,519
Unbilled expenditures and fees on contracts in process	5,385	2,203
Other noncurrent assets	4,920	5,528

Total noncurrent assets	106,538	104,444

Total assets	$201,156	$205,134

Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$8,357	$8,357
Revolver	9,550	10,000
Accounts payable	18,690	20,550
Accrued payroll and employee benefits	15,575	17,914
Deferred income taxes	14,553	15,418
Other accrued expenses	3,694	4,447
Discontinued operations	264	422

Total current liabilities	70,683	77,108

Long-term liabilities
Long-term debt, less current portion	49,396	51,485
Deferred income taxes	1,113	591
Accrued pension liability	10,457	11,336
Other long-term liabilities	5,563	3,296

Total long-term liabilities	66,529	66,708

Total liabilities	137,212	143,816

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.10 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.10 par value, 30,000,000 shares authorized:
8,880,900 shares at March 31, 2005 and 8,737,562 shares at December 31, 2004	888	874
Capital in excess of par value	42,824	40,849
Unearned compensation	(2,614)	(1,572)
Accumulated other comprehensive loss	(8,136)	(7,724)
Retained earnings	30,982	28,891

Total stockholders’ equity	63,944	61,318

Total liabilities and stockholders’ equity	$201,156	$205,134

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Dynamics Research Corporation

Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share data)

	Three months ended
	March 31,
	2005	2004
Contract revenue	$71,839	$60,637
Product sales	1,703	1,431

Total revenue	73,542	62,068

Cost of contract revenue	60,806	51,837
Cost of product sales	1,409	1,141
Selling, general and administrative expenses	6,021	5,335
Amortization of intangible assets	754	381

Total operating costs and expenses	68,990	58,694

Operating income	4,552	3,374
Interest expense, net	(1,086)	(213)
Other income	25	381

Income before provision for income taxes	3,491	3,542
Provision for income taxes	1,400	1,498

Net income	$2,091	$2,044

Earnings per common share
Basic	$0.24	$0.24
Diluted	$0.23	$0.23

Weighted average shares outstanding
Weighted average shares outstanding — basic	8,695,638	8,394,265
Dilutive effect of options and restricted stock grants	524,465	608,862

Weighted average shares outstanding — diluted	9,220,103	9,003,127

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Dynamics Research Corporation

Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income
Three months ended March 31, 2005
(unaudited)
(in thousands)

					Accumulated
	Common stock		Capital in		other
	Issued		excess of	Unearned	comprehensive	Retained
	Shares	Par value	par value	compensation	loss	earnings	Total
Balance December 31, 2004 (audited)	8,737	$874	$40,849	$(1,572)	$(7,724)	$28,891	$61,318

Issuance of common stock through stock options exercised and employee stock purchase plan	79	8	795	—	—	—	803
Issuance of restricted stock	76	7	1,268	(1,275)	—	—	—
Forfeiture of restricted stock	(1)	—	(12)	9	—	—	(3)
Retirement of restricted stock	(11)	(1)	(166)	—	—	—	(167)
Amortization of unearned compensation	—	—	—	224	—	—	224
Change in unrealized gain on investment in Lucent Technologies, net of tax	—	—	—	—	(412)		(412)
Tax benefit from stock options exercised and employee stock purchase plan	—	—	90	—	—	—	90
Net income	—	—	—	—	—	2,091	2,091

Balance March 31, 2005	8,880	$888	$42,824	$(2,614)	$(8,136)	$30,982	$63,944

Comprehensive income is calculated as follows:
Net income	$2,091
Change in unrealized gain on investment in Lucent Technologies, net of tax	(412)

Comprehensive income	$1,679

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Dynamics Research Corporation

Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income
Three months ended March 31, 2004
(unaudited)
(in thousands)

							Accumulated
	Common stock				Capital in		other
	Issued		Treasury stock		excess of	Unearned	comprehensive	Retained
	Shares	Par value	Shares	Par value	par value	compensation	loss	earnings	Total

Balance December 31, 2003 (audited)	9,822	$982	(1,379)	$(138)	$36,642	$(797)	$(7,556)	$19,518	$48,651

Issuance of common stock through stock options exercised and employee stock purchase plan	52	5	—	—	596	—	—	—	601
Issuance of restricted stock	71	7	—	—	1,286	(1,293)	—	—	—
Forfeiture of restricted stock	(10)	(1)	—	—	(91)	92	—	—	—
Repurchase and retirement of restricted stock	(3)	—	—	—	(36)	—	—	—	(36)
Amortization of unearned compensation, net of forfeiture	—	—	—	—	—	65	—	—	65
Tax benefit from stock options exercised and employee stock purchase plan	—	—	—	—	99	—	—	—	99
Net income	—	—	—	—	—	—	—	2,044	2,044

Balance March 31, 2004	9,932	$993	(1,379)	$(138)	$38,496	$(1,933)	$(7,556)	$21,562	$51,424

Comprehensive income is calculated as follows:
Net income	$2,044
Adjustments to Accumulated other comprehensive loss	—

Comprehensive income	$2,044

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Dynamics Research Corporation

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three months ended
	March 31,
	2005	2004
Operating activities
Net income	$2,091	$2,044
Adjustments to reconcile net cash provided by (used in) operating activities
Depreciation	942	874
Amortization of intangible assets	754	381
Stock compensation expense	224	65
Non-cash interest expense	49	31
Investment income from equity interest	(55)	(59)
Tax benefit from stock options exercised	90	99
Deferred income taxes	(76)	(198)
Loss on disposal of long-lived assets	2	—
Change in operating assets and liabilities
Accounts receivable, net	8,688	3,771
Unbilled expenditures and fees on contracts in process	(7,041)	(15,521)
Prepaid expenses and other current assets	669	(1,100)
Accounts payable	493	763
Accrued payroll and employee benefits	(2,339)	405
Other accrued expenses	(1,572)	131

Net cash provided by (used in) continuing operations	2,919	(8,314)
Net cash used in discontinued operations	(158)	(103)

Net cash provided by (used in) operating activities	2,761	(8,417)

Investing activities
Additions to property, plant and equipment	(1,218)	(1,157)
Purchase of business	(111)	—
Dividends from equity investment	60	60
Increase in other assets	(125)	(326)

Net cash used in investing activities	(1,394)	(1,423)

Financing activities
Net borrowings (repayments) under revolving credit agreement	(450)	6,726
Principal payments under loan agreements	(2,089)	(125)
Proceeds from the exercise of stock options and issuance of common stock	803	565

Net cash provided by (used in) financing activities	(1,736)	7,166

Net decrease in cash and cash equivalents	(369)	(2,674)
Cash and cash equivalents, beginning of period	925	2,724

Cash and cash equivalents, end of period	$556	$50

Supplemental information
Cash paid for interest	$1,004	$167
Cash paid (refunded) for income taxes, net	$89	$(457)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNAMICS RESEARCH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The unaudited consolidated financial statements of Dynamics Research Corporation (“DRC” or the “company”) and its subsidiary included herein have been prepared in accordance with accounting principles generally accepted in the United States of America. The company operated through the parent corporation and its wholly owned subsidiaries, HJ Ford Associates, Inc. (“HJ Ford”), Andrulis Corporation (“ANRULIS”) and Impact Innovations Group LLC (“Impact Innovations”) through December 31, 2004, at which time ANDRULIS and Impact Innovations merged with and into the company. Effective January 1, 2005, the company operates through the parent corporation and its wholly owned subsidiary, HJ Ford.

In the opinion of management, all material adjustments that are of a normal and recurring nature necessary for a fair presentation of the results for the periods presented have been reflected. All material intercompany transactions and balances have been eliminated in consolidation. The results of the three month period ended March 31, 2005 may not be indicative of the results that may be expected for the year ended December 31, 2005. The accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in the company’s Annual Report on Form 10-K/A, Amendment No. 1 to Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) for the year ended December 31, 2004.

On September 1, 2004, the company acquired Impact Innovations from J3 Technology Services Corp. (“J3 Technology”). Impact Innovations, based in the Washington, D.C. area, offers solutions in business intelligence, enterprise software, application development, information technology service management and other related areas. The results of this acquired entity are included in the company’s Consolidated Statements of Operations and of Cash Flows for the three months ended March 31, 2005.

The company has a 40% ownership interest in a small disadvantaged business, as defined by the United States Government, which is accounted for using the equity method. This ownership interest is reported as a component of Other noncurrent assets in the company’s Consolidated Balance Sheets.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. For periods in which there is net income, diluted earnings per share is determined by using the weighted average number of common and dilutive common equivalent shares outstanding during the period, unless the effect is antidilutive.

Restricted shares of common stock that are subject to the satisfaction of certain conditions are treated as contingently issuable shares until the conditions are satisfied. These shares are excluded from the basic earnings per share calculation and included in the diluted earnings per share calculation.

Due to their antidilutive effect, approximately 78,000 and 67,000 options to purchase common stock were excluded from the calculation of diluted earnings per share for the first quarters of 2005 and 2004, respectively. However, these options could become dilutive in future periods.

Stock-Based Compensation

The company accounts for stock option plans under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The following table illustrates the effect on earnings per common share if the company had applied the fair value based method of Statement of Financial Accounting Standards (“SFAS”)

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to all outstanding and unvested awards in each period for the purpose of recording expense for stock option compensation (in thousands of dollars, except per share data).

	Three months ended
	March 31,
	2005	2004
Net income, as reported	$2,091	$2,044
Deduct: Total stock-based employee compensation determined under fair-value-based method for all awards, net of related tax effects	(161)	(412)

Pro forma net income	$1,930	$1,632

Net income per share:
Basic, as reported	$0.24	$0.24
Basic, pro forma	$0.22	$0.19
Diluted, as reported	$0.23	$0.23
Diluted, pro forma	$0.21	$0.18

The weighted average fair values of options granted during the three months ended March 31, 2005 and 2004 were $12.08 and $10.88, respectively. The fair value of each option for the company’s plans is estimated on the date of the grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	Three months ended
	March 31,
	2005	2004
Expected volatility	66.38%	68.54%
Dividend yield	—	—
Risk-free interest rate	3.87%	3.44%
Expected life in years	6.5	7.0

Investment Available for Sale

The company owns 672,518 shares of Lucent Technologies common stock (the “Lucent shares”) which it received from the acquisition of Telica, in which DRC had an ownership interest, by Lucent Technologies and , which are classified as available-for-sale securities as permitted by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). The company has recorded the Lucent shares at fair values of $1.8 million and $2.5 million at March 31, 2005 and December 31, 2004, respectively. The company recognized a reduction of its unrealized gain of $0.4 million, net of taxes, resulting from the decrease in the fair market value of the Lucent shares in the first quarter of 2005. This amount is reported as a component of Accumulated other comprehensive loss in the company’s Consolidated Balance Sheets as of March 31, 2005. An additional 74,274 Lucent shares are currently held in escrow for indemnification related to Lucent’s acquisition of Telica. The company will record the fair value of the Lucent shares held in escrow at the time that these shares, or any portion thereof, are issued.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment (“SFAS 123R”). SFAS 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under SFAS 123R, companies will be required to recognize compensation costs related to share-based payment transactions to employees in their financial statements. The amount of compensation cost will be measured using the grant-date fair value of the equity or liability instruments issued. Additionally, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. The company is required to adopt the new standard in the first quarter of 2006. The company historically has disclosed the pro forma effect of expensing its stock options as prescribed by SFAS 123. The company is evaluating the different alternatives available for applying the provisions of SFAS 123R, including guidance provided by the SEC in the Commission’s Staff Accounting Bulletin No. 107, and is currently assessing their effects on its financial position and results of operations.

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

Revenue Recognition

The company’s Systems and Services business segment provides its services pursuant to time and materials, cost reimbursable and fixed-price contracts, including service-type contracts.

For time and materials contracts, revenue reflects the number of direct labor hours expended in the performance of a contract multiplied by the contract billing rate, as well as reimbursement of other billable direct costs. The risk inherent in time and materials contracts is that actual costs may differ materially from negotiated billing rates in the contract, which would directly affect operating income.

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

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Revenue from service-type fixed-price contracts is recognized ratably over the contract period or by other appropriate output methods to measure service provided, and contract costs are expensed as incurred. The risk to the company on a fixed-price contract is that if estimates to complete the contract change from one period to the next, profit levels will vary from period to period.

For all types of contracts, the company recognizes anticipated contract losses as soon as they become known and estimable. Out-of-pocket expenses that are reimbursable by the customer are included in contract revenue and cost of contract revenue.

Unbilled expenditures and fees on contracts in process are the amounts of recoverable contract revenue that have not been billed at the balance sheet date. Generally, the company’s unbilled expenditures and fees relate to revenue that is billed in the month after services are performed. In certain instances, billing is deferred in compliance with contract terms, such as milestone billing arrangements and withholdings, or delayed for other reasons. Billings which must be deferred more than one year from the balance sheet date are classified as noncurrent assets. Costs related to certain United States Government contracts, including applicable indirect costs, are subject to audit by the government. Revenue from such contracts has been recorded at amounts the company expects to realize upon final settlement. Unbilled expenditures and fees also include subcontractor costs for which invoices have not been received and for which revenues have not been recognized.

The company’s Metrigraphics business segment records revenue from product sales upon transfer of title and risk of loss to the customer provided there is evidence of an arrangement, fees are fixed or determinable, no significant obligations remain, collection of the related receivable is reasonably assured and customer acceptance criteria have been successfully demonstrated.

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

Business Combinations

Since 2002, the company has completed three business acquisitions. The company determines and records the fair values of assets acquired and liabilities assumed as of the dates of acquisition. The company utilizes an independent specialist to determine the fair values of identifiable intangible assets acquired in order to determine the portion of the purchase price allocable to these assets.

Deferred Taxes

The company records a valuation allowance to reduce its deferred tax asset to the amount that is more likely than not to be realized. The company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event it is determined that the company would be able to realize its deferred tax asset in excess of their net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the company determine it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. The company determined that no valuation allowance was required at March 31, 2005.

Pensions

Accounting and reporting for the company’s pension plan requires the use of assumptions, including but not limited to, discount rate, rate of compensation increases and expected return on assets. If these assumptions differ materially from actual results, the company’s obligations under the pension plan could also differ materially, potentially requiring the company to record an additional pension liability. An actuarial valuation of the pension plan is performed each year. The results of this actuarial valuation are reflected in the accounting for the pension plan upon determination.

NOTE 2. BUSINESS ACQUISITION

On September 1, 2004, the company completed the acquisition of Impact Innovations from J3 Technology for $53.4 million in cash, subject to adjustment based upon the value of tangible net assets acquired in accordance with the provisions of the Equity Purchase Agreement among the company, Impact Innovations and J3 Technology. The company used the proceeds from the acquisition term loan portion of its new financing facility, entered into on September 1, 2004, to finance the transaction. The company acquired all of the outstanding membership interests of Impact Innovations, which constituted the government contracts business of J3 Technology. Impact Innovations, based in the Washington, D.C. area, offered solutions in business intelligence, enterprise software, application development, information technology service management and other related areas. Its customers include United States government intelligence agencies and various Department of Defense agencies, as well as federal civilian agencies. The company believes that the acquisition of Impact Innovations enhances its Capability Maturity Model Integration (“CMMI”) Level 3 rating for software engineering core competency and enriches

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

DRC’s business intelligence, business transformation and network engineering and operations solution sets, while adding a number of key government defense and civilian customers to the company’s portfolio, including a new customer base in the intelligence community. As part of this transaction, the company has paid $0.7 million for legal, audit and other transaction costs related to the acquisition. The company also accrued $0.5 million for exit costs, primarily related to the consolidation of one of the Impact Innovations facilities into a DRC facility, including lease costs for the abandoned acquired facility.

The purchase price was determined through negotiations with J3 Technology based upon the company’s access to new customers, customer relationships and cash flows. A portion of the excess of purchase price over fair value of net assets acquired was allocated on a preliminary basis to customer relationships, which the company estimates to have a useful life of five years, based upon a preliminary independent appraisal. Accordingly, the company is amortizing this intangible asset over five years, based upon the estimated future cash flows of the individual contracts related to this asset. The balance of the excess purchase price was recorded as goodwill. Finalization of the allocation of excess of purchase price over the fair value of net assets acquired to identifiable intangible assets and goodwill will be made after completion of the analysis of their fair values, which the company expects to occur in the second quarter of 2005. The company has accrued $0.5 million for additional cash consideration to the seller based upon the value of tangible net assets acquired that were recorded at December 31, 2004. A change of $1.0 million in the allocation between the acquired identifiable intangible assets would result in a change in annual amortization expense of approximately $0.2 million. An increase in the useful life of the acquired identifiable intangible asset from five years to six years would result in a decrease in annual amortization expense of approximately $0.4 million. A decrease in the useful life of the identifiable intangible asset from five years to four years would result in an increase in annual amortization expense of approximately $0.6 million. This sensitivity analysis assumes that any change would be allocated equally to each financial reporting period. Any actual change to the value or useful life of the customer relationships intangible asset would require analysis to calculate the new estimated future cash flows of the individual contracts related to this asset in order to determine the period amortization expense to be recorded. A summary of the transaction is as follows (in thousands):

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

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The activity for the three months ended March 31, 2005, related to the exit costs accrued in connection with the acquisition of Impact Innovations is as follows (in thousands):

Balance at December 31, 2004	$393
Expenditures charged against accrual	(69)

Balance at March 31, 2005	$324

The following pro forma results of operations for the three month periods ended March 31, 2004 have been prepared as though the acquisition of Impact Innovations had occurred on January 1, 2004. These pro forma results include adjustments for interest expense and amortization of deferred financing costs on the acquisition term loan used to finance the transaction, amortization expense for the identifiable intangible asset recorded and the effect of income taxes. This pro forma information does not purport to be indicative of the results of operations that would have been attained had the acquisition been made as of January 1, 2004, or of results of operations that may occur in the future (in thousands, except per share data):

Three months
ended
March 31, 2004
Revenue	$73,938
Net income	$1,945
Earnings per share
Basic	$0.23
Diluted	$0.22

NOTE 3. GOODWILL AND INTANGIBLE ASSETS

Components of the company’s identifiable intangible assets, customer relationships, are as follows (in thousands):

	March 31,	December 31,
	2005	2004
Cost	$14,200	$14,200
Less accumulated amortization	3,435	2,681

	$10,765	$11,519

The company recorded amortization expense for its identifiable intangible assets of $0.8 million and $0.4 million for the three months ended March 31, 2005 and 2004, respectively. Estimated amortization expense for the identifiable intangible assets recorded by the company as of March 31, 2005 is as follows (in thousands):

Remainder of 2005	$2,353
2006	$2,787
2007	$2,581
2008	$2,021
2009	$1,023

There were no changes in the carrying amount of goodwill during the three months ended March 31, 2005.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 4. INCOME TAXES

At both March 31, 2005 and December 31, 2004, deferred taxes on unbilled receivables totaled approximately $17 million. Concurrent with an ongoing audit of the company’s 2003 and 2002 federal income tax returns, the Internal Revenue Service (“IRS”) has challenged the deferral of income for tax purposes related to the company’s unbilled accounts receivable (which are reported under the caption “Unbilled expenditures and fees on contracts in process” in both current and noncurrent assets in the company’s Consolidated Balance Sheets), including the applicability of a Letter Ruling issued by the IRS to the company in January 1976, which granted to the company deferred tax treatment of its unbilled receivables. While the outcome of the audit is not known, the company may incur interest expense, the company’s deferred tax liabilities may be reduced and income tax payments may be increased substantially in 2005 and beyond.

NOTE 5. BUSINESS SEGMENT, GEOGRAPHIC, MAJOR CUSTOMER AND RELATED PARTY INFORMATION

The company has two reportable business segments: Systems and Services, and Metrigraphics.

The Systems and Services segment provides technical and information technology solutions to government customers. These solutions include the design, development, operation and maintenance of business intelligence systems, business transformation services, defense program acquisition management services, training and performance support systems and services, automated case management systems and information technology (“IT”) infrastructure services.

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

The company evaluates performance and allocates resources based on operating income (loss). The operating income (loss) for each segment includes amortization of intangible assets and selling, general and administrative expenses directly attributable to the segment. All corporate operating expenses, including depreciation of corporate assets, are allocated between the segments based on segment revenues. Corporate assets are primarily comprised of cash and cash equivalents, the company’s corporate headquarters facility in Andover, Massachusetts, the PeopleSoft-based enterprise business system, any deferred tax assets, certain corporate prepaid expenses and other current assets, and valuation allowances.

Results of operations information for the company’s business segments for the three month period ended March 31, 2005 and 2004 are as follows (in thousands):

	Three months ended
	March 31,
	2005	2004
Revenue
Systems and Services	$71,839	$60,637
Metrigraphics	1,703	1,431

	$73,542	$62,068

Operating income (loss)
Systems and Services	$4,551	$3,468
Metrigraphics	1	(94)

	$4,552	$3,374

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Asset information for the company’s business segments and a reconciliation of segment assets to the corresponding consolidated amounts as of March 31, 2005 and December 31, 2004 is as follows (in thousands):

	March 31,	December 31,
	2005	2004
Segment assets
Systems and Services	$175,890	$179,973
Metrigraphics	1,767	1,859

Total segment assets	177,657	181,832
Corporate assets	23,499	23,302

	$201,156	$205,134

Revenue is attributed to geographic areas based on the customer’s location. The company does not have locations outside the United States; however, in rare instances, it may have contracts with sales representatives located in foreign countries and provide services at customer locations outside the United States. Domestic revenues consistently represent approximately 98% to 99% of the company’s consolidated revenues.

Revenues from Department of Defense (“DoD”) customers accounted for approximately 76% and 80% of total revenues in the three months ended March 31, 2005 and 2004, respectively. Information related to revenues earned from two significant DoD customers is as follows (dollars in thousands):

	Percentage of revenues
	Three months ended		Accounts receivable
	March 31,		March 31,	December 31,
	2005	2004	2005	2004
Customer A	15%	18%	$51	$77
Customer B	10%	11%	$1,780	$2,410

The company had no other customer in the first quarter of either 2005 or 2004 that accounted for more than 10% of revenues.

The company has a 40% interest in HMR Tech, which it accounts for using the equity method of accounting. This interest was acquired as a result of the company’s May 31, 2002 acquisition of HJ Ford Associates, Inc. Accordingly, HMR Tech is considered a related party for all periods subsequent to May 31, 2002. Revenues from HMR Tech for the three months ended March 31, 2005 and 2004, were approximately $240,000 and $97,000, respectively. The amounts due from HMR Tech included in accounts receivable at March 31, 2005 and December 31, 2004, were approximately $138,000 and $192,000, respectively.

NOTE 6. FINANCING ARRANGEMENTS

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

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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

Term loan

The company has a ten-year term loan as amended and restated on September 1, 2004, which is secured by a mortgage on the company’s headquarters in Andover, Massachusetts. The agreement requires quarterly principal payments of $125,000, with a final payment of $5.0 million due on May 1, 2010. The company has the option of selecting an interest rate for the term loan equal to either: (a) the then applicable LIBOR Rate plus 1.50% to 3.00% per annum, depending on the company’s most recently reported leverage ratio; or (b) the Base Rate plus up to

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

0.50% per annum, depending on the company’s most recently reported leverage ratio. For those portions of the term loan accruing at the LIBOR Rate, the company has the option of selecting interest periods of 30, 60, 90 or 180 days.

Revolver

The revolver has a five-year term and is available to the company for general corporate purposes, including strategic acquisitions. The fee on the unused portion of the revolver ranges from 0.25% to 0.50% per annum, depending on the company’s leverage ratio, and is payable quarterly in arrears. The company has the option of selecting an annual interest rate for the revolver equal to either: (a) the then applicable LIBOR Rate plus 1.50% to 3.00% per annum, depending on the company’s most recently reported leverage ratio; or (b) the Base Rate plus up to 0.50% per annum, depending on the company’s leverage ratio. For those portions of the revolver accruing at the LIBOR rate, the company has the option of selecting interest periods of 30, 60, 90 or 180 days. The revolver matures on September 1, 2009. The excess cash flow recapture provisions described below require that additional payments under these provisions be applied first to the outstanding balance of the revolver. Accordingly, the company has classified the outstanding balance of the revolver as a current liability in its Consolidated Balance Sheets.

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

Outstanding borrowings

The company’s outstanding debt at March 31, 2005 and December 31, 2004, was as follows (dollars in thousands):

	Outstanding	Interest
	principal	rate	Interest rate option and election date

March 31, 2005
Acquisition term loan	$50,128	5.99%	90-day LIBOR Rate option elected on February 1, 2005
Term loan	7,625	5.74%	90-day LIBOR rate option elected on February 1, 2005
Revolver (portion)	2,550	6.25%	Base Rate option; election date not applicable
Revolver (portion)	7,000	5.75%	30-day LIBOR Rate option elected on March 7, 2005

	$67,303

December 31, 2004
Acquisition term loan	$52,092	5.41%	90-day LIBOR Rate option elected on November 1, 2004
Term loan	7,750	5.16%	90-day LIBOR Rate option elected on November 1, 2004
Revolver	10,000	5.28%	30-day LIBOR Rate option elected on December 1, 2004

	$69,842

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 7. DEFINED BENEFIT PENSION PLAN

The components of net periodic benefit cost for the company’s defined benefit pension plan are below (in thousands):

	Three months ended
	March 31,
	2005	2004
Interest cost	$1,000	$977
Expected return on plan assets	(1,081)	(979)
Recognized actuarial loss	400	327

Net periodic benefit cost	$319	$325

The company’s defined benefit pension plan is frozen. No credit is earned for current service and no new participants are eligible to enter the plan; accordingly, the net periodic benefit costs do not include any charges for service cost. The company currently expects to contribute $4.5 million in 2005 to fund its pension plan. Of this amount, $0.9 million had been contributed as of March 31, 2005.

NOTE 8. DISCONTINUED OPERATIONS EXIT COST ACCRUAL

On May 2, 2003, the company completed the sale of its Encoder Division assets and certain liabilities to GSI Lumonics Inc. (“GSI”) in Billerica, Massachusetts. In connection with this transaction, the company accrued $0.8 million of exit costs primarily relating to lease costs, net of estimated sublease income. The lease on the Encoder facility expires in August 2005. The activity for the three months ended March 31, 2005, related to this accrual is as follows (in thousands):

Balance at December 31, 2004	$422
Expenditures charged against accrual	(158)

Balance at March 31, 2005	$264

NOTE 9. CONTINGENCIES

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

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

As a defense contractor, the company is subject to many levels of audit and review from various government agencies, including the Defense Contract Audit Agency, various inspectors general, the Defense Criminal Investigation Service, the Government Accountability Office, the Department of Justice and other congressional committees. Both related to and unrelated to its defense industry involvement, the company is, from time to time, involved in audits, lawsuits, claims, administrative proceedings and investigations. The company accrues for liabilities associated with these activities when it becomes probable that future expenditures will be made and such expenditures can be reasonably estimated. The company’s evaluation of the likelihood of expenditures related to these matters is subject to change in future periods, depending on then current events and circumstances, which could have material adverse effects on the company’s business, financial position, results of operations and cash flows.

As previously disclosed, on October 26, 2000, two former company employees were indicted and charged with, among other violations, wire fraud and a conspiracy scheme to defraud the United States Air Force out of approximately $10 million through kickbacks and overcharging for computer components and services. The former employees collected the kickbacks and overcharges through separate and independent businesses. The company received no money from their scheme. When notified by the government of the employees’ conspiracy, the company fired the two employees and voluntarily cooperated with the government’s investigation. The company was not charged in the criminal case. Both former employees pled guilty and were sentenced to prison. The company believes that the government has recovered a substantial portion of the defrauded funds from the co-conspirators. Notwithstanding the company’s efforts to settle any claims against the company arising from the co-conspirators’ scheme, on October 9, 2003, the United States Attorney filed a civil complaint against the company in the United States District Court for the District of Massachusetts based upon the False Claims Act and the Anti-Kickback Act, in addition to certain common law and equitable claims. The United States Attorney seeks to recover up to three times its actual damages and penalties under the False Claims Act and double damages and penalties under the Anti-Kickback Act and to recover costs and interest. The company has filed a third party complaint, as part of the United States Attorney’s civil action, including an affirmative multiple damage claim for unfair and deceptive practices, against Storage Engine, Inc. (“Storage Engine”), formerly known as ECCS, Inc., and its president and director. The complaint alleges that Storage Engine directly benefited from the kickback scheme alleged by the United States Attorney. Storage Engine, a supplier of computer components for the United States Air Force, made payments to the company’s two former employees through separate and independent businesses. Storage Engine and its president have denied the allegations. The company’s claim against Storage Engine, which filed for reorganization under Chapter 11 of the United States Bankruptcy Code, presently remains in effect as a claim against Storage Engine. The company disputes the claims of the U.S. Attorney, believes it has substantive defenses, and intends to vigorously defend itself. The company and the United States Attorney have agreed to non-binding mediation of this matter. However, the outcome of such litigation, if unfavorable, could have a material adverse effect on the company’s business, financial position, results of operations and cash flows.

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

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

the outcome of the investigation. Should the company be found to have violated the antitrust laws, the matter could have a material adverse effect on the company’s business, financial position, results of operations and cash flows.

On February 3, 2004, a suit was filed in the Circuit Court for the County of Fairfax, Virginia against the company by Cushman & Wakefield of Virginia, Inc. (“Cushman & Wakefield”), a real estate broker that the company maintains it had not retained, claiming breach of contract and nonpayment of a commission fee related to an office lease. On January 12, 2005, a judgment of $407,000 was entered against the company. The real estate broker retained by the company for such office lease has indemnified the company from any such claims. However, the company may also be liable for Cushman & Wakefield’s legal costs, against which the company’s broker may not indemnify the company. The company and its real estate broker are considering their options for appeal. The company has recorded a reserve for costs related to this matter. While the company believes it has accrued sufficient amounts for these costs, it is possible that an additional liability could be incurred which could have a material adverse effect on the company’s business, financial position, results of operations and cash flows.

In both the three months ended March 31, 2005 and the year ended December 31, 2004, approximately 89% of the company’s revenues were derived from sales to United States Government agencies, primarily the Department of Defense. All of the company’s United States Government contracts are subject to termination for convenience in accordance with government regulations. In the three months ended March 31, 2005 and the year ended December 31, 2004, sales to agencies of state and local governments comprised approximately 8% and 7%, respectively, of revenues. Many of the contracts the company has won are multi-year efforts. In accordance with state laws, funding must be approved annually by the respective state’s legislature.

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

OVERVIEW

DRC, founded in 1955, and headquartered in Andover, Massachusetts, provides information technology (“IT”), engineering and other services focused on defense, public safety and citizen services for federal, state and local governments. The company’s core capabilities are focused on information technology, engineering and technical subject matter expertise that pertain to the knowledge domains of the company’s core customers.

The company’s strategy is comprised of four key objectives: (a) to increase shareholder value; (b) to grow revenues in selected markets; (c) to achieve operational excellence; and (d) to be an employer of choice. Operating margin and cash generation improvement initiatives support the company’s shareholder value objective. DRC has a balanced growth strategy aimed at organic growth in its existing markets and penetrating new market segments through acquisition. The company has completed three business acquisitions since 2002. The company’s initiatives related to its employer of choice objective include professional development programs, performance-based compensation programs and competitive benefit programs.

The company has two reportable business segments: Systems and Services, and Metrigraphics. The Systems and Services segment provides technical and information technology solutions to government customers. These solutions include the design, development, operation and maintenance of business intelligence systems, business transformation services, defense program acquisition management services, training and performance support systems and services, automated case management systems and IT infrastructure services. Revenues in this segment are reported in the caption “Contract revenue” in the company’s Consolidated Statements of Operations. The Metrigraphics segment develops and builds components for original equipment manufacturers (“OEM”) in the computer peripheral device, medical electronics, telecommunications and other industries, with the focus on the custom design and manufacture of miniature electronic parts that meet high precision requirements through the use of electroforming, thin film deposition and photolithography technologies. Revenues in this segment are reported in the caption “Product sales” in the company’s Consolidated Statements of Operations.

The company’s business growth strategy is focused on three national priority markets: national defense, citizen services and citizen security. Within these markets there are six strategic business areas on which the company focuses its efforts: C4ISR (Command, control, communications, computing, intelligence, surveillance and reconnaissance), logistics, readiness, military space, citizen security and legislated citizen services. Because these markets address the mission critical functions of government, the company expects that they will be funded regardless of economic cycle. The strategy leverages six solution sets where DRC has strong competencies and a record of meeting its customers’ most difficult challenges. These repeatable, proven, cost-effective solutions are acquisition management services, training and performance support, business transformation, business intelligence, IT infrastructure services and automated case management.

BUSINESS ACQUISITION

On September 1, 2004, the company completed the acquisition of Impact Innovations Group LLC (“Impact Innovations”) from J3 Technology Services Corp. Impact Innovations, based in the Washington, D.C. area, offers solutions in business intelligence, enterprise software, application development, information technology service management and other related areas. The results of this acquired entity are included in the company’s Consolidated Statements of Operations and of Cash Flows for the three months ended March 31, 2005.

RESULTS OF OPERATIONS

Operating results (in thousands) and expressed as a percentage of total revenues for the three month periods ended March 31, 2005 and 2004 are as follows:

	Three months ended		Three months ended
	March 31, 2005		March 31, 2004
		% of		% of
	$ thousands	revenues	$ thousands	revenues
Contract revenue (Systems and Services)	$71,839	97.7%	$60,637	97.7%
Product sales (Metrigraphics)	1,703	2.3%	1,431	2.3%

Total revenue	73,542	100.0%	62,068	100.0%

Gross profit/margin on contract revenue (1)	11,033	15.4%	8,800	14.5%
Gross profit/margin on product sales (1)	294	17.3%	290	20.3%

Total gross profit/margin (1)	11,327	15.4%	9,090	14.6%

Selling, general and administrative expenses	6,021	8.2%	5,335	8.6%
Amortization of intangible assets	754	1.0%	381	0.6%

Operating income	4,552	6.2%	3,374	5.4%
Interest expense, net	(1,086)	(1.5)%	(213)	(0.3%)
Other income (expense), net	25	—	381	0.6%

Income before provision for income taxes	$3,491	4.7%	$3,542	5.7%

(1)	These amounts represent a percentage of contract revenues, product sales and total revenues, respectively.

Revenues

The company reported revenues of $73.5 million and $62.1 million in the first quarters of 2005 and 2004, respectively. The revenues for the three months ended March 31, 2005 represent an increase of $11.4 million, or 18.5%, from the same prior year period.

Contract revenues (Systems and Services segment)

Contract revenues in the company’s Systems and Services segment were $71.8 million and $60.7 million in the three months ended March 31, 2005 and 2004, respectively. The increase in the current year was primarily attributable to revenues added through the acquisition of Impact Innovations. The company’s contract revenue in the first quarters of 2005 and 2004 was earned from the following sectors (in thousands):

	Three months ended
	March 31,
	2005	2004
Defense and intelligence agencies	$56,014	$49,813
Federal civilian agencies	9,215	6,462
State and local government agencies	5,694	4,336
Other	916	26

	$71,839	$60,637

The increase in revenues from both defense and intelligence agencies and federal civilian agencies in the current year was primarily attributable to revenues added through acquisition.

Revenues from state and local government agencies increased primarily due to $3.6 million of revenues from the company’s $30 million, three and one-half year contract with the State of Ohio to design, develop and install an automated child welfare case management system. Work under this contract began in the second quarter of 2004.

Despite a high level of bookings in the first quarter of 2005 and a growing new business pipeline, extensions in procurement schedules and contract award delays, coupled with a very competitive Washington area employment market, have dampened organic growth in the first quarter. The company’s new business awards in the first quarter of 2005 totaled approximately $8 million, compared to approximately $18 million in the same prior year quarter. The company believes the delays relate, directly or indirectly, to funding needs for the war in Iraq.

Revenues by contract type as a percentage of Systems and Services segment revenues were as follows:

	Three months ended
	March 31,
	2005	2004
Time and materials	55%	62%
Cost reimbursable	20%	22%
Fixed price, including service-type contracts	25%	16%

	100%	100%

Prime contract	70%	71%
Sub-contract	30%	29%

	100%	100%

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

The company currently anticipates that awards on these contracts will occur in the second half of 2005, with the transition of task orders to the new contracts occurring in 2006. Regarding the change-over in 2006, the company anticipates that approximately $33 million of low margin sub-contractor pass-through revenues will move from DRC to small business prime contractors. The company also anticipates that a successful re-competition will enable DRC to retain and preserve profits on substantially all of its labor base currently supporting these customers, resulting in an increase in profit margins.

Product sales (Metrigraphics segment)

Product sales for the Metrigraphics segment increased by $0.3 million, or 19.0%, in the first quarter of 2005, compared to the same prior year quarter. This increase reflects the overall improvement in order levels and a strengthening in the segment’s market in recent periods.

Funded backlog

The company’s funded backlog was $186.3 million at March 31, 2005, $165.0 million at December 31, 2004 and $145.8 million at March 31, 2004. Included in the company’s funded backlog at March 31, 2005 and December 31, 2004, were $28.1 million and $30.9 million, respectively, of funded backlog attributable to Impact Innovations. The company expects that substantially all of its backlog will generate revenue during the subsequent twelve month period. The funded backlog generally is subject to possible termination at the convenience of the contracting party. A portion of the company’s funded backlog is based on annual purchase contracts and subject to annual governmental approvals or appropriations legislation. The amount of backlog as of any date may be affected by the timing of order receipts and associated deliveries.

Gross margin

The company’s total gross margins were 15.4% and 14.6% for the first quarters of 2005 and 2004, respectively. The overall improvement in gross margin in 2005 is primarily the result of lower employee benefit and other indirect overhead costs as a percentage of revenues.

The company’s gross margins on contract revenues were 15.4% and 14.5% in the first quarters of 2005 and 2004, respectively. The improvement in 2005 is primarily attributable to lower indirect overhead costs as a percentage of revenues.

The company’s gross margins on product sales were 17.3% and 20.3% in the first quarters of 2005 and 2004, respectively. The decrease in margin performance in 2005 is primarily attributable to changes in product mix and higher costs associated with sales to international customers.

Selling, general and administrative expenses

Selling, general and administrative expenses increased from $5.3 million in the first quarter of 2004, to $6.0 million in the first quarter of 2005. Costs have increased primarily due to the addition of staff and administrative expenses associated with the acquisition of Impact Innovations on September 1, 2004. In the first quarter, selling, general and administrative expenses included charges of $0.1 million and $0.3 million for 2005 and 2004, respectively, which were related to deferred compensation. These charges were offset by similar credits to other income in the same periods.

Amortization of intangible assets

Amortization expense of $0.8 million in the first quarter of 2005 relates to intangible assets acquired in the company’s 2004 purchase of Impact Innovations and the company’s 2002 purchases of Andrulis Corporation and HJ Ford Associates, Inc. Amortization expense related to the company’s 2002 acquisitions was $0.4 million in the first quarter of 2004.

Operating income (loss)

The company’s operating income was $4.6 million in the first quarter of 2005 and $3.4 million in the first quarter of 2004. The increase in operating income in the current year, compared to the same prior year period, is primarily attributable to the inclusion of Impact Innovations, which was acquired on September 1, 2004. Impact Innovations reported revenues of $11.4 million in the first quarter of 2005.

Segment operating income (loss) includes amortization of intangible assets and selling, engineering and administrative expenses directly attributable to the segment. All corporate operating expenses, including depreciation of corporate assets, are allocated between the segments based on segment revenues. Operating income for the Systems and Services segment was $4.6 million in the three months ended March 31, 2005, compared to $3.5 million in the same prior year period. The Metrigraphics segment reported essentially break-even results in the first quarter of 2005, and an operating loss of $0.1 million in the first quarter of 2004.

Interest income and expense

The company incurred interest expense totaling $1.1 million in the first quarter of 2005 and $0.2 million in the first quarter of 2004. The increase in interest expense in the current year is primarily attributable to the acquisition loan used to fund the September 1, 2004 acquisition of Impact Innovations and higher interest rates. The interest rates on the company’s current financing vehicles are variable. These vehicles are described in detail in the “Liquidity and Capital Resources” section below. The weighted average interest rates on the company’s outstanding borrowings were 5.94% and 3.22% at March 31, 2005 and 2004, respectively. An increase in one percentage point in the company’s rates would result in approximately $0.7 million of additional interest expense on an annual basis. The company is focused on debt reduction in order to reduce its interest expense in subsequent periods.

The company recorded approximately $10,000 and $7,000 of interest income in the first quarters of 2005 and 2004, respectively.

Other income, net

The company recorded net other income of approximately $25,000 and $0.4 million in the three month periods ended March 31, 2005 and 2004, respectively. Included in these amounts are income of $0.1 million and $0.3 million, respectively, related to investments held in a rabbi trust associated with the company’s deferred compensation plan. These credits were offset by similar charges to selling, general and administrative expenses in the same periods.

Income tax provision

The company recorded income tax provisions of $1.4 million, or 40.1% of pre-tax income, and $1.5 million, or 42.3% of pre-tax income, in the first three months of 2005 and 2004, respectively. The reduction in the 2005 tax rate reflects changes in estimates during 2004 for non-deductible expenses. The 2005 rate was unchanged from the 2004 year-end rate.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005 and December 31, 2004, the company had cash and cash equivalents aggregating $0.6 million and $0.9 million, respectively. The decrease in cash and cash equivalents is primarily the result of $1.7 million used in financing activities, including $2.5 million of net principal payments on the company’s borrowings and $1.4 million used in investing activities, including $1.2 million of capital expenditures. These amounts were partially offset by $2.8 million of cash provided by operating activities, including $0.2 million of cash used for discontinued operations.

Operating activities

Cash used in operating activities totaled $2.8 million for the three months ended March 31, 2005, and is primarily attributable to $2.1 million of net income, depreciation and amortization expenses aggregating $1.7 million and $8.7 million of decreases in accounts receivable. These amounts were partially offset by a $7.0 million increase in unbilled expenditures and fees on contracts in process and decreases of $2.3 million in accrued payroll and employee benefits and $1.6 million in other accrued expenses.

Stock compensation expense increased to $0.2 million in the first quarter of 2005, from $0.1 million in the comparable prior year quarter. The company has realigned its approach to equity compensation by increasing its use of restricted stock awards and reducing its use of stock option awards. As a result, higher non-cash expense was recorded in the current year, and will continue to be recorded in subsequent periods.

Non-cash amortization expense of the company’s acquired intangible assets was $0.8 million and $0.4 million in the first quarters of 2005 and 2004, respectively. As a result of the company’s recent business acquisition, the company anticipates that non-cash expense for the amortization of intangible assets will remain at this quarterly level throughout 2005.

At both March 31, 2005 and December 31, 2004, deferred taxes on unbilled receivables totaled approximately $17 million. Concurrent with an ongoing audit of the company’s 2003 and 2002 federal income tax returns, the Internal Revenue Service (“IRS”) has challenged the deferral of income for tax purposes related to the company’s unbilled accounts receivable (which are reported under the caption “Unbilled expenditures and fees on contracts in process” in both current and noncurrent assets in the company’s Consolidated Balance Sheets), including the applicability of a Letter Ruling issued by the IRS to the company in January 1976, which granted to the company deferred tax treatment of its unbilled receivables. While the outcome of the audit is not known, the company may incur interest expense, the company’s deferred tax liabilities may be reduced and income tax payments may be increased substantially in 2005 and beyond.

Total accounts receivable and current and noncurrent unbilled expenditures and fees on contracts in process were $94.4 million and $96.3 million at March 31, 2005 and December 31, 2004, respectively. Billed accounts receivable decreased $8.7 million in the first quarter of 2005, while unbilled amounts increased $7.0 million in the aggregate.

The decrease in billed receivables was due to strong cash collections in the first quarter of 2005. Collection delays encountered in the fourth quarter of 2004 with the U.S. Defense Finance and Accounting Services and the General Services Administration improved significantly in the first quarter of 2005.

Regarding unbilled receivables, $3.6 million of the increase related to costs incurred on the company’s contract with the State of Ohio (the “Ohio contract”), for which payment is contractually deferred. Total unbilled receivables on this contract were $11.8 million at March 31, 2005 and $8.2 million at December 31, 2004. As noted in the company’s most recent 10-K filing with the SEC, the State of Ohio and the company have agreed to negotiate accelerated payment terms on the contract. The outcome of such negotiations is uncertain at this time.

Total accounts receivable (including unbilled amounts) days sales outstanding, or DSO, was 116 at March 31, 2005 and 111 at December 31, 2004. The Ohio contract receivable balance accounted for 14 days of the company’s DSO at March 31, 2005, and 9 days of the company’s DSO at December 31, 2004, which accounted for the entire increase in total DSO. An increase of $3.4 million in unbilled costs on contracts other than the Ohio contract was offset by the decrease in billed receivables noted above.

Investing activities

The company used $1.4 million of cash in investing activities, primarily comprised of capital expenditures aggregating $1.2 million, including $0.9 for renovations to the company’s Andover, Massachusetts corporate headquarters. The company’s capital expenditures, excluding business acquisitions, if any, are expected to approximate $5 to $6 million in 2005, primarily for facilities and infrastructure consolidation and improvement.

The company believes that selective acquisitions are an important component of its growth strategy. The company may acquire, from time to time, firms or properties that are aligned with the company’s core capabilities and which complement the company’s customer base. The company will continue to consider acquisition opportunities that align with its strategic objectives, along with the possibility of utilizing the credit facility, described below, as a source of financing.

Financing activities

The company used $1.7 million of cash in financing activities, including $2.5 million of net principal payments on the company’s borrowings. These payments were partially offset by $0.8 million of proceeds from the exercise of stock options and issuance of shares under the employee stock purchase plan.

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

The company used $53.4 million of the $55.0 million of proceeds from the acquisition term loan to complete the acquisition of Impact Innovations. The company repaid $1.6 million of the original $55.0 million financed on September 1, 2004. The facility requires quarterly principal payments on the acquisition term loan of approximately $2 million, with a final payment of approximately $16 million on September 1, 2009. At March 31, 2005, the outstanding principal balance on the acquisition term loan was $50.1 million.

The company has a ten-year term loan as amended and restated on September 1, 2004, with an outstanding principal balance of $7.6 million at March 31, 2005, which is secured by a mortgage on the company’s headquarters in Andover, Massachusetts. The agreement requires quarterly principal payments of $125,000, with a final payment of $5.0 million due on May 1, 2010.

The revolver has a five-year term and is available to the company for general corporate purposes, including strategic acquisitions. The fee on the unused portion of the revolver ranges from 0.25% to 0.50% per annum, depending on the company’s leverage ratio, and is payable quarterly in arrears. At March 31, 2005, the outstanding principal balance on the revolver was $9.6 million. The excess cash flow recapture provisions described below require that additional payments under these provisions be applied first to the outstanding balance of the revolver. Accordingly, the company has classified the outstanding balance of the revolver as a current liability in its Consolidated Balance Sheets.

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

The company’s results of operations, cash flows and financial condition are subject to certain trends, events and uncertainties, including demands for capital to support growth, economic conditions, government payment practices and contractual matters. The company’s need for, cost of and access to funds are depending on future operating results, the company’s growth and acquisition activity, and conditions external to the company.

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

Commitments

The company’s contractual obligations as of March 31, 2005 consist of the following (in thousands):

		Payments due by period
		Less than	Two to three	Four to five
	Total	one year	years	years	Thereafter
Revolver	$9,550	$9,550	$—	$—	$—
Long-term debt	57,753	8,357	16,714	27,557	5,125
Operating leases	20,921	4,982	6,298	4,385	5,256

Total contractual obligations	$88,224	$22,889	$23,012	$31,942	$10,381

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

At March 31, 2005, the company had recorded a current liability of $4.7 million that represents the amount it expects to contribute to fund its pension plan within one year of that date. This amount is not included in the table above.

CONTINGENCIES

The company has change of control agreements with certain of its employees that provide them with benefits should their employment with the company be terminated other than for cause or their disability or death, or if they resign for good reason, as defined in these agreements, within a certain period of time from the date of any change of control of the company.

As a defense contractor, the company is subject to many levels of audit and review from various government agencies, including the Defense Contract Audit Agency, various inspectors general, the Defense Criminal Investigation Service, the Government Accountability Office, the Department of Justice and other congressional committees. Both related to and unrelated to its defense industry involvement, the company is, from time to time, involved in audits, lawsuits, claims, administrative proceedings and investigations. The company accrues for liabilities associated with these activities when it becomes probable that future expenditures will be made and such expenditures can be reasonably estimated. The company’s evaluation of the likelihood of expenditures related to these matters is subject to change in future periods, depending on then current events and circumstances, which could have material adverse effects on the company’s business, financial position, results of operations and cash flows.

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

On February 3, 2004, a suit was filed in the Circuit Court for the County of Fairfax, Virginia against the company by Cushman & Wakefield of Virginia, Inc. (“Cushman & Wakefield”), a real estate broker that the company maintains it had not retained, claiming breach of contract and nonpayment of a commission fee related to an office lease. On January 12, 2005, a judgment of $407,000 was entered against the company. The real estate broker retained by the company for such office lease has indemnified the company from any such claims. However, the company may also be liable for Cushman & Wakefield’s legal costs, against which the company’s broker may not indemnify the company. The company and its real estate broker are considering their options for appeal. The company has recorded a reserve for costs related to this matter. While the company believes it has accrued sufficient amounts for these costs, it is possible that an additional liability could be incurred which could have a material adverse effect on the company’s business, financial position, results of operations and cash flows.

In both the three months ended March 31, 2005 and the year ended December 31, 2004, approximately 89% of the company’s revenues were derived from sales to United States Government agencies, primarily the Department of Defense. All of the company’s United States Government contracts are subject to termination for convenience in accordance with government regulations. In the three months ended March 31, 2005 and the year ended December 31, 2004, sales to agencies of state and local governments comprised approximately 8% and 7%, respectively, of revenues. Many of the contracts the company has won are multi-year efforts. In accordance with state laws, funding must be approved annually by the respective state’s legislature.

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

Revenue Recognition

The company’s Systems and Services business segment provides its services pursuant to time and materials, cost reimbursable and fixed-price contracts, including service-type contracts.

For time and materials contracts, revenue reflects the number of direct labor hours expended in the performance of a contract multiplied by the contract billing rate, as well as reimbursement of other billable direct costs. The risk inherent in time and materials contracts is that actual costs may differ materially from negotiated billing rates in the contract, which would directly affect operating income.

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

Revenue from service-type fixed-price contracts is recognized ratably over the contract period or by other appropriate output methods to measure service provided, and contract costs are expensed as incurred. The risk to the company on a fixed-price contract is that if estimates to complete the contract change from one period to the next, profit levels will vary from period to period.

For all types of contracts, the company recognizes anticipated contract losses as soon as they become known and estimable. Out-of-pocket expenses that are reimbursable by the customer are included in contract revenue and cost of contract revenue.

Unbilled expenditures and fees on contracts in process are the amounts of recoverable contract revenue that have not been billed at the balance sheet date. Generally, the company’s unbilled expenditures and fees relate to revenue that is billed in the month after services are performed. In certain instances, billing is deferred in compliance with contract terms, such as milestone billing arrangements and withholdings, or delayed for other reasons. Billings which must be deferred more than one year from the balance sheet date are classified as noncurrent assets. Costs related to certain United States Government contracts, including applicable indirect costs, are subject to audit by the government. Revenue from such contracts has been recorded at amounts the company expects to realize upon final settlement. Unbilled expenditures and fees also include subcontractor costs for which invoices have not been received and for which revenues have not been recognized.

The company’s Metrigraphics business segment records revenue from product sales upon transfer of title and risk of loss to the customer provided there is evidence of an arrangement, fees are fixed or determinable, no significant obligations remain, collection of the related receivable is reasonably assured and customer acceptance criteria have been successfully demonstrated.

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

Business Combinations

Since 2002, the company has completed three business acquisitions. The company determines and records the fair values of assets acquired and liabilities assumed as of the dates of acquisition. The company utilizes an independent specialist to determine the fair values of identifiable intangible assets acquired in order to determine the portion of the purchase price allocable to these assets.

Deferred Taxes

The company records a valuation allowance to reduce its deferred tax asset to the amount that is more likely than not to be realized. The company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event it is determined that the company would be able to realize its deferred tax asset in excess of their net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the company determine it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Pensions

Accounting and reporting for the company’s pension plan requires the use of assumptions, including but not limited to, discount rate, rate of compensation increases and expected return on assets. If these assumptions differ materially from actual results, the company’s obligations under the pension plan could also differ materially, potentially requiring the company to record an additional pension liability. An actuarial valuation of the pension plan is performed each year. The results of this actuarial valuation are reflected in the accounting for the pension plan upon determination.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment (“SFAS 123R”). SFAS 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under SFAS 123R, companies will be required to recognize compensation costs related to share-based payment transactions to employees in their financial statements. The amount of compensation cost will be measured using the grant-date fair value of the equity or liability instruments issued. Additionally, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. The company is required to adopt the new standard in the first quarter of 2006. The company historically has disclosed the pro forma effect of expensing its stock options as prescribed by SFAS 123. The company is evaluating the different alternatives available for applying the provisions of SFAS 123R, including guidance provided by the SEC in the Commission’s Staff Accounting Bulletin No. 107, and is currently assessing their effects on its financial position and results of operations.

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

In both the three months ended March 31, 2005 and the year ended December 31, 2004, approximately 89% of our revenue was derived from United States government agencies. Within the Department of Defense, certain individual programs account for a significant portion of our United States Government business. Our revenue from contracts with the Department of Defense, either as a prime contractor or subcontractor, accounted for approximately 76% of our total revenue in the three months ended March 31, 2005, and approximately 78% of our total revenue in the year ended December 31, 2004. We cannot provide any assurance that any of these programs will continue as such or will continue at current levels. Our revenue could be adversely affected by significant changes in defense spending during periods of declining United States defense budgets. Among the effects of this general decline has been increased competition within a consolidating defense industry.

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

For fixed price contracts, we must estimate the costs necessary to complete the defined statement of work and recognize revenue or losses in accordance with such estimates. Actual costs may vary materially from the estimates made from time to time, necessitating adjustments to reported revenue and net income. Underestimates of the costs associated with a project could adversely affect our overall profitability and could have a material adverse effect on our business, financial condition, results of operations and cash flows. While we endeavor to maintain and improve contract profitability, we cannot be certain that any of our existing or future time and materials or fixed-price projects will be profitable. The company’s revenues earned under fixed price contracts has increased as a percentage of total revenues from approximately 16% in the three months ended March 31, 2004, to approximately 25% in the three months ended March 31, 2005.

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

We Are Subject to a High Level of Government Regulations and Audits Under Our Government Contracts and Subcontracts.

As a defense contractor, we are subject to many levels of audit and review, including by the Defense Contract Audit Agency, various inspectors general, the Defense Criminal Investigative Service, the Government Accountability Office, the Department of Justice and congressional committees. These audits, reviews and the pending grand jury investigation and civil suit in the United States District Court for the District of Massachusetts could result in the termination of contracts, the imposition of fines or penalties, the withholding of payments due to us or the prohibition from participating in certain United States government contracts for a specified period of time. Any such action could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

On February 3, 2004, a suit was filed in the Circuit Court for the County of Fairfax, Virginia against the company by Cushman & Wakefield of Virginia, Inc. (“Cushman & Wakefield”), a real estate broker that the company maintains it had not retained, claiming breach of contract and nonpayment of a commission fee related to an office lease. On January 12, 2005, a judgment of $407,000 was entered against the company. The real estate broker retained by the company for such office lease has indemnified the company from any such claims. However, the company may also be liable for Cushman & Wakefield’s legal costs, against which the company’s broker may not indemnify the company. The company and its real estate broker are considering their options for appeal. The company has recorded a reserve for costs related to this matter. While the company believes it has accrued sufficient amounts for these costs, it is possible that an additional liability could be incurred which could have a material adverse effect on the company’s business, financial position, results of operations and cash flows.

If We Are Unable to Effectively and Efficiently Eliminate the Material Weaknesses and Significant Deficiencies in Our Internal Controls and Procedures, We May Not Be Able to Accurately Report Our Financial Results. As a Result, Current and Potential Stockholders Could Lose Confidence in Our Financial Reporting, Which Would Harm Our Business and the Trading Price of Our Stock.

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal control over financial reporting that need improvement.

At December 31, 2004, the company disclosed four material weaknesses related to internal controls, and in the past has disclosed significant deficiencies. Refer to Item 9A of our Annual Report on Form 10-K/A for the year ended December 31, 2004, and to Item 4 of this Quarterly Report on Form 10-Q, for additional information on these weaknesses and deficiencies. Based on management’s assessment, management has concluded that, as of December 31, 2004, the company’s internal control over financial reporting was not effective as a result of the effect of these material weaknesses.

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

We May Be Subject to Product or Service Liability Claims.

Our products and services are generally designed to operate as important components of complex systems or products. Defects in our products and services could cause our customer’s product or systems to fail or perform below expectations. Although we attempt to contractually limit our liability for such defects or failures, we cannot assure you that our attempts to limit our liability will be successful. We may be subject to claims for alleged performance issues related to our products or services. Such claims, if made, could damage our reputation and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our Quarterly Operating Results May Vary Significantly From Quarter to Quarter.

Our revenue and earnings may fluctuate from quarter to quarter depending on a number of factors, including:

•	the number, size and timing of client projects commenced and completed during a quarter;

•	bid and proposal efforts undertaken;

•	progress on fixed-price projects during a given quarter;

•	employee productivity and hiring, attrition and utilization rates;

•	accuracy of estimates of resources required to complete ongoing projects;

•	the trend in interest rates; and

•	general economic conditions.

Demand for our products and services in each of the markets we serve can vary significantly from quarter to quarter due to revisions in customer budgets or schedules and other factors beyond our control. In addition, because a high percentage of our expenses is fixed and does not vary relative to revenue, a decrease in revenue may cause a significant variation in our operating results. Additionally, at March 31, 2005, the company had $67.3 million of outstanding debt, or approximately 51% of its invested capital at that date.

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

DYNAMICS RESEARCH CORPORATION

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company is subject to interest rate risk associated with our acquisition term loan, term loan and revolver, where interest payments are tied to either the LIBOR or prime rate. The interest rate on the acquisition term loan was 5.99% at March 31, 2005, under the 90-day LIBOR Rate option elected on February 1, 2005. The interest rate on the term loan was 5.74% at March 31, 2005, under the 90-day LIBOR Rate option elected on February 1, 2005. The interest rate on $2.6 million of the revolver was 6.25% at March 31, 2005, under the Base Rate option. The interest rate on the remaining $7.0 million of the revolver’s outstanding balance at March 31, 2005 was 5.75%, under the 30-day LIBOR Rate option elected on March 7, 2005. At any time, a modest rise in interest rates could have an adverse effect on net income as reported in the company’s Consolidated Statements of Operations. An increase of one full percentage point in the interest rate on the company’s acquisition term loan, term loan and revolver would result in increases in annual interest expense aggregating $0.7 million.

The company presently has no investments in debt securities and, accordingly, no exposure to market interest rates on investments.

The company has no significant exposure to foreign currency fluctuations. Foreign sales, which are nominal, are primarily denominated in United States dollars.

Item 4. CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer, based on their evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that our disclosure controls and procedures are effective for ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In our Annual Report on Form 10-K/A, Amendment No. 1 to Form 10-K, for the year ended December 31, 2004, we identified and disclosed four material weaknesses in internal control over financial reporting in the following areas:

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

Evidence of the Performance of Review Controls. In several instances either: (1) the company’s internal control design did not require review controls, (2) testing indicated that required reviews were not consistently documented; or (3) management’s design of controls did not require documented evidence, such as signatures, of reviews performed. Lack of review and the inability to demonstrate that reviews were performed creates the potential that undetected errors could occur.

Assessment of the Effectiveness of Internal Controls. The scope, testing and evaluation of test results of management’s assessment of the effectiveness of internal controls were insufficient in these areas: footnote disclosures, fixed assets, accounts receivable and information technology controls. Also, the basis for evaluating test exceptions was not adequately documented.

To remediate these material weaknesses, the personnel responsible for these areas have been working to identify and define their remediation plans. After individual remediation plans are complete, they are reviewed and approved by our senior management. It is anticipated that senior management and the company’s Board of Directors will receive regular updates on the progress of each of these personnel toward complete and effective remediation. Currently, these remediation plans include approximately 50 tasks in the aggregate to correct these weaknesses. Of these tasks, several immaterial changes and one material change have been implemented. This material change involves the transition of payroll processing and purchases related to selling, general and administrative functions from the company’s subsidiaries to the corporate offices in Andover, Massachusetts.

There have been no other changes in the company’s internal control over financial reporting that occurred during the company’s first quarter of 2005 that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting.

The company will continue to include reports on its progress in these areas in its quarterly filings with the SEC.

DYNAMICS RESEARCH CORPORATION

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

As a defense contractor, the company is subject to many levels of audit and review from various government agencies, including the Defense Contract Audit Agency, various inspectors general, the Defense Criminal Investigation Service, the Government Accountability Office, the Department of Justice and other congressional committees. Both related to and unrelated to its defense industry involvement, the company is, from time to time, involved in audits, lawsuits, claims, administrative proceedings and investigations. The company accrues for liabilities associated with these activities when it becomes probable that future expenditures will be made and such expenditures can be reasonably estimated. The company’s evaluation of the likelihood of expenditures related to these matters is subject to change in future periods, depending on then current events and circumstances, which could have material adverse effects on the company’s business, financial position, results of operations and cash flows.

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

On February 3, 2004, a suit was filed in the Circuit Court for the County of Fairfax, Virginia against the company by Cushman & Wakefield of Virginia, Inc. (“Cushman & Wakefield”), a real estate broker that the company maintains it had not retained, claiming breach of contract and nonpayment of a commission fee related to an office lease. On January 12, 2005, a judgment of $407,000 was entered against the company. The real estate broker retained by the company for such office lease has indemnified the company from any such claims. However, the company may also be liable for Cushman & Wakefield’s legal costs, against which the company’s broker may not indemnify the company. The company and its real estate broker are considering their options for appeal. The company has recorded a reserve for costs related to this matter. While the company believes it has accrued sufficient amounts for these costs, it is possible that an additional liability could be incurred which could have a material adverse effect on the company’s business, financial position, results of operations and cash flows.

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

DYNAMICS RESEARCH CORPORATION
(Registrant)

Date: May 10, 2005	/s/ David Keleher

David Keleher
Senior Vice President and Chief Financial Officer

/s/ Francis Murphy

Francis Murphy
Vice President, Corporate Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Name	Location
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith