Form 10-Q
period 2005-06-30
DYNAMICS RESEARCH CORP
filed 2005-08-08
CIK 30822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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
As of July 29, 2005, there were 8,922,661 shares of the Registrant’s Common Stock, $0.10 par value, outstanding.

DYNAMICS RESEARCH CORPORATION

Dynamics Research Corporation
Consolidated Balance Sheets
(in thousands, except share data)

	June 30,	December 31,
	2005	2004
	(unaudited)	(audited)
Assets
Current assets
Cash and cash equivalents	$814	$925
Accounts receivable, net of allowances of $301 at June 30, 2005 and $396 at December 31, 2004	36,986	45,978
Unbilled expenditures and fees on contracts in process	53,031	48,119
Prepaid expenses and other current assets	3,821	5,668

Total current assets	94,652	100,690

Noncurrent assets
Property, plant and equipment, net	22,655	22,139
Goodwill	63,055	63,055
Intangible assets, net	10,000	11,519
Unbilled expenditures and fees on contracts in process	6,489	2,203
Other noncurrent assets	3,148	5,528

Total noncurrent assets	105,347	104,444

Total assets	$199,999	$205,134

Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$8,357	$8,357
Revolver	3,013	10,000
Accounts payable	19,920	20,550
Accrued payroll and employee benefits	19,069	17,914
Deferred income taxes	16,321	15,418
Other accrued expenses	3,102	4,447
Discontinued operations	106	422

Total current liabilities	69,888	77,108

Long-term liabilities
Long-term debt, less current portion	47,306	51,485
Deferred income taxes	1,015	591
Accrued pension liability	8,409	11,336
Other long-term liabilities	6,529	3,296

Total long-term liabilities	63,259	66,708

Total liabilities	133,147	143,816

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.10 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.10 par value, 30,000,000 shares authorized:
Issued — 8,913,311 shares at June 30, 2005 and 8,737,562 shares at December 31, 2004	891	874
Capital in excess of par value	43,274	40,849
Unearned compensation	(2,309)	(1,572)
Accumulated other comprehensive loss	(9,259)	(7,724)
Retained earnings	34,255	28,891

Total stockholders’ equity	66,852	61,318

Total liabilities and stockholders’ equity	$199,999	$205,134

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Dynamics Research Corporation
Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Contract revenue	$74,539	$63,065	$146,378	$123,702
Product sales	1,649	1,885	3,352	3,316

Total revenue	76,188	64,950	149,730	127,018

Cost of contract revenue	62,947	54,158	123,753	105,995
Cost of product sales	1,297	1,359	2,706	2,500
Selling, general and administrative expenses	6,686	4,935	12,707	10,270
Amortization of intangible assets	765	381	1,519	762

Total operating costs and expenses	71,695	60,833	140,685	119,527

Operating income	4,493	4,117	9,045	7,491
Interest expense, net	(1,046)	(361)	(2,132)	(574)
Other income	2,077	56	2,102	437

Income before provision for income taxes	5,524	3,812	9,015	7,354
Provision for income taxes	2,251	1,613	3,651	3,111

Net income	$3,273	$2,199	$5,364	$4,243

Earnings per common share
Basic	$0.37	$0.26	$0.62	$0.50
Diluted	$0.36	$0.24	$0.58	$0.47

Weighted average shares outstanding
Weighted average shares outstanding — basic	8,743,516	8,461,945	8,719,577	8,428,105
Dilutive effect of options and restricted stock grants	458,497	557,194	487,458	570,234

Weighted average shares outstanding — diluted	9,202,013	9,019,139	9,207,035	8,998,339

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Dynamics Research Corporation
Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income
Three and six months ended June 30, 2005
(unaudited)
(in thousands)

					Accumulated
	Common stock		Capital in		other
	Issued		excess of	Unearned	comprehensive	Retained
	Shares	Par value	par value	compensation	loss	earnings	Total
Three months ended June 30, 2005
Balance March 31, 2005	8,880	$888	$42,824	$(2,614)	$(8,136)	$30,982	$63,944

Issuance of common stock through stock options exercised and employee stock purchase plan	42	4	538	—	—	—	542
Issuance of restricted stock	15	1	227	(228)	—	—	—
Forfeiture of restricted stock	(23)	(2)	(335)	280	—	—	(57)
Retirement of restricted stock	(1)	—	(10)	—	—	—	(10)
Amortization of unearned compensation	—	—	—	253	—	—	253
Change in unrealized gain on investment in Lucent Technologies shares, net of tax	—	—	—	—	(1,123)		(1,123)
Tax benefit from stock options exercised and employee stock purchase plan	—	—	30	—	—	—	30
Net income	—	—	—	—	—	3,273	3,273

Balance June 30, 2005	8,913	$891	$43,274	$(2,309)	$(9,259)	$34,255	$66,852

Six months ended June 30, 2005
Balance December 31, 2004 (audited)	8,737	$874	$40,849	$(1,572)	$(7,724)	$28,891	$61,318

Issuance of common stock through stock options exercised and employee stock purchase plan	121	12	1,333	—	—	—	1,345
Issuance of restricted stock	91	8	1,495	(1,503)	—	—	—
Forfeiture of restricted stock	(24)	(2)	(347)	289	—	—	(60)
Retirement of restricted stock	(12)	(1)	(176)	—	—	—	(177)
Amortization of unearned compensation	—	—	—	477	—	—	477
Change in unrealized gain on investment in Lucent Technologies shares, net of tax	—	—	—	—	(1,535)		(1,535)
Tax benefit from stock options exercised and employee stock purchase plan	—	—	120	—	—	—	120
Net income	—	—	—	—	—	5,364	5,364

Balance June 30, 2005	8,913	$891	$43,274	$(2,309)	$(9,259)	$34,255	$66,852

     Comprehensive income is calculated as follows:

	Three	Six
	months	months
	ended	ended
	June 30, 2005
Net income	$3,273	$5,364
Change in unrealized gain on investment in Lucent Technologies shares sold in June 2005, net of tax:
Unrealized holding (loss) during the period		(412)
Reclassification adjustment of realized gain included in net income	(1,123)	(1,123)

	(1,123)	(1,535)

Comprehensive income	$2,150	$3,829

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Dynamics Research Corporation
Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income
Three and six months ended June 30, 2004
(unaudited)
(in thousands)

							Accumulated
	Common stock				Capital in		other
	Issued		Treasury stock		excess of	Unearned	comprehensive	Retained
	Shares	Par value	Shares	Par value	par value	compensation	loss	earnings	Total
Three months ended June 30, 2004
Balance March 31, 2004	9,932	$993	(1,379)	$(138)	$38,496	$(1,933)	$(7,556)	$21,562	$51,424

Issuance of common stock through stock options exercised and employee stock purchase plan	69	7	—	—	778	—	—	—	785
Issuance of restricted stock	17	2	—	—	284	(286)	—	—	—
Forfeiture of restricted stock	(10)	(1)	—	—	(121)	122	—	—	—
Repurchase and retirement of restricted stock	—	—	—	—	—	—	—	—	—
Amortization of unearned compensation	—	—	—	—	—	144	—	—	144
Tax benefit from stock options exercised and employee stock purchase plan	—	—	—	—	101	—	—	—	101
Net income	—	—	—	—	—	—	—	2,199	2,199

Balance June 30, 2004	10,008	$1,001	(1,379)	$(138)	$39,538	$(1,953)	$(7,556)	$23,761	$54,653

Six months ended June 30, 2004
Balance December 31, 2003 (audited)	9,822	$982	(1,379)	$(138)	$36,642	$(797)	$(7,556)	$19,518	$48,651

Issuance of common stock through stock options exercised and employee stock purchase plan	121	12	—	—	1,374	—	—	—	1,386
Issuance of restricted stock	88	9	—	—	1,570	(1,579)	—	—	—
Forfeiture of restricted stock	(20)	(2)	—	—	(212)	214	—	—	—
Repurchase and retirement of restricted stock	(3)	—	—	—	(36)	—	—	—	(36)
Amortization of unearned compensation	—	—	—	—	—	209	—	—	209
Tax benefit from stock options exercised and employee stock purchase plan	—	—	—	—	200	—	—	—	200
Net income	—	—	—	—	—	—	—	4,243	4,243

Balance June 30, 2004	10,008	$1,001	(1,379)	$(138)	$39,538	$(1,953)	$(7,556)	$23,761	$54,653

     Comprehensive income is calculated as follows:

	Three	Six
	months	months
	ended	ended
	June 30, 2004
Net income	$2,199	$4,243
Adjustments to Accumulated other comprehensive loss	—	—

Comprehensive income	$2,199	$4,243

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Dynamics Research Corporation
Consolidated Statements of Cash Flows (unaudited) (in thousands)

	Six months ended
	June 30,
	2005	2004
Operating activities
Net income	$5,364	$4,243
Adjustments to reconcile net cash provided by (used in) operating activities
Depreciation	1,908	1,772
Amortization of intangible assets	1,519	762
Stock compensation expense	477	209
Non-cash interest expense	98	54
Investment income from equity interest	(89)	(113)
Tax benefit from stock options exercised	120	200
Deferred income taxes	2,320	378
(Gain) loss on sale of shares of Lucent Technologies and disposal of capital equipment	(1,999)	4
Change in operating assets and liabilities
Accounts receivable, net	8,992	(10,927)
Unbilled expenditures and fees on contracts in process	(9,024)	(9,972)
Prepaid expenses and other current assets	1,847	(21)
Accounts payable	2,170	910
Accrued payroll and employee benefits	1,155	(1,029)
Other accrued expenses	(4,122)	370

Net cash provided by (used in) continuing operations	10,736	(13,160)
Net cash used in discontinued operations	(316)	(442)

Net cash provided by (used in) operating activities	10,420	(13,602)

Investing activities
Additions to property, plant and equipment	(2,426)	(2,182)
Purchase of business	(128)	—
Dividends from equity investment	60	60
Proceeds from sale of shares of Lucent Technologies and disposal of capital equipment	2,001	10
Increase in other assets	(217)	(352)

Net cash used in investing activities	(710)	(2,464)

Financing activities
Net (repayments) borrowings under revolving credit agreement	(6,987)	12,387
Principal payments under loan agreements	(4,179)	(250)
Proceeds from the exercise of stock options and issuance of common stock	1,345	1,350

Net cash (used in) provided by financing activities	(9,821)	13,487

Net decrease in cash and cash equivalents	(111)	(2,579)
Cash and cash equivalents, beginning of period	925	2,724

Cash and cash equivalents, end of period	$814	$145

Supplemental information
Cash paid for interest	$2,023	$429
Cash (refunded) paid for income taxes, net	$(696)	$258
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
In the opinion of management, all material adjustments that are of a normal and recurring nature necessary for a fair presentation of the results for the periods presented have been reflected. All material intercompany transactions and balances have been eliminated in consolidation. The results of the three and six month periods ended June 30, 2005 may not be indicative of the results that may be expected for the year ended December 31, 2005. The accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in the company’s Annual Report on Form 10-K/A, Amendment No. 1 to Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) for the year ended December 31, 2004.
On September 1, 2004, the company acquired Impact Innovations from J3 Technology Services Corp. (“J3 Technology”). Impact Innovations, based in the Washington, D.C. area, offered solutions in business intelligence, enterprise software, application development, information technology service management and other related areas. The results of this acquired entity are included in the company’s Consolidated Statements of Operations for the three and six months ended June 30, 2005 and the Consolidated Statement of Cash Flows for the six months then ended.
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
Due to their antidilutive effect, approximately 115,000 and 66,000 options to purchase common stock were excluded from the calculation of diluted earnings per share for the second quarters of 2005 and 2004, respectively. Approximately 81,000 and 66,000 options to purchase common stock were excluded from the calculation of diluted income per share for the six months ended June 30, 2005 and 2004, respectively, as their effect would be antidilutive. However, these options could become dilutive in future periods.
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

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income, as reported	$3,273	$2,199	$5,364	$4,243
Deduct: Total stock-based employee compensation determined under fair-value-based method for all awards, net of related tax effects	(122)	(133)	(268)	(213)

Pro forma net income	$3,151	$2,066	$5,096	$4,030

Net income per share:
Basic, as reported	$0.37	$0.26	$0.62	$0.50
Basic, pro forma	$0.36	$0.24	$0.58	$0.48
Diluted, as reported	$0.36	$0.24	$0.58	$0.47
Diluted, pro forma	$0.34	$0.23	$0.55	$0.45
The weighted average fair value of options to purchase common stock granted in the second quarter of 2004 was $11.12. No options to purchase common stock were granted during the second quarter of 2005. The weighted average fair values of options to purchase common stock granted in the six months ended June 30, 2005 and 2004 were $12.08 and $11.18, respectively. The fair value of each option to purchase stock is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Expected volatility	—	69.88%	66.38%	69.88%
Dividend yield	—	—	—	—
Risk-free interest rate	—	4.39%	3.87%	4.29%
Expected life in years	—	7.00	6.5	7.00
Investment Available for Sale
In 1998, the company obtained an ownership interest in Telica, Inc. (“Telica”), a privately-held start-up company, in exchange for technology developed by DRC. On September 20, 2004, as a result of the acquisition of Telica by Lucent Technologies (“Lucent”), the company received 672,518 shares of common stock in Lucent (the “Lucent shares”) in exchange for the 1,627,941 shares of Telica common stock (the “Telica shares”) it owned. The company classified the Lucent shares as available-for-sale securities, and accounted for them in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). Prior to the acquisition of Telica by Lucent, the company carried the Telica shares at $0, as there was no readily determinable market value for Telica. The company recorded the Lucent shares at a fair value of $2.5 million at December 31, 2004. This amount was reported as a component of Other Assets in the company’s Consolidated Balance Sheet at December 31, 2004. The unrealized gain of $2.5 million, net of $1.0 million of tax effect, was reported as a component of Accumulated Other Comprehensive Loss in the company’s Consolidated Balance Sheet at December 31, 2004.
On June 27, 2005, the company sold its Lucent shares for $2.0 million, net of transaction costs, realizing a pretax gain on the sale of $2.0 million. The gain on the sale of the Lucent shares is included in Other Income in the company’s Consolidated Statements of Operations for both the three and six month periods ended June 30, 2005.
An additional 74,274 Lucent shares are currently held in escrow for indemnification related to Lucent’s acquisition of Telica. The company will record the fair value of the shares currently held in escrow at the time that these shares, or any portion thereof, are released.

Recent Accounting Pronouncements
In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections: a Replacement of Accounting Principles Board (APB) Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so. Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if that principle had always been used. SFAS 154’s retrospective-application requirement replaces APB Opinion No. 20’s requirement to recognize most voluntary changes in accounting principle by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. Under SFAS 154, correction of an error in previously issued financial statements will continue to be accounted for by restating the prior-period financial statements, and a change in accounting estimate will continue to be accounted for prospectively. The requirements of SFAS 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. The company believes SFAS 154 will only impact the consolidated financial statements in periods in which a change in accounting principle is made.
In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment (“SFAS 123R”). SFAS 123R replaces SFAS 123, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under SFAS 123R, companies will be required to recognize compensation costs related to share-based payment transactions to employees in their financial statements. The amount of compensation cost will be measured using the grant-date fair value of the equity or liability instruments issued. Additionally, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. The company is required to adopt the new standard in the first quarter of 2006. The company historically has disclosed the pro forma effect of expensing its stock options as prescribed by SFAS 123. The company is evaluating the different alternatives available for applying the provisions of SFAS 123R, including guidance provided by the SEC in the Commission’s Staff Accounting Bulletin No. 107, and is currently assessing their effects on its financial position and results of operations.
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
The company’s Metrigraphics business segment records revenue from product sales upon transfer of both title and risk of loss to the customer, provided there is evidence of an arrangement, fees are fixed or determinable, no significant obligations remain, collection of the related receivable is reasonably assured and customer acceptance criteria have been successfully demonstrated.
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
Goodwill
The company assesses goodwill for impairment at least once each year by applying a direct value-based fair value test. Goodwill could be impaired due to market declines, reduced expected future cash flows, or other factors or events. Should the fair value of goodwill, as determined by the company at any measurement date, fall below its carrying value, a charge for impairment of goodwill would occur in that period.

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
Deferred Taxes
The company records a valuation allowance to reduce its deferred tax asset to the amount that is more likely than not to be realized. The company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event it is determined that the company would be able to realize its deferred tax asset in excess of their net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the company determine it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. The company determined that no valuation allowance was required at June 30, 2005.
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
NOTE 2. BUSINESS ACQUISITION
On September 1, 2004, the company completed the acquisition of Impact Innovations from J3 Technology for $53.4 million in cash, subject to adjustment based upon the value of tangible net assets acquired in accordance with the provisions of the Equity Purchase Agreement among the company, Impact Innovations and J3 Technology. The company used the proceeds from the acquisition term loan portion of its new financing facility, entered into on September 1, 2004, to finance the transaction. The company acquired all of the outstanding membership interests of Impact Innovations, which constituted the government contracts business of J3 Technology. Impact Innovations, based in the Washington, D.C. area, offered solutions in business intelligence, enterprise software, application development, information technology service management and other related areas. Its customers include United States government intelligence agencies and various Department of Defense agencies, as well as federal civilian agencies. The company believes that the acquisition of Impact Innovations enhances its Capability Maturity Model Integration (“CMMI”) Level 3 rating for software engineering core competency and enriches DRC’s business intelligence, business transformation and network engineering and operations solution sets, while adding a number of key government defense and civilian customers to the company’s portfolio, including a new customer base in the intelligence community. As part of this transaction, the company paid $0.7 million for legal, audit and other transaction costs related to the acquisition. The company also accrued $0.5 million for exit costs, primarily related to the consolidation of one of the Impact Innovations facilities into a DRC facility, including lease costs for the abandoned acquired facility.
The purchase price was determined through negotiations with J3 Technology based upon the company’s access to new customers, customer relationships and cash flows. A portion of the excess of purchase price over fair value of net assets acquired was allocated on a preliminary basis to customer relationships, which the company estimates to have a useful life of five years, based upon a preliminary independent appraisal. Accordingly, the company is amortizing this intangible asset over five years, based upon the estimated future cash flows of the individual contracts related to this asset. The balance of the excess purchase price was recorded as goodwill. Finalization of the allocation of excess of purchase price over the fair value of net assets acquired to identifiable intangible assets and goodwill will be made after completion of the analysis of their fair values, which the company expects to occur in the third quarter of 2005. The company has accrued $0.5 million for additional cash consideration to the seller based upon the value of tangible net assets acquired that were recorded at December 31, 2004. A change of $1.0 million in the allocation between the acquired identifiable intangible assets would result in a change in annual amortization expense of approximately $0.2 million. An increase in the useful life of the acquired identifiable intangible asset from five years to six years would result in a decrease in annual amortization expense of approximately $0.4 million. A decrease in the useful life of the identifiable intangible asset from five years to four years would result in an increase in annual amortization expense of approximately $0.6 million. This sensitivity analysis assumes that any change would be allocated equally to each financial reporting period. Any actual change to the value or useful life of the customer relationships intangible asset would require analysis to calculate the new estimated future cash flows of the individual contracts related to this asset in order to determine the period amortization expense to be recorded. A summary of the transaction is as follows (in thousands):

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

The activity for the six months ended June 30, 2005, related to the exit costs accrued in connection with the acquisition of Impact Innovations is as follows (in thousands):

Balance at December 31, 2004	$393
Expenditures charged against accrual	(107)

Balance at June 30, 2005	$286

The following pro forma results of operations for the three and six month periods ended June 30, 2004 have been prepared as though the acquisition of Impact Innovations had occurred on January 1, 2004. These pro forma results include adjustments for interest expense and amortization of deferred financing costs on the acquisition term loan used to finance the transaction, amortization expense for the identifiable intangible asset recorded and the effect of income taxes. This pro forma information does not purport to be indicative of the results of operations that would have been attained had the acquisition been made as of January 1, 2004, or of results of operations that may occur in the future (in thousands, except per share data):

	Three months	Six months
	ended	ended
	June 30, 2004	June 30, 2004
Revenue	$78,089	$152,027
Net income	$2,178	$4,123
Earnings per share
Basic	$0.26	$0.49
Diluted	$0.24	$0.46

NOTE 3. GOODWILL AND INTANGIBLE ASSETS
Components of the company’s identifiable intangible assets, customer relationships, are as follows (in thousands):

	June 30,	December 31,
	2005	2004

Cost	$14,200	$14,200
Less accumulated amortization	4,200	2,681

	$10,000	$11,519

The company recorded amortization expense for its identifiable intangible assets of $0.8 million and $0.4 million for the three months ended June 30, 2005 and 2004, respectively, and $1.5 million and $0.8 million for the six months then ended. Estimated future amortization expense for the identifiable intangible assets to be recorded by the company as of June 30, 2005 is as follows (in thousands):

Remainder of 2005	$1,520
2006	$2,809
2007	$2,602
2008	$2,038
2009	$1,031
There were no changes in the carrying amount of goodwill during either the three or six months ended June 30, 2005.
NOTE 4. INCOME TAXES
At June 30, 2005, deferred taxes on unbilled receivables totaled approximately $20 million. At December 31, 2004, deferred taxes on unbilled receivables totaled approximately $17 million. Concurrent with an ongoing audit of the company’s 2003 and 2002 federal income tax returns, the Internal Revenue Service (“IRS”) has challenged the deferral of income for tax purposes related to the company’s unbilled accounts receivable (which are reported under the caption “Unbilled expenditures and fees on contracts in process” in both current and noncurrent assets in the company’s Consolidated Balance Sheets), including the applicability of a Letter Ruling issued by the IRS to the company in January 1976, which granted to the company deferred tax treatment of its unbilled receivables. While the outcome of the audit is not known, the company may incur interest expense, the company’s deferred tax liabilities may be reduced and income tax payments may be increased substantially in 2005 and beyond.
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
Results of operations information for the company’s business segments for the three and six month periods ended June 30, 2005 and 2004 are as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenue
Systems and Services	$74,539	$63,065	$146,378	$123,702
Metrigraphics	1,649	1,885	3,352	3,316

	$76,188	$64,950	$149,730	$127,018

Operating income
Systems and Services	$4,439	$4,010	$8,990	$7,478
Metrigraphics	54	107	55	13

	$4,493	$4,117	$9,045	$7,491

Asset information for the company’s business segments and a reconciliation of segment assets to the corresponding consolidated amounts as of June 30, 2005 and December 31, 2004 are as follows (in thousands):

	June 30,	December 31,
	2005	2004
Segment assets
Systems and Services	$175,553	$179,973
Metrigraphics	1,564	1,859

Total segment assets	177,117	181,832
Corporate assets	22,882	23,302

	$199,999	$205,134

Domestic revenues consistently represent approximately 98% to 99% of the company’s consolidated revenues.
Revenues from Department of Defense (“DoD”) customers accounted for approximately 79% and 80% of total revenues in the three-month periods ended June 30, 2005 and 2004, respectively, and approximately 77% and 80%, respectively, in the six months then ended. Revenues earned from two significant DoD customers as a percentage of the company’s consolidated revenues is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Customer A	16%	17%	16%	17%
Customer B	11%	13%	11%	12%
The outstanding accounts receivable balances of these customers at June 30, 2005 and December 31, 2004, are as follows (in thousands):

	June 30,	December 31,
	2005	2004

Customer A	$4,027	$4,650
Customer B	$2,247	$2,698

The company had no other customer in the three or six month periods ended June 30, 2005 or 2004 that accounted for more than 10% of revenues.
The company has a 40% interest in HMR Tech, which it accounts for using the equity method of accounting. This interest was acquired as a result of the company’s May 31, 2002 acquisition of HJ Ford Associates, Inc. Accordingly, HMR Tech is considered a related party for all periods subsequent to May 31, 2002. Revenues from HMR Tech for the three months ended June 30, 2005 and 2004, were approximately $127,000 and $93,000, respectively, and approximately $366,000 and $190,000, respectively, for the six months then ended. The amounts due from HMR Tech included in accounts receivable at June 30, 2005 and December 31, 2004, were approximately $49,000 and $192,000, respectively.
NOTE 6. FINANCING ARRANGEMENTS
On September 1, 2004, the company entered into a new secured financing agreement (the “facility”) with a bank group to restructure and increase the company’s credit facilities to $100.0 million, inclusive of the current mortgage on the company’s Andover, Massachusetts corporate headquarters, which had a balance of $7.9 million at closing (the “term loan”). The facility provides for a $55.0 million, five-year term loan (the “acquisition term loan”) with a seven-year amortization schedule for the acquisition of Impact Innovations and a $37.0 million, five-year revolving credit agreement for working capital (the “revolver”). The bank group, led by Brown Brothers Harriman & Co. as a lender and as administrative agent (when acting in such capacity, the “Administrative Agent”), also includes KeyBank National Association, TD Banknorth, NA and Fleet National Bank, a Bank of America company. The facility replaced the company’s previous $50.0 million revolving credit agreement.
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
Outstanding borrowings
The company’s outstanding debt at June 30, 2005 and December 31, 2004, was as follows (dollars in thousands):

	Outstanding	Interest
	principal	rate	Interest rate option and election date

June 30, 2005
Acquisition term loan	$48,163	5.96%	90-day LIBOR Rate option elected on May 3, 2005
Term loan	7,500	5.71%	90-day LIBOR Rate option elected on May 3, 2005
Revolver (portion)	2,500	5.63%	30-day LIBOR Rate option elected on June 2, 2005

	Outstanding	Interest
	principal	rate	Interest rate option and election date

Revolver (portion)	513	6.00%	Base Rate option; election date not applicable

	$58,676

December 31, 2004
Acquisition term loan	$52,092	5.41%	90-day LIBOR Rate option elected on November 1, 2004
Term loan	7,750	5.16%	90-day LIBOR Rate option elected on November 1, 2004
Revolver	10,000	5.28%	30-day LIBOR Rate option elected on December 1, 2004

	$69,842

NOTE 7. DEFINED BENEFIT PENSION PLAN
The components of net periodic benefit cost for the company’s defined benefit pension plan are below (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Interest cost	$1,076	$977	$2,076	$1,954
Expected return on plan assets	(996)	(979)	(2,077)	(1,958)
Recognized actuarial loss	400	327	800	654

Net periodic benefit cost	$480	$325	$799	$650

The company’s defined benefit pension plan is frozen. No credit is earned for current service and no new participants are eligible to enter the plan; accordingly, the net periodic benefit costs do not include any charges for service cost. The company currently expects to contribute $8.1 million in 2005 to fund its pension plan. Of this amount, $1.9 million had been contributed as of June 30, 2005.
NOTE 8. DISCONTINUED OPERATIONS EXIT COST ACCRUAL
On May 2, 2003, the company completed the sale of its Encoder Division assets and certain liabilities to GSI Lumonics Inc. (“GSI”) in Billerica, Massachusetts. In connection with this transaction, the company accrued $0.8 million of exit costs primarily relating to lease costs, net of estimated sublease income. The lease on the Encoder facility expires in August 2005. The activity for the six months ended June 30, 2005, related to this accrual is as follows (in thousands):

Balance at December 31, 2004	$422
Expenditures charged against accrual	(316)

Balance at June 30, 2005	$106

NOTE 9. CONTINGENCIES
The company has change of control agreements with certain of its employees that provide them with benefits should their employment with the company be terminated other than for cause or their disability or death, or if they resign for good reason, as defined in these agreements, within a certain period of time from the date of any change of control of the company.
As a defense contractor, the company is subject to many levels of audit and review from various government agencies, including the Defense Contract Audit Agency, various inspectors general, the Defense Criminal Investigation Service, the Government Accountability Office, the Department of Justice and congressional committees. Both related to and unrelated to its defense industry involvement, the company is, from time to time, involved in audits, lawsuits, claims, administrative proceedings and investigations. The company accrues for liabilities associated with these activities when it becomes probable that future expenditures will be made and such expenditures can be reasonably estimated. Except as noted below the company does not presently believe it is reasonably likely that any of these matters would have a material adverse effect on the company’s business, financial position, results of operations or cash flows. The company’s evaluation of the likelihood of expenditures related to these matters is subject to change in future periods, depending on then current events and circumstances, which could have material adverse effects on the company’s business, financial position, results of operations and cash flows.
On October 26, 2000, two former company employees were indicted and charged with conspiracy to defraud the United States Air Force, and wire fraud, among other charges, arising out of a scheme to defraud the United States out of approximately $10 million. Both men subsequently pled guilty to the principal charges against them. On October 9, 2003, the United States Attorney filed a civil complaint in the United States District Court for the District of Massachusetts against the company based in substantial part upon the actions and omissions of the former employees that gave rise to the criminal cases against them. In the civil action, the United States is asserting claims against the company based on the False Claims Act and the Anti-Kickback Act, in addition to certain common law and equitable claims. The United States Attorney seeks to recover up to three times its actual damages and penalties under the False Claims Act, and double damages and penalties under the Anti-Kickback Act. The United States Attorney also seeks to recover its costs and interest in this action. The company believes it has substantive defenses to these claims and intends to vigorously defend itself. However, the outcome of this litigation and other proceedings to which the company is a party, if unfavorable, could have a material adverse effect on the company’s business, financial position, results of operations and cash flows.
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
On February 3, 2004, a suit was filed in the Circuit Court for the County of Fairfax, Virginia against the company by Cushman & Wakefield of Virginia, Inc. (“Cushman & Wakefield”), a real estate broker that the company maintains it had not retained, claiming breach of contract and nonpayment of a commission fee related to an office lease. On January 12, 2005, a judgment of $407,000 was entered against the company. The real estate broker retained by the company for such office lease has indemnified the company from any such claims. However, the company may also be liable for Cushman & Wakefield’s legal costs, against which the company’s broker may not indemnify the company. The company has filed a notice of appeal with the Supreme Court of Virgina for a review of the decision in the Circuit Court. The company has recorded a reserve for costs related to this matter. While the company believes it has accrued sufficient amounts for these costs, it is possible that an additional liability could be incurred which could have a material adverse effect on the company’s business, financial position, results of operations and cash flows.
On June 28, 2005 a suit, characterized as a class action employee suit, was filed in the U.S. Federal Court for the District of Massachusetts alleging violations of the Fair Labor Standards Act and certain provisions of Massachusetts General Laws. The company believes that its practices comply with the Fair Labor Standards Act and Massachusetts General Laws. The company will vigorously defend itself and intends to move to have the complaint removed from Federal Court and addressed in accordance with the company’s mandatory Dispute Resolution Plan for the arbitration of workplace complaints. Nevertheless, the outcome of this litigation, if unfavorable, could have a material adverse effect on the company’s business, financial position, results of operations and cash flows.

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
The Metrigraphics segment develops and builds components for original equipment manufacturers (“OEM”) in the computer peripheral device, medical electronics, telecommunications and other industries, with the focus on the custom design and manufacture of miniature electronic parts that meet high precision requirements through the use of electroforming, thin film deposition and photolithography technologies. Revenues in this segment are reported in the caption “Product sales” in the company’s Consolidated Statements of Operations. The company does not view the Metrigraphics segment as a strategic business component and is exploring strategic alternatives for this segment.
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

BUSINESS ACQUISITION
On September 1, 2004, the company completed the acquisition of Impact Innovations Group LLC (“Impact Innovations”) from J3 Technology Services Corp. Impact Innovations, based in the Washington, D.C. area, offers solutions in business intelligence, enterprise software, application development, information technology service management and other related areas. The results of this acquired entity are included in the company’s Consolidated Statements of Operations and of Cash Flows for the three and six months ended June 30, 2005.
RESULTS OF OPERATIONS
Operating results (in thousands) and expressed as a percentage of total revenues for the three and six month periods ended June 30, 2005 and 2004 are as follows:

	Three months ended June 30,
	2005		2004
		% of		% of
	$ thousands	revenues	$ thousands	revenues

Contract revenue (Systems and Services)	$74,539	97.8%	$63,065	97.1%
Product sales (Metrigraphics)	1,649	2.2%	1,885	2.9%

Total revenue	76,188	100.0%	64,950	100.0%

Gross profit/margin on contract revenue (1)	11,592	15.6%	8,907	14.1%
Gross profit/margin on product sales (1)	352	21.3%	526	27.9%

Total gross profit/margin (1)	11,944	15.7%	9,443	14.5%

Selling, general and administrative expenses	6,686	8.8%	4,935	7.6%
Amortization of intangible assets	765	1.0%	381	0.6%

Operating income	4,493	5.9%	4,117	6.3%
Interest expense, net	(1,046)	(1.4)%	(361)	(0.5)%
Other income, net	2,077	2.7%	56	0.1%

Income before provision for income taxes	$5,524	7.3%	$3,812	5.9%

	Six months ended June 30,
	2005		2004
		% of		% of
	$ thousands	revenues	$ thousands	revenues
Contract revenue (Systems and Services)	$146,378	97.8%	$123,702	97.4%
Product sales (Metrigraphics)	3,352	2.2%	3,316	2.6%

Total revenue	149,730	100.0%	127,018	100.0%

Gross profit/margin on contract revenue (1)	22,625	15.5%	17,707	14.3%
Gross profit/margin on product sales (1)	646	19.3%	816	24.6%

Total gross profit/margin (1)	23,271	15.5%	18,523	14.6%

Selling, general and administrative expenses	12,707	8.5%	10,270	8.1%
Amortization of intangible assets	1,519	1.0%	762	0.6%

Operating income	9,045	6.0%	7,491	5.9%
Interest expense, net	(2,132)	(1.4)%	(574)	(0.5)%
Other income, net	2,102	1.4%	437	0.4%

Income before provision for income taxes	$9,015	6.0%	$7,354	5.8%

(1)	These amounts represent a percentage of contract revenues, product sales and total revenues, respectively.

Revenues
The company reported revenues of $76.2 million and $64.9 million in the second quarters of 2005 and 2004, respectively. The company’s revenues for the six months ended June 30, 2005 and 2004 were $149.7 million and $127.0 million, respectively.
Contract revenues (Systems and Services segment)
Contract revenues in the company’s Systems and Services segment were $74.5 million and $63.1 million in the three months ended June 30, 2005 and 2004, respectively, and $146.4 million and $123.7 million in the six months then ended. The increase in the current year periods was primarily attributable to revenues added through the acquisition of Impact Innovations. The company’s contract revenue in the three and six month periods ended June 30, 2005 and 2004 was earned from the following sectors (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Defense and intelligence agencies	$59,978	$51,937	$115,992	$101,750
Federal civilian agencies	8,560	7,094	17,775	13,556
State and local government agencies	5,356	3,990	11,050	8,326
Other	645	44	1,561	70

	$74,539	$63,065	$146,378	$123,702

The increase in revenues from both defense and intelligence agencies and federal civilian agencies in the current year was primarily attributable to revenues added through acquisition.
Revenues from state and local government agencies increased in the three and six months ended June 30, 2005, compared to the same prior year periods, primarily due to $4.3 million and $7.9 million of revenues, respectively, from the company’s $30 million, three and one-half year contract with the State of Ohio to design, develop and install an automated child welfare case management system. Work under this contract began in the second quarter of 2004, and accounted for $0.9 million of revenues in the six months ended June 30, 2004.
The company experienced a slowdown in government procurement schedules and contract awards in the first half of 2005. This, coupled with a very competitive Washington area employment market, has dampened organic growth in the first six months of the year. The company’s new business awards in the first and second quarters of 2005 totaled approximately $8 million and $15 million respectively, a slower pace than the prior year. The company believes the delays relate, directly or indirectly, to funding needs for the war in Iraq.
Revenues by contract type as a percentage of Systems and Services segment revenues were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Time and materials	57%	62%	56%	62%
Cost reimbursable	20%	22%	20%	22%
Fixed price, including service-type contracts	23%	16%	24%	16%

	100%	100%	100%	100%

Prime contract	66%	70%	68%	70%
Sub-contract	34%	30%	32%	30%

	100%	100%	100%	100%

The company’s contracts with the Internal Revenue Service (“IRS”), the Air Force Electronic Systems Center (“ESC”) and the Aeronautical Systems Center (“ASC”), which provided approximately $12 million, $31 million and $47 million, respectively, of revenues in the year 2004, are subject to re-competition in 2005. It is currently anticipated that the 2005 competitions with the Air Force Electronic Systems Center and the Aeronautical Systems Center will restrict prime contract awards to small businesses. DRC expects to participate in the competitions as a sub-contractor to qualified small businesses.
Regarding the IRS competition, the award of new contracts will be delayed, and the company’s current task orders have been extended through May, 2006. Upon transition to the new contract in 2006 the company expects to continue its work with the IRS as either a prime or sub-contractor.
The company currently anticipates awards on the ASC contract will occur in the second half of 2005, with the transition of task orders to the new contracts occurring in 2006. Regarding the change-over in 2006, the company anticipates that approximately $23 million of low margin sub-contractor pass-through revenues derived from the current prime contract will no longer be included in DRC’s revenues. The company also anticipates that a successful re-competition will enable DRC to retain and preserve profits on substantially all of its labor base currently supporting these customers, resulting in an increase in profit margins.
Regarding the ESC contract competition, the company now anticipates the government contract award will be delayed, and that the transition to the new contract vehicle will occur no sooner than late 2006. The company anticipates that approximately $10 million of low margin sub-contractor pass-through revenues derived from the current prime contract will no longer be included in DRC revenues upon the contract transition anticipated to occur in 2007.
Product revenues (Metrigraphics segment)
Product revenues for the Metrigraphics segment for the first six months of 2005 were relatively unchanged from prior year levels.
Funded backlog
The company’s funded backlog was $154.3 million at June 30, 2005, $165.0 million at December 31, 2004 and $123.4 million at June 30, 2004. The company expects that substantially all of its backlog will generate revenue during the subsequent twelve-month period. The funded backlog generally is subject to possible termination at the convenience of the contracting party. A portion of the company’s funded backlog is based on annual purchase contracts and subject to annual governmental approvals or appropriations legislation. The amount of backlog as of any date may be affected by the timing of order receipts and associated deliveries.
Gross margin
The company’s total gross margins were 15.7% and 14.5% in the three months ended June 30, 2005 and 2004, respectively, and 15.5% and 14.6% in the six months then ended. The overall improvement in gross margin in 2005 is primarily the result of lower employee benefit and other indirect overhead costs as a percentage of revenues.
The company’s gross margins on contract revenues were 15.6% and 14.1% in the three months ended June 30, 2005 and 2004, respectively, and 15.5% and 14.3% in the six months then ended. The improvement in 2005 is primarily attributable to lower indirect overhead costs as a percentage of revenues.
The company’s gross margins on product sales were 21.3% and 27.9% in the second quarters of 2005 and 2004, respectively. The company’s gross margins on product sales in the six months ended June 30, 2005 and 2004 were

19.3% and 24.6%, respectively. The decrease in margin performance in 2005 is primarily attributable to changes in product mix and higher costs associated with sales to international customers.
Selling, general and administrative expenses
Selling, general and administrative expenses increased to $6.7 million and $12.7 million in the three and six months ended June 30, 2005, respectively, from $4.9 million and $10.3 million in the comparable prior year periods. Costs have increased primarily due to the addition of staff and administrative expenses associated with the acquisition of Impact Innovations on September 1, 2004. SG&A as a percent of revenues increased primarily due to higher recruiting costs, IT support costs, and legal fees.
Amortization of intangible assets
Amortization expense of $0.8 million and $1.5 million in the three and six months ended June 30, 2005, respectively, relates to intangible assets acquired in the company’s 2004 purchase of Impact Innovations and the company’s 2002 purchases of Andrulis Corporation and HJ Ford Associates, Inc. Amortization expense related to the company’s 2002 acquisitions was $0.4 million and $0.8 million in the three and six months ended June 30, 2004.
Operating income (loss)
The company’s operating income was $4.5 million in the second quarter of 2005 and $4.1 million in the second quarter of 2004. The company’s operating income in the six months ended June 30, 2005 and 2004 was $9.0 million and $7.5 million, respectively. The increase in operating income in the current year periods, compared to the same prior year periods, is primarily attributable to the inclusion of Impact Innovations, which was acquired on September 1, 2004. Impact Innovations reported revenues of $12.3 million and $23.7 million in the three and six months ended June 30, 2005, respectively.
Segment operating income (loss) includes amortization of intangible assets and selling, engineering and administrative expenses directly attributable to the segment. All corporate operating expenses, including depreciation of corporate assets, are allocated between the segments based on segment revenues. Operating income for the Systems and Services segment was $4.4 million and $9.0 million in the three and six months ended June 30, 2005, respectively, and $4.0 million and $7.5 million in the comparable prior year periods. The Metrigraphics segment reported operating income of $0.1 million for the six months ended June 30, 2005. This segment’s operating income for the comparable period of the prior year were virtually break-even.
Interest income and expense
The company incurred interest expense totaling $1.0 million and $0.4 million in the three months ended June 30, 2005 and 2004, respectively, and $2.1 million and $0.6 million in the six months then ended. The increase in interest expense in the current year periods is primarily attributable to the acquisition loan used to fund the September 1, 2004 acquisition of Impact Innovations and higher interest rates. The interest rates on the company’s current financing vehicles are variable. These vehicles are described in detail in the “Liquidity and Capital Resources” section below. The weighted average interest rates on the company’s outstanding borrowings were 5.91% and 3.38% at June 30, 2005 and 2004, respectively. An increase in one percentage point in the company’s rates would result in approximately $0.6 million of additional interest expense on an annual basis. The company is focused on debt reduction in order to reduce interest expense. Since the third quarter of 2004 when the company acquired Impact Innovations, total debt has been reduced $18 million.
The company recorded approximately $10,000 and $27,000, respectively, of interest income in the three and six months ended June 30, 2005, and approximately $24,000 and $31,000, respectively, in the comparable prior year periods.
Other income, net
The company recorded net other income of approximately $2.1 million and $0.1 million in the three months ended June 30, 2005 and 2004, respectively, and $2.1 million and $0.4 million in the six months then ended. The current year amounts include $2.0 million of realized gains resulting from the sale on June 27, 2005, of 672,518 shares of common stock in Lucent Technologies. The prior year six month amount includes income of $0.3 million related to investments held in a rabbi trust associated with the company’s deferred compensation plan. These income credits were offset by similar charges to selling, general and administrative expenses in the same periods.
Income tax provision
The company recorded income tax provisions of $3.7 million, or 40.5% of pre-tax income, and $3.1 million, or 42.3% of pre-tax income, in the six months ended June 30, 2005 and 2004, respectively. The reduction in the 2005 tax rate reflects changes in estimates during 2004 for non-deductible expenses. The 2005 rate has increased from the 2004 year-end rate of 40.1% due to lower state investment tax credit and higher graduated Federal tax rate on anticipated higher taxable profits.

LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2005 and December 31, 2004, the company had cash and cash equivalents aggregating $0.8 million and $0.9 million, respectively. The decrease in cash and cash equivalents is primarily the result of $9.8 million used in financing activities, including $11.2 million of net principal payments on the company’s borrowings, and $0.7 million used in investing activities, including $2.4 million of capital expenditures, net of $2.0 million in proceeds from the sale of securities. These amounts were partially offset by $10.7 million of cash provided by operating activities, including $0.3 million of cash used for discontinued operations.
Operating activities
Cash provided by operating activities totaled $10.4 million for the six months ended June 30, 2005, and is primarily attributable to $5.4 million of net income, depreciation and amortization expenses aggregating $3.4 million and $9.0 million of decreases in accounts receivable. These amounts were partially offset by a $9.0 million increase in unbilled expenditures and fees on contracts in process and decreases of $4.1 million in other accrued expenses.
Stock compensation expense increased to $0.5 million in the first half of 2005, from $0.2 million in the comparable prior year period. The company has realigned its approach to equity compensation by increasing its use of restricted stock awards and reducing its use of stock option awards. As a result, higher non-cash expense was recorded in the current year, and will continue to be recorded in subsequent periods.
Non-cash amortization expense of the company’s acquired intangible assets was $1.5 million and $0.8 million in the first half of 2005 and 2004, respectively. As a result of the company’s recent business acquisition, the company anticipates that non-cash expense for the amortization of intangible assets will remain at this quarterly level throughout 2005.
At June 30, 2005, deferred taxes on unbilled receivables totaled approximately $20 million. At December 31, 2004, deferred taxes on unbilled receivables totaled approximately $17 million. Concurrent with an ongoing audit of the company’s 2003 and 2002 federal income tax returns, the Internal Revenue Service (“IRS”) has challenged the deferral of income for tax purposes related to the company’s unbilled accounts receivable (which are reported under the caption “Unbilled expenditures and fees on contracts in process” in both current and noncurrent assets in the company’s Consolidated Balance Sheets), including the applicability of a Letter Ruling issued by the IRS to the company in January 1976, which granted to the company deferred tax treatment of its unbilled receivables. While the outcome of the audit is not known, the company may incur interest expense, the company’s deferred tax liabilities may be reduced and income tax payments may be increased substantially in 2005 and beyond.
Total accounts receivable and current and noncurrent unbilled expenditures and fees on contracts in process were $96.5 million and $96.3 million at June 30, 2005 and December 31, 2004, respectively. Billed accounts receivable decreased $9.0 million in the first half of 2005, while unbilled amounts increased $9.2 million.
The decrease in billed receivables was due to strong cash collections in the first half of 2005. Collection delays encountered in the fourth quarter of 2004 with the U.S. Defense Finance and Accounting Services and the General Services Administration improved significantly in the first half of 2005.
Regarding unbilled receivables, $7.9 million of the increase related to costs incurred on the company’s contract with the State of Ohio (the “Ohio contract”), for which payment is contractually deferred. Total unbilled receivables on this contract were $16.0 million at June 30, 2005 and $8.2 million at December 31, 2004. As noted in the company’s most recent 10-K filing with the SEC, the State of Ohio and the company have agreed to negotiate revised payment terms on the contract. The outcome of such negotiations is uncertain at this time.
Total accounts receivable (including unbilled amounts) days sales outstanding, or DSO, was 114 at June 30, 2005 and 111 at December 31, 2004. These amounts include the effect of the Ohio contract. As noted above the State of Ohio and the company have agreed to negotiate revised payment terms on the contract. The outcome of such negotiations remains uncertain at this time.

The company recently decided to accelerate the funding of its pension plan and currently expects to contribute $8.1 million in 2005. Of this amount, $1.9 million was contributed in the first half of 2005.
Investing activities
The company used a net amount of $0.7 million of cash in investing activities, primarily comprised of capital expenditures aggregating $2.4 million, including $1.3 for renovations to the company’s Andover, Massachusetts corporate headquarters. Partially offsetting these capital expenditures was $2.0 million of proceeds received from the sale of Lucent shares. The company’s capital expenditures, excluding business acquisitions, if any, are expected to approximate $4 to $5 million in 2005, primarily for facilities and infrastructure consolidation and improvement.
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
Financing activities
During the first six months of 2005 the company used $9.8 million of cash in financing activities, including $11.2 million of net principal payments on the company’s borrowings. These payments were partially offset by $1.3 million of proceeds from the exercise of stock options and issuance of shares under the employee stock purchase plan.
On September 1, 2004, the company entered into a new secured financing agreement (the “facility”) with a bank group to restructure and increase the company’s credit facilities to $100.0 million, inclusive of the current mortgage on the company’s Andover, Massachusetts corporate headquarters, which had a balance of $7.9 million at closing (the “term loan”). The facility provides for a $55.0 million, five-year term loan (the “acquisition term loan”) with a seven-year amortization schedule for the acquisition of Impact Innovations and a $37.0 million, five-year revolving credit agreement for working capital (the “revolver”). The bank group, led by Brown Brothers Harriman & Co. as a lender and as administrative agent (when acting in such capacity, the “Administrative Agent”), also includes KeyBank National Association, TD Banknorth, NA and Fleet National Bank, a Bank of America company.
The company used $53.4 million of the $55.0 million of proceeds from the acquisition term loan to complete the acquisition of Impact Innovations. The company repaid $1.6 million of the original $55.0 million financed on September 1, 2004. The facility requires quarterly principal payments on the acquisition term loan of approximately $2 million, with a final payment of approximately $16 million on September 1, 2009. At June 30, 2005, the outstanding principal balance on the acquisition term loan was $ 48.2 million.
The company has a ten-year term loan as amended and restated on September 1, 2004, with an outstanding principal balance of $7.5 million at June 30, 2005, which is secured by a mortgage on the company’s headquarters in Andover, Massachusetts. The agreement requires quarterly principal payments of $125,000, with a final payment of $5.0 million due on May 1, 2010.
The revolver has a five-year term and is available to the company for general corporate purposes, including strategic acquisitions. The fee on the unused portion of the revolver ranges from 0.25% to 0.50% per annum, depending on the company’s leverage ratio, and is payable quarterly in arrears. At June 30, 2005, the outstanding principal balance on the revolver was $3.0 million. The excess cash flow recapture provisions described below require that additional payments under these provisions be applied first to the outstanding balance of the revolver. Accordingly, the company has classified the outstanding balance of the revolver as a current liability in its Consolidated Balance Sheets.
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
Commitments
The company’s contractual obligations as of June 30, 2005 consist of the following (in thousands):

		Payments due by period
		Less than	Two to three	Four to five
	Total	one year	years	years	Thereafter

Revolver	$3,013	$3,013	$—	$—	$—
Long-term debt	55,663	8,357	16,714	30,592	—
Operating leases	19,689	3,493	6,557	4,383	5,256

Total contractual obligations	$78,365	$14,863	$23,271	$34,975	$5,256

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
The company is currently in negotiations with the lessor for leases due to expire during the third quarter of 2005. The outcome of these negotiations is uncertain at this time and is not included in the commitment table above beyond the current contractual period.
The amounts above related to operating leases include payments on facilities that the company either no longer occupies or is in the process of abandoning, for which the company is contractually obligated.
CONTINGENCIES
As a defense contractor, the company is subject to many levels of audit and review from various government agencies, including the Defense Contract Audit Agency, various inspectors general, the Defense Criminal Investigation Service, the Government Accountability Office, the Department of Justice and congressional committees. Both related to and unrelated to its defense industry involvement, the company is, from time to time, involved in audits, lawsuits, claims, administrative proceedings and investigations. The company accrues for liabilities associated with these activities when it becomes probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company is a party to or has property subject to litigation and other proceedings referenced in “Note 9 – CONTINGENCIES” of the Notes to Financial Statements (Unaudited) included in this Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Except as noted therein the company does not presently believe it is reasonably likely that any of these matters would have a material adverse effect on the company’s business, financial position, results of operations or cash flows. The company’s evaluation of the likelihood of expenditures related to these matters is subject to change in future periods, depending on then current events and circumstances, which could have material adverse effects on the company’s business, financial position, results of operations and cash flows.
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
Goodwill
The company assesses goodwill for impairment at least once each year by applying a direct value-based fair value test. Goodwill could be impaired due to market declines, reduced expected future cash flows, or other factors or events. Should the fair value of goodwill, as determined by the company at any measurement date, fall below its carrying value, a charge for impairment of goodwill would occur in that period.
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

RECENT ACCOUNTING PRONOUNCEMENTS
In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections: a Replacement of Accounting Principles Board (APB) Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so. Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if that principle had always been used. SFAS 154’s retrospective-application requirement replaces APB Opinion No. 20’s requirement to recognize most voluntary changes in accounting principle by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. Under SFAS 154, correction of an error in previously issued financial statements will continue to be accounted for by restating the prior-period financial statements, and a change in accounting estimate will continue to be accounted for prospectively. The requirements of SFAS 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. The company believes SFAS 154 will only impact the consolidated financial statements in periods in which a change in accounting principle is made.
In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment (“SFAS 123R”). SFAS 123R replaces SFAS 123, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under SFAS 123R, companies will be required to recognize compensation costs related to share-based payment transactions to employees in their financial statements. The amount of compensation cost will be measured using the grant-date fair value of the equity or liability instruments issued. Additionally, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. The company is required to adopt the new standard in the first quarter of 2006. The company historically has disclosed the pro forma effect of expensing its stock options as prescribed by SFAS 123. The company is evaluating the different alternatives available for applying the provisions of SFAS 123R, including guidance provided by the SEC in the Commission’s Staff Accounting Bulletin No. 107, and is currently assessing their effects on its financial position and results of operations.
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
In both the six months ended June 30, 2005 and the year ended December 31, 2004, approximately 89% of our revenue was derived from United States government agencies. Within the Department of Defense, certain individual programs account for a significant portion of our United States Government business. Our revenue from contracts with the Department of Defense, either as a prime contractor or subcontractor, accounted for approximately 77% of our total revenue in the six months ended June 30, 2005, and approximately 78% of our total revenue in the year ended December 31, 2004. We cannot provide any assurance that any of these programs will continue as such or will continue at current levels. Our revenue could be adversely affected by significant changes in defense spending during periods of declining United States defense budgets. Among the effects of this general decline has been increased competition within a consolidating defense industry.
Under procedures established by the Base Reduction and Closure Act, the Department of Defense has announced its intention to close certain military bases. Should a base at which the company has significant business be closed, the company’s business, financial condition, results of operations and cash flows could be adversely affected. While we don’t expect a material adverse impact on the company, the ultimate results are not known at this time.

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
For fixed price contracts, we must estimate the costs necessary to complete the defined statement of work and recognize revenue or losses in accordance with such estimates. Actual costs may vary materially from the estimates made from time to time, necessitating adjustments to reported revenue and net income. Underestimates of the costs associated with a project could adversely affect our overall profitability and could have a material adverse effect on our business, financial condition, results of operations and cash flows. While we endeavor to maintain and improve contract profitability, we cannot be certain that any of our existing or future time and materials or fixed-price projects will be profitable. The company’s revenues earned under fixed price contracts has increased as a percentage of total revenues from approximately 16% in the six months ended June 30, 2004, to approximately 23% in the six months ended June 30, 2005. This increase is primarily due to the company’s $30 million, three and one-half year contract with the State of Ohio to design, develop and install an automated child welfare case management system. Work under this contract began in the second quarter of 2004.
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
The company’s contracts with the Internal Revenue Service (“IRS”), the Air Force Electronic Systems Center (“ESC”) and the Aeronautical Systems Center (“ASC”), which provided approximately $12 million, $31 million and $47 million, respectively, of revenues in the year 2004, are subject to re-competition in 2005. It is currently anticipated that the 2005 competitions with the Air Force Electronic Systems Center and the Aeronautical Systems Center will restrict prime contract awards to small businesses. DRC expects to participate in the competitions as a sub-contractor to qualified small businesses.
Regarding the IRS competition, the award of new contracts will be delayed, and the company’s current task orders have been extended through May, 2006. Upon transition to the new contract in 2006 the company expects to continue its work with the IRS as either a prime or sub-contractor.
The company currently anticipates awards on the ASC contract will occur in the second half of 2005, with the transition of task orders to the new contracts occurring in 2006. Regarding the change-over in 2006, the company anticipates that approximately $23 million of low margin sub-contractor pass-through revenues derived from the current prime contract will no longer be included in DRC’s revenues. The company also anticipates that a successful re-competition will enable DRC to retain and preserve profits on substantially all of its labor base currently supporting these customers, resulting in an increase in profit margins
Regarding the ESC contract competition, the company now anticipates the government contract award will be delayed, and that the transition to the new contract vehicle will occur no sooner than late 2006. The company anticipates that approximately $10 million of low margin sub-contractor pass-through revenues derived from the current prime contract will no longer be included in DRC revenues upon the contract transition anticipated to occur in 2007.
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

We Are Involved in Various Litigation Matters Which, If Not Resolved in Our Favor, Could Harm Our Business.
As a defense contractor, the company is subject to many levels of audit and review from various government agencies, including the Defense Contract Audit Agency, various inspectors general, the Defense Criminal Investigation Service, the Government Accountability Office, the Department of Justice and congressional committees. Both related to and unrelated to its defense industry involvement, the company is, from time to time, involved in audits, lawsuits, claims, administrative proceedings and investigations. The company accrues for liabilities associated with these activities when it becomes probably that future expenditures will be made and such expenditures can be reasonably estimated. The company is a party to or has property subject to litigation and other proceedings referenced in “Note 9 — CONTINGENCIES” of the Notes to Financial Statements (Unaudited) included in this Form 10-Q and in the company’s Annual Report on Form 10-K for the year ended December 31, 2004. Except as noted therein the company does not presently believe it is reasonably likely that any of these matters would have a material adverse effect on the company’s business, financial position, results of operations or cash flows. The company’s evaluation of the likelihood of expenditures related to these matters is subject to change in future periods, depending on then current events and circumstances, which could have material adverse effects on the company’s business, financial position, results of operations and cash flows.
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
Demand for our products and services in each of the markets we serve can vary significantly from quarter to quarter due to revisions in customer budgets or schedules and other factors beyond our control. In addition, because a high percentage of our expenses is fixed and does not vary relative to revenue, a decrease in revenue may cause a significant variation in our operating results. Additionally, at June 30, 2005, the company had $58.7 million of outstanding debt, or approximately 46.7% of its invested capital at that date.
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

DYNAMICS RESEARCH CORPORATION
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The company is subject to interest rate risk associated with our acquisition term loan, term loan and revolver, where interest payments are tied to either the LIBOR or prime rate. The interest rate on the acquisition term loan was 5.96% at June 30, 2005, under the 90-day LIBOR Rate option elected on May 3, 2005. The interest rate on the term loan was 5.71% at June 30, 2005, under the 90-day LIBOR Rate option elected on May 3, 2005. The interest rate on $0.5 million of the revolver was 6.00% at June 30, 2005, under the Base Rate option. The interest rate on the remaining $2.5 million of the revolver’s outstanding balance at June 30, 2005 was 5.63%, under the 30-day LIBOR Rate option elected on June 2, 2005. At any time, a modest rise in interest rates could have an adverse effect on net income as reported in the company’s Consolidated Statements of Operations. An increase of one full percentage point in the interest rate on the company’s acquisition term loan, term loan and revolver would result in increases in annual interest expense aggregating $0.6 million.
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
Management is committed to remediating these deficiencies. To this end, a plan has been implemented and actions have been taken to affect these changes which include
-	Implementation of a remediation action plan, which is substantially complete;

-	Significant changes in and strengthening of management processes and methodologies to the assessment process;

-	Earlier completion of activities;

-	Risk evaluation and mitigation plans, and

-	Application of additional resources.
There have been no other changes in the company’s internal control over financial reporting that occurred during the company’s second quarter of 2005 that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting.
The company will continue to include reports on its progress in these areas in its quarterly filings with the SEC.

DYNAMICS RESEARCH CORPORATION
PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
As a defense contractor, the company is subject to many levels of audit and review from various government agencies, including the Defense Contract Audit Agency, various inspectors general, the Defense Criminal Investigation Service, the Government Accountability Office, the Department of Justice and congressional committees. Both related to and unrelated to its defense industry involvement, the company is, from time to time, involved in audits, lawsuits, claims, administrative proceedings and investigations. The company accrues for liabilities associated with these activities when it becomes probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company is a party to or has property subject to litigation and other proceedings referenced in “Note 9 – CONTINGENCIES” of the Notes to Financial Statements (Unaudited) included in this Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Except as noted therein the company does not presently believe it is reasonably likely that any of these matters would have a material adverse effect on the company’s business, financial position, results of operations or cash flows. The company’s evaluation of the likelihood of expenditures related to these matters is subject to change in future periods, depending on then current events and circumstances, which could have material adverse effects on the company’s business, financial position, results of operations and cash flows
See the “Legal Proceedings” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 for a detailed description of previously reported actions.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The Annual Meeting of Stockholders of the company was held on May 5, 2005.

(b)	Proxies representing 7,853,851 shares were received (total shares outstanding as of the Record Date were 8,876,717). The results of the voting at the Annual Meeting as to the approval of a proposal to fix the number of directors at seven and to elect two Class III directors (Mr. Kenneth F. Kames and Mr. James P. Regan) for the term of three years are set forth below:

Fix the number of directors at seven and elect Mr. Kames and Mr. Regan:

(i)	Mr. Kames
	Votes for	7,787,740
	Votes withheld	66,111

(ii)	Mr. Regan
	Votes for	7,804,898
	Votes withheld	48,953
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

DYNAMICS RESEARCH CORPORATION
(Registrant)

Date: August 8, 2005	/s/ David Keleher

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