Form 10-Q
period 2005-09-30
DYNAMICS RESEARCH CORP
filed 2005-11-09
CIK 30822

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 1, 2005, there were 9,095,835 shares of the Registrant’s Common Stock, $0.10 par value, outstanding.

DYNAMICS RESEARCH CORPORATION

Dynamics Research Corporation
Consolidated Balance Sheets
(in thousands, except share data)

	September 30,	December 31,
	2005	2004
	(unaudited)	(audited)
Assets
Current assets
Cash and cash equivalents	$1,639	$925
Accounts receivable, net of allowances of $467 at September 30, 2005 and $644 at December 31 , 2004	36,920	45,978
Unbilled expenditures and fees on contracts in process	65,817	48,119
Prepaid expenses and other current assets	1,675	5,668

Total current assets	106,051	100,690

Noncurrent assets
Property, plant and equipment, net	22,689	22,139
Goodwill	63,055	63,055
Deferred income taxes	296	—
Intangible assets, net	9,240	11,519
Unbilled expenditures and fees on contracts in process	262	2,203
Other noncurrent assets	3,138	5,528

Total noncurrent assets	98,680	104,444

Total assets	$204,731	$205,134

Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$8,357	$8,357
Revolver	7,889	10,000
Accounts payable	26,170	20,550
Accrued payroll and employee benefits	12,970	17,914
Deferred income taxes	16,447	15,418
Other accrued expenses	4,628	4,869

Total current liabilities	76,461	77,108

Long-term liabilities
Long-term debt, less current portion	45,217	51,485
Deferred income taxes	—	591
Accrued pension liability	7,576	11,336
Other long-term liabilities	3,439	3,296

Total long-term liabilities	56,232	66,708

Total liabilities	132,693	143,816

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.10 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.10 par value, 30,000,000 shares authorized:
Issued 9,056,479 shares at September 30, 2005 and 8,737,562 shares at December 31, 2004	906	874
Capital in excess of par value	45,107	40,849
Unearned compensation	(2,108)	(1,572)
Accumulated other comprehensive loss	(9,259)	(7,724)
Retained earnings	37,392	28,891

Total stockholders’ equity	72,038	61,318

Total liabilities and stockholders’ equity	$204,731	$205,134

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Dynamics Research Corporation
Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Contract revenue	$77,334	$68,659	$223,712	$192,361
Product sales	1,779	1,792	5,131	5,108

Total revenue	79,113	70,451	228,843	197,469

Cost of contract revenue	64,174	58,022	187,927	164,017
Cost of product sales	1,242	1,274	3,948	3,774
Selling, general and administrative expenses	6,722	6,141	19,429	16,411
Amortization of intangible assets	760	573	2,279	1,335

Total operating costs and expenses	72,898	66,010	213,583	185,537

Operating income	6,215	4,441	15,260	11,932
Interest expense, net	(1,061)	(559)	(3,193)	(1,133)
Other income	119	48	2,221	485

Income before provision for income taxes	5,273	3,930	14,288	11,284
Provision for income taxes	2,136	1,662	5,787	4,773

Net income	$3,137	$2,268	$8,501	$6,511

Earnings per common share
Basic	$0.35	$0.27	$0.97	$0.77
Diluted	$0.34	$0.25	$0.92	$0.72

Weighted average shares outstanding
Weighted average shares outstanding — basic	8,846,245	8,538,353	8,761,800	8,464,854
Dilutive effect of options and restricted stock grants	417,892	551,109	446,254	567,252

Weighted average shares outstanding - diluted	9,264,137	9,089,462	9,208,054	9,032,106

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Dynamics Research Corporation
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income
Three and nine months ended September 30, 2005
(unaudited)
(in thousands)

					Accumulated
	Common stock		Capital in		other
	Issued		excess of	Unearned	comprehensive	Retained
	Shares	Par value	par value	compensation	loss	earnings	Total
Three months ended September 30, 2005
Balance June 30, 2005	8,913	$891	$43,274	$(2,309)	$(9,259)	$34,255	$66,852

Issuance of common stock through stock options exercised and employee stock purchase plan	141	14	1,494	—	—	—	1,508
Issuance of restricted stock	17	2	261	(263)	—	—	—
Forfeiture of restricted stock	(14)	(1)	(259)	260	—	—	—
Amortization of unearned compensation	—	—	—	204	—	—	204
Tax benefit from stock options exercised	—	—	337		—	—	337
Net income	—	—	—	—	—	3,137	3,137

Balance September 30, 2005	9,057	$906	$45,107	$(2,108)	$(9,259)	$37,392	$72,038

Nine months ended September 30, 2005
Balance December 31, 2004 (audited)	8,737	$874	$40,849	$(1,572)	$(7,724)	$28,891	$61,318

Issuance of common stock through stock options exercised and employee stock purchase plan	262	26	2,827	—	—	—	2,853
Issuance of restricted stock	108	10	1,756	(1,766)	—	—	—
Forfeiture of restricted stock	(38)	(3)	(606)	609	—	—	—
Retirement of restricted stock	(12)	(1)	(176)	—	—	—	(177)
Amortization of unearned compensation	—		—	621	—	—	621
Change in unrealized gain on investment, net of taxes	—	—	—	—	(1,535)	—	(1,535)
Tax benefit from stock options exercised	—	—	457	—	—	—	457
Net income	—	—	—	—	—	8,501	8,501

Balance September 30, 2005	9,057	$906	$45,107	$(2,108)	$(9,259)	$37,392	$72,038

Comprehensive income is calculated as follows:

	Three	Nine
	months	months
	ended	ended
	September 30 ,2005
Net income	$3,137	$8,501

Change in unrealized gain on investment in Lucent Technologies shares sold in June 2005, net of tax:
Unrealized holding (loss) during the period	—	(412)
Reclassification adjustment of realized gain included in net income	—	(1,123)

	—	(1,535)

Comprehensive income	$3,137	$6,966

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Dynamics Research Corporation
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income
Three and nine months ended September 30, 2004
(unaudited)
(in thousands)

							Accumulated
	Common stock				Capital in		other
	Issued		Treasury stock		excess of	Unearned	comprehensive	Retained
	Shares	Par value	Shares	Par value	par value	compensation	loss	earnings	Total
Three months ended September 30, 2004
Balance June 30, 2004	10,008	$1,001	(1,379)	$(138)	$39,538	$(1,953)	$(7,556)	$23,761	$54,653

Issuance of common stock through stock options exercised and employee stock purchase plan	50	5	—	—	595	—	—	—	600
Issuance of restricted stock	—	—	—	—	6	(6)	—	—	—
Forfeiture of restricted stock	(2)	—	—	—	(34)	34	—	—	—
Amortization of unearned compensation	—	—	—	—	—	182	—	—	182
Tax benefit from stock options exercised	—	—	—	—	16	—	—	—	16
Redesignation of treasury stock to common stock in accordance with Massachusetts Business Corporation Act, Chapter 156D	(1,379)	(138)	1,379	138	—	—	—	—	—
Unrealized gain on investment	—	—	—	—	—	—	2,132	—	2,132
Net income	—	—	—	—	—	—	—	2,268	2,268

Balance September 30, 2004	8,677	$868	—	$—	$40,121	$(1,743)	$(5,424)	$26,029	$59,851

Nine months ended September 30, 2004
Balance December 31, 2003 (audited)	9,822	$982	(1,379)	$(138)	$36,642	$(797)	$(7,556)	$19,518	$48,651

Issuance of common stock through stock options exercised and employee stock purchase plan	171	17	—	—	1,969	—	—	—	1,986
Issuance of restricted stock	88	9	—	—	1,576	(1,585)	—	—	—
Forfeiture of restricted stock	(22)	(2)	—	—	(246)	248	—	—	—
Repurchase and retirement of restricted stock	(3)	—	—	—	(36)	—	—	—	(36)
Amortization of unearned compensation	—	—	—	—	—	391	—	—	391
Tax benefit from stock options exercised	—	—	—	—	216	—	—	—	216
Redesignation of treasury stock to common stock in accordance with Massachusetts Business Corporation Act, Chapter 156D	(1,379)	(138)	1,379	138	—	—	—	—	—
Unrealized gain on investment	—	—	—	—	—	—	2,132	—	2,132
Net income	—	—	—	—	—	—	—	6,511	6,511

Balance September 30, 2004	8,677	$868	—	$—	$40,121	$(1,743)	$(5,424)	$26,029	$59,851

     Comprehensive income is calculated as follows:

	Three	Nine
	months	months
	ended	ended
	September 30, 2004

Net income	$2,268	$6,511
Adjustments to Accumulated other comprehensive loss:
Unrealized gain on investment in Lucent Technologies	2,132	2,132

Comprehensive income	$4,400	$8,643

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Dynamics Research Corporation
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine months ended
	September 30,
	2005	2004
Operating activities
Net income	$8,501	$6,511
Adjustments to reconcile net cash provided by (used in) operating activities
Depreciation	2,823	2,648
Amortization of intangible assets	2,279	1,335
Stock compensation expense	621	391
Non-cash interest expense	98	105
Investment income from equity interest	(140)	(204)
Tax benefit from stock options exercised	457	216
Deferred income taxes	1,135	1,176
(Gain) loss on sale of investments and equipment	(2,001)	4
Change in operating assets and liabilities
Accounts receivable, net	9,058	(10,987)
Unbilled expenditures and fees on contracts in process, net	(16,887)	(12,194)
Prepaid expenses and other current assets	3,993	461
Accounts payable, net	6,707	3,296
Accrued payroll and employee benefits	(4,944)	1,430
Other accrued expenses	(3,443)	(35)

Net cash provided by (used in) continuing operations	8,257	(5,847)
Net cash used in discontinued operations	(422)	(775)

Net cash provided by (used in) operating activities	7,835	(6,622)

Investing activities
Additions to property, plant and equipment	(3,373)	(3,331)
Purchase of business, net of cash acquired	(128)	(53,587)
Dividends from equity investment	60	60
Proceeds from sale of investments and equipment	2,002	10
Increase in other assets	(156)	(984)

Net cash used in investing activities	(1,595)	(57,832)

Financing activities
Net borrowings (repayments) under revolving credit agreement and notes payable	(2,111)	6,904
Proceeds from the issuance of long-term debt	—	55,000
Principal payments under mortgage agreement	(375)	(375)
Principal payments under loan agreements	(5,893)	(1,599)
Proceeds from the exercise of stock options and issuance of common stock	2,853	1,950

Net cash (used in) provided by financing activities	(5,526)	61,880

Net increase (decrease) in cash and cash equivalents	714	(2,574)
Cash and cash equivalents, beginning of period	925	2,724

Cash and cash equivalents, end of period	$1,639	$150

Supplemental information
Cash paid for interest	$2,986	$1,366
Cash (refunded) paid for income taxes, net	$(686)	$309
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
In the opinion of management, all material adjustments that are of a normal and recurring nature necessary for a fair presentation of the results for the periods presented have been reflected. All material intercompany transactions and balances have been eliminated in consolidation. The results of operations for the three and nine month periods ended September 30, 2005 may not be indicative of the results that may be expected for the year ending December 31, 2005. The accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in the company’s Annual Report on Form 10-K/A, Amendment No. 1 to Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) for the year ended December 31, 2004.
On September 1, 2004, the company acquired Impact Innovations from J3 Technology Services Corp. (“J3 Technology”). Impact Innovations, based in the Washington, D.C. area, offered solutions in business intelligence, enterprise software, application development, information technology service management and other related areas. The results of this acquired entity are included in the company’s Consolidated Statements of Operations and the Consolidated Statement of Cash Flows for periods subsequent to September 1, 2004.
The company has a 40% ownership interest in a “small disadvantaged business”, as defined by the United States Government, which is accounted for using the equity method. This ownership interest is reported as a component of Other noncurrent assets in the company’s Consolidated Balance Sheets.
The company has reclassified certain prior period amounts to conform with the current period presentation.
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
Due to their antidilutive effect, approximately 100,300 and 66,200 options to purchase common stock were excluded from the calculation of diluted earnings per share for the third quarters of 2005 and 2004, respectively. Approximately 73,800 and 66,200 options to purchase common stock were excluded from the calculation of diluted income per share for the nine months ended September 30, 2005 and 2004, respectively, as their effect would be antidilutive. However, these options could become dilutive in future periods.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Net income, as reported	$3,137	$2,268	$8,501	$6,511
Deduct: Total stock-based employee compensation determined under fair-value-based method for all awards, net of related tax effects, if applicable	(135)	(217)	(557)	(693)

Pro forma net income	$3,002	$2,051	$7,944	$5,818

Net income per share:
Basic, as reported	$0.35	$0.27	$0.97	$0.77
Basic, pro forma	$0.34	$0.24	$0.91	$0.69
Diluted, as reported	$0.34	$0.25	$0.92	$0.72
Diluted, pro forma	$0.32	$0.23	$0.86	$0.64
Pro forma expense and pro forma net income per share amounts reflect revised amounts for previously reported periods reflecting a revised estimate of vesting period for performance-based stock options. Some amounts included in pro forma expense reported in previous periods for these performance-based stock options will now likely be recognized in future periods upon adoption of SFAS No. 123(R), Share-Based Payment in 2006.
The weighted average fair values of options to purchase common stock granted in the nine months ended September 30, 2005 and 2004 were $12.08 and $11.05, respectively. The fair value of each option to purchase stock is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	Nine months ended
	September 30,
	2005	2004

Expected volatility	66.38%	69.30%
Dividend yield	—	—
Risk-free interest rate	3.87%	3.90%
Expected life in years	6.50	7.00
No options to purchase common stock were granted during the third quarters of 2005 and 2004.
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
On June 27, 2005, the company sold its Lucent shares for $2.0 million, net of transaction costs, realizing a pretax gain on the sale of $2.0 million. The gain on the sale of the Lucent shares is included in Other Income in the company’s Consolidated Statements of Operations for the nine month period ended September 30, 2005.
An additional 74,274 Lucent shares are currently held in escrow for indemnification related to Lucent’s acquisition of Telica. The company will record the fair value of the shares currently held in escrow at the time that these shares, or any portion thereof, are released.
Recent Accounting Pronouncements
In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections: a Replacement of Accounting Principles Board (APB) Opinion No. 20 and FASB Statement No. 3. (“SFAS 154”). SFAS 154 requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so. Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if that principle had always been used. SFAS 154’s retrospective-application requirement replaces APB Opinion No. 20’s requirement to recognize most voluntary changes in an accounting principle by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. Under SFAS 154, correction of an error in previously issued financial statements will continue to be accounted for by restating the prior-period financial statements, and a change in accounting estimate will continue to be accounted for prospectively. The requirements of SFAS 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. The company believes SFAS 154 will only impact the consolidated financial statements in periods in which a change in an accounting principle is made.
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
Deferred Taxes
The company records a valuation allowance to reduce its deferred tax asset to the amount that is more likely than not to be realized. The company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event it is determined that the company would be able to realize its deferred tax asset in excess of their net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the company determine it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. The company determined that no valuation allowance was required at September 30, 2005.
Pensions
Accounting and reporting for the company’s pension plan requires the use of assumptions, including but not limited to, discount rate, fixed 3% annual compensation increase, and expected return on assets. If these assumptions differ materially from actual results, the company’s obligations under the pension plan could also differ materially, potentially requiring the company to record an additional pension liability. An actuarial valuation of the pension plan is performed each year. The results of this actuarial valuation are reflected in the accounting for the pension plan upon determination.
NOTE 2. BUSINESS ACQUISITION
On September 1, 2004, the company completed the acquisition of Impact Innovations from J3 Technology for $53.4 million in cash, subject to adjustment based upon the value of tangible net assets acquired in accordance with the provisions of the Equity Purchase Agreement among the company, Impact Innovations and J3 Technology. The company used the proceeds from the acquisition term loan portion of its new financing facility, entered into on September 1, 2004, to finance the transaction. The company acquired all of the outstanding membership interests of Impact Innovations, which constituted the government contracts business of J3 Technology. Impact Innovations, based in the Washington, D.C. area, offered solutions in business intelligence, enterprise software, application development, information technology service management and other related areas. Its customers include United States government intelligence agencies and various Department of Defense agencies, as well as federal civilian agencies. The company believes that the acquisition of Impact Innovations enhances its capability to move to Capability Maturity Model Integration (“CMMI”), and enriches DRC’s business intelligence, business transformation and network engineering and operations solution sets, while adding a number of key government defense and civilian customers to the company’s portfolio, including a new customer base in the intelligence community. As part of this transaction, the company paid $0.8 million for legal, audit and other transaction costs related to the acquisition. The company also accrued $0.4 million for exit costs, primarily related to the consolidation of one of the Impact Innovations facilities into a DRC facility, including lease costs for the abandoned acquired facility.

The purchase price was determined through negotiations with J3 Technology based upon the company’s access to new customers, customer relationships and cash flows. The portion of the excess of purchase price over fair value of net assets acquired that was allocated to customer relationships was $11.5 million, which the company estimated to have a useful life of five years, based upon an independent appraisal. Accordingly, the company is amortizing this intangible asset over five years, based upon the estimated future cash flows of the individual contracts related to this asset. The balance of the excess purchase price was recorded as goodwill. Finalization of the allocation of excess of purchase price over the fair value of net assets acquired to goodwill will be made after completion of the balance sheet valuation negotiation, which the company expects to occur in the fourth quarter of 2005. The Seller is currently disputing the company’s balance sheet valuation of the net assets acquired. The company has accrued $0.5 million for additional cash consideration to the seller based upon the value of tangible net assets acquired that were recorded at December 31, 2004. A summary of the transaction is as follows (in thousands):

Consideration:
Cash	$53,399
Accrued estimated additional cash consideration	473
Transaction costs	801
Exit costs	394

Total consideration	55,067

Preliminary allocation of consideration to assets acquired/(liabilities assumed):
Working capital	6,768
Property and equipment	562
Other noncurrent assets	57
Long-term liabilities	(164)

Preliminary total fair value of net tangible assets acquired	7,223

Preliminary excess of consideration over fair value of net tangible assets acquired	47,844

Preliminary allocation of excess consideration to identifiable intangible assets:
Customer relationships	11,500

Preliminary allocation of excess consideration to goodwill	$36,344

The activity for the nine months ended September 30, 2005, related to the exit costs accrued in connection with the acquisition of Impact Innovations is as follows (in thousands):

Balance at December 31, 2004	$393
Revision of accrual estimate	(75)
Expenditures charged against accrual	(143)

Balance at September 30, 2005	$175

The following pro forma results of operations for the three and nine month periods ended September 30, 2004 have been prepared as though the acquisition of Impact Innovations had occurred on January 1, 2004. These pro forma results include adjustments for interest expense and amortization of deferred financing costs on the acquisition term loan used to finance the transaction, amortization expense for the identifiable intangible asset recorded and the effect of income taxes. This pro forma information does not purport to be indicative of the results of operations that would have been attained had the acquisition been made as of January 1, 2004, or of results of operations that may occur in the future (in thousands, except per share data):

	Three months	Nine months
	ended	ended
	September 30,	September 30,
	2004	2004

Revenue	$79,254	$231,281
Net income	$2,699	$6,910
Earnings per share
Basic	$0.32	$0.82
Diluted	$0.30	$0.76
NOTE 3. GOODWILL AND INTANGIBLE ASSETS
Components of the company’s identifiable intangible assets, customer relationships, are as follows (in thousands):

	September 30,	December 31,
	2005	2004

Cost	$14,200	$14,200
Less accumulated amortization	4,960	2,681

	$9,240	$11,519

The company recorded amortization expense for its identifiable intangible assets of $0.8 million and $0.6 million for the three months ended September 30, 2005 and 2004, respectively, and $2.3 million and $1.3 million for the nine months ended September 30, 2005 and 2004 respectively. Estimated future amortization expense for the identifiable intangible assets to be recorded by the company as of September 30, 2005 is as follows (in thousands):

Remainder of 2005	$760
2006	$2,809
2007	$2,602
2008	$2,038
2009	$1,031
There were no changes in the carrying amount of goodwill during either the three or nine months ended September 30, 2005.
NOTE 4. INCOME TAXES
In the third quarter of 2005, audits of the company’s 2002 and 2003 federal income tax returns were settled, and the Internal Revenue Service initiated an audit of the company’s 2004 income tax return. Under the terms of the 2002 and 2003 settlement, the company agreed to change its tax accounting method to reflect certain unbilled costs and fees in current period taxable income. The settlement also included an agreement to apply the resulting adjustment of $16.8 million to taxable income over a four year period. The settlement did not impact tax expense in the accompanying income statement as the amounts were previously included in the deferred income tax balance. The company expects to make an initial payment within the next several months of approximately $1.7 million, which is the estimated taxes due on the 2003 installment. The 2004 installment was included in the company’s 2004 tax filings in September 2005. Remaining payments, which total approximately $3.4 million, will be included in the company’s tax filings for 2005 and 2006. Interest expense of $0.1 million related to the settlement was accrued as of September 30, 2005. There were no penalties related to the settlement.
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
The company evaluates performance and allocates resources based on operating income (loss). The operating income (loss) for each segment includes amortization of intangible assets and selling, general and administrative expenses directly attributable to the segment. All corporate operating expenses, including depreciation of corporate assets, are allocated between the segments based on segment revenues. During 2005, the company reviewed its allocation method for corporate overhead costs resulting in a change in estimate of cost to be applied to the respective segments. Prior periods have been reclassified to conform with the current period presentation. Corporate assets are primarily comprised of cash and cash equivalents, the company’s corporate headquarters facility in Andover, Massachusetts, the PeopleSoft-based enterprise business system, any deferred tax assets, certain corporate prepaid expenses and other current assets, and valuation allowances.
Results of operations information for the company’s business segments for the three and nine month periods ended September 30, 2005 and 2004 are as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenue
Systems and Services	$77,334	$68,659	$223,712	$192,361
Metrigraphics	1,779	1,792	5,131	5,108

	$79,113	$70,451	$228,843	$197,469

Operating income
Systems and Services	$5,959	$4,228	$14,949	$11,493
Metrigraphics	256	213	311	439

	$6,215	$4,441	$15,260	$11,932

Asset information for the company’s business segments and a reconciliation of segment assets to the corresponding consolidated amounts as of September 30, 2005 and December 31, 2004 are as follows (in thousands):

	September 30,	December 31,
	2005	2004
Segment assets
Systems and Services	$181,577	$179,973
Metrigraphics	1,716	1,859

Total segment assets	183,293	181,832
Corporate assets	21,438	23,302

	$204,731	$205,134

Domestic revenues consistently represent approximately 98% to 99% of the company’s consolidated revenues.
Revenues from Department of Defense (“DoD”) customers accounted for approximately 80.9% and 74.6% of total revenues in the three-month periods ended September 30, 2005 and 2004, respectively, and approximately 78.6% and 78.2%, respectively, in the nine months then ended. Revenues earned from two significant DoD customers as a percentage of the company’s consolidated revenues is as follows:

	Three months ended				Nine months ended
	September 30,				September 30,
	2005		2004		2005		2004
	Revenue	%	Revenue	%	Revenue	%	Revenue	%
Customer A	$12,450	16%	$10,927	16%	$34,932	15%	$33,098	17%
Customer B	$6,469	8%	$7,999	11%	$21,120	9%	$23,338	12%
The outstanding accounts receivable balances of these customers at September 30, 2005 and December 31, 2004, are as follows (in thousands):

	September 30,	December 31,
	2005	2004

Customer A	$5,950	$4,650
Customer B	$2,907	$2,698
The company had no other customer in the three or nine month periods ended September 30, 2005 or 2004 that accounted for more than 10% of revenues.
The company has a 40% interest in HMR Tech, which it accounts for using the equity method of accounting. This interest was acquired as a result of the company’s May 31, 2002 acquisition of HJ Ford Associates, Inc. Accordingly, HMR Tech is considered a related party for all periods subsequent to May 31, 2002. Revenues from HMR Tech for the three months ended September 30, 2005 and 2004, were approximately $165,000 and $306,000, respectively, and approximately $531,000 and $801,000, respectively, for the nine months then ended. The amounts due from HMR Tech included in accounts receivable at September 30, 2005 and December 31, 2004, were approximately $38,000 and $192,000, respectively.
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
Outstanding borrowings
The company’s outstanding debt at September 30, 2005 and December 31, 2004, was as follows (dollars in thousands):

	Outstanding	Interest
	Principal	rate	Interest rate option and election date

September 30, 2005
Acquisition term loan	$23,099	5.94%	90-day LIBOR Rate option elected on August 1, 2005
	23,100	6.17%	180-day LIBOR Rate option elected on August 1, 2005
Term loan	7,375	5.69%	90-day LIBOR Rate option elected on August 1, 2005
Revolver	7,889	6.75%	Base Rate option; election date not applicable

	$61,463

December 31, 2004
Acquisition term loan	$52,092	5.41%	90-day LIBOR Rate option elected on November 1, 2004
Term loan	7,750	5.16%	90-day LIBOR Rate option elected on November 1, 2004
Revolver	10,000	5.28%	30-day LIBOR Rate option elected on December 1, 2004

	$69,842

NOTE 7. DEFINED BENEFIT PENSION PLAN
The components of net periodic benefit cost for the company’s defined benefit pension plan are as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Interest cost	$959	$993	$2,953	$2,947
Expected return on plan assets	(1,139)	(945)	(3,305)	(2,903)
Recognized actuarial loss	334	314	1,127	968

Net periodic benefit cost	$154	$362	$755	$1,012

The company’s defined benefit pension plan is frozen. No credit is earned for current service and no new participants are eligible to enter the plan; accordingly, the net periodic benefit costs do not include any charges for service cost. The company has contributed $8.1 million in 2005 to fund its pension plan. No additional contribution is expected in 2005.

NOTE 8. DISCONTINUED OPERATIONS EXIT COST ACCRUAL
On May 2, 2003, the company completed the sale of its Encoder Division assets and certain liabilities to GSI Lumonics Inc. (“GSI”) in Billerica, Massachusetts. In connection with this transaction, the company accrued $0.8 million of exit costs primarily relating to lease costs, net of estimated sublease income. At December 31, 2004 the balance outstanding was $422,000. The lease on the Encoder facility expired in August 2005 and the accrual for exit cost has been fully consumed.
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
On February 3, 2004, a suit was filed in the Circuit Court for the County of Fairfax, Virginia against the company by Cushman & Wakefield of Virginia, Inc. (“Cushman & Wakefield”), a real estate broker that the company maintains it had not retained, claiming breach of contract and nonpayment of a commission fee related to an office lease. On January 12, 2005, a judgment of $407,000 was entered against the company. The real estate broker retained by the company for such office lease has indemnified the company from any such claims. However, the company may also be liable for Cushman & Wakefield’s legal costs, against which the company’s broker may not indemnify the company. The Supreme Court of Virginia has refused the company’s petition for appeal and the company is preparing a petition for rehearing. The company has recorded a reserve for costs related to this matter and currently believes it is unlikely that the outcome of this matter, if unfavorable, would have a material adverse effect on the company’s business, financial position, results of operations and cash flows.
On June 28, 2005 a suit, characterized as a class action employee suit, was filed in the U.S. Federal Court for the District of Massachusetts alleging violations of the Fair Labor Standards Act and certain provisions of Massachusetts General Laws. The company believes that its practices comply with the Fair Labor Standards Act and Massachusetts General Laws. The company will vigorously defend itself and has moved to have the complaint removed from Federal Court and addressed in accordance with the company’s mandatory Dispute Resolution Program for the arbitration of workplace complaints. Nevertheless, the outcome of this litigation, if unfavorable, could have a material adverse effect on the company’s business, financial position, results of operations and cash flows.

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

BUSINESS ACQUISITION
On September 1, 2004, the company completed the acquisition of Impact Innovations Group LLC (“Impact Innovations”) from J3 Technology Services Corp. Impact Innovations, based in the Washington, D.C. area, offers solutions in business intelligence, enterprise software, application development, information technology service management and other related areas. The results of this acquired entity are included in the company’s Consolidated Statements of Operations and of Cash Flows for the periods subsequent to September 1, 2004.
RESULTS OF OPERATIONS
Operating results (in thousands) and expressed as a percentage of total revenues for the three and nine month periods ended September 30, 2005 and 2004 are as follows:

	Three months ended September 30,
	2005		2004
		% of		% of
	$ thousands	revenues	$ thousands	revenues

Contract revenue (Systems and Services)	$77,334	97.8%	$68,659	97.5%
Product sales (Metrigraphics)	1,779	2.2%	1,792	2.5%

Total revenue	79,113	100.0%	70,451	100.0%

Gross profit/margin on contract revenue	13,160	17.0%	10,637	15.5%
Gross profit/margin on product sales	537	30.2%	518	28.9%

Total gross profit/margin	13,697	17.3%	11,155	15.8%

Selling, general and administrative expenses	6,722	8.5%	6,141	8.7%
Amortization of intangible assets	760	1.0%	573	0.8%

Operating income	6,215	7.9%	4,441	6.3%
Interest expense, net	(1,061)	(1.3)%	(559)	(0.8)%
Other income	119	0.2%	48	0.1%

Income before provision for income taxes	$5,273	6.7%	$3,930	5.6%

	Nine months ended September 30,
	2005		2004
		% of		% of
	$ thousands	revenues	$ thousands	revenues

Contract revenue (Systems and Services)	$223,712	97.8%	$192,361	97.4%
Product sales (Metrigraphics)	5,131	2.2%	5,108	2.6%

Total revenue	228,843	100.0%	197,469	100.0%

Gross profit/margin on contract revenue	35,785	16.0%	28,344	14.7%
Gross profit/margin on product sales	1,183	23.1%	1,334	26.1%

Total gross profit/margin	36,968	16.2%	29,678	15.0%

Selling, general and administrative expenses	19,429	8.5%	16,411	8.3%
Amortization of intangible assets	2,279	1.0%	1,335	0.7%

Operating income	15,260	6.7%	11,932	6.0%
Interest expense, net	(3,193)	(1.4)%	(1,133)	(0.6)%
Other income	2,221	1.0%	485	0.2%

Income before provision for income taxes	$14,288	6.2%	$11,284	5.7%

Revenues
The company reported revenues of $79.1 million and $70.5 million in the third quarters of 2005 and 2004, respectively. The company’s revenues for the nine months ended September 30, 2005 and 2004 were $228.8 million and $197.5 million, respectively.
Contract revenues (Systems and Services segment)
Contract revenues in the company’s Systems and Services segment were $77.3 million and $68.7 million in the three months ended September 30, 2005 and 2004, respectively, and $223.7 million and $192.4 million in the nine months then ended. The increase in the current year periods was primarily attributable to revenues added through the acquisition of Impact Innovations. The company’s contract revenue in the three and nine month periods ended September 30, 2005 and 2004 was earned from the following sectors (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Defense and intelligence agencies	$63,970	$52,563	$179,961	$154,313
Federal civilian agencies	6,785	9,478	24,560	23,034
State and local government agencies	5,946	6,171	16,996	14,497
Other	633	447	2,195	517

	$77,334	$68,659	$223,712	$192,361

The increase in revenues for the nine months ended September 30, 2005 from the prior year period was primarily attributed to revenues added through the acquisition of Impact Innovations. Revenue from all sectors increased during this comparative nine month period. Revenue for the three months ended September 30, 2005 increased from the prior year period primarily because of the acquisition. Federal civilian agencies sector revenue decreased during this three months period because of a decline in IRS program revenue.
Revenues from state and local government agencies decreased slightly in the three months ended September 2005 compared to the same period last year. Revenue increased in the nine months ended September 30, 2005, compared to the same prior year period, primarily due to revenue from the company’s contract with the State of Ohio to design, develop and install an automated child welfare case management system, which totaled $12.2 million for the nine months ended September 30, 2005 compared with $4.9 million of revenues for the same period in 2004.
The company experienced a slowdown in government procurement schedules and contract awards in the first nine months of 2005. This, coupled with a very competitive Washington area employment market, has dampened organic growth in the first nine months of the year. The company’s new business awards in the first nine months of 2005 totaled approximately $32.7 million, a slower pace than the prior year. The company believes the delays relate, directly or indirectly, to funding needs for the war in Iraq.
Revenues by contract type as a percentage of Systems and Services segment revenues were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Time and materials	55%	57%	56%	60%
Cost reimbursable	21%	22%	20%	22%
Fixed price, including service-type contracts	24%	21%	24%	18%

	100%	100%	100%	100%

Prime contract	68%	73%	68%	71%
Sub-contract	32%	27%	32%	29%

	100%	100%	100%	100%

The company’s contracts with the Aeronautical Systems Center (“ASC”), the Air Force Electronic Systems Center (“ESC”) and the Internal Revenue Service (“IRS”), which provided approximately $47 million, $31 million and $12 million, respectively, of revenues in the year 2004, are subject to re-competition in 2005. It is currently anticipated that the 2005 competitions with the ESC and the ASC will restrict prime contract awards to small businesses. DRC expects to participate in the competitions as a sub-contractor to qualified small businesses.
The company currently anticipates awards on the ASC contract will occur in the fourth quarter of 2005, with the transition of task orders to the new contracts occurring in 2006. The company anticipates that a successful re-competition will enable DRC to retain and preserve profits on substantially its entire labor base currently supporting these customers, resulting in an increase in profit margins. The full year revenue impact of moving from prime contractor to a subcontractor will be approximately $24 million.
Regarding the ESC contract competition, the company now anticipates the government contract award and initial task order transitions will occur in late 2006. The company anticipates that a successful re-competition will enable DRC to retain and preserve profits on substantially its entire labor base currently supporting these customers, which is expected to increase profit margins. The full year revenue impact of moving from prime contractor to a subcontractor will be approximately $12 million.
Regarding the company's work with the IRS, contract re-competition awards were announced in November 2005. While the company did not receive a prime contract award its' current task orders have been extended through May 2006. After May, the company anticipates continuing work with the IRS either through a GSA schedule contract or as a sub-contractor.
Product revenues (Metrigraphics segment)
Product revenues for the Metrigraphics segment for the first nine months of 2005 were relatively unchanged from prior year levels.
Funded backlog
The company’s funded backlog was $147.5 million at September 30, 2005, $165.0 million at December 31, 2004 and $151.0 million at September 30, 2004. The company expects that substantially all of its backlog will generate revenue during the subsequent twelve-month period. The funded backlog generally is subject to possible termination at the convenience of the contracting party. A portion of the company’s funded backlog is based on annual purchase contracts and subject to annual governmental approvals or appropriations legislation. The amount of backlog as of any date may be affected by the timing of order receipts and associated deliveries.
Gross margin
The company’s total gross margins were 17.3% and 15.8% in the three months ended September 30, 2005 and 2004, respectively, and 16.2% and 15.0% in the nine months then ended. The overall improvement in gross margin in 2005 is primarily the result of lower employee benefit and other indirect overhead costs as a percentage of revenues.
The company’s gross margins on contract revenues were 17.0% and 15.5% in the three months ended September 30, 2005 and 2004, respectively, and 16.0% and 14.7% in the nine months then ended. The improvement in gross margin on contract revenue in 2005 is primarily attributable to lower indirect overhead costs as a percentage of revenues.
The company’s gross margins on product sales were 30.2% and 28.9% in the third quarters of 2005 and 2004, respectively. The improvement in gross margin was primarily due to higher international sales in the third quarter of 2005 compared with the prior year period. The company’s gross margins on product sales in the nine months ended September 30, 2005 and 2004 were 23.1% and 26.1%, respectively. The year-to-year decrease in gross margin on product sales is primarily associated with change in product mix and higher costs associated with sales to international customers.

Selling, general and administrative expenses
Selling, general and administrative expenses increased to $6.7 million and $19.4 million in the three and nine months ended September 30, 2005, respectively, from $6.1 million and $16.4 million in the comparable prior year periods. Costs have increased primarily due to the addition of staff and administrative expenses associated with the acquisition of Impact Innovations on September 1, 2004, increase in legal fees, higher recruiting costs and increase in IT support costs.
Amortization of intangible assets
Amortization expense of $0.8 million and $2.3 million in the three and nine months ended September 30, 2005, respectively, relates to intangible assets acquired in the company’s 2004 purchase of Impact Innovations and the company’s 2002 purchases of Andrulis Corporation and HJ Ford Associates, Inc. Amortization expense was $0.5 million and $1.3 million in the three and nine months ended September 30, 2004, which includes $0.2 million related to the September 1, 2004 acquisition of Impact Innovations.
Operating income
The company’s operating income was $6.2 million in the third quarter of 2005 and $4.4 million in the third quarter of 2004. The company’s operating income in the nine months ended September 30, 2005 and 2004 was $15.3 million and $11.9 million, respectively. The increase in operating income in the current year periods, compared to the same prior year periods, is primarily attributable to the inclusion of Impact Innovations, which was acquired on September 1, 2004. Impact Innovations reported revenues of $11.9 million and $35.6 million in the three and nine months ended September 30, 2005, respectively.
Segment operating income includes amortization of intangible assets and selling, engineering and administrative expenses directly attributable to the segment. All corporate operating expenses, including depreciation of corporate assets, are allocated between the segments based on segment revenues. Operating income for the Systems and Services segment was $6.0 million and $14.9 million in the three and nine months ended September 30, 2005, respectively, and $4.2 million and $11.5 million in the comparable prior year periods. The Metrigraphics segment reported operating income of $0.3 million and $0.2 million for the three months ended September 30, 2005 and September 30, 2004, respectively. Operating income for the nine months ended September 30, 2005 was $0.3 million compared with $0.4 million for the same period last year.
Interest income and expense
The company incurred interest expense totaling $1.1 million and $0.6 million in the three months ended September 30, 2005 and 2004, respectively, and $3.2 million and $1.1 million in the nine months then ended. The increase in interest expense in the current year periods is primarily attributable to the acquisition loan used to fund the September 1, 2004 acquisition of Impact Innovations. Interest expense for the third quarter of 2005 also included $0.1 million related to settlement of the company’s 2002 and 2003 federal income tax audits. Higher interest rates also contributed to the increase in expense. The interest rates on the company’s current financing vehicles are variable. These vehicles are described in detail in the “Liquidity and Capital Resources” section below. The weighted average interest rate on the company’s outstanding borrowings were 6.10% and 4.91% at September 30, 2005 and 2004, respectively. An increase in one percentage point in the company’s rates would result in approximately $0.6 million of additional interest expense on an annual basis. The company is focused on debt reduction in order to reduce interest expense. Since the third quarter of 2004 when the company acquired Impact Innovations, total debt has been reduced approximately $15 million.
The company recorded approximately $17,000 and $44,000, respectively, of interest income in the three and nine months ended September 30, 2005, and approximately $7,000 and $39,000, respectively, in the comparable prior year periods.
Other income, net
The company recorded net other income of approximately $0.1 million and $0.0 million in the three months ended September 30, 2005 and 2004, respectively, and $2.2 million and $0.5 million in the nine month period then ended. The current year amounts include $2.0 million of realized gains resulting from the sale on June 27, 2005, of 672,518 shares of common stock in Lucent Technologies. The prior year nine month amount includes income of $0.3 million related to investments held in a rabbi trust associated with the company’s deferred compensation plan. This income credit was offset by similar charges to selling, general and administrative expenses in the same period.

Income tax provision
The company recorded income tax provisions of $5.8 million, or 40.5% of pre-tax income, and $4.8 million, or 42.3% of pre-tax income, in the nine months ended September 30, 2005 and 2004, respectively. The reduction in the 2005 tax rate reflects changes in estimates for non-deductible expenses. The 2005 rate has increased from the 2004 year-end rate of 40.1% due to lower state investment tax credit and higher graduated Federal tax rate on anticipated higher taxable profits.
LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2005 and December 31, 2004, the company had cash and cash equivalents aggregating $1.6 million and $0.9 million, respectively. The increase in cash and cash equivalents is primarily the result of $7.8 million of cash provided by operating activities, including $0.5 million of cash used for discontinued operations. These amounts were partially offset by of $5.5 million used in financing activities, including $8.4 million of net principal payments on the company’s borrowings, and $1.6 million used in investing activities, including $3.4 million of capital expenditures, net of $2.0 million in proceeds from the sale of an investment security.
Operating activities
Cash provided by operating activities totaled $7.8 million for the nine months ended September 30, 2005, and is primarily attributable to $8.5 million of net income, depreciation and amortization expenses aggregating $5.1 million and $9.1 million of decreases in accounts receivable. These amounts were partially offset by a $16.9 million increase in unbilled expenditures and fees on contracts in process and decreases of $8.4 million in accrued payroll & employees benefits and other accrued expenses.
Stock compensation expense increased to $0.6 million in the nine months of 2005, from $0.4 million in the comparable prior year period. The company has realigned its approach to equity compensation by increasing its use of restricted stock awards and reducing its use of stock option awards. As a result, higher non-cash expense was recorded in the current year, and will continue to be recorded in subsequent periods.
Non-cash amortization expense of the company’s acquired intangible assets was $2.3 million and $1.3 million in the nine months ended September 30, 2005 and 2004, respectively. As a result of the company’s recent business acquisition, the company anticipates that non-cash expense for the amortization of intangible assets will remain at this quarterly level throughout 2005.
In the third quarter of 2005, audits of the company’s 2002 and 2003 federal income tax returns were settled, and the Internal Revenue Service initiated an audit of the company’s 2004 income tax return. Under the terms of the 2002 and 2003 settlement, the company agreed to change its tax accounting method to reflect certain unbilled costs and fees in current period taxable income. The settlement also included an agreement to apply the resulting adjustment of $16.8 million to taxable income over a four year period. The settlement did not impact tax expense in the accompanying income statement as the amounts were previously included in the deferred income tax balance. The company expects to make an initial payment within the next several months of approximately $1.7 million which is the estimated taxes due on the 2003 installment. The 2004 installment was included in the company’s 2004 tax filings in September 2005. Remaining payments, which total approximately $3.4 million, will be included in the company’s tax filings for 2005 and 2006.
Total accounts receivable and current and noncurrent unbilled expenditures and fees on contracts in process were $103.0 million and $96.3 million at September 30, 2005 and December 31, 2004, respectively. Billed accounts receivable decreased $9.1 million in the nine months of 2005, while unbilled amounts increased $16.9 million.
The decrease in billed receivables was due to strong cash collections in the nine months of 2005. Collection delays encountered in the fourth quarter of 2004 with the Defense Finance and Accounting Services and the General Services Administration improved significantly in the first nine months of 2005.

Regarding unbilled receivables, $12 million of the increase related to costs incurred on the company’s contract with the State of Ohio (the “Ohio contract”), for which payment is contractually deferred. Total unbilled receivables on this contract were $20.1 million at September 30, 2005 and $8.2 million at December 31, 2004. The State of Ohio and the company have agreed to accelerated payment terms on this contract. The company anticipates payment of $13 million in the fourth quarter of 2005. Additional payments of $6.1 million are currently anticipated in the third quarter of 2006.
Total accounts receivable (including unbilled amounts) days sales outstanding, or DSO, was 117 at September 30, 2005 and 111 at December 31, 2004. These amounts include the effect of the Ohio contract.
Total accounts payable increased by $5.6 million. This increase is primarily related to the principle sub-contractor on the company’s contract with the State of Ohio. Payment to the subcontractor is contractually deferred until the company receives its payment from the Ohio contract.
During the third quarter the company accelerated the funding of its pension plan by making a $6.2 million contribution. Total contributions for 2005 have been $8.1 million with no additional contribution anticipated for the remainder of 2005. Accelerating this payment eliminated the under funding of the company’s pension plan, contributed to the assets of the plan, provided the company with an immediate tax benefit, and decreased the plan costs.
Investing activities
The company used a net amount of $1.6 million of cash in investing activities, primarily comprised of capital expenditures aggregating $3.4 million, including $1.8 million for renovations to the company’s Andover, Massachusetts corporate headquarters. Partially offsetting these capital expenditures was $2.0 million of proceeds received from the sale of Lucent shares. The company’s capital expenditures, excluding business acquisitions, if any, are expected to approximate $4 to $5 million in 2005, primarily for facilities and infrastructure consolidation and improvement.
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
The company is exploring a sale and leaseback transaction for its Andover headquarter facility. The company believes that the market for this type of transaction is very attractive and can increase its return on invested capital by as much as 100 basis points and, through reduced interest expense, could be accretive to 2006 earnings. The lease commitment would be for at least 10 years with multiple renewal options. If successful, the company expects a transaction will occur in the fourth quarter of 2005.
Financing activities
During the first nine months of 2005 the company used $5.5 million of cash in financing activities, including $8.4 million of net principal payments on the company’s borrowings. These payments were partially offset by $2.9 million of proceeds from the exercise of stock options and issuance of shares under the employee stock purchase plan.
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

The company used $53.4 million of the $55.0 million of proceeds from the acquisition term loan to complete the acquisition of Impact Innovations. The company repaid $1.6 million of the original $55.0 million financed on September 1, 2004. The facility requires quarterly principal payments on the acquisition term loan of approximately $2 million, with a final payment of approximately $16 million on September 1, 2009. At September 30, 2005, the outstanding principal balance on the acquisition term loan was $46.2 million.
The company has a ten-year term loan as amended and restated on September 1, 2004, with an outstanding principal balance of $7.4 million at September 30, 2005, which is secured by a mortgage on the company’s headquarters in Andover, Massachusetts. The agreement requires quarterly principal payments of $125,000, with a final payment of $5.0 million due on May 1, 2010.
The revolver has a five-year term and is available to the company for general corporate purposes, including strategic acquisitions. The fee on the unused portion of the revolver ranges from 0.25% to 0.50% per annum, depending on the company’s leverage ratio, and is payable quarterly in arrears. At September 30, 2005, the outstanding principal balance on the revolver was $7.9 million. The excess cash flow recapture provisions described below require that additional payments under these provisions be applied first to the outstanding balance of the revolver. Accordingly, the company has classified the outstanding balance of the revolver as a current liability in its Consolidated Balance Sheets.
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
Based upon its present business plan and operating performance, the company believes that cash provided by operating activities, combined with amounts available for borrowing under the revolver, will be adequate to fund the capital requirements of its existing operations during the remainder of 2005 and for the foreseeable future. In the event that the company’s current capital resources are not sufficient to fund requirements, the company believes its access to additional capital resources would be sufficient to meet its needs. However, the development of adverse economic or business conditions could significantly affect the need for and availability of capital resources.
Commitments
The company’s contractual obligations as of September 30, 2005 consist of the following (in thousands):

		Payments due by period
		Less than	Two to three	Four to five
	Total	one year	years	years	Thereafter

Revolver	$7,889	$7,889	$—	$—	$—
Long-term debt	53,574	8,357	16,714	28,503	—
Operating leases	27,584	5,646	9,684	7,949	4,305

Total contractual obligations	$89,047	$21,892	$26,398	$36,452	$4,305

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
Deferred Taxes
The company records a valuation allowance to reduce its deferred tax asset to the amount that is more likely than not to be realized. The company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event it is determined that the company would be able to realize its deferred tax asset in excess of their net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the company determine it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. The company determined that no valuation allowance was required at September 30, 2005.
Pensions
Accounting and reporting for the company’s pension plan requires the use of assumptions, including but not limited to, discount rate, fixed 3% annual compensation increase, and expected return on assets. If these assumptions differ materially from actual results, the company’s obligations under the pension plan could also differ materially, potentially requiring the company to record an additional pension liability. An actuarial valuation of the pension plan is performed each year. The results of this actuarial valuation are reflected in the accounting for the pension plan upon determination.

RECENT ACCOUNTING PRONOUNCEMENTS
In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections: a Replacement of Accounting Principles Board (APB) Opinion No. 20 and FASB Statement No. 3. (“SFAS 154”). SFAS 154 requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so. Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if that principle had always been used. SFAS 154’s retrospective-application requirement replaces APB Opinion No. 20’s requirement to recognize most voluntary changes in an accounting principle by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. Under SFAS 154, correction of an error in previously issued financial statements will continue to be accounted for by restating the prior-period financial statements, and a change in accounting estimate will continue to be accounted for prospectively. The requirements of SFAS 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. The company believes SFAS 154 will only impact the consolidated financial statements in periods in which a change in an accounting principle is made.
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
Revenue derived from United States government agencies for both the nine months ended September 30, 2005 and the year ended December 31, 2004, was approximately 89%. Within the Department of Defense, certain individual programs account for a significant portion of our United States Government business. Our revenue from contracts with the Department of Defense, either as a prime contractor or subcontractor, accounted for approximately 79% of our total revenue in the nine months ended September 30, 2005, and approximately 78% of our total revenue in the year ended December 31, 2004. We cannot provide any assurance that any of these programs will continue as such or will continue at current levels. Our revenue could be adversely affected by significant changes in defense spending during periods of declining United States defense budgets. Among the effects of this general decline has been increased competition within a consolidating defense industry.
Current budget pressures, on the United States government caused by the war in Iraq and natural disasters may have adverse effects on the company’s business.
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
For fixed price contracts, we must estimate the costs necessary to complete the defined statement of work and recognize revenue or losses in accordance with such estimates. Actual costs may vary materially from the estimates made from time to time, necessitating adjustments to reported revenue and net income. Underestimates of the costs associated with a project could adversely affect our overall profitability and could have a material adverse effect on our business, financial condition, results of operations and cash flows. While we endeavor to maintain and improve contract profitability, we cannot be certain that any of our existing or future time and materials or fixed-price projects will be profitable. The company’s revenues earned under fixed price contracts has increased as a percentage of total revenues from approximately 18% in the nine months ended September 30, 2004, to approximately 24% in the nine months ended September 30, 2005. This increase is primarily due to the company’s contract with the State of Ohio to design, develop and install an automated child welfare case management system.
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
The company’s contracts with the Aeronautical Systems Center (“ASC”), the Air Force Electronic Systems Center (“ESC”) and the Internal Revenue Service (“IRS”), which provided approximately $47 million, $31 million and $12 million, respectively, of revenues in the year 2004, are subject to re-competition in 2005. It is currently anticipated that the 2005 competitions with the ESC and the ASC will restrict prime contract awards to small businesses. DRC expects to participate in the competitions as a sub-contractor to qualified small businesses.
The company currently anticipates awards on the ASC contract will occur in the fourth quarter of 2005, with the transition of task orders to the new contracts occurring in 2006. The company anticipates that a successful re-competition will enable DRC to retain and preserve profits on substantially its entire labor base currently supporting these customers, resulting in an increase in profit margins. The full year revenue impact of moving from prime contractor to a subcontractor will be approximately $24 million.
Regarding the ESC contract competition, the company now anticipates the government contract award and initial task order transitions will occur in late 2006. The company anticipates that a successful re-competition will enable DRC to retain and preserve profits on substantially its entire labor base currently supporting these customers, which is expected to increase profit margins. The full year revenue impact of moving from prime contractor to a subcontractor will be approximately $12 million.
Regarding the company's work with the IRS, contract re-competition awards were announced in November 2005. While the company did not receive a prime contract award its' current task orders have been extended through May 2006. After May, the company anticipates continuing work with the IRS either through a GSA schedule contract or as a sub-contractor.
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

Demand for our products and services in each of the markets we serve can vary significantly from quarter to quarter due to revisions in customer budgets or schedules and other factors beyond our control. In addition, because a high percentage of our expenses is fixed and does not vary relative to revenue, a decrease in revenue may cause a significant variation in our operating results. Additionally, at September 30, 2005, the company had $61.5 million of outstanding debt, or approximately 46.0% of its invested capital at that date.
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

DYNAMICS RESEARCH CORPORATION
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The company is subject to interest rate risk associated with our acquisition term loan, term loan and revolver, where interest payments are tied to either the LIBOR or prime rate. The interest rate on $23.1 million of the acquisition term loan was 5.94% at September 30, 2005, under the 90-day LIBOR Rate option elected on August 1, 2005. The interest rate on the remaining $23.1 million of the acquisition term loan was 6.17% at September 30, 2005, under the 180-day LIBOR Rate option elected on August 1, 2005. The interest rate on the term loan was 5.69% at September 30, 2005, under the 90-day LIBOR Rate option elected on August 1, 2005. The interest rate on the revolver’s $7.9 million balance at September 30, 2005 was 6.75% under the Base Rate option. At any time, a modest rise in interest rates could have an adverse effect on net income as reported in the company’s Consolidated Statements of Operations. An increase of one full percentage point in the interest rate on the company’s acquisition term loan, term loan and revolver would result in increases in annual interest expense aggregating $0.6 million.
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

Management is committed to remediation of these deficiencies. To this end, a plan has been implemented and actions have been taken to affect these changes which include:
-	Implementation of a remediation action plan, which is substantially complete;

-	Significant changes in and strengthening of management processes and methodologies to the assessment process;

-	Earlier completion of activities;

-	Risk evaluation and mitigation plans, and

-	Application of additional resources.
There have been no other changes in the company’s internal control over financial reporting that occurred during the company’s third quarter of 2005 that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting.
The company will continue to include reports on its progress in these areas in its filings with the SEC.

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
Item 5. OTHER INFORMATION
The Securities and Exchange Commission’s Rule 10b5-1 permits officers, directors and other key personnel to establish purchase and sale programs. The rule permits such persons to adopt written plans at a time before becoming aware of material nonpublic information and to sell shares according to such a plan on a systematic, pre-planned basis, regardless of any subsequent nonpublic information they receive. The company has been advised that Richard Covel, Vice President and General Counsel, and Chet Ju, Vice President of the company’s Metrigraphics manufacturing business unit, have each entered into a trading plan in accordance with Rule 10b5-1 during the third quarter of 2005. The company undertakes no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan.

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

DYNAMICS RESEARCH CORPORATION
(Registrant)

Date: November 9, 2005	/s/ David Keleher

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