Form 10-K
period 2005-12-31
DYNAMICS RESEARCH CORP
filed 2006-03-14
CIK 30822

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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
Common Stock, $0.10 par value
          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes ☐          No ☑
          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.      Yes ☐          No ☑
          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☑          No ☐
          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).      Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐          No ☑
          The aggregate market value of the registrant’s common stock, $0.10 par value, held by nonaffiliates of the registrant as of June 30, 2005, was $95,084,438 based on the reported last sale price per share of $14.40 on that date on the Nasdaq Stock Market. As of March 1, 2006, 9,149,147 shares of the registrant’s common stock, $0.10 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s Proxy Statement involving the election of directors, which is expected to be filed within 120 days after the end of the registrant’s fiscal year, are incorporated by reference in Part III of this Report.

DYNAMICS RESEARCH CORPORATION
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2005

PART I

Item 1.	BUSINESS
OVERVIEW
      Dynamics Research Corporation (“DRC” or the “company”) provides information technology, engineering, logistics and other consulting services to federal defense, civil and state agency customers. Founded in 1955 and headquartered in Andover, Massachusetts, DRC has approximately 1,822 employees, located throughout the United States. The company operates through its parent corporation and its wholly owned subsidiaries, HJ Ford Associates, Inc. (“HJ Ford”) and DRC International Corporation.
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
      The company’s business growth strategy is focused on three national priority markets: national defense and intelligence, public safety and legislated citizen services. Within these markets there are six strategic business areas on which the company focuses its efforts: C4ISR (Command, control, communications, computing, intelligence, surveillance and reconnaissance), logistics, readiness, military space, public security and citizen services. Because these markets address the mission critical functions of government, we expect that they will be funded regardless of economic cycle. The strategy leverages six solution sets where DRC has strong competencies and a record of meeting its customers’ most difficult challenges. These repeatable, proven, cost effective solutions are acquisition management services, training and performance support, business transformation, business intelligence, IT infrastructure services and automated case management.
      DRC has an organic and acquisition growth strategy, supplementing organic growth with the acquisition of businesses with additional or complementary capabilities, providing access to new customers. Consistent with this strategy, the company has completed three business acquisitions since 2002.
      The company’s other business segment, the Metrigraphics Division, develops and produces components for original equipment manufacturers in the computer peripheral device, medical electronics, telecommunications and other industries. Manufacturing core capabilities are focused on the custom design and manufacture of miniature electronics parts that are designed to meet ultra-high precision requirements through the use of electroforming, thin film deposition and photolithography technologies. The company does not view Metrigraphics as a strategic business component and is exploring strategic alternatives for this business.
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

MARKETS
      DRC’s systems and services business, which accounted for 97.7% of revenue in 2005, is focused on providing technical and information technology services to government customers. The government market is composed of three sectors: national defense and intelligence, federal civilian agencies, and state and local governments.
      According to a report published by Input, Inc., a leading research firm specializing in the market for government contractors, the federal market demand for vendor-furnished information systems and services is estimated to increase from $59.0 billion in fiscal 2005 to $78.6 billion in fiscal 2010, a compound annual growth rate of 5.9%. The Fiscal Year 2006 Mid-Session Review of the Federal Budget, submitted to Congress by the U.S. Office of Management and Budget, shows the fiscal 2006 discretionary budgets for national defense of $419.3 billion, an increase of approximately 5% from fiscal year 2005.
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
      In the state and local government sector, Datamonitor, an independent market analysis company, estimates state and local technology spending will grow from a combined $55 billion in fiscal 2004 to $62 billion in fiscal 2009. There is also a need for states to continue to modernize child welfare systems and Medicare management systems, areas where DRC’s Automated Case Management solution fits well. DRC has considerable experience in providing information technology expertise in the health and human services areas. The company believes the primary factors driving growth in this sector are infrastructure modernization and expansion, the migration of information and training to web-based applications and cost-sharing incentives to facilitate data exchange with federal agencies, which generally have large and burdensome caseloads. These agencies must maintain extensive records, report program data, eliminate errors and work toward a more responsive management. Yet the information systems of many of these agencies are antiquated; in some cases more than twenty years old, and have limited data interfacing and reporting capabilities.
      DRC’s Metrigraphics Division represented 2.3% of the company’s revenue in 2005. The Division serves the commercial original equipment manufacturers (“OEM”) market. This market includes manufacturers of computer peripheral devices, telecommunications and medical technology equipment. The Division sells principally to commercial customers.
MAJOR CUSTOMERS
      The company’s 2005 contract revenue, which accounted for 97.7% of revenues, delineated by market sector, was derived 79.7% from the national defense and intelligence sector, 11.5% from federal civilian agencies, 7.8% from state and local governments, and 1.0% from other commercial customers.
National Defense and Intelligence Sector
      United States (“U.S.”) Air Force customers constituted the largest component of DRC’s national defense and intelligence revenue in 2005, representing 42.7% of total revenue, while U.S. Navy revenue represented 13.8%, U.S. Army revenue represented 9.7% and revenue from other agencies represented 11.6% of total revenue. Key capabilities that DRC offers defense customers include business intelligence systems, business transformation services, acquisition management services, training and performance support systems and services, and IT infrastructure services. In addition, DRC’s test equipment business develops, maintains and validates hardware and software for complex weapons systems. The work DRC performs for its major customers in this sector is described below.

Aeronautical Systems Center, Air Force Materiel Command
      The Aeronautical Systems Center (“ASC”), headquartered at Wright-Patterson Air Force Base in Dayton, Ohio, is responsible for research, development, testing, evaluation and initial acquisition of aeronautical systems and related equipment for the Air Force. Major active programs supported include: B-2 and B-1B bombers; C-17 Airlifter; Joint Unmanned Combat Air Systems, Reconnaissance, Special Operations Forces, F-22A Raptor fighter-attack aircraft; F-117A stealth fighter; and F-16 Fighting Falcon fighter aircraft. Through prime contracts held by the company’s HJ Ford subsidiary, DRC provides technical and subject matter expertise supporting a number of the offices responsible for these programs in carrying out their mission-essential acquisition management tasks and objectives such as product support, information service, supply management, depot maintenance, science and technology, test and evaluation, information management, installations and support, and combat support.
      The services provided under the ASC/Blanket Purchase Agreement were subject to re-competition in 2005 as the Consolidated Acquisition of Professional Services (“CAPS”) contract. The competition for prime contract awards was restricted to small businesses. The company participated in the competition through HJ Ford, its wholly owned subsidiary. HJ Ford along with HMR Tech has formed a small business joint venture for this competition. HJ Ford and HMR Tech are participants in the U.S. Small Business Administration Mentor Protégé program. The company currently anticipates awards on the CAPS contract will occur late in the first quarter or second quarter of 2006 with the transition of task orders to the new contract occurring throughout the balance of 2006 and into early 2007. There can be no assurance that the company’s joint venture will succeed in obtaining the contract award.
      The company anticipates if the joint venture is awarded the CAPS contract, that a successful transition to CAPS via the joint venture would enable DRC to retain and preserve profits on substantially its entire labor base currently supporting these customers. The company currently derives approximately $24 million of annual revenues from work performed by subcontractors under the company’s prime contract with the ASC. Upon completion of the transition of task orders from the current contract to the new CAPS contract, if it is awarded to the joint venture, it is anticipated that the company’s current subcontractors would contract directly with the joint venture prime contractor entity. As a result it is estimated that, if the CAPS contract is awarded to the joint venture, upon the completion of the task order transitions, the company’s annual revenue would be reduced by approximately $24 million while positively affecting the profit margin percent of the remaining revenue.

Air Force Electronic Systems Center
      The mission of the Air Force Electronic Systems Center (“ESC”), headquartered at Hanscom Air Force Base, Bedford, Massachusetts, is to serve as the Center of Excellence for command and control and information systems to support the Air Force and the DoD. ESC provides full spectrum architectures, weapon systems management and technical cognizance throughout the life cycle of communications, intelligence, surveillance, reconnaissance and information systems.
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
      DRC is the prime support contractor to the Joint Surveillance Target Attack Radar System (“Joint STARS”) Program Office, which has played a key role in warfare and peacekeeping operations. The surveillance system is designed to detect, classify and track ground targets in all weather conditions on land or at sea within a 155-mile range. DRC supports Joint STARS by providing advisory, engineering, logistics and program management services. Under this program, DRC also supports the Multi-Sensor Command and Control Aircraft System (“MC2A”), a next-generation airborne integrated ground surveillance system that is intended to eventually supersede Joint STARS.
      The services provided under this contract were originally scheduled for re-competition in 2005. The re-competition was delayed. It is currently anticipated that the competition for a portion of the work to be performed for ESC will be full-and-open to all qualified contractors and the competition for the remainder of the work will be restricted to small businesses. It is now anticipated that the government contract award and initial task order transitions will occur in late 2006. The company expects to participate in the competition primarily as a sub-contractor to a qualified small business and that a successful re-competition would enable DRC to retain and preserve profits on substantially its entire labor base currently supporting these customers, which is expected to increase profit margins. The full year revenue impact of moving from prime contractor to a sub-contractor role is anticipated to be an approximate $11 million revenue reduction. There can be no assurance that the company will be successful in receiving the ESC contract award.

Air National Guard
      Through its work on the Guard Information Analysis Network (“GUARDIAN”), DRC is playing a key role in the transformation of the Air National Guard and its preparedness for homeland defense. Initially created by DRC as a web-enabled database, GUARDIAN is intended to fulfill a critical need for real-time information on aircraft readiness and performance information. In October 2004, DRC’s work on GUARDIAN was increased by more than $5 million a year in the third year of the company’s five-year, $36.6 million effort to support Air National Guard activities throughout the United States. DRC is now working to expand GUARDIAN’s functionality so it can be used to determine and forecast manpower resources and munitions readiness. The system is also being converted so it is compatible with the Global Combat Support System architecture for eventual migration to the Air Force Portal, which is intended to integrate more than 28,000 information systems into one point of easy access.

Navy Trident Missile Program
      The company provides services to the U.S. Navy’s Strategic Systems Programs. DRC builds specialized equipment that tests and validates the accuracy and operability of gyroscopes and other guidance equipment for Trident II submarine-launched ballistics missiles. DRC develops and maintains performance, reliability and logistics databases and management systems for the inertial guidance instruments housed in the missile guidance systems.

Air Force Depot Operations
      In 2005, the Ogden Air Logistics Center, one of three Air Force Materiel Command (“AFMC”) Air Logistic Centers, awarded the company an Indefinite Delivery-Indefinite Quantity (“ID/IQ”) Design Engineering and Support Program II (“DESPII”) contract to provide the Air Force and other DoD agencies with design, engineering and technical support services. Task orders under the contract may be received through June 2010 and must be completed by June 2012. The contract has a ceiling value of $1.9 billion. DRC is one of 10 prime contractors that received an award and assembled a team of 75 subcontractors. DESP II is specifically designed to support the engineering services requirements of the Air Force logistics and maintenance community, which has been a customer of DRC for thirty years.
      DRC performs logistics analyses and operations for the U.S. Air Force’s three Air Logistics Centers at Tinker, Robins and Hill Air Force Bases in Midwest City, Oklahoma, Warner Robins, Georgia and Ogden, Utah, respectively. The company provides logistics support, information technology management and analysis, system engineering and technical services on programs such as the B-1B, the B-2, the B-52, the KC-135 and the E-3A aircraft repair, maintenance and upgrade programs. DRC has installed, integrated and provided operational support for a customized suite of commercial software products to improve productivity at the U.S. Air Force’s landing gear maintenance, repair and overhaul operations at Hill Air Force Base. The company also provides support to Air Force reengineering and business process improvement initiatives at these Air Logistics Centers.

Army Aviation/ Missile Command
      DRC provides programmatic consulting, engineering and logistics management to the Army Materiel Command and Army program executive officers for acquisition of major weapon systems. DRC engineers analyze and review airframe, avionics, aeromechanics and propulsion issues for Army project managers, provide logistics and fielding support, and prepare electronic technical manuals for rotary and fixed-wing aircraft systems. DRC supports other U.S. Army activities with acquisition logistics, systems engineering and other related program management services for the U.S. Army Aviation Center, Tank-Automotive and Armaments Command and Communications-Electronics Command.

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
      In 2005, the company was awarded a three-year, $6 million task order to perform training analyses and develop training support packages under the Army’s FCS program. To date, we have been awarded three tasks with a total potential value of $13 million.
      Also during 2005, the U.S. Army Training, Doctrine and Combat Development Directorate at Ft. Knox awarded the company a new ID/IQ contract with a ceiling of $97 million to provide doctrine and training services. Awards received from the ID/IQ will be serviced out of DRC’s office in Radcliff, Kentucky. The Training, Doctrine and Combat Development Directorate awarded five prime contracts for these services. Under the scope of the award, DRC will provide Training, Doctrine, and Combat Development functions associated with modular and FCS equipped forces. Specifically, work would update armor-proponent training products, programs, and strategies in support of the mounted force, and could directly impact mounted combat systems, reconnaissance and security vehicles, command and control vehicles and armed robotic vehicles.

United States Coast Guard
      In 2005, the company received a new five-year blanket purchase agreement for more than $3 million to develop a U.S. Coast Guard (“USCG”) Universal Task List (“UTL”) — Mission Essential Task List Process for Coast Guard missions. The UTL will provide a common language for communication and coordination, allowing the Coast Guard to better manage workflow, productivity, and risk management. DRC is providing project management, focused research, mission analysis, with technical and documentation support to the USCG.

Air Force Air Mobility Command
      The Air Force Air Mobility Command (“AMC”), headquartered at Scott Air Force Base in Belleville, Illinois, has as its primary mission rapid, global mobility and sustainment for America’s Armed Forces. The AMC also plays an important role in providing humanitarian support in the United States and around the world. DRC provides technical and subject matter expertise in support of this mission, providing program planning, decision support, logistics analysis and financial analysis services.
      In 2005, the AMC awarded the company a $7.9 million contract with one base year and four option years. Under the terms of the contract, DRC will work with the AMC Director of Operations (“A3”), Requirements and Resources Division, on a project to re-engineer processes that will provide AMC a single voice for establishing approved operational capabilities and derived requirements for all of the operational elements of air mobility.
      DRC’s effort includes supporting the AMC A3 and Air Mobility Command to leverage the fast pace of technology advancements to significantly enhance the mobility team’s ability to plan, schedule, task and direct the operations of America’s air mobility forces worldwide. The project envisions a common operating picture, real-time situational awareness, and a high degree of collaboration among a wide variety of military personnel.

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

Air Force Development and Fielding System Group
      The Weapon Systems Management Information System, a key decision-support tool for assessing the impacts of maintenance, parts and repair status on weapons systems availability, is the responsibility of the U.S. Air Force Development and Fielding System Group (“DFSG”). DRC provides operations, maintenance and development support services to DFSG for this system.

Naval Aviation Systems Command
      In 2000, DRC was awarded a five-year subcontract to provide engineering and information services to the United States NAVAIR Logistics Competency. DRC is a primary subcontractor to Lockheed Martin Systems Integration-Owego in assisting NAVAIR in the modernization of naval aviation logistics information management systems. The company anticipates that this contract will be subject to re-competition in 2006.
      In 2003, DRC was one of three companies selected as a prime contractor to support the NAVAIR located at Patuxent River, Maryland, on a new joint U.S. Navy-Air Force information technology program. This contract supports the NAVAIR Industrial Operations Competency, all Naval Aviation Depots, the Air Force Materiel Command Air Logistics Centers and the Joint DoD Manufacturing Resource Planning (“MRPII”) Program Office. DRC’s role includes the delivery of acquisition management, contract planning, program management, systems engineering and risk management services as well as the performance of advanced concepts and optimization studies. The company believes this opportunity positions DRC to significantly expand its business with the Naval Aviation Depots and Air Force’s Air Logistics Centers by providing a wide range of enterprise and business structure expertise critical to the implementation of Maintenance, Repair and Overhaul (“MRO”) solutions tailored to each of the service’s MRPII programs.
      In 2004, DRC was awarded a fifteen year prime contract to support the Navy’s Naval Sea Systems Command and Warfare Centers for engineering, technical, and programmatic support. The contract scope expanded in 2005 giving DRC the opportunity to provide support to the Naval Sea Systems Command, Naval Air Systems Command, Space and Naval Warfare Systems Command, Naval Supply Systems Command, Military Sealift Command, Naval Facilities Command, Strategic Systems Programs, and the United States Marine Corps.
      In 2006, the Joint Strike Fighter Program Office awarded the company $10.5 million contract with one base year and four option years. DRC’s role encompasses a variety of acquisition support services in the areas of autonomics logistics, strategic planning, business operations management and technical assessment and analysis.

Air Force Directorate of Installations, Logistics, and Mission Support (AF/IL)
      DRC has been providing logistics analysis, business intelligence, and business process reengineering support to AF/IL for the past twelve years. DRC’s analysts support weapon systems support analysis efforts and are responsible for the development of the Multi-Echelon Resource Logistics Information Network, deemed the authoritative source for Air Force logistics data by the General Accountability Office. DRC also supports reengineering efforts as part of the Air Force’s logistics transformation initiatives, migration to logistics support centers, the Base Realignment and Closure (“BRAC”), and implementation and sustainment of the logistics readiness officer implementation. DRC’s personnel developed models to reduce the logistics footprint for support equipment deployed into the area of responsibility, and were responsible for a model that enables commanders to evaluate the impacts on their home station operations when personnel are deployed in support of Air Force expeditionary requirements.

Naval Surface Warfare Center
      In 2005, the Naval Surface Warfare Center (“NSWC”), Port Hueneme Division, awarded the company a $4.4 million contract with a one-year base period and two option years, for functional and technical support of the software suite and systems that comprise the Naval Sea Systems Command (“NAVSEA”) corporate financial systems. DRC’s effort includes the validation of data content that has been migrated from the Real-time Integrated Management System (“RIMS”) legacy financial system to the new NAVSEA corporate suite of systems. In addition, DRC provides administrative accounting, user help desk, test and validation, systems scheduling and interface support to these systems.

Air Force Command and Control, Intelligence, Reconnaissance and Surveillance Center
      In 2005, the company was awarded a $4.5 million contract with a one-year base period and two option years. Under the terms of the contract, DRC is working with the Center’s Directorate of Operations to facilitate transformation of its IT systems to enhance joint and coalition warfighting capabilities in an information-sharing, network centric environment. Work on the contract is being performed at Langley Air Force Base.
Federal Civilian Agency Sector
      The company believes that the U.S. Government federal civilian agencies present an important growth market for DRC. Growth in spending in this sector is being driven by the threat of domestic terrorism, as well as a high need for modernization.
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

Internal Revenue Service
      In July 2000, DRC signed a five-year contract with the Internal Revenue Service (“IRS”) to provide technical and management services in four task areas: telecommunications, information services, organizational management and operational support. Currently, DRC’s efforts focus on two major projects: the Compliance Research Information System (“CRIS”), a tool that helps IRS statisticians detect deviations that indicate potential tax fraud; and the Integrated Collection System (“ICS”), a tool for more timely, accurate and productive tax collection. DRC is helping convert CRIS to a web-based platform, giving hundreds of IRS statisticians access to the latest version regardless of location or computer configuration.
      The base contract agreement covering the company’s work with the IRS was the subject of re-competition in 2005. The company’s current task orders have been extended through May 2006. Contract awards were announced in the fourth quarter of 2005. The company did not receive a new base contract award. After May 2006, the company anticipates continuing work with the IRS either through a United States General Services Administration (“GSA”) schedule contract or as a sub-contractor. As a result of this transition, the company anticipates that about $5 million of sub-contractor revenues reflected in 2005 revenues will no longer be included in company revenues.

Federal Deposit Insurance Corporation
      DRC currently serves the Federal Deposit Insurance Corporation (“FDIC”) through three contracts; two as a prime contractor and one as a subcontractor. Under the Configuration and Quality Management Staff contract DRC delivers independent software testing, quality assurance analysis and configuration management expertise for comprehensive, complex systems in development, implementation, maintenance and platform migration. The contract, awarded in 2004, includes two base years with an additional three-year option worth up to $16.6 million. Under the Release Management contract, awarded in 2003, DRC supports the FDIC’s Release Management Team for all phases of software quality assurance and independent application compatibility testing before software is released into the FDIC’s production computing environment. This $8.3 million effort includes two base years and three one-year options.

National Science Foundation
      The National Science Foundation (“NSF”) has been a DRC customer since 1996. In 2005, the company was awarded a one-year base period contract by the NSF valued at $1.4 million with a potential extension of four additional years and a potential total value of $5.4 million to provide web development and visual information support. Under the terms of the contract, DRC will provide web design and development services that will visually convey information about the activities, programs, research results and policies of the NSF. DRC will directly support NSF’s Office of Legislative and Public Affairs with image and multimedia permission graphic design support, artistic and technical consulting, image library management and web development.

National Archives and Records Administration
      For the past five years, DRC has provided project management and technical expertise to the National Archives and Records Administration (“NARA”). Initially as a prime contractor and currently as a primary subcontractor on a larger, fully integrated IT contract, DRC has developed and implemented web-based applications, administered IT networks and systems, provided network security services and conducted all of the software development life cycle activities. Our work includes support at headquarters and at NARA Presidential Libraries and Record Centers throughout the country.

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
State and Local Government Sector
      DRC designs, develops, implements, maintains and supports automated case management systems, networks and systems for state health and human services agencies and local users of these statewide systems. As states began to experience economic improvement in 2004, DRC saw increased bidding opportunities related to its case management solutions as applied to child welfare services which continued in 2005. Primarily as a result of a new contract with the State of Ohio, DRC’s revenue in this sector increased by approximately 13%, an increase of more than $2 million in 2005 from the 2004 level. The company expects that additional opportunities related to DRC’s solutions in this area will bring growth to its business in this sector in 2006. DRC’s new business pipeline for its automated case management solution supporting state human services agencies is strong. The company is currently evaluating and responding to opportunities for new or upgraded statewide internet-based case management systems in 13 states. DRC anticipates that these programs will make their way through the procurement process over the next 12 to 24 months and the company believes it is well positioned to win a meaningful share of this business. A description of DRC’s major customer engagements in this sector follows.

State of Ohio
      In May 2004, DRC was awarded a $30 million contract by the State of Ohio to develop and implement a web-based Statewide Automated Child Welfare Information System (“SACWIS”). The contract has a three-and-a-half-year base period, plus a one-year option. In 2005, the company increased its work on the Ohio SACWIS contract by $4.5 million, or 15% of the original $30 million value. The new statewide system will provide a centralized database for use by the state and county officials to track children in their care. With real time access to critical information, county children’s service agencies can make informed decisions that will help protect children and provide needed services to their families.
      The Ohio system will utilize a three-tier, web-based, model-driven architecture and an iterative development, agile computing approach that uses the Java 2 Enterprise Editor (“J2EE”) architectural specification. This represents the state-of-

the-art in case management solutions and can be easily extended to support any state’s juvenile justice, child care, adult protection or other human services case management system.
      DRC, with Compuware Corporation (“Compuware”) as a major subcontractor, provides a wide array of services, including analysis, design, development and implementation support. Compuware fulfills the software development and data conversion aspects of the program.

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
      In 2005, revenues under the Colorado contracts decreased as the Colorado Trails contract moved from level of effort to maintenance status but DRC anticipates a re-competition of the Colorado Department of Human Services contract and additional service contracts in Colorado and other western states in 2006. DRC believes that a successful re-competition will enable DRC to increase revenue from these customers.
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

Business Intelligence
      DRC provides business intelligence systems and solutions that help end users make sense of the intelligence buried in their data systems, giving them the actionable information needed to make critical decisions and continuously improve organizational performance. The company believes that its Capability Maturity Model (“CMM”) Level 3 and Capability Maturity Model Integration (“CMMI”) Level 2 ratings reflect its dedication to continuous improvement. Developed by the Software Engineering Institute, CMM and CMMI are internationally recognized standards to assess the level of maturity of software development processes in an organization.

Business Transformation
      DRC provides its customers with a comprehensive set of services and tools to rapidly transform organizations and to significantly improve their organizational performance.

Acquisition Management
      DRC offers a complete set of business, financial, engineering and logistic services to support the acquisition and management of complex systems throughout their life cycle.

Training and Performance Support
      DRC works with its customers to develop flexible, interactive training and support products to enhance performance on mission-essential operations.

Automated Case Management
      DRC provides integrated case management solutions that help human services agencies better serve clients and communities and integrate and automate information across providers, recipients, and programs.

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
BACKLOG
      The company’s funded backlog was $144.6 million at December 31, 2005, $165.0 million at December 31, 2004 and $123.9 million at December 31, 2003. The company expects that substantially all of its backlog at December 31, 2005 will generate revenue during the year ending December 31, 2006. The funded backlog generally is subject to possible termination at the convenience of the contracting party. The company has a number of multi-year contracts with agencies of the United States and state governments for which actual funding generally occurs on an annual basis. A portion of its funded backlog is based on annual purchase contracts and subject to annual governmental approval or appropriations legislation, and the amount of funded backlog as of any date can be affected by the timing of order receipts and deliveries.
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
      As a defense contractor, the company is subject to many levels of audit and review, including by the Defense Contract Audit Agency, the various inspectors general, the Defense Criminal Investigative Service, the General Accountability Office, the Department of Justice and Congressional Committees. These audits and reviews could result in the termination of contracts, the imposition of fines or penalties, the withholding of payments due to us or the prohibition from participating in certain United States Government contracts for a specified period of time. Any such action could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
EMPLOYEES
      At December 31, 2005, the company had 1,822 employees. The company considers its relationship with its employees to be satisfactory.
PROPRIETARY INFORMATION
      Patents, trademarks and copyrights are not materially important to the company’s business. The United States Government has certain proprietary rights in processes and data developed by the company in its performance of government contracts.

Item 1A.	RISK FACTORS
      In addition to the other information in this Annual Report on Form 10-K, you should carefully consider the risks described below before deciding to invest in shares of our common stock. These are risks and uncertainties we believe are most important for you to consider. Additional risks and uncertainties not presently known to us, or which we currently deem immaterial, or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the following risks or uncertainties actually occurs, our business, financial condition, results of operations or cash flows would likely suffer. In that event, the market price of our common stock could decline.
Our Revenue is Highly Concentrated on the Department of Defense and Other Federal Agencies, and A Significant Portion of Our Revenue is Derived From a Few Customers. Decreases in Their Budgets, Changes in Program Priorities or Military Base Closures Could Affect Our Results.
      In the two years ended December 31, 2005, approximately 89% of our revenue was derived from United States Government agencies. Within the Department of Defense, certain individual programs account for a significant portion of our United States Government business. Our revenue from contracts with the Department of Defense, either as a prime contractor or subcontractor, accounted for approximately 78% of our total revenue in the two years ended December 31, 2005. We cannot provide any assurance that any of these programs will continue as such or will continue at current levels. Our revenue could be adversely affected by significant changes in defense spending during periods of declining United States defense budgets. Among the effects of this general decline has been increased competition within a consolidating defense industry.
      Current budget pressures on the United States Government caused by the war in Iraq and natural disasters may have adverse effects on the company’s business.
      It is not possible for us to predict whether defense budgets will increase or decline in the future. Further, changing missions and priorities in the defense budget may have adverse effects on our business. Funding limitations could result in a reduction, delay or cancellation of existing or emerging programs. We anticipate there will continue to be significant competition when our defense contracts are re-bid, as well as significant competitive pressure to lower prices, which may reduce profitability in this area of our business, which could adversely affect our business, financial condition, results of operations and cash flows.
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
      For fixed price contracts, we must estimate the costs necessary to complete the defined statement of work and recognize revenue or losses in accordance with such estimates. Actual costs may vary materially from the estimates made from time to time, necessitating adjustments to reported revenue and net income. Underestimates of the costs associated with a project could adversely affect our overall profitability and could have a material adverse effect on our business, financial condition, results of operations and cash flows. While we endeavor to maintain and improve contract profitability, we cannot be certain that any of our existing or future time and materials or fixed-price projects will be profitable. The company’s revenues earned under fixed price contracts have increased as a percentage of total revenues to approximately 23% in 2005 from approximately 19% in 2004. This increase is primarily due to the company’s contract with the State of Ohio to design, develop and install a statewide automated child welfare case management system.
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
      The company’s contracts with the Aeronautical Systems Center (“ASC”), the Air Force Electronic Systems Center (“ESC”) and the Internal Revenue Service (“IRS”), which provided approximately $49 million, $30 million and $10 million, respectively, of revenues in the year 2005, and approximately $47 million, $31 million and $12 million, respectively, of revenues in the year 2004, were subject to re-competition in 2005.
      The services provided under the ASC/Blanket Purchase Agreement were subject to re-competition in 2005 as the Consolidated Acquisition of Professional Services (“CAPS”) contract. The competition for prime contract awards was restricted to small businesses. The company participated in the competition through HJ Ford, its wholly owned subsidiary. HJ Ford along with HMR Tech has formed a small business joint venture for this competition. HJ Ford and HMR Tech are participants in the U.S. Small Business Administration Mentor Protégé program. The company currently anticipates awards on the CAPS contract will occur late in the first quarter or second quarter of 2006 with the transition of task orders to the new contract occurring throughout the balance of 2006 and into early 2007. There can be no assurance that the company’s joint venture will succeed in obtaining the contract award.
      The company anticipates if the joint venture is awarded the CAPS contract, that a successful transition to CAPS via the joint venture would enable DRC to retain and preserve profits on substantially its entire labor base currently supporting these customers. The company currently derives approximately $24 million of annual revenues from work performed by subcontractors under the company’s prime contract with the ASC. Upon completion of the transition of task orders from the current contract to the new CAPS contract, if it is awarded to the joint venture, it is anticipated that the company’s current subcontractors would contract directly with the joint venture prime contractor entity. As a result it is estimated that, if the CAPS contract is awarded to the joint venture, upon the completion of the task order transitions, the company’s annual revenue would be reduced by approximately $24 million while positively affecting the profit margin percent of the remaining revenue.
      The services provided under the ESC contract were originally scheduled for re-competition in 2005. The re-competition was delayed. It is currently anticipated that the competition for a portion of the work to be performed for ESC will be full-and-open to all qualified contractors and the competition for the remainder of the work will be restricted to small businesses. It is now anticipated that the government contract award and initial task order transitions will occur in late 2006. The company expects to participate in the competition primarily as a sub-contractor to a qualified small business and that a successful re-competition would enable DRC to retain and preserve profits on substantially its entire labor base currently supporting these customers, which is expected to increase profit margins. The full year revenue impact of moving from prime contractor to a sub-contractor role is anticipated to be an approximate $11 million revenue reduction. There can be no assurance that the company will be successful in receiving the ESC contract award.
      The base contract agreement covering the company’s work with the IRS was the subject of re-competition in 2005. The company’s current task orders have been extended through May 2006. Contract awards were announced in the fourth quarter of 2005. The company did not receive a new base contract award. After May 2006, the company anticipates continuing work with the IRS either through a United States General Services Administration (“GSA”) schedule contract or as a sub-contractor. As a result of this transition, the company anticipates that about $5 million of sub-contractor revenues reflected in 2005 revenues will no longer be included in company revenues.
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
We Are Subject to a High Level of Government Regulations and Audits Under Our Government Contracts and Subcontracts.
      As a defense contractor, we are subject to many levels of audit and review, including by the Defense Contract Audit Agency, various inspectors general, the Defense Criminal Investigative Service, the General Accountability Office, the Department of Justice and Congressional Committees. These audits, reviews and the pending grand jury investigation and civil suit in the United States District Court for the District of Massachusetts could result in the termination of contracts, the imposition of fines or penalties, the withholding of payments due to us or the prohibition from participating in certain United States Government contracts for a specified period of time. Any such action could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
We Are Involved in Various Litigation Matters Which, If Not Resolved in Our Favor, Could Harm Our Business.
      As a defense contractor, the company is subject to many levels of audit and review from various government agencies, including the Defense Contract Audit Agency, various inspectors general, the Defense Criminal Investigation Service, the Government Accountability Office, the Department of Justice and Congressional Committees. Both related to and unrelated to its defense industry involvement, the company is, from time to time, involved in audits, lawsuits, claims, administrative proceedings and investigations. The company accrues for liabilities associated with these activities when it becomes probable that future expenditures will be made and such expenditures can be reasonably estimated. Except as noted below, the company does not presently believe it is reasonably likely that any of these matters would have a material adverse effect on the company’s business, financial position, results of operations or cash flows. The company’s evaluation of the likelihood of expenditures related to these matters is subject to change in future periods, depending on then current events and circumstances, which could have material adverse effects on the company’s business, financial position, results of operations and cash flows.
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
      On June 28, 2005 a suit, characterized as a class action employee suit, was filed in the U.S. Federal Court for the District of Massachusetts alleging violations of the Fair Labor Standards Act and certain provisions of Massachusetts General Laws. The company believes that its practices comply with the Fair Labor Standards Act and Massachusetts General Laws. The company will vigorously defend itself and has sought to have the complaint dismissed from Federal Court and addressed in accordance with the company’s mandatory Dispute Resolution Program for the arbitration of workplace complaints. Nevertheless, the outcome of this litigation, if unfavorable, could have a material adverse effect on the company’s business, financial position, results of operations and cash flows.
If Our Internal Controls over Financial Reporting Do Not Comply with Financial Reporting and Control Management Requirements, There Could Be a Material Adverse Effect on Our Operations or Financial Results. As a Result, Current and Potential Stockholders Could Lose Confidence in Our Financial Reporting, Which Would Harm Our Business and the Trading Price of Our Stock.
      Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal control over financial reporting that need improvement.
      Although our management has determined, and our independent registered public accounting firm has attested, that our internal controls over financial reporting were effective as of December 31, 2005, we cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future. A material weakness in our internal controls over financial reporting would require management and our independent registered public accounting firm to evaluate our internal controls as ineffective. If our internal controls over financial reporting are not considered adequate, we may experience a loss of public confidence in our reported financial information, which could have an adverse effect on our business and the trading price of our stock.
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
Our Quarterly Operating Results May Vary Significantly From Quarter to Quarter.
      Our revenue and earnings may fluctuate from quarter to quarter depending on a number of factors, including:

•	the number, size and timing of client projects commenced and completed during a quarter;

•	bid and proposal efforts undertaken;

•	progress on fixed-price projects during a given quarter;

•	employee productivity and hiring, attrition and utilization rates;

•	accuracy of estimates of resources required to complete ongoing projects;

•	the trend in interest rates, and

•	general economic conditions.
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
The Market Price of Our Common Stock May Be Volatile.
      The market price of securities of technology companies historically has faced significant volatility. The stock market in recent years has also experienced significant price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of particular companies. Many factors that have influenced trading prices will vary from period to period, including:

•	decreases in our earnings and revenue or quarterly operating results;

•	changes in estimates by analysts;

•	market conditions in the industry;

•	announcements and new developments by competitors; and

•	regulatory reviews.

      Any of these events could have a material adverse effect on the market price of our common stock.

Item 1B.	UNRESOLVED STAFF COMMENTS
      The company has not received any written comments from the staff of the Securities and Exchange Commission regarding the company’s periodic or current reports that (1) the company believes are material, (2) were issued not less than 180 days before the end of the company’s 2005 fiscal year, and (3) remain unresolved.

Item 2.	PROPERTIES
      As of December 31, 2005 the company leased all of the facilities used in its operations, totaling approximately 486,000 square feet. On December 29, 2005 the company sold its headquarters facility in Andover, Massachusetts of approximately 135,000 square feet and entered into an operating lease for the same property for a ten-year term with multiple renewal options. On August 31, 2005 the company’s lease on approximately 33,000 square feet of manufacturing and office space in Wilmington, Massachusetts expired and was not renewed. The company also extended the lease on approximately 52,000 square feet of manufacturing and office space in Wilmington, Massachusetts for a five-year term. The company’s lease of a third facility in Wilmington, Massachusetts for approximately 27,000 square feet of manufacturing and office space will expire in March 2006. The operations conducted in this facility are being consolidated into the company’s one remaining manufacturing facility in Wilmington, Massachusetts, which is used by the Metrigraphics segment. All other facilities, as well as a portion of the Andover, Massachusetts headquarters facility, are used by the Systems and Services segment. The company believes that its facilities are adequate for its current needs.

Item 3.	LEGAL PROCEEDINGS
      As a defense contractor, the company is subject to many levels of audit and review from various government agencies, including the Defense Contract Audit Agency, various inspectors general, the Defense Criminal Investigation Service, the General Accountability Office, the Department of Justice and Congressional Committees. Both related to and unrelated to its defense industry involvement, the company is, from time to time, involved in audits, lawsuits, claims, administrative proceedings and investigations. The company accrues for liabilities associated with these activities when it becomes probable that future expenditures will be made and such expenditures can be reasonably estimated.
      The Company is a party to or has property subject to litigation and other proceedings referenced in Note 12, “Commitments and Contingencies”, of the company’s Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K. Except as noted therein the company does not presently believe it is reasonably likely that any of these matters would have a material adverse effect on the company’s business, financial position, results of operations or cash flows.
      The company’s evaluation of the likelihood of expenditures related to these matters is subject to change in future periods, depending on then-current events and circumstances, which could have material adverse effects on the company’s business, financial position, results of operations and cash flows.
      A detailed description of previously-reported actions is included in Note 12, “Commitments and Contingencies”, of the company’s Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      During the quarter ended December 31, 2005, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.
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

Name and Position	Age

James P. Regan	65
President, Chairman and Chief Executive Officer
Richard A. Covel	59
Vice President, General Counsel and Secretary
David Keleher	56
Senior Vice President and Chief Financial Officer
Steven P. Wentzell	59
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

	High	Low

Fiscal year ended December 31, 2005
First quarter	$18.67	$14.33
Second quarter	$18.20	$13.85
Third quarter	$16.49	$13.93
Fourth quarter	$16.17	$14.41

Fiscal year ended December 31, 2004
First quarter	$18.44	$14.69
Second quarter	$18.90	$15.06
Third quarter	$17.97	$14.91
Fourth quarter	$18.00	$15.22
Number of Holders
      As of March 1, 2006, there were 608 holders of record of the company’s common stock.
Dividend Policy
      In September 1984, the company’s Board of Directors voted not to declare cash dividends to preserve cash for the future growth and development of the company. The company did not declare any cash dividends between 1984 and 2005 and does not intend to in the near future. In addition, the company’s financing arrangements restrict the company’s ability to pay dividends, as described in Liquidity and Capital Resources in Part II, Item 7 of this Annual Report on Form 10-K and in Note 10, “Financing Arrangements”, of the company’s Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
Securities Authorized for Issuance Under Equity Compensation Plans
      The following table summarizes, as of December 31, 2005, the number of options issued under the company’s equity compensation plans and the number of options available for future issuance under these plans.

			Number of securities
	Number of securities		remaining available
	to be issued	Weighted-average	for future issuance
	upon exercise of	exercise price of	under equity compensation
	outstanding options,	outstanding options,	plans (excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)

Plan category
Equity compensation plans approved by security holders(1)	989,393	$9.53	517,957
Equity compensation plans not approved by security holders(2)	250,000	$4.44	—

Total	1,239,393	$8.51	517,957

(1)	Includes the number of shares subject to options issued under the following plans: 1993 Equity Incentive Plan, 1995 Stock Option Plan for Non-Employee Directors, 2000 Incentive Plan, 2000 Employee Stock Purchase Plan and 2003 Incentive Plan.

(2)	In 1999, the company granted Mr. Regan 250,000 non-qualified stock options to purchase shares of the company’s common stock. The option price is $4.44, which was the fair market value of the common stock at the date of grant. Twenty percent of the options vested immediately. An additional 20% vested in each successive year from the date of grant. The options expire ten years from the date of grant.

Item 6.	SELECTED FINANCIAL DATA
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

	Year ended December 31,

	2005	2004(1)	2003	2002(2)(3)	2001(3)
(in thousands, except share and per share data)
Revenue	$300,440	$275,706	$244,808	$192,610	$190,264
Operating income	$21,305	$17,507	$15,389	$12,647	$13,010
Income from continuing operations	$11,433	$9,373	$8,655	$7,357	$7,102
Loss from discontinued operations	—	—	(1,635)	(1,124)	(619)
Gain (loss) on disposal of discontinued operations	—	—	(348)	—	62

Net income	$11,433	$9,373	$6,672	$6,233	$6,545

Earnings per common share — basic
Income from continuing operations	$1.30	$1.10	$1.05	$0.92	$0.92
Loss from discontinued operations	—	—	(0.20)	(0.14)	(0.08)
Gain (loss) on disposal of discontinued operations	—	—	(0.04)	—	0.01

Net earnings per common share — basic	$1.30	$1.10	$0.81	$0.78	$0.85

Earnings per common share — diluted
Income from continuing operations	$1.24	$1.03	$0.98	$0.83	$0.88
Loss from discontinued operations	—	—	(0.18)	(0.13)	(0.08)
Gain (loss) on disposal of discontinued operations	—	—	(0.04)	—	0.01

Net earnings per common share — diluted	$1.24	$1.03	$0.76	$0.70	$0.81

Net cash provided by operating activities — continuing operations	$25,032	$3,961	$13,186	$9,915	$23,554
Research and development expense	$—	$—	$—	$175	$367
Capital expenditures	$4,571	$4,544	$8,163	$3,347	$3,595
Depreciation	$3,719	$3,624	$3,007	$3,192	$2,989

	As of December 31,

	2005	2004(1)	2003	2002(2)(3)	2001(3)

Total assets	$187,753	$205,134	$121,070	$111,676	$80,821
Current portion of long-term debt, notes payable and revolving credit facilities	$10,170	$18,357	$9,000	$15,144	$500
Long-term debt (less current portion)	$15,242	$51,485	$7,750	$8,250	$8,750
Stockholders’ equity	$74,187	$61,318	$48,651	$39,809	$37,138
Return on invested capital	10.2%	10.7%	14.0%	14.4%	17.7%
Stockholders’ equity per share	$8.16	$7.02	$5.76	$4.88	$4.68
Return on stockholders’ equity	16.9%	17.0%	20.3%	18.6%	23.5%
Backlog	$144,571	$165,017	$123,895	$111,070	$90,382
Number of shares outstanding	9,096,893	8,737,562	8,443,082	8,164,180	7,940,610

(1)	Amounts include results of operations of Impact Innovations Group LLC (acquired September 1, 2004) for the period subsequent to its acquisition.

(2)	Amounts include results of operations of Andrulis Corporation (acquired December 20, 2002) and HJ Ford Associates, Inc. (acquired May 31, 2002) for the periods subsequent to their respective acquisitions.

(3)	Amounts were restated to report the results of the company’s Encoder Division as discontinued operations as a result of the decision to exit the business in 2002.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
      Certain statements in this Annual Report on Form 10-K constitute “forward-looking statements” which involve known risks, uncertainties and other factors which may cause the actual results, performance or achievements of Dynamics Research Corporation (“DRC” or the “company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include the Risk Factors in Part I Item 1A of this Annual Report on Form 10-K. Precautionary statements made herein should be read as being applicable to all related forward-looking statements whenever they appear in this report.
OVERVIEW
      DRC, founded in 1955 and headquartered in Andover, Massachusetts, provides information technology (“IT”), engineering and other services focused on national defense and intelligence, public safety and citizen services for government customers. The government market is composed of three sectors: national defense and intelligence, federal civilian agencies, and state and local governments. The company’s core capabilities are focused on information technology, engineering and technical subject matter expertise that pertain to the knowledge domains of the company’s core customers.
      According to a report published by Input, Inc., a leading research firm specializing in the market for government contractors, the federal market demand for vendor-furnished information systems and services will increase from $59.0 billion in fiscal 2005 to $78.6 billion in fiscal 2010, a compound annual growth rate of 5.9%. The Fiscal Year 2006 Mid-Session Review of the Federal Budget, submitted to Congress by the U.S. Office of Management and Budget, shows the fiscal 2006 discretionary budgets for national defense of $419.3 billion, an increase of approximately 5% from fiscal year 2005.
      In the state and local government sector, Datamonitor, an independent market analysis company, estimates state and local technology spending will grow from a combined $55 billion in fiscal 2004 to $62 billion in fiscal 2009.
      Total revenue in 2005 was $300.4 million, an increase of 9.0% over 2004. The increase was a result of the acquisition of Impact Innovation LLC (“Impact Innovations”) on September 1, 2004. The company experienced a slowdown in government procurement schedules and contract awards in 2005. This, coupled with a very competitive Washington area employment market, has negatively impacted organic growth. The estimated first-year revenues to be derived from the company’s new business awards in 2005 were approximately $43 million, down from $58 million in 2004. The company believes the delays relate, directly or indirectly, to funding needs for the war in Iraq.
      The company’s contracts with the Aeronautical Systems Center (“ASC”), the Air Force Electronic Systems Center (“ESC”) and the Internal Revenue Service (“IRS”), which provided approximately $49 million, $30 million and $10 million, respectively, of revenues in the year 2005, and $47 million, $31 million and $12 million, respectively, of revenues in the year 2004, were subject to re-competition in 2005.
      The services provided under the ASC/Blanket Purchase Agreement were subject to re-competition in 2005 as the Consolidated Acquisition of Professional Services (“CAPS”) contract. The competition for prime contract awards was restricted to small businesses. The company participated in the competition through HJ Ford, its wholly owned subsidiary. HJ Ford along with HMR Tech has formed a small business joint venture for this competition. HJ Ford and HMR Tech are participants in the U.S. Small Business Administration Mentor Protégé program. The company currently anticipates awards on the CAPS contract will occur late in the first quarter or second quarter of 2006 with the transition of task orders to the new contract occurring throughout the balance of 2006 and into early 2007. There can be no assurance that the company’s joint venture will succeed in obtaining the contract award.
      The company anticipates if the joint venture is awarded the CAPS contract, that a successful transition to CAPS via the joint venture would enable DRC to retain and preserve profits on substantially its entire labor base currently supporting these customers. The company currently derives approximately $24 million of annual revenues from work performed by subcontractors under the company’s prime contract with the ASC. Upon completion of the transition of task orders from the current contract to the new CAPS contract, if it is awarded to the joint venture, it is anticipated that the company’s current subcontractors would contract directly with the joint venture prime contractor entity. As a result it is estimated that, if the

CAPS contract is awarded to the joint venture, upon the completion of the task order transitions, the company’s annual revenue would be reduced by approximately $24 million while positively affecting the profit margin percent of the remaining revenue.
      The services provided under the ESC contract were originally scheduled for re-competition in 2005. The re-competition was delayed. It is currently anticipated that the competition for a portion of the work to be performed for ESC will be full-and-open to all qualified contractors and the competition for the remainder of the work will be restricted to small businesses. It is now anticipated that the government contract award and initial task order transitions will occur in late 2006. The company expects to participate in the competition primarily as a sub-contractor to a qualified small business and that a successful re-competition would enable DRC to retain and preserve profits on substantially its entire labor base currently supporting these customers, which is expected to increase profit margins. The full year revenue impact of moving from prime contractor to a sub-contractor role is anticipated to be an approximate $11 million revenue reduction. There can be no assurance that the company will be successful in receiving the ESC contract award.
      The base contract agreement covering the company’s work with the IRS was the subject of re-competition in 2005. The company’s current task orders have been extended through May 2006. Contract awards were announced in the fourth quarter of 2005. The company did not receive a new base contract award. After May 2006, the company anticipates continuing work with the IRS either through a United States General Services Administration (“GSA”) schedule contract or as a sub-contractor. As a result of this transition, the company anticipates that about $5 million of sub-contractor revenues reflected in 2005 revenues will no longer be included in company revenues.
      The company’s gross margin increased to 16.5% of total revenue in 2005, compared to 15.6% of total revenue in 2004. The improvement in the gross margin was primarily a result of lower employee benefit costs and acquisition integration efficiencies. Operating income for 2005 was $21.3 million an increase of 21.7% over 2004. The operating margin for 2005 was 7.1% of total revenue, compared to 6.4% of total revenue in 2004. The improvement in the operating margin was primarily due to indirect overhead costs, employee benefit costs and general and administrative expenses increasing at a slower rate than revenues. During 2005, the company recorded a pretax gain of $2.0 million from the sale of Lucent shares. Net income in 2005 was $11.4 million compared to $9.4 million in 2004.
      The company has two reportable business segments: Systems and Services, and Metrigraphics. The Systems and Services segment accounted for 97.7% of total revenue and the Metrigraphics segment accounted for 2.3% of total revenue in 2005.
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
      The use of alternative estimates and assumptions and changes in business strategy or market conditions may significantly impact the company’s assets or liabilities, and potentially result in a different impact to our results of operations.
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
      For cost reimbursable contracts, revenue is recognized as costs are incurred and includes a proportionate amount of the fee earned. Cost reimbursable contracts specify the contract fee in dollars or as a percentage of estimated costs. The primary risk on a cost reimbursable contract is that a government audit of direct and indirect costs could result in the disallowance of certain costs, which would directly impact revenue and margin on the contract. Historically, such audits have not had a material impact on the company’s revenue and operating income.
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
Goodwill and Other Intangible Assets
      With the acquisition of Impact Innovations and other business, the company has acquired goodwill and other intangible assets. The identification and valuation of these intangible assets and the determination of the estimated useful lives at the time of acquisition, as well as the completion of annual impairment tests, require significant management judgments and estimates. These estimates are made based on, among other things, consultations with an accredited independent valuation consultant and reviews of projected cash flows. As a result of the annual impairment test performed as of December 31, 2005, the company determined that the carrying amount of goodwill did not exceed its fair value and, accordingly, did not record a charge for impairment. However, there can be no assurance that goodwill will not be impaired in subsequent periods. As of December 31, 2005, the company had recorded goodwill and other intangible assets of $71.5 million in the consolidated balance sheets.
Income Taxes and Deferred Taxes
      As part of the company’s process of preparing consolidated financial statements, management is required to estimate the provision for income taxes, deferred tax assets and liabilities and future taxable income for purposes of assessing the company’s ability to realize any future benefits from deferred taxes. This process involves estimating the current tax exposure and assessing temporary and permanent differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheets. The company had a net deferred liability of $15.9 million at December 31, 2005.

      The company must also assess the likelihood that its deferred tax asset will be recovered from future taxable income and, to the extent a recovery is not likely, a valuation allowance must be established. At December 31, 2005, the company determined that a valuation allowance was not required.
Pensions
      Accounting and reporting for the company’s pension plan requires the use of assumptions, including but not limited to, discount rate, fixed 3% annual compensation increase and expected rate of return on assets. These assumptions are used by independent actuaries to estimate the total benefit ultimately payable to employees and allocate this cost to the service periods. The actuary assumptions used to calculate pension costs are determined and reviewed annually by management after consulting with outside investment advisors and actuaries.
      The assumed discount rate, which is intended to be the actual rate at which benefits could effectively be settled, is determined by a spot-rate yield curve method. The spot-rate yield curve is adjusted to match the plan assets cash outflows with the timing and amount of the expected benefit payments. As of December 31, 2005, the weighted average discount rate used to determine benefit obligations was 5.75% and the weighted average discount rate to determine net periodic benefit costs was 6.00%.
      The assumed expected rate of return on plan assets, which is the average return expected on the funds invested or to be invested to provide future benefits to pension plan participants, is determined by an annual review of historical plan assets returns and consulting with outside investment advisors. As of December 31, 2005 the weighted average expected rate of return was 9.00%. A decrease of 50 basis points in the expected rate of return would increase the annual pension expense by approximately $0.3 million in 2006.
      During 2005, the assumptions used in determining net periodic cost were consistent to actual results. If these assumptions differ materially from actual results in the future, the company’s obligations under the pension plan could also differ materially, potentially requiring the company to record an additional pension liability and record additional pension costs. An actuarial valuation of the pension plan is performed each year. The results of this actuarial valuation are reflected in the accounting for the pension plan upon determination. At December 31, 2005, the company recorded a pension liability of $11.1 million in the consolidated balance sheets that represented the unfunded accumulated benefit obligation.

RESULTS OF OPERATIONS
      Operating results (in thousands) and expressed as a percentage of total revenues for the years ended December 31, 2005, 2004 and 2003 are as follows:

	Year Ended December 31,

	2005		2004		2003

		% of		% of		% of
	$ thousands	revenues	$ thousands	revenues	$ thousands	revenues

Contract revenue	$293,662	97.7%	$268,634	97.4%	$237,876	97.2%
Product sales	6,778	2.3%	7,072	2.6%	6,932	2.8%

Total revenue	300,440	100.0%	275,706	100.0%	244,808	100.0%
Gross margin on contract revenue(1)	48,096	16.4%	41,125	15.3%	38,229	16.1%
Gross margin on product sales(1)	1,566	23.1%	1,858	26.3%	1,832	26.4%

Total gross margin(1)	49,662	16.5%	42,983	15.6%	40,061	16.4%

Selling, general and administrative expenses	25,318	8.4%	23,152	8.4%	22,948	9.4%
Amortization of intangible assets	3,039	1.0%	2,324	0.8%	1,724	0.7%

Operating income	21,305	7.1%	17,507	6.4%	15,389	6.3%
Interest expense, net	(4,367)	(1.5)%	(2,225)	(0.8)%	(854)	(0.3)%
Other income, net	2,276	0.8%	360	0.1%	454	0.1%

Income from continuing operations before provision for income taxes	19,214	6.4%	15,642	5.7%	14,989	6.1%

(1)	These amounts represent a percentage of contract revenues, product sales and total revenues, respectively.
Revenue
      The company reported total revenue of $300.4 million, $275.7 million and $244.8 million in 2005, 2004 and 2003, respectively. The increase in total revenue was 9.0% in 2005 and 12.6% in 2004. The increase in revenue in 2005 and approximately half of the increase in revenue in 2004 resulted from the Impact Innovations acquisition on September 1, 2004. In 2005, the company experienced a slowdown in government procurement schedules and contract awards that, together with a very competitive Washington area employment market, negatively impacted organic growth.
Contract revenues
      Contract revenues in the company’s Systems and Services segment were $293.7 million in 2005, $268.6 million in 2004 and $237.9 million in 2003. These revenues were earned from the following sectors (in millions):

	Year Ended December 31,

	2005	2004	2003

National defense and intelligence agencies	$233.9	$215.4	$191.7
Federal civilian agencies	33.8	31.3	35.2
State and local government agencies	23.0	20.3	11.0
Other	3.0	1.6	—

	$293.7	$268.6	$237.9

      The increase in contract revenues in 2005 compared to 2004 was attributable to revenues added through the acquisition of Impact Innovations and a full year effect of revenue in 2005 from the State of Ohio contract. The increase in 2004 compared to 2003 was attributable to organic growth of 6.2% and $16.1 million of revenues added through the September 2004 acquisition of Impact Innovations. In 2004, organic growth was reduced by the completion of the company’s quality assurance work at the Homeland Security Bureau of Citizenship and Immigration Services late in 2003.
      The increase in revenues from national defense and intelligence agencies in 2005 compared to 2004 was attributable to revenues added through the acquisition of Impact Innovations. The increase in 2004 compared to 2003 was primarily attributable to organic growth, primarily in the C4ISR (Command, control, communications, computing, intelligence, surveillance and reconnaissance), readiness and logistics markets and revenues added through the acquisition.
      The increase in revenues from federal civilian agencies in 2005 compared to 2004 was also attributable to revenues added through the acquisition of Impact Innovations. The decrease in 2004 compared to 2003 was primarily due to the completion of the company’s quality assurance work at the Homeland Security Bureau of Citizenship and Immigration Services late in 2003, which accounted for $8.1 million of revenue in 2003, partially offset by revenues added through acquisition.
      The increase in revenues from state and local government agencies in 2005 compared to 2004 was primarily due to a full year effect of revenue in 2005 from the State of Ohio contract. In May 2004, the company was awarded a fixed price contract with the State of Ohio to design, develop and install an automated child welfare case management system. This $34.5 million contract has a three-and-one-half year base period, plus a one-year option. Revenues under this contract were approximately $16 million in 2005 compared to $8 million in 2004. The increase in 2004 compared to 2003 was primarily due to a partial year of revenue in 2004 from the State of Ohio contract, coupled with higher revenues from training and network management services with health and human services customers in 2004.
      Revenues by contract type as a percentage of Systems and Services segment revenues were as follows:

	Year ended December 31,

	2005	2004	2003

Time and materials	56%	59%	64%
Cost reimbursable	20%	21%	23%
Fixed price, including service-type contracts	24%	20%	13%

	100%	100%	100%

Prime contract	68%	74%	69%
Sub-contract	32%	26%	31%

	100%	100%	100%

Product sales
      Product sales for the Metrigraphic segment were $6.8 million, $7.1 million and $6.9 million for 2005, 2004 and 2003, respectively. The decrease in revenue from product sales for the Metrigraphics segment in 2005 compared to 2004 primarily was due to a decrease in computer peripheral device sales, partially offset by an increase in medical technology equipment sales. The slight increase in 2004 from 2003 is due in part to an overall improvement in order levels and a strengthening in the segment’s market.
Funded backlog
      The company’s funded backlog was $144.6 million at December 31, 2005, $165.0 million at December 31, 2004 and $123.9 million at December 31, 2003. The company expects that substantially all of its backlog at December 31, 2005, will generate revenue during the year ending December 31, 2006.
      The funded backlog generally is subject to possible termination at the convenience of the contracting counter party. A portion of the company’s backlog is based on annual purchase contracts and subject to annual governmental approvals or appropriations legislation. The amount of backlog as of any date may be affected by the timing of order receipts and associated deliveries.

Gross profit and margin
      Total gross profit was $49.7 million, $43.0 million and $40.1 million resulting in a gross margin of 16.5%, 15.6% and 16.4% for 2005, 2004 and 2003, respectively.
      Gross margin on contract revenues was 16.4%, 15.3% and 16.1% for 2005, 2004 and 2003, respectively. Direct cost of service delivery, which is the cost of direct labor, sub-contactors and other direct costs, expressed as a percentage of contract revenues were 60.1%, 60.5% and 61.1% in 2005, 2004 and 2003, respectively. Sub-contractor and other billable direct costs, expressed as a percentage of contract revenues, was 28.1%, 29.5% and 30.4% in 2005, 2004 and 2003, respectively. Indirect overhead costs included in contract revenue cost of sales, expressed as a percentage of contract revenues were 23.5%, 24.2% and 22.8% in 2005, 2004 and 2003, respectively.
      The improvement in gross margin on contract revenues in 2005 compared to 2004 resulted from lower employee benefit cost and acquisition integration efficiencies, which resulted in a lower level of indirect overhead costs along with lower sub-contractor and other direct costs, expressed as a percentage of revenues.
      The decrease in gross margin on contract revenues in 2004 compared to 2003 resulted from (i) lower gross margins on sub-contractor and other direct costs than gross profit on the company’s direct labor and (ii) the increase from 2003 to 2004 in sub-contractor and other direct costs, as a percentage of revenues. Amortization and maintenance expense related to the implementation of the company’s PeopleSoft based enterprise business system, which was placed in-service on January 1, 2004, was also a factor in lower gross profit margin on contract revenues in 2004 compared with 2003. These factors were partially offset by efficiencies realized from the integration of the company’s earlier acquisitions.
Selling, general and administrative expenses
      Selling, general and administrative expenses were $25.3 million in 2005, $23.2 million in 2004, and $22.9 million in 2003. The increase in 2005 compared to 2004 was primarily the result of higher costs resulting from the Impact Innovations acquisition, partially offset by lower employee benefit related expenses. The increase in 2004 compared to 2003 was primarily attributable to higher personnel costs related to increased staffing levels. Selling, general and administrative expenses, expressed as a percentage of revenues, were 8.4% in 2005 and 2004 and 9.4% in 2003. Improvements in 2005 in finance, information technology, benefits and other administrative costs expressed as a percentage of revenues were partially offset by an increased level of investment in business development and an increase in recruiting costs due to higher turnover.
Amortization of intangible assets
      Amortization expense, which relates to the amortization of acquired intangible assets, was $3.0 million, $2.3 million, and $1.7 million in 2005, 2004, and 2003, respectively. Expressed as a percentage of revenues, amortization expense was 1.0% in 2005, 0.8% in 2004 and 0.7% in 2003. The increased level of expense in 2005 and 2004 compared with prior years was related to intangible assets identified with the Impact Innovations acquisition.
Operating income
      The company’s operating income was $21.3 million, $17.5 million, and $15.4 million in 2005, 2004 and 2003, respectively. The increase in operating income in 2005 and 2004 compared with the previous year was primarily the result of income derived from added revenues resulting from the Impact Innovations acquisition along with lower employee benefit related costs in 2005. Operating income, expressed as a percentage of revenues, was 7.1%, 6.4%, and 6.3% in 2005, 2004 and 2003 respectively. In 2005 indirect overhead costs, benefit costs and other administrative expenses increased at a slower rate than revenues, resulting in the improvement in operating margin compared with 2004. These improvements were partially offset by higher recruiting and business development costs, as well as higher amortization expense.
      Operating income for the Systems and Services segment was $20.8 million in 2005, compared to $16.8 million in 2004, and $15.0 million in 2003. Operating income for the Metrigraphics segment was $0.5 million in 2005, compared to $0.7 million in 2004 and $0.4 million in 2003.

Interest income and expense
      The company incurred interest expense totaling $4.4 million in 2005, $2.3 million in 2004 and $0.9 million in 2003. The increase in interest expense in 2005 is primarily attributable to a full year of borrowing under the acquisition loan used to fund the September 1, 2004 acquisition of Impact Innovations, coupled with interest on the outstanding balance of the company’s revolving credit facility and the term loan facility. Interest expense in 2004 included only four months of interest on the acquisition term loan and a full year of interest on the outstanding balances on the company’s revolving credit facility and the term loan facility. Interest expense in 2003 relates primarily to the outstanding balances on the company’s revolving credit facility and the term loan facility. The interest rates on the company’s current financing vehicles are variable. These vehicles are described in detail in the “Liquidity and Capital Resources” section below. The weighted average interest rates on the company’s outstanding borrowings were 6.27%, 5.36%, and 3.16% at December 2005, 2004, and 2003, respectively. An increase of one percentage point in the company’s rates would result in approximately $0.3 million of additional interest expense on an annual basis. The company recorded $61,000, $60,000, $27,000 of interest income in 2005, 2004 and 2003, respectively.
Other income and expense
      The company reported $2.3 million, $0.4 million and $0.5 million of net other income in 2005, 2004 and 2003, respectively. The current year amount includes $2.0 million of realized gains resulting from the sale on June 27, 2005, of 672,518 shares of common stock in Lucent Technologies. The 2005, 2004 and 2003 amounts include $0.1 million, $0.1 million and $0.2 million, respectively, attributable to gains on the company’s deferred compensation plan investments.
Income taxes
      Income tax expense was recorded at rates of 40.5% in 2005, 40.1% in 2004, and 42.3% in 2003. These rates reflect the statutory federal rate of 34%, combined with an average state income tax rate, net of federal income tax benefit.
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
Net income
      Net income was $11.4 million, $9.4 million and $6.7 million in 2005, 2004 and 2003, respectively.
Shares used in computing earnings (loss) per share
      Weighted average common shares outstanding and common equivalent shares totaled 9.3 million, 9.1 million, and 8.8 million for the years ended December 31, 2005, 2004 and 2003, respectively. The increase in 2005 from 2004 is primarily attributable to 0.4 million additional shares issued, partially offset by a reduction in the number of employee stock options counted as outstanding common equivalent shares and included in the dilutive effect of options for the purpose of computing diluted earnings per share. The increase in 2004 from 2003 is primarily attributable to 0.3 million additional shares issued and outstanding in 2004.
LIQUIDITY AND CAPITAL RESOURCES
      At December 31, 2005 and 2004, the company had cash and cash equivalents aggregating $1.0 million and $0.9 million, respectively. The increase in cash and cash equivalents is primarily the result of $41.1 million of cash provided by operating and investing activities, including $19.3 million of proceeds from the sale of the company’s headquarters facility in Andover, Massachusetts. This amount was partially offset by $41.0 million of cash used in financing activities, including $44.4 million of debt repayments under the company’s secured financing agreement.
Operating Activities
      Cash provided by operating activities was $24.6 million, and was primarily attributable to $11.4 million of income from continuing operations, depreciation and amortization expenses aggregating $6.8 million, an increase in accounts payable of $5.1 million and decreases in accounts receivable and prepaid expenses and other current assets of $13.0 million and $4.2 million, respectively. These amounts were partially offset by an increase of $11.4 million in unbilled expenditures and fees on contracts in process and a decrease of $6.3 million in other accrued expenses.
      Stock compensation expense increased to $0.9 million for 2005, from $0.5 million for 2004, and $0.2 million in 2003. The company has realigned its approach to equity compensation by increasing its use of restricted stock awards and reducing its use of stock option awards. As a result, higher non-cash expense was recorded in 2005 and 2004. The company estimates that the compensation charges related to stock-based compensation for 2006 to be on a pre-tax basis between $1.9 million and $2.2 million which includes $0.9 million to $1.2 million of stock option expense and employee stock purchase plan expense due to the adoption of SFAS No. 123(R), Share-Based Payment. However, the assessment of the estimated compensation charges is affected by the company’s stock price as well as a number of complex and subjective variables and the related tax impacts. These variables include, but are not limited to, the volatility of the Company’s stock price and employee stock exercise behaviors.
      Non-cash amortization expense of the company’s identifiable intangible assets was $3.0 million in 2005, $2.3 million in 2004 and $1.7 million in 2003. The company anticipates non-cash expense for the amortization of intangible assets to decrease to approximately $2.8 million in 2006.
      The deferred income tax provision was $1.9 million in 2005, $7.7 million in 2004 and $2.7 million in 2003. The 2005 decrease was primarily due to the deferral of income taxes on the deferred gain on sale of building, unbilled receivables and depreciation. The 2004 increase was primarily due to higher unbilled receivables and the deferral of income taxes thereon. At the end of 2005, deferred taxes on unbilled receivables totaled $18.7 million, which increased by $1.3 million from 2004. Concurrent with an audit of the company’s 2003 and 2002 federal income tax returns, the Internal Revenue Service (“IRS”) challenged the deferral of income taxes payable related to the company’s unbilled accounts receivable, including the applicability of a Letter Ruling issued by the IRS to the company in January 1976, which granted the company deferred tax treatment of unbilled receivables. In the third quarter of 2005, the audits of the company’s 2002 and 2003 federal income tax returns were settled, and the IRS initiated an audit of the company’s 2004 income tax return. Under the terms of the 2002 and 2003 settlement, the company agreed to change its tax accounting method to reflect certain unbilled costs and fees in current period taxable income. The settlement also included an agreement to apply the resulting adjustment of $16.8 million to taxable income over a four-year period. The company expects to make an initial payment in the first quarter of 2006 of approximately $1.7 million, which are the estimated taxes due on the 2003 installment. The 2004 installment was included in the company’s 2004 tax filings in September 2005. Remaining payments, which total approximately $3.4 million, will be included in the company’s tax filings for 2005 and 2006.
      Total accounts receivable, billed and unbilled, were $94.7 million and $96.3 million at December 31, 2005 and 2004, respectively. Receivables days sales outstanding, or DSO, was 119 at December 31, 2005, compared to 111 at December 31, 2004. These amounts include amounts reported under the captions “Accounts receivable, net of allowances” and “Unbilled expenditures and fees on contracts in process”.

      The decrease in billed receivables was due to strong cash collections in 2005. In the fourth quarter of 2004, the company encountered collection delays with U.S. Defense Finance and Accounting Services and the General Services Administration totaling approximately $7 million, or 8 days sales outstanding. The company previously submitted invoices to these agencies, but due to technical problems at the agencies, the agencies requested that the company resubmit the invoices.
      At December 31, 2005, the unbilled receivables balance includes $11.9 million related to the company’s contract with the State of Ohio. Under the current terms of the contract, invoicing did not begin until 2005 in accordance with anticipated completion of contract milestones.
      Accounts payable increased by $5.1 million in 2005. This increase primarily relates to subcontractor costs for the Ohio contract which become payable when the company receives payment from the State of Ohio. The company paid approximately $4.5 million of these subcontractor costs in the first quarter of 2006.
Investing Activities
      Cash provided by investing activities was $16.5 million, and was primarily attributable to $19.3 million of proceeds from the sale of the company’s headquarters facility and $2.0 million of proceeds received from the sale of Lucent shares, partially offset by $4.6 million of capital expenditures.
      On December 29, 2005 the company sold its headquarters facility in Andover, Massachusetts and entered into a lease for the same property for a ten-year term with two five-year renewal options. Proceeds realized from the sale were $19.3 million and are reflected as Proceeds from the Sale of Facility in the company’s Consolidated Statements of Cash Flows.
      On June 27, 2005, the company sold its Lucent shares for $2.0 million, net of transaction costs, realizing a pretax gain on the sale of $2.0 million. The gain on the sale of the Lucent shares is included in Other Income in the company’s Consolidated Statements of Operation and Proceeds from the Sale of Investments and Equipment in the company’s Consolidated Statements of Cash Flows.
      Capital expenditures for the purchase of property, plant and equipment were $4.6 million, $4.5 million, and $8.2 million in 2005, 2004 and 2003, respectively. Expenditures for the company’s PeopleSoft based enterprise business system, which was initially placed-in-service on January 1, 2004, were $0.1 million, $1.7 million and $5.0 million in 2005, 2004 and 2003, respectively. Expenditures for the Andover facility renovation were $1.5 million, $1.4 million and $2.0 million in 2005, 2004 and 2003, respectively. Other than for the enterprise business system and the Andover facility renovation, expenditures were primarily for the purchase of computing equipment and for leasehold improvements.
      In 2004 the company expended $54.0 million related to the acquisition of Impact Innovations. The acquisition is described in detail in Note 3 of the Notes to Financial Statements.
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
Financing Activities
      During 2005, cash used in financing activities was $41.0 million, which consisted of $26.7 million of repayments under the company’s acquisition term loan, $10.0 million of repayments under the company’s revolver and $7.8 million of repayments under the term loan which was secured by a mortgage on the company’s headquarters, partially offset by $3.4 million of proceeds from the exercise of stock options.
      During 2004, cash provided by financing activities was comprised of $55.0 million from the company’s new acquisition term loan, described below, $1.5 million of net borrowings under the company’s revolver and $2.6 million of cash proceeds from the exercise of stock options and issuance of shares under the employee stock purchase plan. As discussed above, the company entered into a new financing arrangement, of which $55.0 million was related to the acquisition of Impact Innovations. The company repaid $1.6 million of the principal borrowed immediately after the initial consideration paid for Impact Innovations was reduced to $53.4 million. The company’s proceeds from financing activities were partially offset by

$2.9 million of acquisition term loan principal payments, including the $1.6 million of principal repaid immediately as discussed above, $0.8 million for deferred financing costs and $0.5 million of principal payments under the company’s term loan.
      On September 1, 2004, the company entered into a new secured financing agreement (the “facility”) with a bank group to restructure and increase the company’s credit facilities to $100.0 million, including a mortgage financing on the company’s Andover, Massachusetts corporate headquarters, which had a balance of $7.9 million at closing (the “term loan”). The facility provided for a $55.0 million, five-year term loan (the “acquisition term loan”) with a seven-year amortization schedule for the acquisition of Impact Innovations and a $37.0 million, five-year revolving credit agreement for working capital (the “revolver”). The bank group, led by Brown Brothers Harriman & Co. as a lender and as administrative agent (when acting in such capacity, the “Administrative Agent”), also includes KeyBank National Association, TD Banknorth, NA and Fleet National Bank, a Bank of America company. The facility replaced the company’s previous $50.0 million revolving credit agreement, which was entered into on June 28, 2002.
      Proceeds of $53.4 million from the acquisition term loan were used to complete the acquisition of Impact Innovations. The company repaid $1.6 million of the original $55.0 million financed on September 1, 2004. The facility requires quarterly principal payments of approximately $2 million on the acquisition term loan. At December 31, 2005, the outstanding principal balance on the acquisition term loan was $25.4 million.
      The company had a ten-year term loan as amended and restated on September 1, 2004, which was secured by a mortgage on the company’s headquarters in Andover, Massachusetts. The balance of this loan was paid on December 29, 2005 with proceeds from the sale and leaseback of the company’s headquarters in Andover, Massachusetts and the mortgage was discharged.
      The revolver has a five-year term and is available to the company for general corporate purposes, including strategic acquisitions. The fee on the unused portion of the revolver ranges from 0.25% to 0.50%, depending on the company’s leverage ratio, and is payable quarterly in arrears. There were no amounts due on the revolver at December 31, 2005.
      All of the obligations of the company and its subsidiaries under the new facility are secured by a security interest in substantially all of the assets of the company and its subsidiaries granted to the Administrative Agent. The agreement requires financial covenant tests to be performed against the company’s annual results beginning with the results for the year ended December 31, 2005, that, if met, would result in the release of all collateral securing the facility. If the company’s results do not meet specific financial ratio requirements, the company and its subsidiaries will be required to perfect the security interest granted to the Administrative Agent in all of the government contracts of the company and its subsidiaries.
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

      At December 31, 2005, the company was in compliance with its debt covenants.
      On December 28, 2005 the bank group issued a Consent Waiver and Amendment Agreement waiving any specific Events of Default which may occur as a result of the sale and leaseback of the company’s headquarters in Andover, Massachusetts and amended the facility to remove the excess cash flow recapture payment requirement under the facility.
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
      Based upon its present business plan and operating performance, the company believes that cash provided by operating activities, combined with amounts available for borrowing under the revolver, will be adequate to fund the capital requirements of its existing operations during 2006 and for the foreseeable future. In the event that the company’s current capital resources are not sufficient to fund requirements, the company believes its access to additional capital resources would be sufficient to meet its needs. However, the development of adverse economic or business conditions could significantly affect the need for and availability of capital resources.
Off-Balance Sheet Arrangements
      The company did not have any off-balance sheet arrangements during 2005, 2004 or 2003.
Commitments
      The company’s contractual obligations as of December 31, 2005 consist of the following (in thousands):

	Payments due by period

		Less than	Two to	Four to
	Total	one year	three years	five years	Thereafter

Long-term debt	$25,412	$10,170	$15,242	$—	$—
Operating leases	42,946	7,011	12,717	10,737	12,481
Letter of Credit	1,031	—	1,031	—	—

Total contractual obligations	$69,389	$17,181	$28,990	$10,737	$12,481

      The amounts above related to the long-term debt do not include interest payments on any outstanding principal balance, because the interest rates on the company’s financing arrangements are not fixed.
      The company currently expects to contribute $5.8 million in 2006 to fund its pension plan, of which $0.8 million is required. This amount is not included in the table above.
Contingencies
      The company has change of control agreements with certain of its employees that provide them with benefits should their employment with the company be terminated other than for cause or their disability or death, or if they resign for good reason, as defined in these agreements, within a certain period of time from the date of any change of control of the company.
      As a defense contractor, the company is subject to many levels of audit and review from various government agencies, including the Defense Contract Audit Agency, various inspectors general, the Defense Criminal Investigation Service, the General Accountability Office, the Department of Justice and Congressional Committees. Both related to and unrelated to its defense industry involvement, the company is, from time to time, involved in audits, lawsuits, claims, administrative proceedings and investigations. The company accrues for liabilities associated with these activities when it becomes probable that future expenditures will be made and such expenditures can be reasonably estimated.
      The Company is a party to or has property subject to litigation and other proceedings referenced in Note 12, “Commitments and Contingencies”, of the company’s Consolidated Notes to Financial Statements in Part II, Item 8 of this

Annual Report on Form 10-K. Except as noted therein the company does not presently believe it is reasonably likely that any of these matters would have a material adverse effect on the company’s business, financial position, results of operations or cash flows.
      The company’s evaluation of the likelihood of expenditures related to these matters is subject to change in future periods, depending on then current events and circumstances, which could have material adverse effects on the company’s business, financial position, results of operations and cash flows.
NEW ACCOUNTING PRONOUNCEMENTS
      In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections: a Replacement of Accounting Principles Board (APB) Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so. Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if that principle had always been used. SFAS 154’s retrospective-application requirement replaces APB Opinion No. 20’s requirement to recognize most voluntary changes in an accounting principle by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. Under SFAS 154, correction of an error in previously issued financial statements will continue to be accounted for by restating the prior-period financial statements, and a change in accounting estimate will continue to be accounted for prospectively. The requirements of SFAS 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. The company did not change its accounting principle in 2005 and is not currently contemplating a change in accounting principle other than the adoption of SFAS No. 123(R), Share-Based Payment, as noted below. The company believes SFAS 154 will only impact the consolidated financial statements in periods in which a change in an accounting principle is made.
      In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment (“SFAS 123R”). SFAS 123R replaces SFAS 123, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under SFAS 123R, companies will be required to recognize compensation costs related to share-based payment transactions to employees in their financial statements. The amount of compensation cost will be measured using the grant-date fair value of the equity or liability instruments issued. Additionally, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. The company has adopted the provisions of SFAS 123R beginning January 1, 2006 and will continue to evaluate the impact of SFAS 123R on the consolidated financial statements as it begins recognizing compensation expense for the unvested portion of awards granted prior to adoption and for new awards granted subsequent to adoption. The company has elected to use the “modified prospective” method under SFAS 123R, which requires the recognition of compensation cost for the unvested portion of previously granted awards and all new awards granted on or after the date of adoption. The company estimates that the compensation charges related to stock-based compensation for 2006 to be on a pre-tax basis between $1.9 million and $2.2 million which includes $0.9 million to $1.2 million of stock option expense and employee stock purchase plan expense due to the adoption of this standard. However, the assessment of the estimated compensation charges is affected by the company’s stock price as well as a number of complex and subjective variables and the related tax impacts. These variables include, but are not limited to, the volatility of the Company’s stock price and employee stock exercise behaviors. The company historically has disclosed the pro forma effect of expensing its stock options as prescribed by SFAS 123.
IMPACT OF INFLATION AND CHANGING PRICES
      Overall, inflation has not had a material impact on the company’s operations. Additionally, the terms of Department of Defense contracts, which accounted for approximately 78% of revenue in 2005, are generally one year contracts and include salary increase factors for future years, thus reducing the potential impact of inflation on the company.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      The company is subject to interest rate risk associated with our acquisition term loan and revolver, where interest payments are tied to either the LIBOR or prime rate. The interest rate on $23.1 million of the acquisition term loan was 6.17% at December 31, 2005, under the 180 day LIBOR Rate option elected on August 1, 2005. The remaining $2.3 million of the acquisition term loan was borrowed under the base rate option with an interest rate of 7.25% at December 31, 2005. There were no amounts due on the revolver at December 31, 2005. At any time, a sharp rise in interest rates could have an adverse effect on net interest expense as reported in the company’s Consolidated Statements of Operations. An increase of one full percentage point in the interest rate on the company’s acquisition term loan, term loan and revolver would result in increases in annual interest expense aggregating $0.3 million.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and
Shareholders of Dynamics Research Corporation
      We have audited the accompanying consolidated balance sheets of Dynamics Research Corporation and subsidiaries (a Massachusetts corporation) (collectively the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dynamics Research Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
      Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 6, 2006 expressed an unqualified opinion on management’s assessment and an unqualified opinion on internal control effectiveness.
/s/ Grant Thornton LLP
Boston, Massachusetts
March 6, 2006

DYNAMICS RESEARCH CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,

	2005	2004

ASSETS
Current assets
Cash and cash equivalents	$1,020	$925
Accounts receivable, net of allowances of $588 at December 31, 2005 and $644 at December 31, 2004	32,894	45,978
Unbilled expenditures and fees on contracts in process	60,210	48,119
Prepaid expenses and other current assets	1,483	5,668

Total current assets	95,607	100,690

Noncurrent assets
Property, plant and equipment, net	12,252	22,139
Goodwill	63,055	63,055
Intangible assets, net	8,480	11,519
Deferred tax asset	3,916	—
Unbilled expenditures and fees on contracts in process	1,549	2,203
Other noncurrent assets	2,894	5,528

Total noncurrent assets	92,146	104,444

Total assets	$187,753	$205,134

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current portion of long-term debt	$10,170	$8,357
Revolver	—	10,000
Accounts payable	25,668	20,550
Deferred taxes	19,825	15,418
Accrued compensation and employee benefits	8,238	8,952
Accrued pension liability	5,818	4,376
Accrued vacation	4,705	4,586
Other accrued expenses	6,392	4,869

Total current liabilities	80,816	77,108

Long-term liabilities
Long-term debt, less current portion	15,242	51,485
Deferred taxes	—	591
Accrued pension liability	5,328	11,336
Deferred gain on sale of building	6,158	—
Other long-term liabilities	6,022	3,296

Total long-term liabilities	32,750	66,708

Total liabilities	113,566	143,816

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.10 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.10 par value, 30,000,000 shares authorized:
Issued 9,096,893 shares at December 31, 2005 and 8,737,562 shares at December 31, 2004	910	874
Capital in excess of par value	45,571	40,849
Unearned compensation	(1,850)	(1,572)
Accumulated other comprehensive loss	(10,768)	(7,724)
Retained earnings	40,324	28,891

Total stockholders’ equity	74,187	61,318

Total liabilities and stockholders’ equity	$187,753	$205,134

The accompanying notes are an integral part of these consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Year Ended December 31,

	2005	2004	2003

Contract revenue	$293,662	$268,634	$237,876
Product sales	6,778	7,072	6,932

Total revenue	300,440	275,706	244,808

Cost of contract revenue	245,566	227,509	199,647
Cost of product sales	5,212	5,214	5,100
Selling, general and administrative expenses	25,318	23,152	22,948
Amortization of intangible assets	3,039	2,324	1,724

Total operating costs and expenses	279,135	258,199	229,419

Operating income	21,305	17,507	15,389
Interest expense, net	(4,367)	(2,225)	(854)
Other income	2,276	360	454

Income from continuing operations before provision for income taxes	19,214	15,642	14,989
Provision for income taxes	7,781	6,269	6,334

Income from continuing operations	11,433	9,373	8,655
Loss from discontinued operations, net of tax benefit of $1,058	—	—	(1,635)
Loss on disposal of discontinued operations, net of tax benefit of $226	—	—	(348)

Net income	$11,433	$9,373	$6,672

Earnings per common share
Basic
Income from continuing operations	$1.30	$1.10	$1.05
Loss from discontinued operations	—	—	(0.20)
Loss on disposal of discontinued operations	—	—	(0.04)

Net earnings per common share	$1.30	$1.10	$0.81

Diluted
Income from continuing operations	$1.24	$1.03	$0.98
Loss from discontinued operations	—	—	(0.18)
Loss on disposal of discontinued operations	—	—	(0.04)

Net earnings per common share	$1.24	$1.03	$0.76

Weighted average shares outstanding
Weighted average shares outstanding — basic	8,809,644	8,499,013	8,226,225
Dilutive effect of options and restricted stock grants	443,878	574,035	615,818

Weighted average shares outstanding — diluted	9,253,522	9,073,048	8,842,043

The accompanying notes are an integral part of these consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(in thousands)

			Common Stock

							Capital		Accumulated
	Preferred Stock		Issued		Treasury Stock		in Excess		Other
							of Par	Unearned	Comprehensive	Retained
	Shares	Par value	Shares	Par value	Shares	Par value	Value	Compensation	Loss	Earnings	Total

Balance at December 31, 2002	—	$—	9,544	$954	(1,379)	$(138)	$33,844	$(816)	$(6,881)	$12,846	$39,809
Issuance of common stock through stock options exercised and employee stock purchase plan	—	—	255	26	—	—	2,373	—	—	—	2,399
Issuance of restricted stock	—	—	23	2	—	—	228	(230)	—	—	—
Amortization of unearned compensation	—	—	—	—	—	—	—	249	—	—	249
Accumulated other comprehensive loss(1)	—	—	—	—	—	—	—	—	(675)	—	(675)
Tax benefit from stock options exercised	—	—	—	—	—	—	197	—	—	—	197
Net income	—	—	—	—	—	—	—	—	—	6,672	6,672

Balance at December 31, 2003	—	—	9,822	982	(1,379)	(138)	36,642	(797)	(7,556)	19,518	48,651
Issuance of common stock through stock options exercised and employee stock purchase plan	—	—	235	23	—	—	2,584	—	—	—	2,607
Issuance of restricted stock	—	—	96	10	—	—	1,680	(1,690)	—	—	—
Forfeiture of restricted stock	—	—	(33)	(3)	—	—	(374)	377	—	—	—
Repurchase and retirement of restricted stock	—	—	(4)	—	—	—	(36)	—	—	—	(36)
Amortization of unearned compensation	—	—	—	—	—	—	—	538	—	—	538
Accumulated other comprehensive loss(1)	—	—	—	—	—	—	—	—	(168)	—	(168)
Tax benefit from stock options exercised and employee stock purchase plan	—	—	—	—	—	—	353	—	—	—	353
Redesignation of treasury stock to common stock in accordance with Massachusetts Business Corporation Act, Chapter 156D	—	—	(1,379)	(138)	1,379	138	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	9,373	9,373

Balance at December 31, 2004	—	—	8,737	874	—	—	40,849	(1,572)	(7,724)	28,891	61,318
Issuance of common stock through stock options exercised and employee stock purchase plan	—	—	304	30	—	—	3,378	—	—	—	3,408
Issuance of restricted stock	—	—	110	11	—	—	1,794	(1,805)	—	—	—
Forfeiture of restricted stock	—	—	(42)	(4)	—	—	(667)	671	—	—	—
Retirement of restricted stock	—	—	(12)	(1)	—	—	(187)	(9)	—	—	(197)
Amortization of unearned compensation	—	—	—		—	—	—	865	—	—	865
Accumulated other comprehensive loss(1)	—	—	—	—	—	—	—	—	(3,044)		(3,044)
Tax benefit from stock options exercised	—	—	—	—	—	—	404	—	—	—	404
Net income	—	—	—	—	—	—	—	—	—	11,433	11,433

Balance at December 31, 2005	—	$—	9,097	$910	—	$—	$45,571	$(1,850)	$(10,768)	$40,324	$74,187

(1)	Comprehensive income is calculated as follows:

	Year Ended December 31,

	2005	2004	2003

Net income	$11,433	$9,373	$6,672

Adjustments to accumulated other comprehensive income (loss):
Minimum pension liability adjustment, net of tax expense (benefit) of $(976), $193, and $(1,732) in the three years ended December 31, 2005, respectively	(1,509)	(1,703)	(675)
Change in unrealized gain (loss) on investment, net of tax expense (benefit) of $(207) and $993 in 2005 and 2004, respectively	(324)	1,535	—
Reclassification adjustment of realized gain included in net income, net of tax benefit of $786 in 2005	(1,211)	—	—

Adjustments to accumulated other comprehensive income (loss)	(3,044)	(168)	(675)

Comprehensive income	$8,389	$9,205	$5,997

The accompanying notes are an integral part of these consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,

	2005	2004	2003

Operating activities
Net income	$11,433	$9,373	$6,672
Loss from discontinued operations	—	—	(1,635)
Loss on disposal of discontinued operations	—	—	(348)

Income from continuing operations	11,433	9,373	8,655
Adjustments to reconcile net cash provided by operating activities
Depreciation	3,719	3,624	3,007
(Gain) loss on the sale of investments and equipment	(1,984)	(2)	2
Non-cash interest expense	304	154	137
Income from equity interest	(166)	(249)	(198)
Stock compensation expense	865	538	249
Tax benefit from stock options exercised	404	353	197
Amortization of intangible assets	3,039	2,324	1,724
Deferred income taxes provision	1,869	7,697	2,733
Change in operating assets and liabilities, net of effect of acquisitions
Accounts receivable, net	13,084	(7,612)	1,568
Unbilled expenditures and fees on contracts in process	(11,437)	(17,078)	(7,643)
Prepaid expenses and other current assets	4,185	(3,336)	(729)
Accounts payable	5,118	8,486	1,017
Accrued compensation and employee benefits	847	850	3,759
Other accrued liabilities	(6,248)	(1,161)	(1,292)

Net cash provided by continuing operations	25,032	3,961	13,186
Net cash used in discontinued operations	(422)	(754)	(1,425)

Net cash provided by operating activities	24,610	3,207	11,761

Investing activities
Purchase of property, plant and equipment	(4,571)	(4,544)	(8,163)
Proceeds from the sale of building, net	19,275	—	—
Proceeds from the sale of investments and equipment	2,003	17	—
Purchase of businesses, net of cash acquired	(168)	(53,967)	(376)
Dividends from equity investment	60	60	—
Increase in other assets	(92)	(1,473)	(279)

Net cash provided by (used in) continuing operations	16,507	(59,907)	(8,818)
Net cash provided by discontinued operations	—	—	2,950

Net cash provided by (used in) investing activities	16,507	(59,907)	(5,868)

Financing activities
Net borrowings (repayments) under revolving credit agreement and notes payable	(10,000)	1,500	(6,144)
Issuance of long-term debt	—	55,000	—
Repayments under loan agreement	(26,680)	(2,908)	—
Payment of deferred financing costs	—	(798)	—
Principal payments under mortgage agreement	(7,750)	(500)	(500)
Proceeds from the issuance of common stock through stock options exercised and employee stock purchase plan	3,408	2,607	2,399

Net cash provided by (used in) financing activities	(41,022)	54,901	(4,245)

Net increase (decrease) in cash and cash equivalents	95	(1,799)	1,648
Cash and cash equivalents, beginning of period	925	2,724	1,076

Cash and cash equivalents, end of period	$1,020	$925	$2,724

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$4,326	$1,594	$759
Cash paid during the year for income taxes, net of refunds	$(196)	$124	$2,403
Supplemental disclosure of noncash financing and investing activities
Restricted stock issued	$1,805	$1,690	$230
Supplemental disclosure — acquisitions
Assets acquired	$—	$59,267	$—
Cash payments, net of cash acquired	(168)	(53,967)	(376)

Liabilities assumed	$(168)	$(5,300)	$(376)

The accompanying notes are an integral part of these consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	NATURE OF THE BUSINESS
      Dynamics Research Corporation (“DRC” or the “company”), headquartered in Andover, Massachusetts, provides information technology, engineering, logistics and other consulting services to federal defense, civil and state agency customers. Founded in 1955 and headquartered in Andover, Massachusetts, DRC has 1,822 employees located throughout the United States. The company operated through the parent corporation and its wholly owned subsidiaries, HJ Ford Associates, Inc. (“HJ Ford”), Andrulis Corporation (“ANDRULIS”) and Impact Innovations Group LLC (“Impact Innovations”) through December 31, 2004, at which time ANDRULIS and Impact Innovations merged with and into the company. Effective January 1, 2005, the company operates through the parent corporation and its wholly owned subsidiaries, HJ Ford and DRC International Corporation.
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
Principles of Consolidation and Basis of Presentation
      The consolidated financial statements include the accounts of the company and all wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.
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
      The company has a 40% ownership interest in a “small disadvantaged business”, as defined by the United States Government, which is accounted for using the equity method. The ownership interest of approximately $719,000 and $613,000 is reported as a component of other noncurrent assets in the company’s Consolidated Balance Sheets as of December 31, 2005 and 2004, respectively.
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

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      For cost reimbursable contracts, revenue is recognized as costs are incurred and includes a proportionate amount of the fee earned. Cost reimbursable contracts specify the contract fee in dollars or as a percentage of estimated costs. The primary risk on a cost reimbursable contract is that a government audit of direct and indirect costs could result in the disallowance of certain costs, which would directly impact revenue and margin on the contract. Historically, such audits have not had a material impact on the company’s revenue and operating income.
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

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Income Taxes
      The company accounts for income taxes using the asset and liability method in accordance with SFAS No. 109, Accounting for Income Taxes, pursuant to which deferred income taxes are recognized based on temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the current year. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event it is determined that the company would be able to realize its deferred tax asset in excess of their net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the company determine it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. The company determined that no valuation allowance was required at December 31, 2005 and 2004.
Cash and Cash Equivalents
      All cash investments, which consist primarily of money market accounts, have original maturities of three months or less and are classified as cash equivalents.
Unbilled Expenditures and Fees on Contracts in Process
      Unbilled expenditures and fees on contracts in process include work in process which will be billed in accordance with contract terms and delivery schedules, as well as amounts billable upon final execution of contracts, contract completion, milestones or completion of rate negotiations. Generally, unbilled expenditures and fees on contracts in process are expected to be collected within one year. However, under the company’s current child welfare systems contract with the State of Ohio, $1.5 million and $2.2 million of the contract’s unbilled balance at December 31, 2005 and 2004, respectively, could not be invoiced within one year of the balance sheet date. Accordingly, the company has recorded these amounts as a component of other noncurrent assets in the December 31, 2005 and 2004 consolidated balance sheets. Payments to the company for performance on certain United States Government contracts are subject to audit by the Defense Contract Audit Agency. Revenue has been recorded at amounts the company expects to realize upon final settlement.
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

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Inventories
      Inventories are stated at the lower of cost (first-in, first-out) or market, and consist of materials, labor and overhead. There are no amounts in inventories relating to contracts having production cycles longer than one year. Work-in-process, raw materials and subassemblies aggregated approximately $6,000 and $64,000 at December 31, 2005 and 2004, respectively, and are included in prepaid expenses and other current assets on the Consolidated Balance Sheets.
Property, Plant and Equipment
      Property, plant and equipment, including improvements that significantly add to productive capacity or extend the asset’s useful life are recorded at cost. Repairs and maintenance costs are expensed as incurred. Plant and equipment are depreciated on the straight-line basis over their estimated useful lives. Useful lives for machinery and equipment range from three to ten years. The corporate office building had a useful life of 31 years. Leasehold improvements are amortized over the shorter of the remaining term of the lease or the life of the related asset. The company has capitalized the direct costs of material and services used in the development and purchase of the PeopleSoft based enterprise business system which was initially placed in service on January 1, 2004. These costs are included as a component of machinery and equipment. The components of property, plant and equipment, net, in the Consolidated Balance Sheets are as follows (in thousands):

	December 31,

	2005	2004

Land	$—	$1,126
Building	—	11,525
Machinery and equipment	31,307	42,985
Leasehold improvements	1,011	2,520

Total property, plant and equipment, at cost	32,318	58,156
Less accumulated depreciation and amortization	20,066	36,017

Net property, plant and equipment	$12,252	$22,139

      On December 29, 2005, the company entered into a purchase and sale agreement and lease in connection with a sale and leaseback of the company’s headquarters in Andover, Massachusetts, pursuant to which the company sold and leased back the building, real property and certain items of personal property at the company’s headquarters, including the company’s interest in certain contracts pertaining to the building, real property and personal property. The term of the lease is ten years and includes two five year options to renew. The agreement also provides that the company pay for certain improvements by the end of the third lease year. The company entered into a $1.0 million letter of credit, which is required to be maintained until 45 days after the completion of the improvements. The company’s net proceeds from the sale, after transaction and other related costs, were approximately $19.3 million resulting in a gain of approximately $6.8 million. The company recorded approximately $0.7 million of the gain in other accrued expenses and approximately $6.2 million in long-term liabilities as of December 31, 2005. The gain will be recognized over the 10 year term of the lease. The lease is more fully described in “Note 12 — Commitments and Contingencies.”
      In addition to the sale and leaseback transaction, the company recorded disposals of $15.4 million and $0.1 million, during 2005 and 2004, respectively, of fully depreciated machinery, equipment and leasehold improvements no longer in use.
Business Combinations
      Since 2002, the company has completed three business acquisitions. The company accounts for business acquisitions in accordance with SFAS 141, which requires that the purchase method of accounting be used for all business “combinations” completed after June 30, 2001. The company determines and records the fair values of assets acquired and liabilities assumed as of the dates of acquisition. The company utilizes an independent valuation specialist to determine the fair values of identifiable intangible assets acquired in order to determine the portion of the purchase price allocable to these assets.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Goodwill
      Goodwill is recorded when the consideration paid for business acquisitions exceeds the fair value of net tangible and identifiable intangible assets acquired. In June 2001, the FASB issued SFAS 141 and SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but rather, be tested annually for impairment. In accordance with SFAS 142, goodwill recorded in conjunction with the company’s business acquisitions is not being amortized.
      The company assesses goodwill for impairment at least once each year by applying a direct value-based fair value test. Goodwill could be impaired due to market declines, reduced expected future cash flows, or other factors or events. Should the fair value of goodwill at the measurement date fall below its carrying value, a charge for impairment of goodwill would occur in that period. SFAS 142 requires a two-step impairment testing approach. Companies must first determine whether goodwill is impaired and if so, they must value that impairment based on the amount by which the book value exceeds the estimated fair value. As a result of the annual impairment test performed as of December 31, 2005, the company determined that the carrying amount of goodwill did not exceed its fair value and, accordingly, did not record a charge for impairment. However, there can be no assurance that goodwill will not become impaired in future periods.
Intangible and Other Long-lived Assets
      The company uses assumptions in establishing the carrying value, fair value and estimated lives of identifiable intangible and other long-lived assets. The company accounts for impairments under SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the asset carrying value may not be recoverable. Recoverability is measured by a comparison of the asset’s continuing ability to generate positive income from operations and positive cash flow in future periods compared to the carrying value of the asset. If assets are considered to be impaired, the impairment is recognized in the period of identification and is measured as the amount by which the carrying value of the asset exceeds the fair value of the asset. The useful lives and related amortization of identifiable intangible assets are based on their estimated residual value in proportion to the economic benefit consumed. The useful lives and related depreciation of other long-lived assets are based on the company’s estimate of the period over which the asset will generate revenue or otherwise be used by the company.
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
Stockholders’ Equity
      Effective July 1, 2004, companies incorporated in Massachusetts became subject to the Massachusetts Business Corporation Act, Chapter 156D. Chapter 156D eliminates the concept of “treasury shares” and provides that shares reacquired by a company become “authorized but unissued” shares. As a result of this change, the company, in 2004, redesignated its existing treasury shares, with a par value of approximately $138,000, to common stock.
Stock-Based Compensation
      As permitted under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), the company accounted for its stock option plans through December 31, 2005 using Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The following table illustrates the effect on net income and earnings per common share as if the company had applied the fair value based method of SFAS 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of FASB

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Statement No. 123, to all outstanding and unvested awards in each period for the purpose of recording expense for stock option compensation (in thousands of dollars, except per share data).

	Year Ended December 31,

	2005	2004	2003

Net income as reported	$11,433	$9,373	$6,672
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	515	322	144
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,204)	(1,224)	(1,712)

Pro forma net income	$10,744	$8,471	$5,104

Earnings per common share:
Basic, as reported	$1.30	$1.10	$0.81
Basic, pro forma	$1.22	$1.00	$0.62
Diluted, as reported	$1.24	$1.03	$0.76
Diluted, pro forma	$1.16	$0.93	$0.58
      Compensation expense determined under the fair value based methods for all stock-based awards, pro forma net income and pro forma earnings per common share amounts reflect revised amounts for previously reported periods reflecting a revised estimate of vesting period for performance-based stock options. Some amounts included in pro forma expense reported in previous periods for these performance-based stock options will now likely be recognized in future periods upon adoption of SFAS No. 123(R), Share-Based Payment (“SFAS 123R”) in 2006.
      The weighted average fair values of options granted were $12.08 in 2005, $10.62 in 2004 and $8.49 in 2003. The fair value of each option for the company’s plans is estimated on the date of the grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	Year ended December 31,

	2005	2004	2003

Expected volatility	66.38%	66.88%	64.43%
Dividend yield	—	—	—
Risk-free interest rate	3.87%	3.81%	3.94%
Expected life in years	6.5	7.0	8.0
Earnings Per Share
      Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is determined by using the weighted average number of common and dilutive common equivalent shares outstanding during the period unless the effect is antidilutive.
      Due to their antidilutive effect, approximately 96,800, 64,900 and 72,100 options to purchase common stock were excluded from the calculation of diluted earnings per share for the years ended December 31, 2005, 2004 and 2003, respectively. However, these options could become dilutive in future periods.
Investment Held for Sale
      In 1998, the company obtained an ownership interest in Telica, Inc. (“Telica”), a privately-held start-up company, in exchange for technology developed by DRC. On September 20, 2004, as a result of the acquisition of Telica by Lucent Technologies (“Lucent”), the company received 672,518 shares of common stock in Lucent (the “Lucent shares”) in

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      On June 27, 2005, the company sold its Lucent shares for $2.0 million, net of transaction costs, realizing a pretax gain on the sale of $2.0 million. The gain on the sale of the Lucent shares is included in other income in the company’s Consolidated Statements of Operations for the year ended December 31, 2005.
      At December 31, 2005, an additional 74,274 Lucent shares were held in escrow for indemnification related to Lucent’s acquisition of Telica. During the first quarter of 2006, the 74,274 Lucent shares held in escrow at December 31, 2005 were released to the company. The company will record the shares at fair value of approximately $209,000 as a current asset with the offset recorded net of tax to accumulated other comprehensive loss in the company’s Consolidated Balance Sheet.
Pensions
      The company recognizes obligations associated with its defined benefit pension plan in accordance with SFAS No. 87, Employers Accounting for Pensions. Accounting and reporting for the company’s pension plan requires the use of assumptions, including but not limited to, discount rate, fixed 3% annual compensation increases, and expected return on assets. These assumptions are reviewed at least annually based on reviews of current plan information and consultation with the company’s independent actuary. If these assumptions differ materially from actual results, the company’s obligations under the pension plan could also differ materially, potentially requiring the company to record an additional pension liability. An independent actuarial valuation of the pension plan is performed each year. The results of this actuarial valuation are reflected in the accounting for the pension plan upon determination.
Recent Accounting Pronouncements
      In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections: a Replacement of Accounting Principles Board (APB) Opinion No. 20 and FASB Statement No. 3. (“SFAS 154”). SFAS 154 requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so. Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if that principle had always been used. SFAS 154’s retrospective-application requirement replaces APB Opinion No. 20’s requirement to recognize most voluntary changes in an accounting principle by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. Under SFAS 154, correction of an error in previously issued financial statements will continue to be accounted for by restating the prior-period financial statements, and a change in accounting estimate will continue to be accounted for prospectively. The requirements of SFAS 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. The company did not change its accounting principles in 2005 and is not currently contemplating a change in accounting principles other than the adoption of SFAB No. 123(R), Share-Bases Payment, as described below. The company believes SFAS 154 will only impact the consolidated financial statements in periods in which a change in an accounting principle is made.
      In December 2004, the FASB issued SFAS 123R which replaces SFAS 123, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees(“APB 25”). Under SFAS 123R, companies will be required to recognize compensation costs related to share-based payment transactions to employees in their financial statements. The amount of compensation cost will be measured using the grant-date fair value of the equity or liability instruments issued. Additionally, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. The company has adopted the provisions of SFAS 123R beginning

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
January 1, 2006 and will continue to evaluate the impact of SFAS 123R on the consolidated financial statements as it begins recognizing compensation expense for the unvested portion of awards granted prior to adoption and for new awards granted subsequent to adoption. The company has elected to use the “modified prospective” method under SFAS 123R, which requires the recognition of compensation cost for the unvested portion of previously granted awards and all new awards granted on or after the date of adoption. The company estimates that the compensation charges related to stock-based compensation for 2006 to be on a pre-tax basis between $1.9 million and $2.2 million which includes $0.9 million to $1.2 million of stock option expense and employee stock purchase plan expense due to the adoption of this standard. However, the assessment of the estimated compensation charges is affected by the company’s stock price as well as a number of complex and subjective variables and the related tax impacts. These variables include, but are not limited to, the volatility of the Company’s stock price and employee stock exercise behaviors. The company historically has disclosed the pro forma effect of expensing its stock options as prescribed by SFAS 123.

NOTE 3.	BUSINESS ACQUISITION
Impact Innovations Group LLC
      On September 1, 2004, the company completed the acquisition of Impact Innovations from J3 Technology for $53.4 million in cash, subject to adjustment based upon the value of tangible net assets acquired in accordance with the provisions of the Equity Purchase Agreement among the company, Impact Innovations, and J3 Technology. The company used the proceeds from the acquisition term loan portion of its new financing facility, entered into on September 1, 2004, to finance the transaction. The company acquired all of the outstanding membership interests of Impact Innovations, which constituted the government contracts business of J3 Technology. Impact Innovations customers include United States Government intelligence agencies and various Department of Defense agencies, as well as federal civilian agencies. The company believes that the acquisition of Impact Innovations enhances its Capability Maturity Model (“CMM”) Level 3 rating for software engineering core competency and enriches DRC’s business intelligence, business transformation and network engineering and operations solution sets, while adding a number of key government defense and civilian customers to the company’s portfolio, including a new customer base in the intelligence community. As part of this transaction, the company paid $0.7 million for legal, audit and other transaction costs. The company also accrued $0.4 million for exit costs, primarily related to the consolidation of one of the Impact Innovations facilities into a DRC facility, including lease costs for the abandoned acquired facility.
      The purchase price was determined through negotiations with J3 Technology based upon the company’s access to new customers, customer relationships and cash flows. The portion of the excess of purchase price over fair value of net assets acquired that was allocated to customer relationships was $11.5 million, which the company estimated to have a useful life of five years, based upon an independent appraisal. Accordingly, the company is amortizing this intangible asset over five years, based upon the estimated future cash flows of the individual contracts related to this asset. The balance of the excess purchase price over fair value of net assets acquired was recorded as goodwill. On February 14, 2006, J3 Technology filed a complaint against the company in the Superior Court of Gwinnett County, Georgia seeking specific performance of an alleged settlement agreement regarding the closing balance sheet valuation which would require an additional cash consideration of $0.8 million. The complaint seeks to enforce the alleged agreement amount. During fiscal 2005, the company realigned the valuation of the assets acquired including the aforementioned additional cash consideration. The realignment resulted in a shift in the components of working capital acquired and total consideration, however it did not

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
change the valuation of customer relationship or excess purchase price considered as goodwill. A summary of the transaction is as follows (in thousands):

Consideration:
Cash	$53,399
Accrued estimated additional cash consideration	800
Transaction costs	746
Exit costs	367

Total consideration	55,312

Allocation of consideration to assets acquired/(liabilities assumed):
Working capital	7,013
Property and equipment	562
Other noncurrent assets	57
Long-term liabilities	(164)

Total fair value of net tangible assets acquired	7,468

Excess of consideration over fair value of net tangible assets acquired	47,844

Allocation of excess consideration to identifiable intangible assets:
Customer relationships	11,500

Allocation of excess consideration to goodwill	$36,344

      The activity for the years ended December 31, 2005 and 2004, related to the company’s exit cost accrual for the Impact Innovations acquisition is as follows (in thousands):

	Year Ended December 31,

			Adjustments	Expenditures
	Beginning		for changes	charged against	Ending
	Balance	Provision	in estimate	accrual	Balance

2004	$—	$469	$—	$(76)	$393

2005	$393	$—	$(102)	$(170)	$121

      The ending exit cost accrual as of December 31, 2005 includes the benefit of sublease rentals which is expected to be approximately $0.7 million in total, or approximately $0.2 million per year.
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

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      On October 18, 2002, the company announced that it was actively pursuing the divestiture of the Encoder Division. Effective in the fourth quarter of 2002, and in accordance with SFAS 144, the company’s consolidated financial statements and notes thereto were restated to reflect the discontinuation of the Encoder Division. Accordingly, the revenue, costs, expenses, assets, liabilities and cash flows of the Encoder Division are reported separately in the Consolidated Statements of Operations, Consolidated Balance Sheets and Consolidated Statements of Cash Flows for all periods affected. The results of discontinued operations do not reflect any interest expense or any allocation of corporate general and administrative expense.
      On May 2, 2003, the company completed the sale of the Encoder Division assets and certain liabilities to GSI for $3.3 million in cash, subject to post-closing adjustments related to a valuation of the net assets of the Encoder Division and the assumption by GSI of certain of DRC’s liabilities with respect to the assets acquired.
      In connection with this transaction, in 2003 the company recorded $1.3 million of pre-tax charges for the disposal of discontinued operations including $0.8 million of exit costs. The exit costs were comprised of $0.5 million for severance costs for approximately 45 Encoder Division employees and $0.3 million for lease costs, net of contractual sublease income, from GSI for the Encoder facility.
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
      The activity for the three years ended December 31, 2005, related to the company’s exit cost accrual for discontinued operations is as follows (in thousands):

	Activity — Year Ended December 31, 2005

	Balance		Adjustments	Expenditures	Balance
	December 31,		for changes	charged against	December 31,
	2004	Provision	in estimate	accrual	2005

Lease	$422	$—	$—	$(422)	$—

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Activity — Year Ended December 31, 2004

	Balance		Adjustments	Expenditures	Balance
	December 31,		for changes	charged against	December 31,
	2003	Provision	in estimate	accrual	2004

Severance	$74	$—	$—	$(74)	$—
Lease	932	—	—	(510)	422

	$1,006	$—	$—	$(584)	$422

	Activity — Year Ended December 31, 2003

	Balance		Adjustments	Expenditures	Balance
	December 31,		for changes	charged against	December 31,
	2002	Provision	in estimate	accrual	2003

Severance	$—	$544	$—	$(470)	$74
Lease	—	1,325	420	(813)	932

	$—	$1,869	$420	$(1,283)	$1,006

      The lease on the Encoder facility expired in August 2005. Accordingly, lease payments and payments for other associated costs were made and charged to the accrual through that date. The difference between the fair value of the total lease costs and the total cash payments were charged to discontinued operations as expense through the expiration of the lease term, including sublease income initially estimated at the time the accrual was recorded, but not subsequently realized. The balance of the lease at December 31, 2004 was included in other accrued expenses on the company’s Consolidated Balance Sheets.

NOTE 5.	GOODWILL AND INTANGIBLE ASSETS
      Components of the company’s identifiable intangible assets are as follows (in thousands):

	December 31, 2005		December 31, 2004

		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Customer relationships	$14,200	$5,720	$14,200	$2,681
Non-competition agreements	1,740	1,740	1,740	1,740

	$15,940	$7,460	$15,940	$4,421

      The company recorded amortization expense for its identifiable intangible assets of $3.0 million, $2.3 million and $1.7 million in the years ended December 31, 2005, 2004 and 2003, respectively. Estimated future amortization expense for the identifiable intangible assets recorded by the company as of December 31, 2005 is as follows (in thousands):

2006	$2,809
2007	$2,602
2008	$2,038
2009	$1,031
      There were no changes in the carrying amount of goodwill for the year ended December 31, 2005. The carrying amount of goodwill of $63,055 at December 31, 2005 and December 31, 2004 was included in the Systems and Services segment.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6.	INCOME TAXES
      Total income tax expense (benefit) was allocated as follows (in thousands):

	Year ended December 31,

	2005	2004	2003

Income from continuing operations	$7,781	$6,269	$6,334
Discontinued operations	—	—	(1,284)
Stockholders’ equity for compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(404)	(353)	(197)
Other comprehensive income	(1,969)	1,186	(1,732)

	$5,408	$7,102	$3,121

      The components of the provision for federal and state income taxes from continuing operations are as follows (in thousands):

	Year ended December 31,

	2005	2004	2003

Currently payable (refundable)
Federal	$4,902	$(1,326)	$3,054
State	1,010	(101)	547

	5,912	(1,427)	3,601

Deferred
Federal	1,493	6,144	2,138
State	376	1,552	595

	1,869	7,696	2,733

	$7,781	$6,269	$6,334

      The major items contributing to the difference between the statutory United States federal income tax rate of 34% and the company’s effective tax rate on income from continuing operations are as follows (in thousands):

	Year ended December 31,

	2005	2004	2003

Provision at statutory rate	$6,533	$5,318	$5,096
State income taxes, net of federal tax benefit	923	1,091	740
Decrease in valuation allowance	—	(442)	—
Amortization of acquired intangible assets	—	—	320
Other, net	325	302	178

Provision for income taxes	$7,781	$6,269	$6,334

      In 2004, the company generated $5.6 million of net operating losses which will be utilized on the 2005 income tax return.
      In 2003, the company carried back $1.1 million of federal net operating losses, resulting in an income tax refund of $0.4 million.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The company utilized federal and state net operating loss carryforwards of $0.5 million to reduce taxable income in the year ended December 31, 2003.
      In 2004, the company realized a tax benefit on its 2003 income tax return of $0.4 million from the use of a capital loss carryforward that arose in 1999 and was due to expire in 2004. The valuation allowance related to this capital loss carryforward decreased in 2004 due to the use of the capital loss and the expiration in 2004.
      The company also utilized $1.0 million of capital loss carryforwards to fully reduce capital gains from the sale of the Encoder Division, resulting a in a reduction of taxable income in the year ended December 31, 2003.
      The tax effects of significant temporary differences that comprise deferred tax assets and liabilities are as follows (in thousands):

	December 31,

	2005	2004

Minimum pension liability adjustment	$6,971	$5,995
Deferred gain on sale of building	2,977	—
Accrued expenses	1,670	1,416
Accrued vacation	1,271	1,186
Receivables reserves	235	189

Deferred tax assets	13,124	8,786

Unbilled expenditures and fees on contracts in process	(18,704)	(17,368)
Pension accrual	(4,591)	(331)
Fixed assets and intangibles	(3,747)	(3,807)
Unrealized gain on securities available for sale	—	(993)
Domestic International Sales Corporation	(1,821)	(1,798)
Other	(170)	(498)

Deferred tax liability	(29,033)	(24,795)

Deferred tax liability, net	$(15,909)	$(16,009)

      Management believes that it is more likely than not that these deferred tax assets will be realized.
      In the third quarter of 2005, Internal Revenue Service (“IRS”) audits of the company’s 2002 and 2003 federal income tax returns were settled, and the IRS initiated an audit of the company’s 2004 income tax return. Under the terms of the 2002 and 2003 settlement, the company agreed to change its tax accounting method to reflect certain unbilled costs and fees in current period taxable income. The settlement also included an agreement to apply the resulting adjustment of $16.8 million to taxable income over a four-year period. The company expects to make an initial payment in the first quarter of 2006 of approximately $1.7 million, which represents the estimated taxes due on the 2003 installment. The 2004 installment was included in the company’s 2004 tax filings in September 2005. Remaining payments, which total approximately $3.4 million, will be included in the company’s tax filings for 2005 and 2006.
      Interest expense of $0.1 million related to the settlement was accrued as of December 31, 2005. There were no penalties related to the settlement.

NOTE 7.	EMPLOYEE BENEFIT PROGRAMS
      In December 2001, the Board of Directors approved actions to proceed with amendments limiting future increases in benefits under the company’s Defined Benefit Pension Plan (the “Plan”), freezing membership in the Plan, and providing for improvements to the company’s deferred savings plan (the “401(k) Plan”).

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In February 2002, the Board of Directors approved specific retirement program changes that limited future increases in benefits under the company’s Plan, froze membership in the Plan, and provided for improvements to the company’s 401(k) Plan. Actual changes to the company’s Plan and 401(k) Plan were effective July 1, 2002.
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
      The company’s funding policy is to contribute at least the minimum amount required by the Employee Retirement Income Security Act of 1974. Additional amounts are contributed to assure that plan assets will be adequate to provide retirement benefits. Contributions are intended to provide for benefits earned through the Plan curtailment, as well as the 3% annual increases thereafter. The company expects to contribute $5.8 million to the Plan in 2006, of which $0.8 million is required.
      In 2003, the company changed its Plan measurement date to November 30th to facilitate its fiscal year-end accounting for and disclosure of its Plan assets, liabilities, income and expense.
Periodic Pension Cost (in thousands)

	Year ended December 31,

	2005	2004	2003

Interest cost on projected benefit obligation	$3,937	$3,940	$3,808
Expected return on plan assets	(4,407)	(3,847)	(3,310)
Recognized actuarial loss	1,503	1,282	1,198

Net periodic pension cost	$1,033	$1,375	$1,696

Changes in Benefit Obligations (in thousands)

	November 30,

	2005	2004

Projected benefit obligation at beginning of year	$68,358	$63,417
Interest cost on projected benefit obligation	3,937	3,940
Benefits paid	(2,348)	(2,059)
Actuarial loss	814	3,060

Projected benefit obligation at end of year	$70,761	$68,358

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Change in Plan Assets (in thousands)

	November 30,

	2005	2004

Fair value of plan assets at beginning of year	$47,337	$42,557
Actual return on plan assets	3,187	3,912
Employer contributions	8,084	2,927
Benefits paid	(2,348)	(2,059)

Fair value of plan assets at end of year	$56,260	$47,337

Funded Status (in thousands)

	November 30,

	2005	2004

Plan assets less than projected benefit obligation	$(14,501)	$(21,022)
Unrecognized net actuarial loss	21,102	20,572

Net prepaid (accrued) benefit cost	$6,601	$(450)

Weighted Average Assumptions Used to Determine Benefit Obligations at Measurement Date

	November 30,

	2005	2004

Discount rate	5.75%	6.00%
Rate of compensation increase	N/A	N/A
Weighted Average Assumptions Used to Determine Net Periodic Benefit Cost

	Year ended
	December 31,

	2005	2004

Discount rate	6.00%	6.25%
Expected rate of return on assets	9.00%	9.00%
Rate of compensation increase	N/A	N/A
      The company’s investment policy includes a periodic review of the Plan’s investment in the various asset classes. The current asset allocation target is 65% equities, 33% fixed income and 2% cash. The company’s asset allocations as of November 30, 2005 and 2004 are as follows:

	November 30,

	2005	2004

Equity securities	64%	63%
Debt securities	24%	21%
Other	12%	16%

	100%	100%

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At both November 30, 2005 and 2004, the Plan was under-funded relative to its accumulated benefit obligations. As a result, the company recorded an additional liability of $2.5 million to reflect the required minimum pension liability of $17.7 million at November 30, 2005. In 2004, the company recorded an additional liability of $1.5 million to reflect the required minimum pension liability of $15.3 million. In 2003, the company recorded an additional liability of $2.4 million to reflect the required minimum pension liability of $13.7 million. These amounts are reflected, net of related tax effects, in the caption “Accumulated other comprehensive loss” in the company’s Consolidated Balance Sheets.
Additional Liability (in thousands)

	November 30,

	2005	2004

Accumulated benefit obligation at end of year	$67,406	$63,049

Unfunded accumulated benefit obligation	$11,146	$15,712
Net prepaid (accrued) benefit cost	6,601	(450)

Additional minimum liability	$17,747	$15,262

Five Year Benefit Payment Projections (in thousands)

Year ending December 31, 2006	$2,796
Year ending December 31, 2007	$2,988
Year ending December 31, 2008	$3,315
Year ending December 31, 2009	$3,480
Year ending December 31, 2010	$3,667
Five subsequent fiscal years ending December 31, 2015	$21,916
      The company also maintains a cash or deferred savings plan, the 401(k) Plan. All employees are eligible to elect to defer a portion of their salary and contribute the deferred portion to the 401(k) Plan. Since July 1, 2002, the 401(k) Plan has been structured with three components: (a) a company matching contribution to 50% of the first 6% of the employee contribution; (b) a core contribution for all employees, in which the company contributes 1.5% of the employee’s eligible wages each pay period; and (c) a discretionary profit sharing component to the 401(k) Plan by the company, even if the employee does not contribute to the 401(k) Plan. The company’s contributions charged to expense aggregated $3.0 million, $4.1 million and $4.6 million in 2005, 2004 and 2003, respectively. Employee contributions and the company’s matching and core contributions are invested in one or more collective investment funds at the participant’s direction. The company’s matching and core contributions are subject to forfeitures of any non-vested portion if termination occurs within the first five years of employment.
      The company has a Supplemental Executive Retirement Plan, or SERP, for certain former key employees providing for annual benefits commencing on the sixth anniversary of the executive’s retirement. The cost of these benefits is being charged to expense and accrued using a projected unit credit method. Expense related to this plan was approximately $25,400 in 2005, $23,900 in 2004, and $23,800 in 2003. The liability related to the SERP, which is unfunded, was $0.4 million at both December 31, 2005 and 2004. These amounts represent the amounts the company estimates to be the present value of the obligation at each respective date.
      On October 31, 2000, the Board of Directors approved a deferred compensation plan. The plan allows certain employees the ability to annually elect to defer up to 100% of any cash incentive payments from the company and any salary in excess of the FICA earnings ceiling. Employee contributions are invested in selected mutual funds held within a Rabbi Trust. These investments, which the company has classified as trading securities in accordance with SFAS 115, are recorded at fair value and reported as a component of Other noncurrent assets in the company’s Consolidated Balance Sheets. Amounts recorded as deferred compensation liabilities are adjusted to reflect the fair value of investments held by

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the Rabbi Trust. Changes in obligations to participants as a result of gains or losses on the fair value of the investments are reflected as a component of compensation expense. At December 31, 2005 and 2004, $1.5 million and $1.2 million, respectively, had been deferred under the plan.
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
      The company’s 1995 Stock Option Plan for Non-employee Directors (the “1995 Plan”) provides for each outside director to receive options to purchase 5,000 shares of common stock at the first annual meeting at which the director is elected. As long as he or she remains an eligible director, the director receives options to purchase 1,000 shares of common stock at each annual meeting. Eligible directors cannot be an employee of the company or one of its subsidiaries or a holder of five percent or more of the company’s common stock. The exercise price of these options is the fair market value of the common stock on the date of grant. Each option is non-transferable except upon death and expires 10 years after the date of grant. The options become exercisable in three equal installments on the first, second and third anniversaries of the date of grant. A total of 132,000 shares were reserved for issuance. The 1995 Plan expired on April 25, 2005. At that time, there were 71,374 shares available for future grants under the 1995 Plan.
      On January 18, 2000, the company’s shareholders approved the adoption of the 2000 Incentive Plan (the “2000 Plan”). The 2000 Plan allows the company to grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards and deferred grants of common stock.
      In the case of incentive stock options, the option price will not be less than the fair market value of the stock at the date of grant. The option period will not exceed 10 years from the date of grant. The terms of the 2000 Plan are substantially similar to those of the 1993 Plan. A total of 1.5 million shares were reserved for issuance, of which 117,957 shares remained available at December 31, 2005. During 2005 and 2004, a total of 110,080 and 96,333 shares of restricted stock were awarded under the 2000 plan, respectively.
      On January 30, 2001, the company’s shareholders approved the 2000 Employee Stock Purchase Plan (the “ESPP”). The ESPP is designed to give eligible employees an opportunity to purchase common stock of the company through accumulated payroll deductions. The purchase price of the stock is equal to 85% of the fair market value of a share of common stock on the first day or last day of each three month offering period, whichever is lower. All employees of the company or designated subsidiaries who customarily work at least 20 hours per week and do not own five percent or more of the company’s common stock are eligible to participate in the ESPP. A total of 1,300,000 shares have been reserved for issuance under the ESPP, of which 500,000 shares were approved by the Board of Directors on February 22, 2006 and are subject to shareholder approval at the company’s 2006 annual shareholder meeting. In 2005, 2004 and 2003, 129,545, 129,121 and 171,228 shares were issued, respectively, under the ESPP.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During 2001, the Board of Directors approved the Executive Long Term Incentive Program (the “ELTIP”), implemented under the provisions of the shareholder-approved 2000 Plan. The ELTIP provides incentives to program participants through a combination of stock options and restricted stock grants, which vest fully in seven years. The ELTIP allows for accelerated vesting based on the company’s achievement of specified financial performance goals. During the second quarter of 2001, the company granted under this plan stock options totaling 750,000 shares of common stock at fair market value and awarded 121,000 shares of restricted common stock. Additionally, in 2003, the company granted 23,100 shares of restricted stock under an Executive Incentive Plan (“EIP”) under the provisions of the 2000 Plan. In 2005, 2004 and 2003, the company recognized approximately $865,000, $538,000 and $249,000, respectively, of compensation expense under these plans.
      In 2003, the company’s shareholders approved the 2003 Incentive Plan (the “2003 Plan”). The 2003 Plan allows the company to grant incentive stock options, non-qualified stock options, stock appreciation rights, awards of nontransferable shares of restricted common stock and deferred grants of common stock up to a total of 400,000 shares to directors or key employees of the company. The terms of the 2003 Plan are substantially similar to those of the 2000 Plan. There were no options granted during 2005, 2004 or 2003 under the 2003 Plan.
      Stock option activity for 2005, 2004 and 2003 is summarized as follows:

		Weighted
	Number of	average
	shares	price

Outstanding at December 31, 2002	1,714,506	$9.56
Granted	113,500	$12.32
Exercised	(84,734)	$7.76
Canceled	(38,386)	$11.58

Outstanding at December 31, 2003	1,704,886	$7.47
Granted	35,500	$15.81
Exercised	(106,132)	$7.36
Canceled	(135,149)	$9.43

Outstanding at December 31, 2004	1,499,105	$8.75
Granted	15,000	$18.57
Exercised	(173,491)	$9.43
Canceled	(101,221)	$12.00

Outstanding at December 31, 2005	1,239,393	$8.51

Exercisable at December 31, 2003	783,672	$8.34

Exercisable at December 31, 2004	753,008	$7.59

Exercisable at December 31, 2005	646,555	$7.81

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following tables summarize information about stock options outstanding and exercisable at December 31, 2005:
Options Outstanding

		Weighted
		average	Weighted
		remaining	average
		contractual	exercise
Range of exercise prices	Shares	life (years)	price

$ 3.13 – $ 7.50	374,460	3.55	$5.16
$ 7.51 – $13.68	766,673	5.24	$8.89
$13.69 – $18.60	75,660	7.25	$17.16
$18.61 – $24.50	22,600	6.18	$21.94

$ 3.13 – $24.50	1,239,393	5.79	$8.51

Options Exercisable

		Weighted
		average
		exercise
Range of exercise prices	Shares	price

$ 3.13 – $ 7.50	374,460	$5.16
$ 7.51 – $13.68	199,839	$8.74
$13.69 – $18.60	49,656	$17.72
$18.61 – $24.50	22,600	$21.94

$ 3.13 – $24.50	646,555	$7.81

NOTE 9.	BUSINESS SEGMENT, GEOGRAPHIC, MAJOR CUSTOMER AND RELATED PARTY INFORMATION
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
      The company evaluates performance and allocates resources based on operating income. The operating income for each segment includes amortization of intangible assets and selling, engineering and administrative expenses directly attributable to

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the segment. All corporate operating expenses are allocated between the segments based on segment revenues, including depreciation. However, depreciation related to corporate assets that is subsequently allocated to the segment operating results is included in the table below. Sales between segments represent less than 1% of total revenue and are accounted for at cost. During 2005, the company reviewed its allocation method for corporate overhead costs resulting in a change in estimate of cost to be applied to the respective segments. Prior periods have been reclassified to conform with the current period presentation. Corporate assets are primarily comprised of cash and cash equivalents, the company’s corporate headquarters facility in Andover, Massachusetts (2004 only), the PeopleSoft-based enterprise business system, any deferred tax assets, certain corporate prepaid expenses and other current assets, and valuation allowances.
      Results of operations information for the company’s business segments for the years ended December 31, 2005, 2004 and 2003 are as follows (in thousands):

	Year ended December 31,

	2005	2004	2003

Revenues
Systems and Services	$293,662	$268,634	$237,876
Metrigraphics	6,778	7,072	6,932

	$300,440	$275,706	$244,808

Operating income
Systems and Services	$20,819	$16,839	$14,979
Metrigraphics	486	668	410

	$21,305	$17,507	$15,389

Depreciation
Systems and Services	$2,591	$2,060	$2,126
Metrigraphics	347	466	546

Depreciation of segment assets	2,938	2,526	2,672
Depreciation of corporate assets	781	1,098	335

	$3,719	$3,624	$3,007

Capital expenditures
Systems and Services	$758	$1,436	$1,246
Metrigraphics	63	7	6

Segment capital expenditures	821	1,443	1,252
Corporate capital expenditures	3,750	3,101	6,911

	$4,571	$4,544	$8,163

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Asset information for the company’s business segments and a reconciliation of segment assets to the corresponding consolidated amounts as of December 31, 2005 and 2004 is as follows (in thousands):

	December 31,

	2005	2004

Segment assets
Systems and Services	$178,090	$179,973
Metrigraphics	1,442	1,859

Total segment assets	179,532	181,832
Corporate assets	8,221	23,302

	$187,753	$205,134

      Revenue is attributed to geographic areas based on the customer’s location. The company does not have locations outside the United States; however, in rare instances, it may have contracts with sales representatives located in foreign countries and provide services at customer locations outside the United States. Domestic revenues comprised approximately 99% of revenues in both 2005 and 2004, and 98% of revenues in 2003.
      Revenues from Department of Defense (“DoD”) customers accounted for approximately 78% of total revenues in 2005, 2004 and 2003.
      Revenues earned from two significant DoD customers, as a percentage of the company’s consolidated revenues, is as follows (in thousands):

	Year Ended December 31,

	2005		2004		2003

	Revenue	%	Revenue	%	Revenue	%

Customer A	$48,693	16%	$46,705	17%	$29,377	12%
Customer B	$29,551	10%	$30,796	11%	$44,065	18%
      The outstanding accounts receivable balances of these customers are as follows (in thousands):

	December 31,

	2005	2004

Customer A	$4,740	$4,650
Customer B	$1,770	$2,698
      The company had no other customer in any of the three years ended December 31, 2005 that accounted for more than 10% of revenues.
      The company has a 40% interest in HMR Tech, which it accounts for using the equity method of accounting. Accordingly, HMR Tech is considered a related party for the period subsequent to May 31, 2002. Revenues from HMR Tech for the three years ended December 31, 2005 were approximately $540,000, $1,000,000 and $473,000, respectively. The amounts due from HMR Tech included in accounts receivable at December 31, 2005 and 2004 were approximately $1,000 and $192,000, respectively.

NOTE 10.	FINANCING ARRANGEMENTS
      On September 1, 2004, the company entered into a new secured financing agreement (the “facility”) with a bank group to restructure and increase the company’s credit facilities to $100.0 million, inclusive of the then existing mortgage on the company’s Andover, Massachusetts corporate headquarters, which had a balance of $7.9 million at closing (the “term

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
loan”). The facility provides for a $55.0 million, five-year term loan (the “acquisition term loan”) with a seven-year amortization schedule for the acquisition of Impact Innovations and a $37.0 million, five-year revolving credit agreement for working capital (the “revolver”). The bank group, led by Brown Brothers Harriman & Co. as a lender and as administrative agent (when acting in such capacity, the “Administrative Agent”), also includes KeyBank National Association, TD Banknorth, NA and Fleet National Bank, a Bank of America company. The facility replaced the company’s previous $50.0 million revolving credit agreement.
      All of the obligations of the company and its subsidiaries under the facility are secured by a security interest in substantially all of the assets of the company and its subsidiaries granted to the Administrative Agent. The agreement requires financial covenant tests to be performed against the company’s annual results beginning with the results for the year ended December 31, 2005, that, if met, would result in the release of all collateral securing the facility except for the mortgage that secured the term loan. If the company’s results do not meet specific financial ratio requirements, the company and its subsidiaries will be required to perfect the security interest granted to the Administrative Agent in all of the government contracts of the company and its subsidiaries.
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
      At December 31, 2005, the company was in compliance with its debt covenants.
Acquisition term loan
      The company used $53.4 million of the $55.0 million of proceeds from the acquisition term loan to complete the acquisition of Impact Innovations. The company repaid $1.6 million of the $55.0 million financed on September 1, 2004. On December 29, 2005, approximately $11.9 million of the proceeds from the sale and leaseback of the company’s headquarters in Andover, Massachusetts were applied to reduce the outstanding principal balance of the Acquisition Term Loan. The facility, as amended, requires quarterly principal payments on the acquisition term loan of approximately $2.0 million.
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

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Term loan
      The company had a ten-year term loan as amended and restated on September 1, 2004, which was secured by a mortgage on the company’s headquarters in Andover, Massachusetts. The agreement required quarterly principal payments of $125,000, with a final payment of $5.0 million due on May 1, 2010. The company had the option of selecting an interest rate for the term loan equal to either: (a) the then applicable LIBOR Rate plus 1.50% to 3.00% per annum, depending on the company’s most recently reported leverage ratio; or (b) the Base Rate plus up to 0.50% per annum, depending on the company’s most recently reported leverage ratio. For those portions of the term loan accruing at the LIBOR Rate, the company has the option of selecting interest periods of 30, 60, 90 or 180 days. The balance of this loan was paid on December 29, 2005 with proceeds from the sale and leaseback of the company’s headquarters in Andover, Massachusetts.
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
Excess cash flow recapture payments
      In addition to the principal payments required on the acquisition term loan and the term loan, the facility required the company to also make annual payments by February 15 of each year, commencing in 2006. On December 28, 2005, the bank group issued a Consent Waiver and Amendment Agreement waiving any specific Events of Default which may occur as a result of the sale and leaseback of the company’s headquarters in Andover, Massachusetts and amended the facility to remove the excess cash flow recapture payment requirement.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Outstanding borrowings
      The company’s outstanding debt at December 31, 2005 and 2004, was as follows (dollars in thousands):

	Outstanding	Interest
	principal	rate	Interest rate option and election date

December 31, 2005
Acquisition term loan	$23,100	6.17%	180-day LIBOR Rate option elected on August 1, 2005
	2,312	7.25%	Base Rate option elected on December 30, 2005

Total debt	25,412
Less: Current portion of long-term debt	(10,170)

Long-term debt	$15,242

December 31, 2004
Acquisition term loan	$52,092	5.41%	90-day LIBOR Rate option elected on November 1, 2004
Term loan	7,750	5.16%	90-day LIBOR Rate option elected on November 1, 2004
Revolver	10,000	5.28%	30-day LIBOR Rate option elected on December 1, 2004

Total debt	69,842
Less: Current portion of long-term debt	(8,357)
Revolver	(10,000)

Long-term debt	$51,485

      The company’s debt principal repayment commitments are due as follows (in thousands):

Year ending December 31,
2006	$10,170
2007	7,857
2008	7,385
Thereafter	—

$25.412

NOTE 11.	PREFERRED STOCK PURCHASE RIGHTS
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

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Participating Preferred Stock would be convertible into a number of shares of the company’s common stock having a value equal to twice the exercise price of the preferred stock purchase right. The Rights may be redeemed by the company at the discretion of the Board of Directors at a price of $0.0083 per Right. The Rights expire on July 27, 2008.

NOTE 12.	COMMITMENTS AND CONTINGENCIES
      The company conducts its operations in facilities that are under long-term operating leases. These leases expire at various dates through 2015, with various options to renew as negotiated between the company and its landlords. The company does not believe that exercise of any of its lease renewal options are reasonably assured and, accordingly, the exercise of such options has not been assumed in the accounting for leasehold improvements and the deferred gain on the sale of the corporate office facility. Rent expense under these leases (inclusive of real estate taxes and insurance) was $5.4 million in 2005, $5.0 million in 2004 and $3.6 million in 2003.
      Contractual obligations at December 31, 2005 were as follows (in thousands):

		Payments due by period

		Less than	Two to	Four to
	Total	one year	three years	five years	Thereafter

Long-term debt	$25,412	$10,170	$15,242	$—	$—
Operating leases	42,946	7,011	12,717	10,737	12,481
Letter of Credit	1,031	—	1,031	—	—

Total contractual obligations	$69,389	$17,181	$28,990	$10,737	$12,481

      On December 29, 2005, the company entered into a purchase and sale agreement and lease in connection with the sale and leaseback of the company’s headquarters in Andover, Massachusetts, pursuant to which the company sold and leased back the building, real property and certain items of personal property at the company’s headquarters, including the company’s interest in certain contracts pertaining to the building, real property and personal property. The term of the lease is ten years and includes two five year options to renew. The agreement also provides that the company pay for certain improvements by the end of the third lease year. The company entered into a $1.0 million letter of credit, which is required to be maintained until 45 days after the completion of the improvements.
      The amounts above related to long-term debt do not include interest payments on any outstanding principal balance, because the interest rates on the company’s financing arrangements are not fixed.
      The company currently expects to contribute $5.8 million in 2006 to fund its pension plan, of which $0.8 million is required. This amount is not included in the table above.
      The company has change of control agreements with certain of its employees that provide them with benefits should their employment with the company be terminated other than for cause or their disability or death, or if they resign for good reason, as defined in these agreements, within a certain period of time from the date of any change of control of the company.
      As a defense contractor, the company is subject to many levels of audit and review from various government agencies, including the Defense Contract Audit Agency, various inspectors general, the Defense Criminal Investigation Service, the Government Accountability Office, the Department of Justice and Congressional Committees. Both related to and unrelated to its defense industry involvement, the company is, from time to time, involved in audits, lawsuits, claims, administrative proceedings and investigations. The company accrues for liabilities associated with these activities when it becomes probable that future expenditures will be made and such expenditures can be reasonably estimated. Except as noted below, the company does not presently believe it is reasonably likely that any of these matters would have a material adverse effect on the company’s business, financial position, results of operations or cash flows. The company’s evaluation of the likelihood of expenditures related to these matters is subject to change in future periods, depending on then current events and

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
circumstances, which could have material adverse effects on the company’s business, financial position, results of operations and cash flows.
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
      On February 3, 2004, a suit was filed in the Circuit Court for the County of Fairfax, Virginia against the company by Cushman & Wakefield of Virginia, Inc. (“Cushman & Wakefield”), a real estate broker that the company maintains it had not retained, claiming breach of contract and nonpayment of a commission fee related to an office lease. On January 12, 2005, a judgment of $407,000 was entered against the company, for which the company had previously recorded a reserve for costs related to this matter. On February 13, 2006, the company paid the judgment of $407,000 plus Cushman and Wakefield’s legal fees and interest during the appeal periods for a total of $615,792.
      On June 28, 2005, a suit, characterized as a class action employee suit, was filed in the U.S. Federal Court for the District of Massachusetts alleging violations of the Fair Labor Standards Act and certain provisions of Massachusetts General Laws. The company believes that its practices comply with the Fair Labor Standards Act and Massachusetts General Laws. The company will vigorously defend itself and has moved to have the complaint dismissed from Federal Court and addressed in accordance with the company’s mandatory Dispute Resolution Program for the arbitration of workplace complaints. Nevertheless, the outcome of this litigation, if unfavorable, could have a material adverse effect on the company’s business, financial position, results of operations and cash flows.
      In 2005, approximately 89% of the company’s revenues were derived from sales to United States Government agencies, primarily the Department of Defense. All of the company’s United States Government contracts are subject to termination for convenience in accordance with government regulations. In 2005, sales to agencies of state and local governments comprised approximately 8% of revenues. Many of the contracts the company has won are multi-year efforts. In accordance with state laws, funding must be approved annually by the state’s legislatures.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13.	QUARTERLY RESULTS (UNAUDITED) (in thousands, except per share data)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter(2)	Quarter(3)(4)(5)

2005
Revenues	$73,542	$76,188	$79,113	$71,597
Gross profit	$11,327	$11,944	$13,697	$12,694
Operating income	$4,552	$4,493	$6,215	$6,045
Net income	$2,091	$3,273	$3,137	$2,932
Earnings per common share — diluted(1)	$0.23	$0.36	$0.34	$0.31

2004
Revenues	$62,068	$64,950	$70,451	$78,237
Gross profit	$9,090	$9,433	$11,155	$13,305
Operating income	$3,374	$4,117	$4,441	$5,575
Net income	$2,044	$2,199	$2,268	$2,862
Earnings per common share — diluted(1)	$0.23	$0.24	$0.25	$0.31

(1)	Earnings per common share is computed independently for each of the quarters presented; accordingly, the sum of the quarterly earnings per common share may not equal the total computed for the year.

(2)	2004 amounts include results of operations of Impact Innovations (acquired September 1, 2004) for the period subsequent to its acquisition.

(3)	2004 amounts include results of operations of Impact Innovations for the entire fourth quarter.

(4)	2004 amounts include approximately $0.8 million of revenue adjustments related to rate changes on certain contracts with the United States Government.

(5)	2005 benefited from a credit of $0.9 million related to employee benefit costs net of estimated rate changes for expenses accrued during previous quarters in 2005 that were not realized at the level anticipated.

DYNAMICS RESEARCH CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

		Additions

	Balance at	Charged to	Charged to	Deductions	Balance at
	Beginning	Costs and	Other	and	End of
	of Period	Expenses	Accounts(A)	Write-Offs	Period

Allowance for doubtful accounts and sales returns
Year ended December 31,
2005	$644	$107	$70	$(233)	$588
2004	$440	$72	$192	$(60)	$644
2003	$492	$9	$(30)	$(31)	$440
Restructuring reserves
Year ended December 31,
2005	$—	$—	$—	$—	$—
2004	$—	$—	$—	$—	$—
2003	$168	$—	$—	$(168)	$—

(A)	Recovery of previously reserved amounts and other adjustments

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None

Item 9A.	CONTROLS AND PROCEDURES
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
      Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2005. Based on this assessment, management concluded that, as of December 31, 2005, the company’s internal control over financial reporting was effective.
      Management’s assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2005 has been attested to by Grant Thornton LLP, the company’s independent registered public accounting firm, as stated in their report, which is set forth on the following page.
Changes in Internal Control over Financial Reporting
      In our report for the year ended December 31, 2004 we identified four material weaknesses over financial reporting in the following areas: (1) Information Technology Access Controls, (2) Evidence of Compliance with Approval Authority, (3) Evidence of the Performance of Review Controls, and (4) Assessment of the Effectiveness of Internal Controls. In 2005, management took actions to address these weaknesses, including the implementation of a remediation plan, changes to and strengthening of the management assessment process and methodologies, earlier completion of activities, risk evaluation and mitigation plans, and application of additional resources.
      As a result of these actions, in the course of the assessment of internal controls for the year ended December 31, 2005, management has concluded that the material weaknesses that existed in 2004 have been corrected.
      Other than as noted herein, there were no changes in the company’s internal control over financial reporting during the quarterly period ended December 31, 2005 that have materially effected, or are reasonable likely to materially effect, the company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Board of Directors and
Shareholders of Dynamics Research Corporation
      We have audited management’s assessment, included in the accompanying Report of Management on Internal Control over Financial Reporting, that Dynamics Research Corporation (a Massachusetts corporation) (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that Dynamics Research Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Dynamics Research Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dynamics Research Corporation as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2005 and our report dated March 6, 2006 expressed an unqualified opinion on those financial statements.
/s/ Grant Thornton LLP
Boston, Massachusetts
March 6, 2006
Item 9B. OTHER INFORMATION
      None.

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
President, Chairman and Chief
Executive Officer
Date: March 14, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James P. Regan James P. Regan	President, Chairman and Chief Executive Officer	March 14, 2006

/s/ David Keleher David Keleher	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 14, 2006

/s/ Francis Murphy Francis Murphy	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	March 14, 2006

/s/ John S. Anderegg, Jr. John S. Anderegg, Jr.	Director	March 14, 2006

/s/ Francis J. Aguilar Francis J. Aguilar	Director	March 14, 2006

/s/ Gen. George T. Babbitt, Jr. Gen. George T. Babbitt, Jr.	Director	March 14, 2006

/s/ Kenneth F. Kames Kenneth F. Kames	Director	March 14, 2006

/s/ Lt. Gen. Charles P. McCausland Lt. Gen. Charles P. McCausland	Director	March 14, 2006

/s/ Nickolas Stavropoulos Nickolas Stavropoulos	Director	March 14, 2006

EXHIBIT INDEX

Exhibit No.	Description	Reference

2.1	Stock Purchase Agreement, dated December 12, 2002, by and among Dynamics Research Corporation, Andrulis Corporation and the individuals listed on the signature page thereto.	A**

2.2	Equity Purchase Agreement among Dynamics Research Corporation and Impact Innovations Group LLC and J3 Technology Services Corp., dated August 2, 2004	T**

3.1	Restated Articles of Organization of the company, dated May 22, 1987.	B**

3.2	By-Laws of the company, dated May 22, 1987.	B**

3.3	Certificate of Vote of Directors Establishing Series A Preferred Stock, dated July 14, 1988.	C**

3.4	Certificate of Vote of Directors Establishing Series B Preferred Stock, dated February 17, 1998.	D**

3.5	Amendment, dated September 10, 1998, to the Certificate of Vote of Directors Establishing Series B Preferred Stock.	E**

3.6	Amendment, dated April 28, 1998, to the Articles of Organization of the company.	C**

3.7	Amendment, dated April 25, 2000, to the Articles of Organization of the company.	C**

4.1	Specimen certificate for shares of the company’s common stock.	F**

4.2	Rights Agreement, dated February 17, 1998, between Dynamics Research Corporation and the American Stock Transfer & Trust Company, as Rights Agent.	D**

10.1	Form of indemnification agreement for directors of the company.	G**

10.2	Severance Agreement between John S. Anderegg, Jr. and the company.	G* **

10.3	Deferred Compensation Plan for Non-Employee Directors of the company.	G* **

10.4	Form of Consulting Agreement by and between the company and Albert Rand.	H* **

10.5	Form of Supplemental Retirement Pension Agreement by and between the company and Albert Rand.	H* **

10.6	Amended 1993 Equity Incentive Plan.	I* **

10.7	Amended 1995 Stock Option Plan for Non-Employee Directors.	H* **

10.8	Mortgage Security Agreement and Assignment, dated February 10, 2000, by and among Dynamics Research Corporation and Brown Brothers Harriman & Co. and Family Bank, FSB.	J**

10.9	Amendment, dated June 12, 2000, to Mortgage Security Agreement and Assignment, by and among Dynamics Research Corporation and First Massachusetts Bank, N.A., f/k/a/ Family Bank, FSB.	K**

10.10	Employment Agreement between the company and James P. Regan.	L* **

10.11	Change of Control Agreement between the company and James P. Regan.	L* **

10.12	2000 Incentive Plan.	M* **

10.13	Form of grant of stock options under the 2000 Incentive Plan.	U* **

10.14	Forms of grant of restricted stock under the 2000 Incentive Plan.	Filed herewith* **

10.15	Non-qualified Stock Option Agreement between the company and James P. Regan.	N* **

10.16	2000 Employee Stock Purchase Plan.	F* **

10.17	Special Severance Plan.	O* **

10.18	Senior Management Deferred Compensation Plan.	P* **

10.19	Amended and Restated Loan Agreement, dated June 28, 2002, by and among Dynamics Research Corporation, certain of its subsidiaries, and Brown Brothers Harriman & Co., TD Banknorth, N.A. and Key Corporation Capital Inc.	Q**

10.20	Amendment, dated December 16, 2002, to the Amended and Restated Loan Agreement, dated June 28, 2002, by and among Dynamics Research Corporation, certain of its subsidiaries, and Brown Brothers Harriman & Co., TD Banknorth, N.A. and Key Corporation Capital Inc.	A**

Exhibit No.	Description	Reference

10.21	Second Amendment, dated June 26, 2002, to the Mortgage Security Agreement and Assignment, by and between Dynamics Research Corporation and TD Banknorth N.A., f/k/a/ First Massachusetts Bank, N.A., f/k/a Family Bank, FSB.	C**

10.22	Amendment and Waiver, dated March 26, 2003, to the Amended and Restated Loan Agreement, dated June 28, 2002, by and among Dynamics Research Corporation, certain of its subsidiaries, and Brown Brothers Harriman & Co., TD Banknorth, N.A. and Key Corporation Capital Inc.	C**

10.23	Dynamics Research Corporation Special Severance Plan, as amended on May 14, 2003.	S* **

10.24	2003 Incentive Plan.	S* **

10.25	Form of grant of stock options under the 2003 Incentive Plan.	U* **

10.26	Form of grant of restricted stock under the 2003 Incentive Plan.	U* **

10.27	Third Amendment, dated December 23, 2003, to the Amended and Restated Loan Agreement, dated June 28, 2002, by and among Dynamics Research Corporation, certain of its subsidiaries, and Brown Brothers Harriman & Co., TD Banknorth, N.A. and Key Corporate Capital Inc.	S* **

10.28	Second Amended and Restated Loan Agreement by and among Dynamics Research Corporation, DRC International Corporation, H.J. Ford Associates, Inc., Andrulis Corporation and Impact Innovations Group LLC as the Borrowers, and The Lenders Party hereto and Brown Brothers Harriman & Co., as Administrative Agent and TD Banknorth, N.A. as documentation Agent and Key Bank National Association as Co-Syndication Agent and Fleet National Bank, a Bank of America company as Co-Syndication Agent, as of September 1, 2004.	T**

10.29	Master Unlimited Guaranty dated as of September 1, 2004 by each of Dynamics Research Corporation, DRC International Corporation, H.J. Ford Associates, Inc., Andrulis Corporation and Impact Innovations Group LLC, in favor of Brown Brothers Harriman & Co., for itself and as Administrative Agent for each of the Lenders which are and which may become parties to the Loan Agreement.	T**

10.30	Security Agreement among Brown Brothers Harriman & Co., as Administrative Agent for the Lenders Party to the Loan Agreement and Dynamics Research Corporation, DRC International Corporation, H.J. Ford Associates, Inc., Andrulis Corporation and Impact Innovations Group LLC, dated September 1, 2004.	T**

10.31	Pledge Agreement by and between Dynamics Research Corporation and Brown Brothers Harriman & CO., for itself and as Administrative Agent for each of the Lenders which are and which may become parties to the Loan Agreement, as of September 1, 2004.	T**

10.32	Patent and Patent Application Security Agreement by Dynamics Research Corporation and Brown Brothers Harriman & Co., as administrative agent for itself and for each of the other Lenders as may become parties to the Loan Agreement, dated September 1, 2004.	T**

10.33	Trademark and Trademark Application Security Agreement by Dynamics Research Corporation and Brown Brothers Harriman & Co., as administrative agent for itself and for each of the other Lenders as may become parties to the Loan Agreement, dated September 1, 2004.	T**

10.34	Non-qualified Stock Option Agreement between the company and William Hoover, dated April 7, 2003.	R* **

10.35	Deferred Stock Compensation Plan for Non-Employee Directors, as amended for deferrals on or after January 1, 2005	V* **

10.36	Amendment to Deferred Stock Compensation Plan for Non-Employee Directors	V* **

10.37	Beneficiary Designation Form for the Deferred Compensation Plan for Non-Employee Directors	V* **

10.38	Purchase and Sale Agreement, dated November 18, 2005, by and between Dynamics Research Corporation and Direct Invest Property Acquisition, LLC.	W**

10.39	Amendment to Purchase and Sale Agreement, dated December 28, 2005, by and between Dynamics Research Corporation and Direct Invest Property Acquisition, LLC.	W**

Exhibit No.	Description	Reference

10.40	Lease, dated December 28, 2005, by and between Dynamics Research Corporation and Direct Invest-60 Frontage, LLC.	W**

10.41	Consent, Waiver and Amendment Agreement, dated December 28, 2005, by and among Dynamics Research Corporation, Brown Brothers Harriman & Co., KeyBank National Association, TD Banknorth, NA, and Bank of America, NA.	W**

16.1	Letter regarding change in certifying accountant.	S**

21.1	Subsidiaries of the registrant.	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP)	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

A	Incorporated by reference to the company’s Current Report on Form 8-K filed on January 6, 2003.

B	Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarterly period ended June 17, 1987.

C	Incorporated by reference to the company’s Annual Report on Form 10-K for the year ended December 31, 2002.

D	Incorporated by reference to the company’s Form 8-A filed on June 25, 1998.

E	Incorporated by reference to the company’s Form 8-A/ A filed on September 30, 1998.

F	Incorporated by reference to the company’s Registration Statement on Form S-8 (Registration No. 333-59706) filed on April 27, 2001.

G	Incorporated by reference to the company’s Annual Report on Form 10-K for the year ended December 31, 1991.

H	Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997.

I	Incorporated by reference to the company’s Annual Report on Form 10-K for the year ended December 31, 1998.

J	Incorporated by reference to the company’s Current Report on Form 8-K filed on March 24, 2000.

K	Incorporated by reference to the company’s Current Report on Form 8-K filed on June 27, 2000.

L	Incorporated by reference to the company’s Annual Report on Form 10-K for the year ended December 31, 1999.

M	Incorporated by reference to the company’s Schedule 14A filed on December 6, 1999.

N	Incorporated by reference to the company’s Registration Statement on Form S-8 (Registration No. 333-47838) filed on October 12, 2000.

O	Incorporated by reference to the company’s Annual Report on Form 10-K for the year ended December 31, 2001.

P	Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.

Q	Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

R	Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003.

S	Incorporated by reference to the company’s Annual Report on Form 10-K for the year ended December 31, 2003.

T	Incorporated by reference to the company’s Current Report on Form 8-K, dated September 1, 2004, and filed on September 8, 2004.

U	Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004.

V	Incorporated by reference to the company’s Annual Report on Form 10-K for the year ended December 31, 2004.

W	Incorporated by reference to the company’s Current Report on Form 8-K, dated December 28, 2005, and filed on January 4, 2006.

*	Management contract or compensatory plan or arrangement.

**	In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.