Form 10-Q
period 2006-03-31
DYNAMICS RESEARCH CORP
filed 2006-05-10
CIK 30822

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission file number 000-02479

DYNAMICS RESEARCH CORPORATION
(Exact Name of Registrant as specified in its Charter)

MASSACHUSETTS	04-2211809
(State of Incorporation)	(I.R.S. Employer Identification No.)
60 FRONTAGE ROAD, ANDOVER, MASSACHUSETTS 01810-5498
(Address of Principal Executive Offices) (Zip Code)
978-475-9090
(Registrant’s Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     As of April 30, 2006, there were 9,193,840 shares of the registrant’s common stock outstanding.

DYNAMIC RESEARCH CORPORATION
FORM 10-Q
For the Quarterly Period Ended March 31, 2006

Special Note on Factors Affecting Future Results
     This Quarterly Report on Form 10-Q contains forward-looking statements regarding future events and the future results of Dynamics Research Corporation (Dynamics Research) that are based on current expectations, estimates, forecasts and projections about the industries in which Dynamics Research operates and the beliefs and assumptions of the management of Dynamics Research. Words such as “expect,” “anticipate,” “target,” “goal,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Dynamics Research’s Annual Report on Form 10-K for the year ended December 31, 2005 under the section entitled “Risk Factors.” Dynamics Research undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	March 31,	December 31,
	2006	2005
	(unaudited)	(audited)
Assets
Current assets
Cash and cash equivalents	$2,970	$1,020
Accounts receivable, net of allowances of $567 at March 31, 2006 and $588 at December 31, 2005	37,988	32,894
Unbilled expenditures and fees on contracts in process	52,743	60,210
Prepaid expenses and other current assets	2,876	1,483

Total current assets	96,577	95,607

Noncurrent assets
Property, plant and equipment, net	12,523	12,252
Goodwill	63,055	63,055
Intangible assets, net	7,778	8,480
Other noncurrent assets	8,220	8,359

Total noncurrent assets	91,576	92,146

Total assets	$188,153	$187,753

Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$7,857	$10,170
Accounts payable	23,807	25,668
Deferred taxes	17,855	19,825
Accrued compensation and employee benefits	18,109	18,761
Other accrued expenses	5,076	6,392

Total current liabilities	72,704	80,816

Long-term liabilities
Long-term debt, less current portion	21,314	15,242
Other long-term liabilities	17,490	17,508

Total long-term liabilities	38,804	32,750

Total liabilities	111,508	113,566

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.10 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.10 par value; 30,000,000 shares authorized; 9,188,867 and 9,096,893 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	919	910
Capital in excess of par value	44,696	45,571
Unearned compensation	—	(1,850)
Accumulated other comprehensive loss	(10,768)	(10,768)
Retained earnings	41,798	40,324

Total stockholders’ equity	76,645	74,187

Total liabilities and stockholders’ equity	$188,153	$187,753

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	Three months ended
	March 31,
	2006	2005
Contract revenue	$66,759	$71,839
Product sales	1,454	1,703

Total revenue	68,213	73,542

Cost of contract revenue	56,945	60,806
Cost of product sales	1,298	1,409
Selling, general and administrative expenses	6,633	6,021
Amortization of intangible assets	702	754

Total operating costs and expenses	65,578	68,990

Operating income	2,635	4,552
Interest expense, net	(569)	(1,086)
Other income	339	25

Income before provision for income taxes	2,405	3,491
Provision for income taxes	1,015	1,400

Income before cumulative effect of accounting change	1,390	2,091
Cumulative benefit of accounting change, net of income taxes of $62	84	—

Net income	$1,474	$2,091

Earnings per common share
Basic
Income before cumulative effect of accounting change	$0.15	$0.24
Cumulative benefit of accounting change	0.01	—

Net income	$0.16	$0.24

Diluted
Income before cumulative effect of accounting change	$0.15	$0.23
Cumulative benefit of accounting change	0.01	—

Net income	$0.16	$0.23

Weighted average shares outstanding
Basic	9,012,706	8,695,638
Diluted	9,396,644	9,220,103
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three months ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net income	$1,474	$2,091
Adjustments to reconcile net cash (used in) provided by operating activities
Depreciation	790	942
Amortization of intangible assets	702	754
Stock compensation expense, including cumulative effect of accounting change	441	224
Non-cash interest expense	43	49
Investment income from equity interest	(44)	(55)
Tax benefit from stock options exercised	—	90
Deferred income taxes	(1,970)	(76)
Loss on disposal of long-lived assets	—	2
Gain on sale of marketable securities	(211)	—
Change in operating assets and liabilities:
Accounts receivable, net	(5,094)	8,688
Unbilled expenditures and fees on contracts in process	7,715	(7,041)
Prepaid expenses and other current assets	(1,393)	669
Accounts payable	(1,861)	493
Accrued payroll and employee benefits	(652)	(2,339)
Other accrued expenses	(1,480)	(812)
Other long-term liabilities	(18)	(760)

Net cash (used in) provided by continuing operations	(1,558)	2,919
Net cash used in discontinued operations	—	(158)

Net cash (used in) provided by operating activities	(1,558)	2,761

Cash flows from investing activities:
Additions to property, plant and equipment	(1,061)	(1,218)
Purchase of business	—	(111)
Proceeds from sale of marketable securities	211	—
Dividends from equity investment	2	60
Increase in other assets	(110)	(125)

Net cash used in investing activities	(958)	(1,394)

Cash flow from financing activities:
Net borrowings (repayments) under revolving credit agreement	8,036	(450)
Principal payments under loan agreements	(4,277)	(2,089)
Proceeds from the exercise of stock options and issuance of common stock	600	803
Tax benefit from stock options exercised	107	—

Net cash provided by (used in) financing activities	4,466	(1,736)

Net increase (decrease) in cash and cash equivalents	1,950	(369)
Cash and cash equivalents, beginning of period	1,020	925

Cash and cash equivalents, end of period	$2,970	$556

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share amounts)
NOTE 1. BASIS OF PRESENTATION
     The unaudited condensed consolidated financial statements of Dynamics Research Corporation (“DRC” or the “Company”) and its subsidiaries included herein, have been prepared in accordance with accounting principles generally accepted in the United States of America. Effective January 1, 2005, the Company operates through the parent corporation and its wholly owned subsidiaries, HJ Ford Associates, Inc. (“HJ Ford”) and DRC International Corporation.
     The Company has a 40% ownership interest in a small disadvantaged business, as defined by the United States Government, which is accounted for using the equity method. This ownership interest is reported as a component of other noncurrent assets in the Company’s Consolidated Balance Sheets.
     In the opinion of management, all material adjustments that are of a normal and recurring nature necessary for a fair presentation of the results for the periods presented have been reflected. All material intercompany transactions and balances have been eliminated in consolidation. The results of the three month period ended March 31, 2006 may not be indicative of the results that may be expected for the year ending December 31, 2006. The accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission for the year ended December 31, 2005.
NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No.123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires the measurement and recognition of compensation expense based on estimated fair value for all share-based payment awards including stock options, employee stock purchases under employee stock purchase plans, non-vested share awards (restricted stock) and stock appreciation rights. SFAS 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the SEC issued Staff Accounting Bulletin No. 107, which provides the Staff’s views regarding implementation issues related to SFAS 123R.
     The Company adopted the provisions of SFAS 123R using the modified prospective transition method beginning January 1, 2006, the first day of the first quarter of fiscal 2006. In accordance with that transition method, the Company has not restated prior periods for the effect of compensation expense calculated under SFAS 123R. The Company has continued to use the Black-Scholes option-pricing model as the most appropriate method for determining the estimated fair value of all our awards. Compensation expense for all share-based equity awards is being recognized on a straight-line basis over the vesting period of the award. The adoption of SFAS 123R also requires additional accounting related to income taxes and earnings per share as well as additional disclosure related to the cash flow effects resulting from share-based compensation. The adoption of SFAS 123R had an unfavorable pre-tax impact of $148, net of pre-tax cumulative benefit of accounting change of $146, on the Company’s condensed consolidated financial statements for the three months ended March 31, 2006, and is expected to continue to impact our financial statements in the foreseeable future. See Note 4, “Share-based Compensation” for more information on the impact of the new standard.
NOTE 3. SHAREHOLDERS’ EQUITY
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

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share amounts)
     Due to their antidilutive effect, approximately 93,000 and 78,000 options to purchase common stock were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2006 and 2005, respectively. However, these options could become dilutive in future periods.
     The following table illustrates the reconciliation of the weighted average shares outstanding:

	Three Months Ended
	March 31,
	2006	2005
Weighted average shares outstanding — Basic	9,012,706	8,695,638
Dilutive effect of stock options and restricted stock grants	383,938	524,465

Weighted average shares outstanding — Diluted	9,396,644	9,220,103

     Comprehensive Income
     The components of comprehensive income (net of tax) are as follows:

	Three Months Ended
	March 31,
	2006	2005
Net income	$1,474	$2,091
Change in unrealized gain on investments available for sale	—	(412)

Comprehensive income	$1,474	$1,679

NOTE 4. SHARE-BASED COMPENSATION
     Effective January 1, 2006, the Company adopted the provisions of SFAS 123R which require the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including employee stock option awards, employee stock purchases made under our Employee Stock Purchase Plan (“ESPP”) and restricted stock awards based on estimated fair values. The Company previously applied the provisions of APB No. 25 and related Interpretations and provided the required pro forma disclosures under SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The unearned compensation balance of $1,850 as of December 31, 2005, which was accounted for under APB 25, was reclassified into capital in excess of par value upon adoption of FAS 123R.
     Pro forma Information for Periods Prior to the Adoption of SFAS 123R
     Prior to the adoption of SFAS 123R, the Company provided the disclosures required under SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures.” Forfeitures of awards were recognized as they occurred. Previously reported amounts have not been restated. The pro forma information for the three months ended March 31, 2005 was as follows:

Three Months
Ended
March 31,
2005
Net income, as reported	$2,091
Add: Share-based employee compensation expense included in reported net income, net of related tax effects	134
Deduct: Total share-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(379)

Pro forma net income	$1,846

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share amounts)

Three Months
Ended
March 31,
2005
Earnings per common share:
As reported:
Basic	$0.24
Diluted	$0.23

Pro forma:
Basic	$0.21
Diluted	$0.20
     Compensation expense determined under the fair value based methods for all stock-based awards, pro forma net income and pro forma earnings per common share amounts reflect revised amounts for previously reported periods reflecting a revised estimate of vesting period for performance-based stock options.
     Impact of the Adoption of SFAS 123R
     The Company adopted SFAS 123R using the modified prospective transition method beginning January 1, 2006. Accordingly, during the three months ended March 31, 2006, the Company recorded share-based compensation expense for awards granted prior to but not yet vested as of January 1, 2006 as if the fair value method required for pro forma disclosure under SFAS 123 were in effect for expense recognition purposes adjusted for estimated forfeitures. The Company recorded a pre-tax cumulative benefit of accounting change of $146 related to estimating forfeitures for restricted stock awards that were unvested as of January 1, 2006. For share-based awards granted after January 1, 2006, the Company recognized compensation expense based on the estimated grant date fair value method required under SFAS 123R. For all awards the Company has recognized compensation expense using a straight-line amortization method. As SFAS 123R requires that share-based compensation expense be based on awards that are ultimately expected to vest, estimated share-based compensation for the three months ended March 31, 2006 has been reduced for estimated forfeitures.
     The impact on the Company’s results of operating income, net income and earnings per share from the adoption of SFAS 123R for the three months ended March 31, 2006 was as follows:

Three Months
Ended
March 31,
2006
Stock options	$178
ESPP	116

Impact on operating income	294
Cumulative effect of accounting change	(146)

Impact after cumulative effect of accounting change	$148

Impact on net income	$(86)

Impact on earnings per common share:
Basic	$(0.01)
Diluted	$(0.01)

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share amounts)
     Total share-based compensation recorded in the Condensed Consolidated Statements of Operation for the three months ended March 31, 2006 was as follows:

Three Months
Ended
March 31,
2006
Cost of products and services	$302
Selling, general and administrative	285
Cumulative effect of accounting change	(146)

Total share-based compensation expense	$441

     Valuation Assumptions
     As of March 31, 2006 and 2005, the fair value of share-based awards for employee stock option awards and employee stock purchases made under our ESPP was estimated using the Black-Scholes option pricing model. The following weighted average assumptions were used:

	Three Months Ended
	March 31,
	2006 (1)	2005
Stock Options:
Risk-free interest rate	—	3.87%
Dividend yield	—	—
Volatility	—	66.38%
Expected life in years	—	6.5

ESPP:
Risk-free interest rate	3.96%	1.75%
Dividend yield	—	—
Volatility	35.07%	32.38%
Expected life in months	3.0	3.0

(1)	During the three months ended March 31, 2006, the Company did not grant any stock option awards.
Share-Based Payment Award Activity
     The following table summarizes equity share-based payment award activity for the three-month periods ended March 31, 2006 and 2005:

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share amounts)

	Stock Options		Restricted Stock
		Weighted		Weighted
	Awards	Average	Awards	Average
	Outstanding	Exercise Price	Outstanding	Fair Value
Balance at December 31, 2005	1,239,393	$8.51	221,816	$13.60
Granted	—	$—	52,400	$14.17
Exercised	(28,000)	$6.23	(33,008)	$17.35
Cancelled	(28,884)	$10.15	(11,934)	$13.25

Balance at March 31, 2006	1,182,509	$8.52	229,274	$13.17

Balance at December 31, 2004	1,499,105	$8.75	192,408	$12.90
Granted	15,000	$18.57	75,800	$16.83
Exercised	(48,229)	$7.64	(32,104)	$15.42
Cancelled	(4,512)	$17.37	(660)	$18.10

Balance at March 31, 2005	1,461,364	$8.86	235,444	$13.81

     Information regarding cash proceeds received, the intrinsic value and the total tax benefits realized resulting from option exercises was as follows:

Three Months
Ended
March 31,
2006
Amounts realized or received from stock option exercises:
Cash proceeds received	$175
Intrinsic value realized	$59
Income tax benefit realized	$96
     For the three months ended March 31, 2006 the total tax benefit realized from exercised stock options and ESPP was $107, which have been reported as financing cash inflows in the accompanying condensed consolidated statement of cash flows. As of March 31, 2006, the total unrecognized compensation cost related to stock options was $1,559 which is expected to be recognized over a weighted-average period of 1.1 years.
     The weighted average grant date fair value of restricted stock awards, as determined under SFAS 123R, granted during the three months ended March 31, 2006 was $14.17 per share. The total fair value of restricted shares vested during the three months ended March 31, 2006 was $573. As of March 31, 2006, the total unrecognized compensation cost related to restricted stock awards was $2,327 which is expected to be amortized over a weighted-average period of 1.2 years.
     Information regarding outstanding and exercisable stock options as of March 31, 2006, is as follows:

	Options Outstanding				Options Exercisable
			Weighted				Weighted
		Weighted	Average			Weighted	Average
		Average	Remaining			Average	Remaining
Range of	Number	Exercise	Contractual	Intrinsic	Number	Exercise	Contractual	Intrinsic
Exercise Prices	of Options	Price	Life	Value	of Options	Price	Life	Value
$3.13 — $7.50	356,060	$5.16	3.36	$3,468	356,060	$5.16	3.36	$3,468
$7.51 — $13.68	732,073	8.90	5.02	4,394	190,406	8.75	4.58	1,171
$13.69 — $18.60	72,376	17.16	6.73	—	49,040	17.71	5.86	—
$18.61 — $24.50	22,000	21.94	5.56	—	22,000	21.94	5.56	—

	1,182,509	8.52	4.64	$7,862	617,506	7.86	4.01	$4,639

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share amounts)
NOTE 5. SUPPLEMENTAL BALANCE SHEET INFORMATION
     The composition of selected balance sheet accounts is as follows:

	March 31,	December 31,
	2006	2005
Property, plant and equipment, net:
Machinery and equipment	$32,109	$31,307
Leasehold improvements	1,269	1,011

Property, plant and equipment	33,378	32,318
Less accumulated depreciation	(20,855)	(20,066)

Property, plant and equipment, net	$12,523	$12,252

Other noncurrent assets:
Deferred tax asset	$3,916	$3,916
Unbilled expenditures and fees on contracts in process	1,301	1,549
Equity investment	761	719
Other	2,242	2,175

Other noncurrent assets	$8,220	$8,359

Accrued compensation and employee benefits:
Accrued pension liability	$5,220	$5,818
Accrued vacation	5,464	4,705
Other	7,425	8,238

Accrued compensation and employee benefits	$18,109	$18,761

Other accrued expenses:
Accrued income taxes	$2,157	$2,433
Other	2,919	3,959

Other accrued expenses	$5,076	$6,392

	March 31,	December 31,
	2006	2005
Other long-term liabilities:
Deferred gain on sale of building	$5,914	$6,158
Accrued pension liability	6,106	5,328
Other	5,470	6,022

Other long-term liabilities	$17,490	$17,508

NOTE 6. INVESTMENTS AVAILABLE FOR SALE
     At December 31, 2005, 74,724 Lucent Technologies (“Lucent”) shares were held in escrow for indemnification related to Lucent’s 2004 acquisition of Telica, Inc, which the Company obtained an ownership interest in prior to the Lucent’s acquisition. Prior to the acquisition of Telica by Lucent, the Company carried the Telica shares at $0, as there was no readily determinable market value for Telica shares. During the first quarter of 2006, the shares held in escrow were released to the Company. The Company subsequently sold all of the shares during the first quarter of 2006 and realized a gain of $211 included in other income in the Company’s Condensed Consolidated Statement of Operations.
NOTE 7. GOODWILL AND INTANGIBLE ASSETS
     Components of the Company’s identifiable intangible assets are as follows:

	March 31, 2006		December 31, 2005
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Customer relationships	$12,800	$(5,022)	$14,200	$(5,720)
Non-competition agreements	—	—	1,740	(1,740)

	$12,800	$(5,022)	$15,940	$(7,460)

     During the first quarter of 2006, the Company wrote-off $3,140 of fully amortized intangible assets that no longer had value to the Company. The Company recorded amortization expense for its identifiable intangible assets of $702 and $754 for the three months March 31, 2006 and 2005, respectively. Estimated amortization expense on the Company’s identifiable intangible assets for the remaining four fiscal years is as follows:

Remainder of 2006	$2,107
2007	$2,602
2008	$2,038
2009	$1,031
     There were no changes in the carrying amount of goodwill for the three months ended March 31, 2006. The carrying amount of goodwill of $63,055 at March 31, 2006 and December 31, 2005 was included in the Systems and Services segment.
NOTE 8. INCOME TAXES
      For the quarter ended March 31, 2006, the effective income tax rate was 42.2% compared to 40.5% for the year ended December 31, 2005. The increase in the 2006 tax rate reflects the implementation of SFAS 123R for certain stock awards, a lower state investment tax credit, a lower overall state effective tax rate due to the recently implemented State of Ohio Commercial Activity Tax, but a higher graduated federal tax rate on anticipated higher taxable profit. The deferred taxes on unbilled receivables totaled approximately $17 million compared to $19 million at December 31, 2005. In the third quarter of 2005, the audits of the Company’s 2002 and 2003 federal income tax returns were settled, and the Internal Revenue Service initiated an audit of the Company’s 2004 income tax return. Under the terms of the 2002 and 2003 settlement, the Company agreed to change its tax accounting method to reflect certain unbilled costs and fees in current period taxable income. The settlement also included an agreement to apply the resulting adjustment of $16.8 million to taxable income over a four-year period. The Company made payments in the first quarter of 2006 of approximately $1.2 million, which were the actual federal and state taxes due on the

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share amounts)
2003 installment. The 2004 installment was included in the Company’s 2004 tax filings in September 2005. Remaining payments, which total approximately $3.4 million, will be included in the Company’s tax filings for 2005 and 2006. Interest expense of $0.1 million related to the settlement was accrued as of December 31, 2005 and paid in the first quarter of 2006. There were no penalties related to the settlement.
NOTE 9. DEFINED BENEFIT PENSION PLAN
     The components of net periodic benefit cost for the Company’s defined benefit pension plan are below:

	Three Months Ended
	March 31,
	2006	2005
Interest cost	$1,002	$997
Expected return on plan assets	(1,262)	(1,083)
Recognized acturial loss	440	396

Net periodic benefit cost	$180	$310

     The Company’s defined benefit pension plan is frozen. No credit is earned for current service and no new participants are eligible to enter the plan; accordingly, the net periodic benefit costs do not include any charges for service cost. The Company currently expects to contribute approximately $5,200 in 2006 to fund its pension plan.
NOTE 10. FINANCING ARRANGEMENTS
     During the first quarter of 2006, the Company borrowed against its revolving credit facility for general corporate purposes. Effective March 31, 2006, the Company entered into an amendment to the September 1, 2004 secured financing agreement (“facility”) which released the bank group’s security interest in the assets of the Company. The September 1, 2004 facility, as amended, is now an unsecured financing agreement. The Company’s outstanding debt was as follows:

	Outstanding	Interest
	Principal	Rate	Interest Rate Option and Election Date
March 31, 2006
Acquisition term loan	$10,567	6.43%	90-day LIBOR Rate option elected on February 1, 2006
Acquisition term loan	5,284	6.38%	60-day LIBOR Rate option elected on February 1, 2006
Acquisition term loan	5,284	6.49%	60-day LIBOR Rate option elected on March 3, 2006

Total acquisition term loan	21,135
Revolver	8,036	7.75%	Base Rate option elected on March 31, 2006

Total Debt	29,171
Less: Current portion of long-term debt	(7,857)

Long-term debt	$21,314

December 31, 2005
Acquisition term loan	$23,100	6.17%	180-day LIBOR Rate option elected on August 1, 2005
Acquisition term loan	2,312	7.25%	Base Rate option elected on December 30, 2005

Total Debt	25,412
Less: Current portion of long-term debt	(10,170)

Long-term debt	$15,242

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share amounts)
NOTE 11. BUSINESS SEGMENT, MAJOR CUSTOMERS AND RELATED PARTY INFORMATION
     Business Segment
     The Company has two reportable business segments: Systems and Services, and Metrigraphics.
     The Systems and Services segment provides technical and information technology services to government customers. The segment is comprised of two operating groups that provide similar services and solutions and are subject to similar regulations. These services and solutions include design, development, operation and maintenance of business intelligence systems, business transformation services, defense program acquisition management services, training and performance support systems and services, automated case management systems and IT infrastructure services.
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
Results of operations information for the Company’s business are as follows:

	Three Months Ended
	March 31,
	2006	2005
Revenues from external customers
Systems and Services	$66,759	$71,839
Metrigraphics	1,454	1,703

	$68,213	$73,542

Gross profit
Systems and Services	$9,814	$11,033
Metrigraphics	156	294

	$9,970	$11,327

Operating Income
Systems and Services	$2,760	$4,550
Metrigraphics	(125)	2

	$2,635	$4,552

     Major Customers
     Revenues from Department of Defense (“DoD”) customers accounted for approximately 81% and 76% of total revenues in the three months ended March 31, 2006 and 2005, respectively. Revenues earned from two significant DoD customers and related accounts receivable are as follows:

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share amounts)

	Three Months Ended March 31,				Accounts Receivable
	2006		2005		March 31,	December 31,
	Revenue	%	Revenue	%	2006	2005
Customer A	$11,971	18%	$10,855	15%	$4,167	$4,740
Customer B	$5,347	8%	$7,711	10%	$3,750	$1,770
     The Company had no other customer in the first quarter of either 2006 or 2005 that accounted for more than 10% of revenues.
     Related Party
     The Company has a 40% interest in HMR Tech, which it accounts for using the equity method of accounting. This interest was acquired as a result of the Company’s 2002 acquisition of HJ Ford. Accordingly, HMR Tech is considered a related party for all periods subsequent to the acquisition date. Revenues from HMR Tech for the three months ended March 31, 2006 and 2005 were $90 and $240, respectively. The amounts due from HMR Tech included in accounts receivable at March 31, 2006 and December 31, 2005, were $28 and $1, respectively.
NOTE 12. COMMITMENTS AND CONTINGENCIES
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

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share amounts)
effect on the Company’s business, financial position, results of operations and cash flows.
     On June 28, 2005, a suit, characterized as a class action employee suit, was filed in the U.S. Federal Court for the District of Massachusetts alleging violations of the Fair Labor Standards Act and certain provisions of Massachusetts General Laws. The Company believes that its practices comply with the Fair Labor Standards Act and Massachusetts General Laws. The Company intends to vigorously defend itself and has sought to have the complaint dismissed from Federal Court and addressed in accordance with the Company’s mandatory Dispute Resolution Program for the arbitration of workplace complaints. On April 10, 2006, the U.S. Federal Court for the District of Massachusetts entered an order granting in part the Company’s motion to dismiss the civil action filed in that court against the Company, and to compel compliance with its mandatory Dispute Resolution Program. The Company intends to appeal a portion of the court’s decision to the effect that a class action waiver set forth in the dispute resolution program is not enforceable. The outcome of this litigation, if unfavorable, could have a material adverse effect on the Company’s business, financial position, results of operations and cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes.
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
     Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No.123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method. In accordance with that transition method, the Company has not restated prior periods for the effect of compensation expense calculated under SFAS 123R. The Company has continued to use the Black-Scholes option-pricing model as the most appropriate method for determining the estimated fair value of all our awards. Compensation expense for all share-based equity awards is being recognized on a straight-line basis over the vesting period of the award. The adoption of SFAS 123R had an impact of $0.1 million, net of cumulative effect of accounting change of $0.1 million. The Company estimates SFAS 123R expense to be approximately $0.3 million in the second quarter of 2006 and approximately $1.1 million for fiscal year 2006. During the first quarter of 2006, total share-based compensation was $0.4 million, compared to $0.2 million in the same period in 2005 which only included share-based compensation for restricted stock awards. As of March 31, 2006, the total unrecognized compensation cost related to stock options was $1.6 million which is expected to be recognized over a weighted-average period of 1.1 years and the total unrecognized compensation cost related to restricted stock awards was $2.3 million which is expected to be amortized over a weighted-average period of 1.2 years.
     Operating income for the first quarter of 2006 was $2.6 million compared to $4.6 million for the same period in 2005. The operating margin for the first quarter of 2006 was 3.9% of total revenue, compared to 6.2% of total revenue for the same period in 2005. The decline in operating income was primarily due to a decline in revenue, costs associated with the adoption of SFAS 123R, higher costs associated with business development and bid and proposal activities and increased legal fees. The Company entered the year 2006 expecting improvement in the government fiscal climate, the timeliness of awards and funding. The Company has not yet seen this improvement. The revenues we generated did not cover the additional business development investments made during the quarter. This situation has been addressed and the necessary management actions are being taken to bring indirect spending back in line with our current revenue projections for the upcoming quarter and balance of the year 2006. On May 1, 2006, the Company was notified that the current contract coverage with the Air National Guard would expire in May. While the Company anticipates that follow on work will be funded at some point, the timing and outcome are uncertain. The Company has decided not to continue with unfunded services. Revenue recorded under this contract for fiscal year 2005 was $15.0 million and $4.5 million for the quarter ended March 31, 2006. The second quarter operating income will be reduced by approximately $2.0 million by the expenses related to our indirect cost reduction actions and by the change in expectations with the Air National Guard program.
     The Company has two reportable business segments: Systems and Services, and Metrigraphics. The Systems and Services segment accounted for 97.9% of total revenue and the Metrigraphics segment accounted for 2.1% of total revenue in the first quarter of 2006.

Results of Operations
     Operating results expressed as a percentage of segment and total revenue are as follows:

	Three Months Ended March 31,
	2006		2005
	$ millions	%	$ millions	%
Contract revenue	$66.8	97.9%	$71.8	97.7%
Product sales	1.5	2.1%	1.7	2.3%
Total revenue	$68.2	100.0%	$73.5	100.0%

Gross profit on contract revenue (1)	$9.8	14.7%	$11.0	15.4%
Gross profit on product sales (1)	0.2	10.7%	0.3	17.3%
Total gross profit (1)	$10.0	14.6%	$11.3	15.4%

Selling general and administrative	$6.6	9.7%	$6.0	8.2%
Amortization of intangible assets	$0.7	1.0%	$0.8	1.0%
Operating income	$2.6	3.9%	$4.6	6.2%
Interest expense, net	$(0.6)	(0.8)%	$(1.1)	(1.5)%
Other income, net	$0.3	0.5%	$—	0.0%
Provision for income taxes	$(1.0)	(1.5)%	$(1.4)	(1.9)%
Net income	$1.5	2.2%	$2.1	2.8%

(1)	These amounts represent a percentage of contract revenues, product sales and total revenues, respectively.
Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
Revenues
     The Company reported total revenues of $68.2 million and $73.5 million in the first quarters of 2006 and 2005, respectively. The revenues for the first quarter of 2006 represent a decrease of $5.3 million, or 7.2%, from the same period in 2005.
Contract Revenues
     Contract revenues in the Company’s Systems and Services segment represent 97.9% and 97.7% of total revenues in the first quarter of 2006 and 2005, respectively. Systems and Services revenues were $66.8 million and $71.8 million in the first quarter of 2006 and 2005, respectively. The Company’s Systems and Services revenues were earned from the following sectors (in millions):

	Three Months Ended
	March 31,
	2006	2005
National defense and intelligence agencies	$55.0	$56.0
Federal civilian agencies	7.3	9.2
State and local government agencies	4.3	5.7
Other	0.2	0.9

	$66.8	$71.8

     The decrease in revenues from the defense and intelligence agencies in the current year was primarily attributable to lower revenues from the Navy Strategic Systems Program. The decrease in revenues from the federal civilian agencies was primarily due to the loss of the Office of the Assistant Secretary of Defense for Public Affairs re-competition which contributed approximately $2 million in revenue per quarter in 2005. Revenues from state and local government agencies decreased primarily due to the Company’s contract with the State of Ohio which a significant portion of the development work under the contract has been completed.
     The Company’s contracts with the Aeronautical Systems Center (“ASC”) and the Air Force Electronic Systems Center (“ESC”) provided approximately $12.0 million and $5.3 million, respectively, of revenues in the first quarter of 2006, and $10.9 million and $7.7 million, respectively, of revenues in the first quarter of 2005.
     The services provided under the ASC/Blanket Purchase Agreement were subject to re-competition in 2005 as the Consolidated Acquisition of Professional Services (“CAPS’) contract. The competition for prime contract awards was restricted to small businesses. The Company participated in the competition through HJ Ford, its wholly owned subsidiary. HJ Ford along with HMR Tech has formed a small business joint venture for this competition. HJ Ford and HMR Tech are participants in the U.S. Small Business Administration Mentor Protégé program. During the second quarter of 2006, the joint venture was awarded the CAPS contract. The Company anticipates that a successful transition to CAPS via the joint venture will enable DRC to retain and preserve profits on substantially its entire labor base currently supporting these customers. The Company derived approximately $24 million of annual revenues from work performed by subcontractors under the Company’s prime contract with the ASC. Upon completion of the transition of task orders from the current contract to the new CAPS contract, it is anticipated that the Company’s current subcontractors would contract directly with the joint venture prime contractor entity. As a result it is estimated that upon the completion of the task order transitions, the Company’s annual revenue will be reduced by approximately $24 million while positively affecting the profit margin of the remaining revenue.
     The services provided under the ESC contract were originally scheduled for re-competition in 2005. The re-competition was delayed and it is currently anticipated that the competition for a portion of the work to be performed for ESC will be full-and-open to all qualified contractors and the competition for the remainder of the work will be restricted to small businesses. It is now anticipated that the government contract award and initial task order transitions will occur in late 2006. The Company expects to participate in the competition primarily as a sub-contractor to a qualified small business and that a successful re-competition would enable DRC to retain and preserve profits on substantially its entire labor base currently supporting these customers, and also increase profit margins. The full year revenue impact of moving from a prime contractor to a sub-contractor role is anticipated to be an approximate $11 million revenue reduction. There can be no assurance that the Company will be successful in receiving the ESC contract award.
Revenues by contract type as a percentage of Systems and Services revenues were as follows (in millions):

	Three Months Ended
	March 31,
	2006	2005
Time and materials	61%	55%
Cost reimbursable	21%	20%
Fixed price, including service type contracts	18%	25%

	100%	100.0%

Prime contract	67%	70%
Sub-contact	33%	30%

	100%	100%

     Product Sales
     Product sales for the Company’s Metrigraphics segment represent 2.1% and 2.3% of total revenues in the first quarter of 2006 and 2005, respectively. Metrigraphics sales were $1.5 million and $1.7 million in the first quarter of 2006 and 2005, respectively. The decrease of $0.2 million, or 14.6%, in the first quarter of 2006, compared to the same period in 2005 was primarily due to a temporary reduction in orders from a customer who is automating its processes. The reduced level of orders is expected to continue through the second quarter of 2006 and then return to prior levels thereafter.
     Funded backlog
     The Company’s funded backlog was $144.2 million at March 31, 2006, $144.6 million at December 31, 2005 and $186.3 million at March 31, 2005. The Company expects that substantially all of its backlog will generate revenue during the subsequent twelve month period.
     The funded backlog generally is subject to possible termination at the convenience of the contracting party. A portion of the Company’s funded backlog is based on annual purchase contracts and subject to annual governmental approvals or appropriations legislation. The amount of backlog as of any date may be affected by the timing of order receipts and associated deliveries.
Gross Profit
     The Company’s total gross profit was $10.0 million, compared to $11.3 million in the same period in 2005, resulting in a gross margin of 14.6% and 15.4% for the first quarters of 2006 and 2005, respectively.
     The Company’s gross profit on contract revenue was $9.8 million and $11.0 million for the first quarter of 2006 and 2005, respectively. The decline in gross profit was primarily attributable to a decline in revenue, share-based compensation costs and other increases in indirect costs including costs associated with business development efforts. The decline in gross margin to 14.7% in the first quarter of 2006 from 15.4% in the first quarter of 2005 resulted from the share-based compensation costs, increased indirect costs and change in mix of contracts from prime to sub-contractor.
     The Company’s gross profit on product sales was $0.2 million and $0.3 million for the first quarter of 2006 and 2005, respectively. The slight decline in gross profit was primarily attributable to lower level of orders. This resulted in a decline in gross margin to 10.7% in the first quarter of 2006 from 17.3% in the same period in 2005.
Selling, general and administrative expenses
     The Company’s total selling, general and administrative expenses were $6.6 million and $6.0 million in the first quarter of 2006 and 2005, respectively. Selling, general and administrative expenses as a percent of total revenue in the first quarter of 2006 was 9.7%, compared to 8.2% for the same period in 2005. Selling, general and administrative expenses included charges of $0.3 million and $0.2 million for the first quarter of 2006 and 2005, respectively, which were related to share-based compensation expenses. The increase in selling, general and administrative expenses also included spending associated with higher anticipated revenue than achieved in 2006. The Company is currently reviewing its costs structure to reduce such spending.
Amortization of intangible assets
     Amortization expense was $0.7 million and $0.8 million in the first quarter of 2006 and 2005, respectively. Amortization expense relates to intangible assets acquired in the Company’s 2004 acquisition of Impact Innovations Group LLC and is included in the Systems and Services segment. The remaining amortization expense for the current fiscal year will be approximately $2.1 million.
Interest expense, net
     The Company incurred interest expense of $0.6 million and $1.1 million in the first quarter of 2006 and 2005, respectively. The decrease in interest expense in 2006 was primarily due to lower average borrowings. An increase in one percentage point in the Company’s rates would result in approximately $0.3 million of additional interest expense on an annual basis. Interest income in the first quarters of 2006 and 2005 was immaterial.
Other income, net
     The Company recorded net other income of $0.3 million in the first quarter of 2006. Included in this amount was income of $0.2 million related to the sale of Lucent shares during the first quarter of 2006.
Income tax provision
     The Company recorded income tax provisions of $1.0 million, or 42.2% of pre-tax income, and $1.4 million, or 40.1% of pre-tax income, in the first three months of 2006 and 2005, respectively. The increase in the 2006 tax rate reflects the implementation of SFAS 123R for certain stock awards, a lower state investment tax credit, a lower overall state effective tax rate due to the recently implemented State of Ohio Commercial Activity Tax, but a higher graduated federal tax rate on anticipated higher taxable profits. The 2006 rate increased from the 2005 full year-end rate of 40.5%.
Net income
     The Company’s net income was $1.5 million and $2.1 million in the first quarter of 2006 and 2005, respectively. Net income as a percent of total revenue in the first quarter of 2006 was 2.2%, compared to 2.8% of total revenue in the same period in 2005.
LIQUIDITY AND CAPITAL RESOURCES
     At March 31, 2006 and December 31, 2005, the Company had cash and cash equivalents aggregating $3.0 million and $1.0 million, respectively. The increase in cash and cash equivalents is primarily the result of $4.5 million of net cash provided by financing activities, including $8.0 million of net borrowings under the revolving credit, partially offset by $4.3 million of principal payments under the acquisition term loan. The net cash provided by financing activities was partially offset by $1.6 million and $1.0 million of net cash used in operating activities and investing activities, respectively.
     Operating activities
     Cash used in operating activities totaled $1.6 million for the three months ended March 31, 2006, and is primarily attributable to cash used of $5.1 million for accounts receivable, $2.0 million for deferred taxes, $1.9 million for accounts payable, $1.5 million for accrued expenses and $1.4 million for prepaid expenses. These amounts were partially offset by cash provided of $7.7 million for unbilled expenditures during the first quarter of 2006.
     Total accounts receivable and current and noncurrent unbilled expenditures and fees on contracts in process were $92.0 million and $94.7 million at March 31, 2006 and December 31, 2005, respectively. Billed accounts receivable increased $5.1 million in the first quarter of 2006, while unbilled amounts decreased $7.7 million in the aggregate. Total accounts receivable (including unbilled amounts) days sales outstanding, or DSO, was 121 days at March 31, 2006 and 119 days at December 31, 2005.
     The increase in billed receivables was due primarily to the timing of billings which occurred in the latter half of the first quarter of 2006. The decline in unbilled amounts was due to achieving certain fixed price contract milestone levels and receipt of funding allowing the Company to issue invoices. The decline also was affected by the decline in revenues from the fourth quarter of 2005.
     At March 31, 2006, the unbilled receivables balance includes $13.6 million related to the Company’s contract with the State of Ohio. Under the current terms of the contract, invoicing did not begin until 2005 in accordance with anticipated completion of contract milestones.
     At March 31, 2006, deferred taxes on unbilled receivables totaled approximately $17 million compared to approximately $19 million at December 31, 2005. In the third quarter of 2005, the audits of the Company’s 2002 and 2003 federal income tax returns were settled, and the IRS initiated an audit of the Company’s 2004 income tax return. Under the terms of the 2002 and 2003 settlement, the Company agreed to change its tax accounting method to reflect certain unbilled costs and fees in current period taxable income. The settlement also included an agreement to apply the resulting adjustment of $16.8 million to taxable income over a four-year period. The Company made a payment in the first quarter of 2006 of approximately $1.2 million, which were the actual federal and state taxes due on the 2003 installment. The 2004 installment was included in the Company’s 2004 tax filings in September 2005. Remaining payments, which total approximately $3.4 million, will be included in the Company’s tax filings for 2005 and 2006. Interest expense of $0.1 million related to the settlement was accrued as of December 31, 2005 and paid in the first quarter of 2006. There were no penalties related to the settlement. The Company anticipates estimated tax payments of approximately $14 million in 2006, of which $3.0 million was paid through March 31, 2006.
     Stock compensation expense increased to $0.4 million in the first quarter of 2006, from $0.2 million in the same period last year. The Company adopted the provisions of SFAS 123R beginning January 1, 2006, the first day of the first quarter of fiscal 2006. The Company estimates total share-based compensation expense to be approximately $0.6 million in the second quarter of 2006 and approximately $2.3 million for fiscal year 2006.
     Non-cash amortization expense of the Company’s acquired intangible assets was $0.7 million and $0.8 million in the first quarters of 2006 and 2005, respectively. The Company anticipates that non-cash expense for the amortization of intangible assets will remain at this quarterly level throughout 2006.
Investing activities
     Net cash used in investing activities was $1.0 million in the first quarter of 2006. The net cash used primarily comprised of capital expenditures aggregating $1.1 million, partially offset by $0.2 million of proceeds from the sale of Lucent shares. The Company’s capital expenditures, excluding business acquisitions, if any, are expected to approximate $4 million in 2006.
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
Financing activities
     Net cash provided by financing activities was $4.5 million in the first quarter of 2006. This amount represents $8.0 million of net borrowings under the revolving credit agreement and $0.6 million of proceeds from the issuance of common stock through the exercises of stock options and employee stock purchase plan, partially offset by principal payments under the acquisition term loan of $4.3 million.
     During the first quarter of 2006, the Company borrowed against its revolving credit facility for general corporate purposes. The average daily borrowing for the first quarter was $7.4 million at a weighted average interest rate of 7.42%. At March 31, 2006, the outstanding balance of the revolver was $8.0 million with an interest rate of 7.75%.
     During the first quarter of 2006, the Company made payments on its acquisition term loan which included $4.3 million of principal payments. The remaining scheduled principal payments for the current fiscal year will be approximately $5.9 million. Effective March 31, 2006, the Company entered into an amendment to the September 1, 2004 secured financing agreement (“facility”) which released the bank group’s security interest in the assets of the Company. The September 1, 2004 facility, as amended, is now an unsecured financing agreement.
RECENT ACCOUNTING PRONOUNCEMENTS
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires the measurement and recognition of compensation expense based on estimated fair value for all share-based payment awards including stock options, employee stock purchases under employee stock purchase plans, non-vested share awards (restricted stock) and stock appreciation rights. SFAS 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the SEC issued Staff Accounting Bulletin No. 107, which provides the Staff’s views regarding implementation issues related to SFAS 123R.
     The Company adopted the provisions of SFAS 123R using the modified prospective transition method beginning January 1, 2006, the first day of the first quarter of fiscal 2006. In accordance with that transition method, the Company has not restated prior periods for the effect of compensation expense calculated under SFAS 123R. The Company has continued to use the Black-Scholes option-pricing model as the most appropriate method for determining the estimated fair value of all our awards. Compensation expense for all share-based equity awards is being recognized on a straight-line basis over the vesting period of the award. The adoption of SFAS 123R also requires additional accounting related to income taxes and earnings per share as well as additional disclosure related to the cash flow effects resulting from share-based compensation. The adoption of SFAS 123R had an unfavorable pre-tax impact of $148, net of a pre-tax cumulative benefit of accounting change of $146, on the Company’s condensed consolidated financial statements for the three months ended March 31, 2006, and is expected to continue to impact our financial statements in the foreseeable future.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company is subject to interest rate risk associated with our acquisition term loan and revolver, where interest payments are tied to either the LIBOR or prime rate. The average interest rate on the acquisition term loan under three LIBOR borrowings was 6.48% at March 31, 2006. The interest rate on the revolver was 7.75% at March 31, 2006, under the Base Rate option. At any time, a modest rise in interest rates could have an adverse effect on net income as reported in the Company’s Consolidated Statements of Operations. An increase of one full percentage point in the interest rate on the Company’s acquisition term loan, term loan and revolver would result in increases in annual interest expense aggregating $0.3 million.
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

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
     As a defense contractor, the company is subject to many levels of audit and review from various government agencies, including the Defense Contract Audit Agency, various inspectors general, the Defense Criminal Investigation Service, the Government Accountability Office, the Department of Justice and congressional committees. Both related to and unrelated to its defense industry involvement, the company is, from time to time, involved in audits, lawsuits, claims, administrative proceedings and investigations. The company accrues for liabilities associated with these activities when it becomes probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company is a party to or has property subject to litigation and other proceedings referenced in “Note 12 – COMITTMENTS AND CONTINGENCIES” of the Notes to Condensed Consolidated Financial Statements (Unaudited) included in this Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Except as noted therein the company does not presently believe it is reasonably likely that any of these matters would have a material adverse effect on the company’s business, financial position, results of operations or cash flows. The company’s evaluation of the likelihood of expenditures related to these matters is subject to change in future periods, depending on then current events and circumstances, which could have material adverse effects on the company’s business, financial position, results of operations and cash flows
     See the “Legal Proceedings” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for a detailed description of previously reported actions.
Item 1A. RISK FACTORS
     The Risk Factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 have not materially changed other than as set forth below. The information presented below updates and should be read in conjunction with the Risk Factors included in the Company’s Annual Report on Form 10-K.
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
     The services provided under the ASC/Blanket Purchase Agreement were subject to re-competition in 2005 as the Consolidated Acquisition of Professional Services (“CAPS”) contract. The competition for prime contract awards was restricted to small businesses. The Company participated in the competition through HJ Ford, its wholly owned subsidiary. HJ Ford along with HMR Tech has formed a small business joint venture for this competition. HJ Ford and HMR Tech are participants in the U.S. Small Business Administration Mentor Protégé program. During the second quarter of 2006, the joint venture was awarded the CAPS contract. The Company anticipates that a successful transition to CAPS via the joint venture will enable DRC to retain and preserve profits on substantially its entire labor base currently supporting these customers. The Company derived approximately $24 million of annual revenues from work performed by subcontractors under the Company’s prime contract with the ASC. Upon completion of the transition of task orders from the current contract to the new CAPS contract, it is anticipated that the Company’s current subcontractors would contract directly with the joint venture prime contractor entity. As a result it is estimated that upon the completion of the task order transitions, the Company’s annual revenue will be reduced by approximately $24 million while positively affecting the profit margin of the remaining revenue.
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
     On June 28, 2005 a suit, characterized as a class action employee suit, was filed in the U.S. Federal Court for the District of Massachusetts alleging violations of the Fair Labor Standards Act and certain provisions of Massachusetts General Laws. The Company believes that its practices comply with the Fair Labor Standards Act and Massachusetts General Laws. The Company intends to vigorously defend itself and has sought to have the complaint dismissed from Federal Court and addressed in accordance with the Company’s mandatory Dispute Resolution Program for the arbitration of workplace complaints. On April 10, 2006, the U.S. Federal Court for the District of Massachusetts entered an order granting in part the Company’s motion to dismiss the civil action filed in that court against the Company, and to compel compliance with its mandatory Dispute Resolution Program. The Company intends to appeal a portion of the court’s decision to the effect that a class action waiver set forth in the dispute resolution program is not enforceable. The outcome of this litigation, if unfavorable, could have a material adverse effect on the Company’s business, financial position, results of operations and cash flows.

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

DYNAMICS RESEARCH CORPORATION
(Registrant)

Date: May 9, 2006	/s/ David Keleher David Keleher
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