Form 10-Q
period 2006-06-30
DYNAMICS RESEARCH CORP
filed 2006-08-09
CIK 30822

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 2, 2006, there were 9,284,148 shares of the registrant’s common stock outstanding.

DYNAMIC RESEARCH CORPORATION
FORM 10-Q
For the Quarterly Period Ended June 30, 2006

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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	June 30,	December 31,
	2006	2005
	(unaudited)	(audited)
Assets
Current assets
Cash and cash equivalents	$329	$1,020
Accounts receivable, net of allowances of $575 at June 30, 2006 and $588 at December 31, 2005	35,840	32,894
Unbilled expenditures and fees on contracts in process	46,409	60,210
Prepaid expenses and other current assets	3,323	1,483

Total current assets	85,901	95,607

Noncurrent assets
Property, plant and equipment, net	12,184	12,252
Goodwill	63,055	63,055
Intangible assets, net	7,075	8,480
Other noncurrent assets	7,629	8,359

Total noncurrent assets	89,943	92,146

Total assets	$175,844	$187,753

Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$7,857	$10,170
Accounts payable	21,144	25,668
Deferred taxes	14,953	19,825
Accrued compensation and employee benefits	17,928	18,761
Other accrued expenses	3,880	6,392

Total current liabilities	65,762	80,816

Long-term liabilities
Long-term debt, less current portion	15,539	15,242
Other long-term liabilities	16,557	17,508

Total long-term liabilities	32,096	32,750

Total liabilities	97,858	113,566

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.10 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.10 par value; 30,000,000 shares authorized; 9,251,912 and 9,096,893 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	925	910
Capital in excess of par value	45,855	45,571
Unearned compensation	—	(1,850)
Accumulated other comprehensive loss	(10,768)	(10,768)
Retained earnings	41,974	40,324

Total stockholders’ equity	77,986	74,187

Total liabilities and stockholders’ equity	$175,844	$187,753

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Contract revenue	$65,720	$74,539	$132,479	$146,378
Product sales	1,558	1,649	3,012	3,352

Total revenue	67,278	76,188	135,491	149,730

Cost of contract revenue	58,353	62,947	115,298	123,753
Cost of product sales	1,256	1,297	2,554	2,706
Selling, general and administrative expenses	6,036	6,686	12,669	12,707
Amortization of intangible assets	703	765	1,405	1,519

Total operating costs and expenses	66,348	71,695	131,926	140,685

Operating income	930	4,493	3,565	9,045
Interest expense, net	(566)	(1,046)	(1,135)	(2,132)
Other income	12	2,077	351	2,102

Income before provision for income taxes	376	5,524	2,781	9,015
Provision for income taxes	200	2,251	1,215	3,651

Income before cumulative effect of accounting change	176	3,273	1,566	5,364
Cumulative benefit of accounting change, net of income taxes of $62	—	—	84	—

Net income	$176	$3,273	$1,650	$5,364

Earnings per common share
Basic
Income before cumulative effect of accounting change	$0.02	$0.37	$0.17	$0.62
Cumulative benefit of accounting change	—	—	0.01	—

Net income	$0.02	$0.37	$0.18	$0.62

Diluted
Income before cumulative effect of accounting change	$0.02	$0.36	$0.17	$0.58
Cumulative benefit of accounting change	—	—	0.01	—

Net income	$0.02	$0.36	$0.18	$0.58

Weighted average shares outstanding
Basic	9,079,011	8,743,516	9,057,556	8,719,577
Diluted	9,439,954	9,202,013	9,426,269	9,207,035
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six months ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net income	$1,650	$5,364
Adjustments to reconcile net cash provided by operating activities
Depreciation	1,620	1,908
Amortization of intangible assets	1,405	1,519
Stock compensation expense, including cumulative effect of accounting change	1,032	477
Non-cash interest expense	79	98
Amortization of deferred gain on sale of building	(338)	—
Income from equity interest	(116)	(89)
Tax benefit from stock options exercised	—	120
Deferred income taxes	(4,872)	2,320
Gain on sale of investments and long-lived assets, net	(194)	(1,999)
Change in operating assets and liabilities:
Accounts receivable, net	(2,946)	8,992
Unbilled expenditures and fees on contracts in process	14,526	(9,024)
Prepaid expenses and other current assets	(1,840)	1,847
Accounts payable	(4,524)	2,170
Accrued payroll and employee benefits	(833)	1,155
Other accrued expenses	(2,690)	(1,454)
Other long-term liabilities	(613)	(2,668)

Net cash provided by continuing operations	1,346	10,736
Net cash used in discontinued operations	—	(316)

Net cash provided by operating activities	1,346	10,420

Cash flows from investing activities:
Additions to property, plant and equipment	(1,571)	(2,426)
Purchase of business	—	(128)
Proceeds from sale of investments and long-lived assets	213	2,001
Dividends from equity investment	122	60
Increase in other assets	(80)	(217)

Net cash used in investing activities	(1,316)	(710)

Cash flow from financing activities:
Net borrowings (repayments) under revolving credit agreement	4,225	(6,987)
Principal payments under loan agreements	(6,241)	(4,179)
Proceeds from the exercise of stock options and issuance of common stock	1,139	1,345
Tax benefit from stock options exercised	156	—

Net cash used in financing activities	(721)	(9,821)

Net decrease in cash and cash equivalents	(691)	(111)
Cash and cash equivalents, beginning of period	1,020	925

Cash and cash equivalents, end of period	$329	$814

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)
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
     The Company has a 40% ownership interest in a small disadvantaged business, as defined by the United States Government, which is accounted for using the equity method. This ownership interest is reported as a component of other noncurrent assets in the Company’s Condensed Consolidated Balance Sheets.
     In the opinion of management, all material adjustments that are of a normal and recurring nature necessary for a fair presentation of the results for the periods presented have been reflected. All material intercompany transactions and balances have been eliminated in consolidation. The results of the three and six months ended June 30, 2006 may not be indicative of the results that may be expected for the year ending December 31, 2006. The accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission for the year ended December 31, 2005.
NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently analyzing the effects FIN 48 may have on its financial statements.
     In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires the measurement and recognition of compensation expense based on estimated fair value for all share-based payment awards including stock options, employee stock purchases under employee stock purchase plans, non-vested share awards (restricted stock) and stock appreciation rights. SFAS 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the SEC issued Staff Accounting Bulletin No. 107, which provided the Staff’s views regarding implementation issues related to SFAS 123R.
     The Company adopted the provisions of SFAS 123R using the modified prospective transition method beginning January 1, 2006, the first day of the first quarter of fiscal 2006. In accordance with that transition method, the Company has not restated prior periods for the effect of compensation expense calculated under SFAS 123R. The Company has continued to use the Black-Scholes option-pricing model as the most appropriate method for determining the estimated fair value of all applicable awards. Compensation expense for all share-based equity awards is being recognized on a straight-line basis over the vesting period of the award. The adoption of SFAS 123R also requires additional accounting related to income taxes and earnings per share as well as additional disclosure related to the cash flow effects resulting from share-based compensation. The adoption of SFAS 123R had an unfavorable pre-tax impact of $436, net of a pre-tax cumulative benefit of accounting change of $146, on the Company’s condensed consolidated financial statements for the six months ended June 30, 2006, and is expected to continue to impact our financial statements in the foreseeable future.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share amounts)
NOTE 3. SHAREHOLDERS’ EQUITY
     Earnings Per Share
     Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. For periods in which there is net income, diluted earnings per share is determined by using the weighted average number of common and dilutive common equivalent shares outstanding during the period.
     Restricted shares of common stock that are subject to the satisfaction of certain conditions are treated as contingently issuable shares until the conditions are satisfied. These shares are excluded from the basic earnings per share calculation and included in the diluted earnings per share calculation.
     Due to their antidilutive effect, approximately 86,000 and 115,000 options to purchase common stock were excluded from the calculation of diluted earnings per share for the three months ended June 30, 2006 and 2005, respectively. Approximately 86,000 and 81,000 options to purchase common stock were excluded from the calculation of diluted earnings per share for the six months ended June 30, 2006 and 2005, respectively. However, these options could become dilutive in future periods.
     The following table illustrates the reconciliation of the weighted average shares outstanding:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Weighted average shares outstanding — Basic	9,079,011	8,743,516	9,057,556	8,719,577
Dilutive effect of stock options and restricted stock grants	360,943	458,497	368,713	487,458

Weighted average shares outstanding — Diluted	9,439,954	9,202,013	9,426,269	9,207,035

Comprehensive Income
     The components of comprehensive income (net of tax) are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income	$176	$3,273	$1,650	$5,364

Adjustments to accumulated other comprehensive income:
Change in unrealized gain (loss) on investments available for sale	—	88	—	(324)
Reclassification adjustment of realized gain included in net income	—	(1,211)	—	(1,211)

Adjustments to comprehensive income	—	(1,123)	—	(1,535)

Comprehensive income	$176	$2,150	$1,650	$3,829

NOTE 4. SHARE-BASED COMPENSATION
     Effective January 1, 2006, the Company adopted the provisions of SFAS 123R which require the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including employee stock option awards, employee stock purchases made under our Employee Stock Purchase Plan (“ESPP”) and restricted stock awards based on estimated fair values. The Company previously applied the provisions of APB No. 25 and related Interpretations and provided the required pro forma disclosures under SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The unearned compensation balance of $1,850 as of December 31, 2005, which was accounted for under APB 25, was reclassified into capital in excess of par value upon adoption of SFAS 123R.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share amounts)
     At the Annual Meeting of Shareholders held on May 23, 2006, the Company’s shareholders approved an increase in the number of shares of common stock available for issuance under the ESPP by 500,000 shares to a total of 1,300,000 shares.
     Pro forma Information for Periods Prior to the Adoption of SFAS 123R
     Prior to the adoption of SFAS 123R, the Company provided the disclosures required under SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures.” Forfeitures of awards were recognized as they occurred. The pro forma information for the three and six months ended June 30, 2005 was as follows:

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2005	2005
Net income, as reported	$3,273	$5,364
Add: Share-based employee compensation expense included in reported net income, net of related tax effects	151	285
Deduct: Total share-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(329)	(708)

Pro forma net income	$3,095	$4,941

Earnings per common share:
As reported:
Basic	$0.37	$0.62
Diluted	$0.36	$0.58

Pro forma:
Basic	$0.35	$0.57
Diluted	$0.34	$0.54
     Compensation expense determined under the fair value based methods for all stock-based awards, pro forma net income and pro forma earnings per common share amounts reflect revised amounts for previously reported periods reflecting a revised estimate of vesting period for performance-based stock options.
     Impact of the Adoption of SFAS 123R
     The Company adopted SFAS 123R using the modified prospective transition method beginning January 1, 2006. Accordingly, during the six months ended June 30, 2006, the Company recorded share-based compensation expense for awards granted prior to but not yet vested as of January 1, 2006 as if the fair value method required for pro forma disclosure under SFAS 123 were in effect for expense recognition purposes adjusted for estimated forfeitures. During the first quarter of 2006, the Company recorded a pre-tax cumulative benefit of accounting change of $146 related to estimating forfeitures for restricted stock awards that were unvested as of January 1, 2006. For share-based awards granted after January 1, 2006, the Company recognized compensation expense based on the estimated grant date fair value method required under SFAS 123R. For all awards the Company has recognized compensation expense using a straight-line amortization method. As SFAS 123R requires that share-based compensation expense be based on awards that ultimately vest, estimated share-based compensation for the three and six months ended June 30, 2006 has been reduced for estimated forfeitures.
     The impact on the Company’s operating income, net income and earnings per share from the adoption of SFAS 123R for the three and six months ended June 30, 2006 was as follows:

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share amounts)

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2006	2006
Stock options	$179	$357
ESPP	109	225

Impact on operating income	288	582
Cumulative effect of accounting change	—	(146)

Impact after cumulative effect of accounting change	$288	$436

Impact on net income	$(200)	$(315)

Impact on earnings per common share:
Basic	$(0.02)	$(0.03)
Diluted	$(0.02)	$(0.03)
     Total share-based compensation recorded in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2006 was as follows:

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2006	2006
Cost of products and services	$298	$600
Selling, general and administrative	293	578
Cumulative effect of accounting change	—	(146)

Total share-based compensation expense	$591	$1,032

     Valuation Assumptions
     The fair value of share-based awards for employee stock option awards and employee stock purchases made under the ESPP was estimated using the Black-Scholes option pricing model. The following weighted average assumptions were used during the three and six months ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006 (1)	2005 (1)	2006 (1)	2005
Stock Options:
Risk-free interest rate	—	—	—	3.87%
Dividend yield	—	—	—	—
Volatility	—	—	—	66.38%
Expected life in years	—	—	—	6.5
ESPP:
Risk-free interest rate	4.71%	2.93%	4.60%	2.29%
Dividend yield	—	—	—	—
Volatility	32.21%	31.64%	32.85%	32.04%
Expected life in months	3.0	3.0	3.0	3.0

(1)	During the three months ended June 30, 2006 and 2005 and the six months ended June 30, 2006, the Company did not grant any stock option awards.
Share-Based Payment Award Activity
     The following table summarizes equity share-based payment award activity for the three and six months ended June 30, 2006 and 2005:

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share amounts)

	Stock Options		Restricted Stock
		Weighted		Weighted
	Awards	Average	Awards	Average
	Outstanding	Exercise Price	Outstanding	Fair Value
Balance at March 31, 2006	1,182,509	$8.52	229,274	$13.17
Granted	—	$—	17,500	$14.69
Exercised	(15,568)	$7.66	(9,399)	$15.77
Cancelled	(7,166)	$18.75	(4,404)	$15.03

Balance at June 30, 2006	1,159,775	$8.47	232,971	$13.14

Balance at December 31, 2005	1,239,393	$8.51	221,816	$13.60
Granted	—	$—	69,900	$14.30
Exercised	(43,568)	$6.74	(42,407)	$17.00
Cancelled	(36,050)	$11.86	(16,338)	$13.73

Balance at June 30, 2006	1,159,775	$8.47	232,971	$13.14

Balance at March 31, 2005	1,461,364	$8.86	235,444	$13.81
Granted	—	$—	15,000	$15.21
Exercised	(5,142)	$9.20	(4,732)	$15.56
Cancelled	(80,109)	$10.40	(22,993)	$14.80

Balance at June 30, 2005	1,376,113	$8.77	222,719	$13.80

Balance at December 31, 2004	1,499,105	$8.75	192,408	$12.90
Granted	15,000	$18.57	90,800	$16.57
Exercised	(53,371)	$7.79	(36,836)	$16.20
Cancelled	(84,621)	$10.77	(23,653)	$14.89

Balance at June 30, 2005	1,376,113	$8.77	222,719	$13.80

     Cash proceeds received, the intrinsic value and the total tax benefits realized resulting from option exercises was as follows:

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2006	2006
Amounts realized or received from stock option exercises:
Cash proceeds received	$118	$293
Intrinsic value realized	$113	$172
Income tax benefit realized	$42	$138
     For the six months ended June 30, 2006, the total tax benefit realized from exercised stock options and ESPP was $156, which was reported as a financing cash inflow in the accompanying Condensed Consolidated Statement of Cash Flows. As of June 30, 2006, the total unrecognized compensation cost related to stock options was $1,374, which is expected to be recognized over a weighted-average mid-point period of 1.0 years.
     The weighted average grant date fair value of restricted stock awards, as determined under SFAS 123R, granted during the three and six months ended June 30, 2006 was $14.69 and $14.30 per share, respectively. The total fair value of restricted shares vested during the three and six months ended June 30, 2006 was $148 and $721, respectively. As of June 30, 2006, the total unrecognized compensation cost related to restricted stock awards was $2,258, which is expected to be amortized over a weighted-average mid-point period of 1.1 years.
     Information regarding outstanding and exercisable stock options as of June 30, 2006, is as follows:

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share amounts)

	Options Outstanding				Options Exercisable
			Weighted				Weighted
		Weighted	Average			Weighted	Average
		Average	Remaining			Average	Remaining
Range of	Number	Exercise	Contractual	Intrinsic	Number	Exercise	Contractual	Intrinsic
Exercise Prices	of Options	Price	Life	Value	of Options	Price	Life	Value
$ 3.13 — $ 7.50	344,060	$5.08	3.21	$2,911	344,060	$5.08	3.21	$2,911
$ 7.51 — $13.68	728,505	8.90	4.75	3,380	188,505	8.79	4.25	896
$13.69 — $18.60	67,210	17.17	6.71	—	44,541	17.75	5.91	—
$18.61 — $24.50	20,000	21.83	5.70	—	20,000	21.83	5.70	—

	1,159,775	8.47	4.42	$6,291	597,106	7.76	3.82	$3,807

NOTE 5. SUPPLEMENTAL BALANCE SHEET INFORMATION
     The composition of selected balance sheet accounts is as follows:

	June 30,	December 31,
	2006	2005
Property, plant and equipment, net:
Machinery and equipment	$31,905	$31,307
Leasehold improvements	1,916	1,011

Property, plant and equipment	33,821	32,318
Less accumulated depreciation	(21,637)	(20,066)

Property, plant and equipment, net	$12,184	$12,252

Other noncurrent assets:
Deferred tax asset	$3,916	$3,916
Unbilled expenditures and fees on contracts in process	824	1,549
Equity investment	713	719
Other	2,176	2,175

Other noncurrent assets	$7,629	$8,359

Accrued compensation and employee benefits:
Accrued pension liability	$5,220	$5,818
Accrued vacation	5,208	4,705
Other	7,500	8,238

Accrued compensation and employee benefits	$17,928	$18,761

Other accrued expenses:
Accrued income taxes	$—	$2,433
Other	3,880	3,959

Other accrued expenses	$3,880	$6,392

Other long-term liabilities:
Deferred gain on sale of building	$5,739	$6,158
Accrued pension liability	6,286	5,328
Other	4,532	6,022

Other long-term liabilities	$16,557	$17,508

NOTE 6. INVESTMENTS AVAILABLE FOR SALE
     At December 31, 2005, 74,724 Lucent Technologies (“Lucent”) shares were held in escrow for indemnification related to Lucent’s 2004 acquisition of Telica, Inc., which the Company obtained an ownership interest in prior to Lucent’s acquisition. Prior to the acquisition of Telica by Lucent, the Company carried the Telica shares at $0, as there was no readily determinable market value for them. During the first quarter of 2006, the shares held in escrow were released to the Company. The Company subsequently sold all of the shares during the first quarter of 2006 and realized a gain of $211 included in Other Income in the Company’s Condensed Consolidated Statement of Operations.
     On June 27, 2005, the Company sold 672,518 Lucent shares for $2.0 million, net of transaction costs, realizing a pretax gain on the sale of $2.0 million. The gain on the sale of the Lucent shares is included in Other Income in the Company’s Condensed Consolidated Statements of Operations for both the three and six month periods ended June 30, 2005.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share amounts)
NOTE 7. GOODWILL AND INTANGIBLE ASSETS
     Components of the Company’s identifiable intangible assets are as follows:

	June 30, 2006		December 31, 2005
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Customer relationships	$12,800	$(5,725)	$14,200	$(5,720)
Non-competition agreements	—	—	1,740	(1,740)

	$12,800	$(5,725)	$15,940	$(7,460)

     During the first quarter of 2006, the Company reduced the cost basis and related accumulated amortization of fully amortized intangible assets. The Company recorded amortization expense for its identifiable intangible assets of $703 and $765 for the three months June 30, 2006 and 2005, respectively, and $1,405 and $1,519, respectively, for the six months then ended. Estimated amortization expense on the Company’s identifiable intangible assets for the remaining four fiscal years is as follows:

Remainder of 2006	$1,404
2007	$2,602
2008	$2,038
2009	$1,031
     There were no changes in the carrying amount of goodwill for the three or six months ended June 30, 2006. The carrying amount of goodwill of $63,055 at June 30, 2006 and December 31, 2005 was included in the Systems and Services segment.
NOTE 8. INCOME TAXES
     For the six months ended June 30, 2006, the effective income tax rate was 43.7% compared to 40.5% for the year ended December 31, 2005. The increase in the 2006 tax rate reflects the implementation of SFAS 123R for certain stock awards, a lower state investment tax credit, a lower overall state effective tax rate due to the recently implemented State of Ohio Commercial Activity Tax, but a higher graduated federal tax rate on anticipated higher taxable profit.
     Deferred taxes on unbilled receivables totaled approximately $14 million at June 30, 2006 compared to $19 million at December 31, 2005. The decrease in deferred taxes resulted from a reduction in tax deferred unbilled costs and fees and tax payments related to the Company’s settlement of its 2002 and 2003 income tax audits. The Company paid approximately $9 million in income taxes in the first half of 2006 and currently anticipates additional income tax payments of approximately $6 million in the second half of 2006. The Internal Revenue Service (“IRS”) also has initiated an audit of the Company’s 2004 income tax return. The IRS continues to challenge the deferral of income for tax purposes related to the Company’s unbilled receivables including the applicability of a Letter Ruling issued by the IRS to the Company in January 1976 which granted to the Company deferred tax treatment of its unbilled receivables. The Company has requested and the IRS has agreed to allow this issue to be elevated to the IRS National Office for determination. While the outcome of the audit will not be known for several months and remains uncertain, the Company may incur interest expense, the Company’s deferred tax liabilities may be reduced and income tax payments may be increased substantially in future periods.
NOTE 9. DEFINED BENEFIT PENSION PLAN
     The components of net periodic benefit cost for the Company’s defined benefit pension plan are below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Interest cost	$1,002	$997	$2,004	$1,994
Expected return on plan assets	(1,262)	(1,083)	(2,524)	(2,166)
Recognized acturial loss	440	397	880	793

Net periodic benefit cost	$180	$311	$360	$621

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share amounts)
     The Company’s defined benefit pension plan is frozen. No credit is earned for current service and no new participants are eligible to enter the plan; accordingly, the net periodic benefit costs do not include any charges for service cost. The Company currently anticipates making contributions of approximately $5,200 in the second half of 2006 to fund its pension plan.
NOTE 10. FINANCING ARRANGEMENTS
     Through the second quarter of 2006, the Company borrowed against its revolving credit facility for general corporate purposes. Effective March 31, 2006, the Company entered into an amendment to the September 1, 2004 secured financing agreement (“facility”) which released the bank group’s security interest in the assets of the Company. The September 1, 2004 facility, as amended, is now an unsecured financing agreement. The Company’s outstanding debt was as follows:

	Outstanding	Interest
	Principal	Rate	Interest Rate Option and Election Date
June 30, 2006
Acquisition term loan	$19,171	6.90%	90-day LIBOR Rate option elected on May 1, 2006
Revolver	4,225	8.25%	Base Rate option elected on June 30, 2006

Total Debt	23,396
Less: Current portion of long-term debt	(7,857)

Long-term debt	$15,539

December 31, 2005
Acquisition term loan	$23,100	6.17%	180-day LIBOR Rate option elected on August 1, 2005
Acquisition term loan	2,312	7.25%	Base Rate option elected on December 30, 2005

Total Debt	25,412
Less: Current portion of long-term debt	(10,170)

Long-term debt	$15,242

     On June 30, 2006, the Company entered into a waiver agreement with the bank group for non-compliance with the debt coverage covenant set forth in the facility for the period ended June 30, 2006. The Company has received a commitment letter from the bank group for a three year $50 million revolving credit facility with interest rates and financial covenants similar to the existing facility. Although the Company intends to restructure the existing facility, it has continued to classify the amounts outstanding in accordance with the terms of the current facility. The Company expects to be in full compliance with the new financial covenants, as outlined in the commitment letter.
NOTE 11. BUSINESS SEGMENT, MAJOR CUSTOMERS AND RELATED PARTY INFORMATION
     Business Segment
     The Company has two reportable business segments: Systems and Services, and Metrigraphics.
     The Systems and Services segment provides technical, engineering and information technology services to government customers. The segment is comprised of three operating groups that provide similar services and solutions and are subject to similar regulations. These services and solutions include design, development, operation and maintenance of business intelligence systems, business transformation services, defense program acquisition management services, training and performance support systems and services, automated case management systems and IT infrastructure services.
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
     Results of operations information for the Company’s business are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues from external customers
Systems and Services	$65,720	$74,539	$132,479	$146,378
Metrigraphics	1,558	1,649	3,012	3,352

	$67,278	$76,188	$135,491	$149,730

Gross profit
Systems and Services	$7,367	$11,592	$17,181	$22,625
Metrigraphics	302	352	458	646

	$7,669	$11,944	$17,639	$23,271

Operating Income (Loss)
Systems and Services	$899	$4,440	$3,659	$8,990
Metrigraphics	31	53	(94)	55

	$930	$4,493	$3,565	$9,045

     Major Customers
     Revenues from Department of Defense (“DoD”) customers accounted for approximately 80% and 79% of total revenues in the three months ended June 30, 2006 and 2005, respectively, and approximately 80% and 77%, respectively, in the six months then ended. Revenues earned from two significant DoD customers and related accounts receivable are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
	$	%	$	%	$	%	$	%
Air Force Aeronautical Systems Center	$14,742	22%	$12,452	16%	$26,713	20%	$23,307	16%
Air Force Electronic Systems Center	$5,158	8%	$8,051	11%	$10,505	8%	$15,762	11%
     The outstanding accounts receivable balances of these customers at June 30, 2006 and December 31, 2005, were as follows:

	June 30,	December 31,
	2006	2005
Air Force Aeronautical Systems Center	$4,925	$4,740
Air Force Electronic Systems Center	$2,473	$1,770
     The Company had no other customer in the three or six months ended June 30, 2006 or 2005 that accounted for more than 10% of revenues.
     Related Party
     The Company has a 40% interest in HMR Tech, which it accounts for using the equity method of accounting. This interest was acquired as a result of the Company’s 2002 acquisition of HJ Ford. Accordingly, HMR Tech is considered a related party for all periods subsequent to the acquisition date. Revenues from HMR Tech for the three months ended June 30, 2006 and 2005 were $131 and $127, respectively, and $221 and $366, respectively, for the six months then ended. The amounts due from HMR Tech included in accounts receivable at June 30, 2006 and December 31, 2005, were $35 and $1, respectively.

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
     Recent industry reports, such as the CSIS report published by the Defense Industrial Institution Group, are projecting long-term growth rates in demand by the federal government for professional services of 4-5%. These estimates are, in general, lower than those made a year ago. The company is cognizant of funding challenges facing the federal government and the resulting increase in competitiveness in our industry. Significant contract awards have been and will continue to be delayed and new initiatives have been slow to start. Customers are moving away from General Services Administration and time and materials contracts toward agency sponsored indefinite delivery, indefinite quantity contract vehicles and fixed price contracts and task orders. The Department of Defense seeks to reduce spending on contracted program advisory and assistance services and often is setting this work aside for small businesses. Concurrently, there is increasing demand from federal customers for engineering, training, business transformation, Lean Six Sigma and business intelligence solutions and services. Many federal customers are seeking to streamline their procurement activities by consolidating work under large contract vehicles. The company’s competitive strategy is intended to align with these trends.
     Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No.123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method. In accordance with that transition method, the Company has not restated prior periods for the effect of compensation expense calculated under SFAS 123R. The Company has continued to use the Black-Scholes option-pricing model as the most appropriate method for determining the estimated fair value of all applicable awards. Compensation expense for all share-based equity awards is being recognized on a straight-line basis over the vesting period of the award. The adoption of SFAS 123R had an impact of $0.4 million through the second quarter of 2006, net of a cumulative effect of accounting change of $0.1 million recorded during the first quarter of 2006. The Company estimates SFAS 123R expense to be approximately $0.3 million in the third quarter of 2006 and approximately $1.1 million for fiscal year 2006. During the six months ended June 30, 2006, total share-based compensation was $1.0 million, compared to $0.5 million in the same period in 2005 which only included share-based compensation for restricted stock awards. As of June 30, 2006, the total unrecognized compensation cost related to stock options was $1.4 million, which is expected to be recognized over a weighted-average period of 1.0 years, and the total unrecognized compensation cost related to restricted stock awards was $2.3 million, which is expected to be amortized over a weighted-average period of 1.1 years.
     Operating income for the three months ended June 30, 2006 and 2005 was $0.9 million and $4.5 million, respectively, and $3.6 million and $9.0 million, respectively, for the six months then ended. The operating margin for the three months ended June 30, 2006 and 2005 was 1.4% of total revenue and 5.9% of total revenue, respectively, and 2.6% and 6.0%, respectively, for the six months then ended. The decline in operating income was primarily due to a decline in revenue, one-time costs related to cost reduction actions implemented during the second quarter of 2006, higher costs associated with business development and bid and proposal activities and costs associated with the adoption of SFAS 123R. On May 1, 2006, the Company was notified that the current contract coverage with the Air National Guard would expire in May 2006. Revenue recorded under this contract for fiscal year 2005 was $15.0 million and $1.8 million and $6.3 million for the three and six months ended June 30, 2006, respectively. During the second quarter of 2006, the Company implemented a cost reduction plan to bring indirect spending back in line with revenue projections for fiscal 2006. Costs related to a reduction of workforce recorded in the three and six months ended June 30, 2006 reduced operating income by $0.9 million and $1.0 million, respectively.

     The Company has two reportable business segments: Systems and Services, and Metrigraphics. The Systems and Services segment accounted for 97.8% of total revenue and the Metrigraphics segment accounted for 2.2% of total revenue for the six months ended June 30, 2006.
Results of Operations
     Operating results expressed as a percentage of segment and total revenue are as follows:

	Three Months Ended June 30,
	2006		2005
	$ millions	%	$ millions	%
Contract revenue	$65.7	97.7%	$74.5	97.8%
Product sales	$1.6	2.3%	$1.6	2.2%
Total revenue	$67.3	100.0%	$76.2	100.0%

Gross profit on contract revenue (1)	$7.4	11.2%	$11.6	15.6%
Gross profit on product sales (1)	$0.3	19.4%	$0.4	21.3%
Total gross profit (1)	$7.7	11.4%	$11.9	15.7%

Selling, general and administrative	$6.0	9.0%	$6.7	8.8%
Amortization of intangible assets	$0.7	1.0%	$0.8	1.0%
Operating income	$0.9	1.4%	$4.5	5.9%
Interest expense, net	$(0.6)	(0.8)%	$(1.0)	(1.4)%
Other income, net	$—	—	$2.1	2.7%
Provision for income taxes	$(0.2)	(0.3)%	$(2.3)	(3.0)%
Net income	$0.2	0.3%	$3.3	4.3%

	Six Months Ended June 30,
	2006		2005
	$ millions	%	$ millions	%
Contract revenue	$132.5	97.8%	$146.4	97.8%
Product sales	$3.0	2.2%	$3.4	2.2%
Total revenue	$135.5	100.0%	$149.7	100.0%

Gross profit on contract revenue (1)	$17.2	13.0%	$22.6	15.5%
Gross profit on product sales (1)	$0.5	15.2%	$0.6	19.3%
Total gross profit (1)	$17.6	13.0%	$23.3	15.5%

Selling, general and administrative	$12.7	9.4%	$12.7	8.5%
Amortization of intangible assets	$1.4	1.0%	$1.5	1.0%
Operating income	$3.6	2.6%	$9.0	6.0%
Interest expense, net	$(1.1)	(0.8)%	$(2.1)	(1.4)%
Other income, net	$0.4	0.3%	$2.1	1.4%
Provision for income taxes	$(1.2)	(0.9)%	$(3.7)	(2.4)%
Net income	$1.7	1.2%	$5.4	3.6%

(1)	These amounts represent a percentage of contract revenues, product sales and total revenues, respectively.
Revenues
     The Company reported total revenues of $67.3 million and $76.2 million in the second quarters of 2006 and 2005, respectively. The revenues for the second quarter of 2006 represent a decrease of $8.9 million, or 11.7%, from the same period in 2005. The Company’s revenues for the six months ended June 30, 2006 and 2005 were $135.5 million and $149.7 million, respectively.
Contract Revenues

     Contract revenues in the Company’s Systems and Services segment represent 97.7% and 97.8% of total revenues in the second quarter of 2006 and 2005, respectively. Systems and Services revenues were $65.7 million and $74.5 million in the three months ended June 30, 2006 and 2005, respectively, and $132.5 million and $146.4 million, respectively, in the six months then ended. The Company’s Systems and Services revenues were earned from the following sectors (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
National defense and intelligence agencies	$53.5	$60.0	$108.5	$116.0
Federal civilian agencies	9.0	8.6	16.3	17.8
State and local government agencies	3.0	5.3	7.3	11.0
Other	0.2	0.6	0.4	1.6

	$65.7	$74.5	$132.5	$146.4

     National defense and intelligence agency revenues for the 2006 periods were lower than the comparable periods due to curtailment of work with the Air National Guard, reduced work with the Air Force Electronics Systems Center and the loss of the Office of the Assistant Secretary of Defense for Public Affairs work in October 2005. Revenues from state and local government agencies decreased primarily due to a reduction in the work performed under the Company’s contract with the State of Ohio, under which a significant portion of the development work has been completed. Also, during the second quarter the Company had a six week delay in a project that extended into the third quarter of 2006.
     The Company’s contract with the Air Force Aeronautical Systems Center (“ASC”), which provided approximately $26.7 million of revenues in the six months ended June 30, 2006, was subject to re-competition in 2006 as the Consolidated Acquisition of Professional Services (“CAPS’) contract. The competition for prime contract awards was restricted to small businesses. The Company participated in the competition through HJ Ford, its wholly owned subsidiary. HJ Ford along with HMR Tech has formed a small business joint venture for this competition as. HJ Ford and HMR Tech are participants in the U.S. Small Business Administration Mentor Protégé program. During the second quarter of 2006, a joint venture formed by the company’s wholly owned subsidiary, HJ Ford, and a small business, was awarded a CAPS contract. The Company anticipates task order competitions under this contract over the next twelve months. The company is well positioned to retain its base of services provided by HJ Ford employees and compete for new business. The Company derived approximately $24 million of annual revenues from work performed by subcontractors under the Company’s prime contract with the ASC in the previous year. Upon completion of the transition of task orders from the current contract to the new CAPS contract, it is anticipated that the Company’s current subcontractors would contract directly with the joint venture prime contractor entity. As a result it is estimated that upon the completion of the task order transitions, the Company’s annual revenue will be reduced by approximately $24 million while positively affecting the profit margin of the remaining revenue.
     The Company’s contract with the Air Force Electronic Systems Center (“ESC”), which provided approximately $10.5 million of revenues in the six months ended June 30, 2006, is subject to re-competition. The services provided under the Company’s contract are currently expected to be procured by the ESC under two new contract vehicles, the Professional Acquisition Support Services contract and the Engineering Technical Administration Support Services contract. The Company expects to participate in the competitions for these contracts as a subcontractor. It is anticipated that the government contract awards and initial task order transitions will occur in late 2006. The full year revenue impact of moving from a prime contractor to a sub-contractor role is anticipated to be an approximate $11 million revenue reduction with no material effect on operating profit. There can be no assurance that the Company will be successful in receiving these contract awards.
     Revenues by contract type as a percentage of Systems and Services revenues were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Time and materials	61%	57%	61%	56%
Cost reimbursable	20%	20%	20%	20%
Fixed price, including service type contracts	19%	23%	19%	24%

	100%	100%	100%	100%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Prime contract	69%	66%	68%	68%
Sub-contact	31%	34%	32%	32%

	100%	100%	100%	100%

     Product Sales
     Product sales for the Company’s Metrigraphics segment represent 2.3% and 2.2% of total revenues in the second quarter of 2006 and 2005, respectively. Metrigraphics sales were $1.6 million in both the three months ended June 30, 2006 and 2005 and $3.0 million and $3.4 million, respectively, in the six months then ended. The decrease in the six months from prior year period was primarily due to a temporary reduction in orders from a customer who is automating its processes.
     Funded Backlog
     The Company’s funded backlog was $128.9 million at June 30, 2006, $144.6 million at December 31, 2005 and $154.3 million at June 30, 2005. The Company expects that substantially all of its backlog will generate revenue during the subsequent twelve month period.
     The funded backlog generally is subject to possible termination at the convenience of the contracting party. A portion of the Company’s funded backlog is based on annual purchase contracts and subject to annual governmental approvals or appropriations legislation. The amount of backlog as of any date may be affected by the timing of order receipts and associated deliveries.
Gross Profit
     The Company’s total gross profit was $7.7 million for the three months ended June 30, 2006, compared to $11.9 million in the same period in 2005, resulting in a gross margin of 11.4% and 15.7% for the second quarters of 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005, the total gross profit was $17.6 million and $23.3 million, respectively, resulting in a gross margin of 13.0% and 15.5%, respectively.
     The Company’s gross profit on contract revenue was $7.4 million and $11.6 million for the three months ended June 30, 2006 and 2005, respectively, and $17.2 million and $22.6 million, respectively, in the six months then ended. The decline in gross profit resulted in a gross margin of 11.2% and 15.6% in the three months ended June 30, 2006 and 2005, respectively, and 13.0% and 15.5%, respectively, for the six months then ended. The decline in gross profit was primarily attributable to a decline in revenue and increases in indirect costs including costs related to a reduction in workforce, an increase in business development efforts and share-based compensation. Costs related to a reduction of workforce recorded in the three and six months ended June 30, 2006 reduced gross profit by $0.7 million and $0.8 million, respectively. Share-based compensation costs reduced gross profit by $0.3 million and $0.6 million in the three and six months ended June 30, 2006, respectively. The comparison for the three month period ended June 30, 2006 also reflects a 1 point decline in direct margin in the most recent quarter ended, compared with the same period a year ago. The company anticipates continuation of the lower direct margin and the increased level of investment in business development, bid and proposal activities.
     The Company’s gross profit on product sales was $0.3 million and $0.4 million for the three months ended June 30, 2006 and 2005, respectively, and $0.5 million and $0.6 million, respectively, in the six months then ended. The slight decline in gross profit was primarily attributable to a lower level of orders. This resulted in a decline in gross margin to 19.4% from 21.3% in the three months ended June 30, 2006 and 2005, respectively, and 15.2% and 19.3%, respectively, for the six months then ended.
Selling, general and administrative expenses

     The Company’s total selling, general and administrative expenses were $6.0 million and $6.7 million in the three months ended June 30, 2006 and 2005, respectively, and $12.7 for both the six months then ended. Selling, general and administrative expenses as a percent of total revenue in the three months ended June 30, 2006 and 2005 was 9.0% and 8.8%, respectively, and 9.4% and 8.5%, respectively, for the six months then ended. The selling, general and administrative expenses for the three months ended June 30, 2006 are lower than the same period in 2005 as a result of a reduced level of employee benefit costs, partially offset by cost reduction actions initiated at the beginning of the second quarter of 2006. Selling, general and administrative expenses included $0.2 million of costs related to a reduction of workforce recorded in the three months ended June 30, 2006. Selling, general and administrative expenses also included charges of $0.3 million for both the three months ended June 30, 2006 and 2005, respectively, and $0.6 million and $0.5 million, respectively, for the six months then ended, which were related to share-based compensation expenses.
Amortization of intangible assets
     Amortization expense was $0.7 million and $0.8 million in the three months ended June 30, 2006 and 2005, respectively, and $1.4 million and $1.5 million, respectively, for the six months then ended. Amortization expense relates to intangible assets acquired in the Company’s 2004 acquisition of Impact Innovations Group LLC and is included in the Systems and Services segment. The remaining amortization expense for the current fiscal year will be approximately $1.4 million.
Interest expense, net
     The Company incurred interest expense of $0.6 million and $1.0 million in the three months ended June 30, 2006 and 2005, respectively, and $1.1 million and $2.1 million, respectively, for the six months then ended. The decrease in interest expense in 2006 was primarily due to lower average borrowings. An increase in one percentage point in the Company’s rates would result in approximately $0.2 million of additional interest expense on an annual basis. Interest income in both the three and six months ended June 30, 2006 and 2005 was immaterial.
Other income, net
     The Company recorded net other income of $2.1 million in the three months ended June 30, 2005, and $0.4 million and $2.1 million, respectively, in the six months ended June 30, 2006 and 2005. The current year six month amount and the prior year three and six month amounts included $0.2 million and $2.0 million, respectively, of realized gains resulting from the sale of Lucent Technologies shares during those periods.
Income tax provision
     The Company recorded income tax provisions of $0.2 million, or 53.2% of pre-tax income, and $2.3 million, or 40.7% of pre-tax income, in the three months ended June 30, 2006 and 2005, respectively. The income tax provision for the six months ended June 30, 2006 and 2005 was $1.2 million, or 43.7% of pre-tax income, and $3.7 million, or 40.5% of pre-tax income, respectively. The increase in the 2006 tax rate reflects the implementation of SFAS 123R for certain stock awards, a lower state investment tax credit, a lower overall state effective tax rate due to the recently implemented State of Ohio Commercial Activity Tax, but a higher graduated federal tax rate on anticipated higher taxable profits. The 2006 rate increased from the 2005 full year-end rate of 40.5%.
LIQUIDITY AND CAPITAL RESOURCES
     At June 30, 2006 and December 31, 2005, the Company had cash and cash equivalents aggregating $0.3 million and $1.0 million, respectively. The decrease in cash and cash equivalents is primarily the result of $1.3 million and $0.7 million, respectively, of net cash used in investing and financing activities, partially offset by $1.3 million in net cash provided by operating activities.
     Operating activities

     Cash provided by operating activities totaled $1.3 million for the first half of 2006, and is primarily attributable to cash provided by total receivables (including unbilled amounts); partially offset by cash used in accounts payable, accrued expenses and prepaid expenses.
     Total accounts receivable and current and noncurrent unbilled expenditures and fees on contracts in process were $83.1 million and $94.7 million at June 30, 2006 and December 31, 2005, respectively. Billed accounts receivable increased $2.9 million in the six months ended June 30, 2006, while unbilled amounts decreased $14.5 million in the aggregate. Total accounts receivable (including unbilled amounts) days sales outstanding, or DSO, was 111 days at June 30, 2006 and 119 days at December 31, 2005.
     The decrease in unbilled expenditures and fees has resulted from a reduction in unfunded costs and acceleration of the receipt of invoices from subcontractors. At June 30, 2006, the unbilled receivables balance included $13.8 million related to the Company’s contract with the State of Ohio. Under the current terms of the contract, invoicing did not begin until 2005 in accordance with anticipated completion of contract milestones.
     At June 30, 2006, deferred taxes on unbilled receivables totaled approximately $14 million compared to approximately $19 million at December 31, 2005. The decrease in deferred taxes resulted from a reduction in tax deferred unbilled costs and fees and tax payments related to the Company’s settlement of its 2002 and 2003 income tax audits. The Company paid approximately $9 million in income taxes in the first half of 2006 and currently anticipates additional income tax payments of approximately $6 million in the second half of 2006. The Internal Revenue Service (“IRS”) also has initiated an audit of the Company’s 2004 income tax return. The IRS continues to challenge the deferral of income for tax purposes related to the Company’s unbilled receivables including the applicability of a Letter Ruling issued by the IRS to the Company in January 1976 which granted to the Company deferred tax treatment of its unbilled receivables. The Company has requested and the IRS has agreed to allow this issue to be elevated to the IRS National Office for determination. While the outcome of the audit will not be known for several months and remains uncertain, the Company may incur interest expense, the Company’s deferred tax liabilities may be reduced and income tax payments may be increased substantially in future periods.
     Stock compensation expense increased to $1.0 million in the first half of 2006, from $0.5 million in the same period last year. The Company adopted the provisions of SFAS 123R beginning January 1, 2006, the first day of the first quarter of fiscal 2006. The Company estimates total share-based compensation expense to be approximately $0.6 million in the third quarter of 2006 and approximately $2.3 million for fiscal year 2006.
     Non-cash amortization expense of the Company’s acquired intangible assets was $1.4 million and $1.5 million in the first half of 2006 and 2005, respectively. The Company anticipates that non-cash expense for the amortization of intangible assets, excluding business acquisitions, if any, will remain at a quarterly level of approximately $0.7 million throughout 2006.
     The Company currently anticipates making contributions of approximately $5.2 million in the second half of 2006 to fund its pension plan.
Investing activities
     Net cash used in investing activities was $1.3 million in the first half of 2006. The net cash used primarily comprised of capital expenditures aggregating $1.6 million, partially offset by $0.2 million of proceeds from the sale of Lucent shares. The Company’s capital expenditures are expected to approximate $4 million in 2006.
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

Financing activities
     Net cash used in financing activities was $0.7 million in the first half of 2006. This amount represents principal payments under the acquisition term loan of $6.2 million, partially offset by $4.2 million of net borrowings under the revolving credit agreement and $1.1 million of proceeds from the issuance of common stock through the exercises of stock options and employee stock purchase plan transactions.
     The average daily borrowing on the Company’s revolving credit facility for the first half of 2006 was $7.7 million at a weighted average interest rate of 7.66%. At June 30, 2006, the outstanding balance of the revolver was $4.2 million with an interest rate of 8.25%.
     During the first half of 2006, the Company made payments on its acquisition term loan which included $6.2 million of principal payments. The remaining scheduled principal payments for the current fiscal year will be approximately $3.9 million. Effective March 31, 2006, the Company entered into an amendment to the September 1, 2004 secured financing agreement (“facility”) which released the bank group’s security interest in the assets of the Company. The September 1, 2004 facility, as amended, is now an unsecured financing agreement. On June 30, 2006, the Company entered into a waiver agreement with the bank group for non-compliance with the debt coverage covenant set forth in the facility for the period ended June 30, 2006. The Company has received a commitment letter from the bank group for a three year $50 million revolving credit facility with interest rates and financial covenants similar to the existing facility. Although the Company intends to restructure the existing facility, it has continued to classify the amounts outstanding in accordance with the terms of the current facility. The Company expects to be in full compliance with the financial covenants, as outlined in the commitment letter. For further discussion of the risks associated with our financing activities, see Part II, Item 1A “Risk Factors”, of this Quarterly Report on Form 10-Q.
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
     Based upon its present business plan and operating performance, the Company believes that cash provided by operating activities, combined with amounts available for borrowing under the revolver, will be adequate to fund the capital requirements of its existing operations during 2006 and for the foreseeable future. In the event that the Company’s current capital resources are not sufficient or available to fund requirements, the Company believes its access to additional capital resources would be sufficient to meet its needs. However, the development of adverse economic or business conditions could significantly affect the need for and availability of capital resources.
RECENT ACCOUNTING PRONOUNCEMENTS
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently analyzing the effects FIN 48 may have on its financial statements.
     In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires the measurement and recognition of compensation expense based on estimated fair value for all share-based payment awards including stock options, employee stock purchases under employee stock purchase plans, non-vested share awards (restricted stock) and stock appreciation rights. SFAS 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the SEC issued Staff Accounting Bulletin No. 107, which provided the Staff’s views regarding implementation issues related to SFAS 123R.
     The Company adopted the provisions of SFAS 123R using the modified prospective transition method beginning January 1, 2006, the first day of the first quarter of fiscal 2006. In accordance with that transition method, the

Company has not restated prior periods for the effect of compensation expense calculated under SFAS 123R. The Company has continued to use the Black-Scholes option-pricing model as the most appropriate method for determining the estimated fair value of all applicable awards. Compensation expense for all share-based equity awards is being recognized on a straight-line basis over the vesting period of the award. The adoption of SFAS 123R also requires additional accounting related to income taxes and earnings per share as well as additional disclosure related to the cash flow effects resulting from share-based compensation. The adoption of SFAS 123R had an unfavorable pre-tax impact of $0.4 million, net of a pre-tax cumulative benefit of accounting change of $0.1 million, on the Company’s condensed consolidated financial statements for the six months ended June 30, 2006, and is expected to continue to impact our financial statements in the foreseeable future.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company is subject to interest rate risk associated with our acquisition term loan and revolver, where interest payments are tied to either the LIBOR or prime rate. The interest rate on the acquisition term loan under three LIBOR borrowings was 6.90% at June 30, 2006. The interest rate on the revolver was 8.25% at June 30, 2006, under the Base Rate option. At any time, a modest rise in interest rates could have an adverse effect on net income as reported in the Company’s Consolidated Statements of Operations. An increase of one full percentage point in the interest rate on the Company’s acquisition term loan and revolver would result in increases in annual interest expense aggregating $0.2 million.
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

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
     As a defense contractor, the company is subject to many levels of audit and review from various government agencies, including the Defense Contract Audit Agency, various inspectors general, the Defense Criminal Investigation Service, the Government Accountability Office, the Department of Justice and congressional committees. Both related to and unrelated to its defense industry involvement, the company is, from time to time, involved in audits, lawsuits, claims, administrative proceedings and investigations. The company accrues for liabilities associated with these activities when it becomes probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company is a party to or has property subject to litigation and other proceedings referenced in “Note 12, Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements (Unaudited) included in this Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Except as noted therein, the Company does not presently believe it is reasonably likely that any of these matters would have a material adverse effect on the company’s business, financial position, results of operations or cash flows. The company’s evaluation of the likelihood of expenditures related to these matters is subject to change in future periods, depending on then current events and circumstances, which could have material adverse effects on the company’s business, financial position, results of operations and cash flows
     See the “Legal Proceedings” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for a detailed description of previously reported actions.
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
     The Company’s contract with the Air Force Aeronautical Systems Center (“ASC”), which provided approximately $26.7 million of revenues in the six months ended June 30, 2006, was subject to re-competition in 2006 as the Consolidated Acquisition of Professional Services (“CAPS’) contract. The competition for prime contract awards was restricted to small businesses. The Company participated in the competition through HJ Ford, its wholly owned subsidiary. HJ Ford along with HMR Tech has formed a small business joint venture for this competition as. HJ Ford and HMR Tech are participants in the U.S. Small Business Administration Mentor Protégé program. During the second quarter of 2006, a joint venture formed by the company’s wholly owned subsidiary, HJ Ford, and a small business, was awarded a CAPS contract. The Company anticipates task order competitions under this contract over the next twelve months. The company is well positioned to retain its base of services provided by HJ Ford employees and compete for new business. The Company derived approximately $24 million of annual revenues from work performed by subcontractors under the Company’s prime contract with the ASC in the previous year. Upon completion of the transition of task orders from the current contract to the new CAPS contract, it is anticipated that the Company’s current subcontractors would contract directly with the joint venture prime contractor entity. As a result it is estimated that upon the completion of the task order transitions, the Company’s annual revenue will be reduced by approximately $24 million while positively affecting the profit margin of the remaining revenue.
     The Company’s contract with the Air Force Electronic Systems Center (“ESC”), which provided approximately $10.5 million of revenues in the six months ended June 30, 2006, is subject to re-competition. The services provided under the Company’s contract are currently expected to be procured by the ESC under two new contract vehicles, the Professional Acquisition Support Services contract and the Engineering Technical Administration Support Services contract. The Company expects to participate in the competitions for these contracts as a subcontractor. It is anticipated that the government contract awards and initial task order transitions will occur in late 2006. The full year revenue impact of moving from a prime contractor to a sub-contractor role is anticipated to be an approximate $11 million revenue reduction with no material effect on operating profit. There can be no assurance that the Company will be successful in receiving these contract awards.
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
Our Financing Requirements May Increase and We Could Have Limited Access to Capital Markets.
     While we believe that our current resources and access to capital markets are adequate to support operations over the near term and foreseeable future, we cannot assure you that these circumstances will remain unchanged. Our need for capital is dependent on operating results and may be greater than expected. Our ability to maintain our current sources of debt financing depends on our ability to remain in compliance with certain covenants contained in our financing agreements, including, among other requirements, maintaining a minimum total net worth and minimum cash flow and debt coverage ratios. During our quarterly calculations of debt coverage ratios for the first fiscal quarter of 2006, we determined that we did not expect to maintain the ratio of consolidated operating cash flow to total debt service required by our financing agreements for the second, third and fourth quarters of fiscal 2006. On June 30, 2006, we entered into a waiver agreement with the bank group for non-compliance with the debt coverage covenant set forth in the facility for the period ended June 30, 2006. We have received a commitment letter from the bank group for a three year $50 million revolving credit facility with interest rates and financial covenants similar to our existing financing agreements. Although there can be no assurance, we expect to enter into the new financing agreements with our bank group during the third quarter of fiscal 2006. However, if we are unable to enter into the new financing agreements during the third quarter of fiscal 2006 or obtain a waiver of our debt coverage ratio from our bank group for third quarter of fiscal 2006, we anticipate that we would be in default of our financing arrangements as of September 30, 2006. In addition, if changes in capital markets restrict the availability of funds or increase the cost of funds, we may be required to modify, delay or abandon some of our planned expenditures, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
     Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the first and second quarter of 2006.

				Approximate
			Total Number	Dollar Value
			of Shares	of Shares that
			Purchased as	May Yet Be
			Part of	Purchased
	Total Number	Average	Publicly	Under the
	of Shares	Price Paid	Announced	Programs
Period	Purchased	Per Share	Programs	(in millions)
January 1, 2006 to January 31, 2006	732	$18.52	—	$—
February 1, 2006 to February 28, 2006	—	—	—	—
March 1, 2006 to March 31, 2006	11,196	13.54	—	—

Total	11,928	$13.85	—	$—

April 1, 2006 to April 30, 2006	127	$14.90	—	$—
May 1, 2006 to May 31, 2006	130	14.65	—	—
June 1, 2006 to June 30, 2006	687	14,09	—	—

Total	944	$14.28	—	$—

     During the three and six months ended June 30, 2006, the Company repurchased 944 shares and 12,872 shares, respectively, that were not part of a publicly announced share repurchase program, representing shares repurchased to cover payroll withholding taxes in connection with the vesting of restricted stock awards.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The Company’s Annual Meeting of Shareholders was held on May 23, 2006. Proxies representing 7,249,277 shares were received. The total shares outstanding as of the March 31, 2006 Record Date were 9,188,867. The following proposals were adopted by the votes specified below:
(a)	The number of votes to elect two Class I directors for a term of three years expiring at the 2009 Annual Meeting of Stockholders and a Class II director for a one-year term expiring at the 2007 Annual Meeting of Stockholders, was as follows:

	Number of	Number of
	Shares Voted	Shares
	For	Withheld
Class I Directors:
Lieutenant General Charles P. McCausland (U.S.A.F., retired)	6,941,897	301,523
General George T. Babbitt, Jr. (U.S.A.F., retired)	7,031,502	211,918
Class II Director:
Mr. Nickolas Stavropoulos	6,861,157	382,263
There were 5,857 shares abstaining from voting for each director and no broker non-voting shares cast. Continuing Class II directors and Class III directors with terms expiring at the 2007 Annual Meeting of Stockholders and 2008 Annual Meeting of Stockholders, respectively, were as follows:
Class II Directors: Mr. Francis J. Aguilar Mr. John S. Anderegg, Jr. Class III Directors: Mr. Kenneth F. Kames Mr. James P. Regan
(b)	Amendments to the Company’s 2000 Employee Stock Purchase Plan (“ESPP”) that provide for an increase in the number of shares of common stock available for issuance under the ESPP by 500,000 shares to a total of 1,300,000 shares. A total of 5,168,800 shares voted in favor of the amendment, 183,510 shares voted against the amendment, 83,318 shares abstained from voting and there were 1,813,649 shares representing broker non-votes.
Item 6. EXHIBITS
The following Exhibits are filed or furnished, as applicable, herewith:
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNAMICS RESEARCH CORPORATION (Registrant)
Date: August 9, 2006	/s/ David Keleher
David Keleher
Senior Vice President and Chief Financial Officer

/s/ Francis Murphy
Francis Murphy
Vice President, Corporate Controller and Chief Accounting Officer