Form 10-Q
period 2006-09-30
DYNAMICS RESEARCH CORP
filed 2006-11-08
CIK 30822

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
     As of October 31, 2006, there were 9,285,620 shares of the registrant’s common stock outstanding.

DYNAMICS RESEARCH CORPORATION
FORM 10-Q
For the Quarterly Period Ended September 30, 2006

Special Note on Factors Affecting Future Results
     This Quarterly Report on Form 10-Q contains forward-looking statements regarding future events and the future results of Dynamics Research Corporation (the “Company”) that are based on current expectations, estimates, forecasts and projections about the industries in which the Company operates and the beliefs and assumptions of the management of the Company. Words such as “expect,” “anticipate,” “target,” “goal,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 under the section entitled “Risk Factors”. The Company undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	September 30,	December 31,
	2006	2005
	(unaudited)	(audited)
Assets
Current assets
Cash and cash equivalents	$584	$1,020
Accounts receivable, net of allowances of $615 at September 30, 2006 and $588 at December 31, 2005	35,372	32,894
Unbilled expenditures and fees on contracts in process	41,070	60,210
Prepaid expenses and other current assets	2,308	1,483

Total current assets	79,334	95,607

Noncurrent assets
Property, plant and equipment, net	11,869	12,252
Goodwill	63,055	63,055
Intangible assets, net	6,373	8,480
Other noncurrent assets	7,046	8,359

Total noncurrent assets	88,343	92,146

Total assets	$167,677	$187,753

Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$—	$10,170
Accounts payable	20,268	25,668
Deferred taxes	12,420	19,825
Accrued compensation and employee benefits	15,094	18,761
Other accrued expenses	3,741	6,392

Total current liabilities	51,523	80,816

Long-term liabilities
Long-term debt, less current portion	21,692	15,242
Other long-term liabilities	14,524	17,508

Total long-term liabilities	36,216	32,750

Total liabilities	87,739	113,566

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.10 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.10 par value; 30,000,000 shares authorized; 9,286,350 and 9,096,893 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	929	910
Capital in excess of par value	46,882	45,571
Unearned compensation	—	(1,850)
Accumulated other comprehensive loss	(10,768)	(10,768)
Retained earnings	42,895	40,324

Total stockholders’ equity	79,938	74,187

Total liabilities and stockholders’ equity	$167,677	$187,753

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Contract revenue	$61,547	$77,334	$194,026	$223,712
Product sales	1,614	1,779	4,626	5,131

Total revenue	63,161	79,113	198,652	228,843

Cost of contract revenue	53,756	64,174	169,054	187,927
Cost of product sales	1,217	1,242	3,771	3,948
Selling, general and administrative expenses	5,559	6,722	18,228	19,429
Amortization of intangible assets	702	760	2,107	2,279

Total operating costs and expenses	61,234	72,898	193,160	213,583

Operating income	1,927	6,215	5,492	15,260
Interest expense, net	(558)	(1,061)	(1,693)	(3,193)
Other income	78	119	429	2,221

Income before provision for income taxes	1,447	5,273	4,228	14,288
Provision for income taxes	526	2,136	1,741	5,787

Income before cumulative effect of accounting change	921	3,137	2,487	8,501
Cumulative benefit of accounting change, net of income taxes of $62	—	—	84	—

Net income	$921	$3,137	$2,571	$8,501

Earnings per common share
Basic
Income before cumulative effect of accounting change	$0.10	$0.35	$0.27	$0.97
Cumulative benefit of accounting change	—	—	0.01	—

Net income	$0.10	$0.35	$0.28	$0.97

Diluted
Income before cumulative effect of accounting change	$0.10	$0.34	$0.26	$0.92
Cumulative benefit of accounting change	—	—	0.01	—

Net income	$0.10	$0.34	$0.27	$0.92

Weighted average shares outstanding
Basic	9,133,552	8,846,245	9,079,601	8,761,800
Diluted	9,395,360	9,264,137	9,424,170	9,208,054
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine months ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income	$2,571	$8,501
Adjustments to reconcile net cash provided by operating activities Depreciation	2,425	2,823
Amortization of intangible assets	2,107	2,279
Stock compensation expense, including cumulative effect of accounting change	1,632	621
Non-cash interest expense	166	98
Amortization of deferred gain on sale of building	(507)	—
Income from equity interest	(169)	(140)
Tax benefit from stock options exercised	—	457
Deferred income taxes	(6,866)	1,135
Gain on sale of investments and long-lived assets, net	(193)	(2,001)
Change in operating assets and liabilities:
Accounts receivable, net	(2,478)	9,058
Unbilled expenditures and fees on contracts in process	19,888	(16,887)
Prepaid expenses and other current assets	(825)	3,993
Accounts payable	(5,400)	6,707
Accrued payroll and employee benefits	(3,667)	(4,944)
Other accrued expenses	(2,835)	131
Other long-term liabilities	(2,477)	(3,574)

Net cash provided by continuing operations	3,372	8,257
Net cash used in discontinued operations	—	(422)

Net cash provided by operating activities	3,372	7,835

Cash flows from investing activities:
Additions to property, plant and equipment	(2,063)	(3,373)
Purchase of business	—	(128)
Proceeds from sale of investments and long-lived assets	214	2,002
Dividends from equity investment	155	60
Increase in other assets	(44)	(156)

Net cash used in investing activities	(1,738)	(1,595)

Cash flow from financing activities:
Net borrowings (repayments) under revolving credit agreement	21,692	(2,111)
Principal payments under loan agreements	(25,412)	(6,268)
Proceeds from the exercise of stock options and issuance of common stock	1,574	2,853
Tax benefit from stock options exercised	158	—
Payments on deferred financing costs	(82)	—

Net cash used in financing activities	(2,070)	(5,526)

Net decrease in cash and cash equivalents	(436)	714
Cash and cash equivalents, beginning of period	1,020	925

Cash and cash equivalents, end of period	$584	$1,639

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
     The Company, through HJ Ford, has a 40% ownership interest in HMRTech, LLC (“HMRTech”), a small disadvantaged business as defined by the Small Business Administration of the United States Government. The Company, also through HJ Ford, has a 40% ownership interest in HMRTech/HJ Ford SBA JV, LLC (“HMRTech/HJ Ford SBA JV”), a joint venture formed with HMRTech. The ownership interests are accounted for using the equity method and reported as a component of other noncurrent assets captioned as “Equity Investments” in the Company’s Condensed Consolidated Balance Sheets.
     In the opinion of management, all material adjustments that are of a normal and recurring nature necessary for a fair presentation of the results for the periods presented have been reflected. All material intercompany transactions and balances have been eliminated in consolidation. The results of the three and nine months ended September 30, 2006 may not be indicative of the results that may be expected for the year ending December 31, 2006. The accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission for the year ended December 31, 2005.
NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
          In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, “Employers’ Accounting for Pensions”, or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 is effective for the Company’s fiscal year ending December 31, 2006. The Company does not expect the adoption of SFAS 158 to have a material impact on its financial statements.
          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for the Company’s fiscal year beginning January 1, 2007, with early adoption permitted. The Company does not expect the adoption of SFAS 157 to have a material impact on its financial statements.
          In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)
qualitative factors are considered, is material. SAB 108 is effective for the Company’s fiscal year ending December 31, 2006, with early application encouraged. The Company does not expect the adoption of SAB 108 to have a material impact on its financial statements.
          In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 sets standards for the accounting for uncertainty in income taxes recognized in an enterprises’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on accounting for tax liability derecognition, classification, interest and penalty recognition, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently analyzing the effects FIN 48 may have on its financial statements.
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires the measurement and recognition of compensation expense based on estimated fair value for all share-based payment awards including stock options, employee stock purchases under employee stock purchase plans, non-vested share awards (restricted stock) and stock appreciation rights. SFAS 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the SEC issued Staff Accounting Bulletin No. 107, which provided the Staff’s views regarding implementation issues related to SFAS 123R.
     The Company adopted the provisions of SFAS 123R using the modified prospective transition method beginning January 1, 2006, the first day of the first quarter of fiscal 2006. In accordance with that transition method, the Company has not restated prior periods for the effect of compensation expense calculated under SFAS 123R. The Company has continued to use the Black-Scholes option-pricing model as the most appropriate method for determining the estimated fair value of all applicable awards. Compensation expense for all share-based equity awards is being recognized on a straight-line basis over the vesting period of the award. The adoption of SFAS 123R also requires additional accounting related to income taxes and earnings per share as well as additional disclosure related to the cash flow effects resulting from share-based compensation. The adoption of SFAS 123R had an unfavorable pre-tax impact of $711, net of a pre-tax cumulative benefit of accounting change of $146, on the Company’s condensed consolidated financial statements for the nine months ended September 30, 2006.
NOTE 3. SHAREHOLDERS’ EQUITY
     Earnings Per Share
     Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. For periods in which there is net income, diluted earnings per share is determined by using the weighted average number of common and dilutive common equivalent shares outstanding during the period.
     Restricted shares of common stock that vest based on the satisfaction of certain conditions are treated as contingently issuable shares until the conditions are satisfied. These shares are excluded from the basic earnings per share calculation and included in the diluted earnings per share calculation.
     Due to their antidilutive effect, approximately 95,000 and 100,300 options to purchase common stock were excluded from the calculation of diluted earnings per share for the three months ended September 30, 2006 and 2005, respectively. Approximately 83,500 and 73,800 options to purchase common stock were excluded from the calculation of diluted earnings per share for the nine months ended September 30, 2006 and 2005, respectively. However, these options could become dilutive in future periods.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)
     The following table illustrates the reconciliation of the weighted average shares outstanding:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Weighted average shares outstanding — Basic	9,133,552	8,846,245	9,079,601	8,761,800
Dilutive effect of stock options and restricted stock grants	261,808	417,892	344,569	446,254

Weighted average shares outstanding — Diluted	9,395,360	9,264,137	9,424,170	9,208,054

Comprehensive Income
     The components of comprehensive income (net of tax) are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income	$921	$3,137	$2,571	$8,501

Adjustments to accumulated other comprehensive income:
Change in unrealized gain (loss) on investments available for sale	—	—	—	(324)
Reclassification adjustment of realized gain included in net income	—	—	—	(1,211)

Adjustments to comprehensive income	—	—	—	(1,535)

Comprehensive income	$921	$3,137	$2,571	$6,966

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
     Pro forma Information for Periods Prior to the Adoption of SFAS 123R
     Prior to the adoption of SFAS 123R, the Company provided the disclosures required under SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures.” Forfeitures of awards were recognized as they occurred. The pro forma information for the three and nine months ended September 30, 2005 was as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
Net income, as reported	$3,137	$8,501
Add: Share-based employee compensation expense included in reported net income, net of related tax effects	121	406
Deduct: Total share-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(256)	(963)

Pro forma net income	$3,002	$7,944

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
Earnings per common share:
As reported:
Basic	$0.35	$0.97
Diluted	$0.34	$0.92
Pro forma:
Basic	$0.34	$0.91
Diluted	$0.32	$0.86
     Impact of the Adoption of SFAS 123R
     The Company adopted SFAS 123R using the modified prospective transition method beginning January 1, 2006. Accordingly, during the nine months ended September 30, 2006, the Company recorded share-based compensation expense for awards granted prior to but not yet vested as of January 1, 2006 as if the fair value method required for pro forma disclosure under SFAS 123 were in effect for expense recognition purposes adjusted for estimated forfeitures. During the first quarter of 2006, the Company recorded a pre-tax cumulative benefit of accounting change of $146 related to estimating forfeitures for restricted stock awards that were unvested as of January 1, 2006. For share-based awards granted after January 1, 2006, the Company recognized compensation expense based on the estimated grant date fair value method required under SFAS 123R. For all awards the Company has recognized compensation expense using a straight-line amortization method. As SFAS 123R requires that share-based compensation expense be based on awards that ultimately vest, estimated share-based compensation for the three and nine months ended September 30, 2006 has been reduced for estimated forfeitures.
     The impact on the Company’s operating income, net income and earnings per share from the adoption of SFAS 123R for the three and nine months ended September 30, 2006 was as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2006
Stock options	$181	$538
ESPP	94	319

Impact on operating income	275	857
Cumulative effect of accounting change	—	(146)

Impact after cumulative effect of accounting change	$275	$711

Impact on net income	$(233)	$(548)
Impact on earnings per common share:
Basic	$(0.03)	$(0.06)
Diluted	$(0.02)	$(0.06)
     Total share-based compensation recorded in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2006 was as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2006
Cost of products and services	$297	$897
Selling, general and administrative	303	881
Cumulative effect of accounting change	—	(146)

Total share-based compensation expense	$600	$1,632

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)
Valuation Assumptions
     The fair value of share-based awards for employee stock option awards and employee stock purchases made under the ESPP was estimated using the Black-Scholes option pricing model. The following weighted average assumptions were used during the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006 (1)	2005 (1)	2006 (1)	2005
Stock Options:
Risk-free interest rate	—	—	—	3.87%
Dividend yield	—	—	—	—
Volatility	—	—	—	66.38%
Expected life in years	—	—	—	6.5
ESPP:
Risk-free interest rate	4.99%	3.48%	4.77%	2.68%
Dividend yield	—	—	—	—
Volatility	21.37%	34.40%	27.14%	32.77%
Expected life in months	3.0	3.0	3.0	3.0

(1)	During the three months ended September 30, 2006 and 2005 and the nine months ended September 30, 2006, the Company did not grant any stock option awards.
     Share-Based Payment Award Activity
     The following table summarizes equity share-based payment award activity for the three and nine months ended September 30, 2006 and 2005:

	Stock Options		Restricted Stock
		Weighted		Weighted
	Awards	Average	Awards	Average
	Outstanding	Exercise Price	Outstanding	Fair Value
Balance at June 30, 2006	1,159,775	$8.47	232,971	$13.14
Granted	—	$—	—	$—
Exercised/Vested	(6,729)	$8.45	(4,526)	$15.88
Cancelled	(3,851)	$18.09	(4,997)	$15.18

Balance at September 30, 2006	1,149,195	$8.44	223,448	$13.04

Balance at December 31, 2005	1,239,393	$8.49	221,816	$13.60
Granted	—	$—	69,900	$14.30
Exercised/Vested	(50,297)	$6.97	(46,933)	$16.89
Cancelled	(39,901)	$12.46	(21,335)	$14.07

Balance at September 30, 2006	1,149,195	$8.44	223,448	$13.04

Balance at June 30, 2005	1,376,113	$8.76	222,719	$13.75
Granted	—	$—	18,280	$15.62
Exercised/Vested	(109,870)	$9.96	—	$—
Cancelled	(14,517)	$18.47	(15,717)	$18.01

Balance at September 30, 2005	1,251,726	$8.54	225,282	$13.61

Balance at December 31, 2004	1,499,105	$8.71	192,408	$12.90
Granted	15,000	$18.57	109,080	$16.41
Exercised/Vested	(163,241)	$9.25	(36,836)	$16.16
Cancelled	(99,138)	$11.90	(39,370)	$16.05

Balance at September 30, 2005	1,251,726	$8.54	225,282	$13.61

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)
     Cash proceeds received, the intrinsic value and the total tax benefits realized resulting from option exercises was as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2006
Amounts realized or received from stock option exercises:
Cash proceeds received	$57	$350
Intrinsic value realized	$31	$203
Income tax benefit realized	$—	$138
     For the nine months ended September 30, 2006, the total tax benefit realized from exercised stock options and ESPP was $158, which was reported as a financing cash inflow in the accompanying Condensed Consolidated Statement of Cash Flows. As of September 30, 2006, the total unrecognized compensation cost related to stock options was $1,189, which is expected to be recognized over a weighted-average period of 0.9 years.
     The weighted average grant date fair value of restricted stock awards, as determined under SFAS 123R, granted during the nine months ended September 30, 2006 was $14.30. The total fair value of restricted shares vested during the three and nine months ended September 30, 2006 was $72 and $793, respectively. As of September 30, 2006, the total unrecognized compensation cost related to restricted stock awards was $1,857, which is expected to be amortized over a weighted-average period of 1.0 years.
     Information regarding outstanding and exercisable stock options as of September 30, 2006, is as follows:

	Options Outstanding				Options Exercisable
			Weighted				Weighted
		Weighted	Average			Weighted	Average
		Average	Remaining			Average	Remaining
Range of	Number	Exercise	Contractual	Intrinsic	Number	Exercise	Contractual	Intrinsic
Exercise Prices	of Options	Price	Life	Value	of Options	Price	Life	Value
$3.13 — $7.50	344,060	$5.08	2.96	$1,676	344,060	$5.08	2.96	$1,676
$7.51 — $13.68	721,609	$8.90	4.52	784	181,609	$8.80	4.06	238
$13.69 — $18.60	63,526	$17.10	6.68	—	41,191	$17.69	5.94	—
$18.61 — $24.50	20,000	$21.83	4.10	—	20,000	$21.83	4.10	—

	1,149,195	$8.44	4.16	$2,460	586,860	$7.69	3.55	$1,914

NOTE 5. SUPPLEMENTAL BALANCE SHEET INFORMATION
     The composition of selected balance sheet accounts is as follows:

	September 30,	December 31,
	2006	2005
Property, plant and equipment, net:
Machinery and equipment	$32,394	$31,307
Leasehold improvements	1,917	1,011

Property, plant and equipment	34,311	32,318
Less accumulated depreciation	(22,442)	(20,066)

Property, plant and equipment, net	$11,869	$12,252

Other noncurrent assets:
Deferred tax asset	$3,377	$3,916
Unbilled expenditures and fees on contracts in process	801	1,549
Equity investments	733	719
Other	2,135	2,175

Other noncurrent assets	$7,046	$8,359

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)

	September 30,	December 31,
	2006	2005
Accrued compensation and employee benefits:
Accrued pension liability	$2,000	$5,818
Accrued vacation	4,819	4,705
Other	8,275	8,238

Accrued compensation and employee benefits	$15,094	$18,761

Other accrued expenses:
Accrued income taxes	$—	$2,433
Other	3,741	3,959

Other accrued expenses	$3,741	$6,392

Other long-term liabilities:
Deferred gain on sale of building	$5,577	$6,158
Accrued pension liability	4,466	5,328
Other	4,481	6,022

Other long-term liabilities	$14,524	$17,508

NOTE 6. INVESTMENT AVAILABLE FOR SALE
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
     On June 27, 2005, the Company sold 672,518 Lucent shares for $2.0 million, net of transaction costs, realizing a pretax gain on the sale of $2.0 million. The gain on the sale of the Lucent shares is included in Other Income in the Company’s Condensed Consolidated Statements of Operations for the nine months ended September 30, 2005.
NOTE 7. GOODWILL AND INTANGIBLE ASSETS
     Components of the Company’s identifiable intangible assets are as follows:

	September 30, 2006		December 31, 2005
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Customer relationships	$12,800	$(6,427)	$14,200	$(5,720)
Non-competition agreements	—	—	1,740	(1,740)

	$12,800	$(6,427)	$15,940	$(7,460)

     During the first quarter of 2006, the Company reduced the cost basis and related accumulated amortization of fully amortized intangible assets by $3,140. The Company recorded amortization expense for its identifiable intangible assets of $702 and $760 for the three months September 30, 2006 and 2005, respectively, and $2,107 and $2,279, respectively, for the nine months then ended. Amortization expense on the Company’s identifiable intangible assets for their remaining useful lives is as follows:

Remainder of 2006	$702
2007	$2,602
2008	$2,038
2009	$1,031

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)
     There were no changes in the carrying amount of goodwill for the three or nine months ended September 30, 2006. The carrying amount of goodwill of $63,055 at September 30, 2006 and December 31, 2005 was included in the Systems and Services segment. The Company will complete its annual assessment of goodwill for possible impairment during the fourth quarter.
NOTE 8. INCOME TAXES
     For the nine months ended September 30, 2006, the effective income tax rate was approximately 41.2% compared to 40.5% for the year ended December 31, 2005. The increase in the 2006 tax rate reflects the implementation of SFAS 123R for certain stock awards and effect of permanent difference due to a lower profit before tax balance partially offset by a lower overall state effective tax rate due to the recently implemented State of Ohio Commercial Activity Tax and realization in the three months ended September 30, 2006 of $0.1 million in favorable state income tax audits and a reduction in overall effective state tax rate.
     Deferred taxes on unbilled receivables totaled approximately $11 million at September 30, 2006 compared to $19 million at December 31, 2005. The decrease in deferred taxes resulted from a reduction in tax deferred unbilled costs and fees and tax payments related to the Company’s settlement of its 2002 and 2003 income tax audits. The Company paid $10.8 million in income taxes in the first nine months of 2006 and currently anticipates additional income tax payments of $3.2 million in the fourth quarter of 2006. The Internal Revenue Service (“IRS”) also has initiated an audit of the Company’s 2004 income tax return. The IRS continues to challenge the deferral of income for tax purposes related to the Company’s unbilled receivables including the applicability of a Letter Ruling issued by the IRS to the Company in January 1976 which granted to the Company deferred tax treatment of its unbilled receivables. The Company has requested and the IRS has agreed to allow this issue to be elevated to the IRS National Office for determination. While the outcome of the audit is not expected to be known for several months and remains uncertain, the Company may incur interest expense, the Company’s deferred tax liabilities may be reduced and income tax payments may be increased substantially in future periods.
NOTE 9. DEFINED BENEFIT PENSION PLAN
     The components of net periodic benefit cost for the Company’s defined benefit pension plan are below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Interest cost	$1,002	$959	$3,006	$2,953
Expected return on plan assets	(1,262)	(1,139)	(3,786)	(3,305)
Recognized actuarial loss	440	334	1,320	1,127

Net periodic benefit cost	$180	$154	$540	$775

     The Company’s defined benefit pension plan is frozen. No credit is earned for current service and no new participants are eligible to enter the plan; accordingly, the net periodic benefit costs do not include any charges for service cost. During the third quarter of 2006 and 2005, the Company made a contribution of $5,220 and $6,191, respectively, to fund its pension plan. Total contributions made through the nine months ended September 30, 2006 and 2005 were $5,220 and $8,084, respectively.
NOTE 10. FINANCING ARRANGEMENTS
     On September 29, 2006, the Company entered into a revolving credit facility (the “2006 facility”) with a bank group to amend and restate the then existing credit facility entered into on September 1, 2004 (as amended, the “2004 facility”). The 2006 facility provides for a $50 million, three-year revolving credit agreement (the “revolver”) for working capital needs. The bank group, led by Brown Brothers Harriman & Co. as a lender and as administrative agent, also includes TD Banknorth, N.A. and Bank of America, N.A.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)
     The outstanding balances on the 2004 facility, which consisted of an acquisition term loan balance of $17.2 million and a revolving credit facility balance of $4.5 million, were paid off and re-borrowed under the revolver as part of the 2006 facility. The fee on the unused portion of the revolver ranges from 0.25% to 0.50% per annum, depending on the Company’s leverage ratio, and is payable quarterly in arrears. The Company has the option of selecting an annual interest rate for the revolver equal to either: (a) the then applicable LIBOR rate plus 1.50% to 2.50% per annum, depending on the Company’s most recently reported leverage ratio; or (b) the Base Rate. The Base Rate means the higher of the base rate as announced from time to time by Brown Brothers Harriman & Co. or the Federal Funds Effective Rate plus one-half percent (.50%) per annum. For those portions of the revolver accruing at the LIBOR rate, the Company has the option of selecting interest periods of 30, 60, 90 or 180 days. The revolver has a three year term and matures on September 29, 2009.
     On an ongoing basis, the 2006 facility requires the Company to meet certain financial covenants, including maintaining a minimum net worth and certain cash flow and debt coverage ratios. The covenants also limit the Company’s ability to incur additional debt, pay dividends, purchase capital assets, sell or dispose of assets, make additional acquisitions or investments, or enter into new leases, among other restrictions. In addition, the 2006 facility provides that the bank group may accelerate payment of all unpaid principal and all accrued and unpaid interest under the 2006 facility, upon the occurrence and continuance of certain events of default, including, among others, the following:
•	Any failure by the Company and its subsidiaries to make any payment of principal, interest and other sums due under the 2006 facility within three (3) calendar days of the date when the payment is due;

•	Any breach by the Company or any of its subsidiaries of certain covenants, representations and warranties;

•	Any default and acceleration of any indebtedness owed by the Company or any of its subsidiaries to any person (other than the bank group) which is in excess of $1,000,000;

•	Any final judgment against the Company or any of its subsidiaries in excess of $1,000,000 which has not been insured to the reasonable satisfaction of Brown Brothers Harriman & Co. as administrative agent;

•	Any bankruptcy (voluntary or involuntary) of the Company or any of its subsidiaries;

•	Any material adverse change in the business or financial condition of the Company and its subsidiaries; or

•	A change in control of the Company, as described in the 2006 facility.
     The Company’s outstanding debt at September 30, 2006 was $21,692 which consisted of net borrowings against the revolver for general corporate purposes. The interest rate was 8.25%, based on the base rate option elected on September 30, 2006. Borrowings under the revolver have been classified as a non-current liability in accordance with the provisions of Emerging Issues Task Force Issue No. 95-22. The Company’s outstanding debt for December 31, 2005 was as follows:

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
Results of operations information for the Company’s business are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues from external customers
Systems and Services	$61,547	$77,334	$194,026	$223,712
Metrigraphics	1,614	1,779	4,626	5,131

	$63,161	$79,113	$198,652	$228,843

Gross profit
Systems and Services	$7,791	$13,160	$24,972	$35,785
Metrigraphics	397	537	855	1,183

	$8,188	$13,697	$25,827	$36,968

Operating income
Systems and Services	$1,806	$5,959	$5,465	$14,949
Metrigraphics	121	256	27	311

	$1,927	$6,215	$5,492	$15,260

     Major Customers
     Revenues from Department of Defense (“DoD”) customers accounted for approximately 80.1% and 80.9% of total revenues in the three months ended September 30, 2006 and 2005, respectively, and approximately 80.0% and 78.6%, respectively, in the nine months then ended.
     Revenues earned from a significant DoD customer and related accounts receivable are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
	$	%	$	%	$	%	$	%
Air Force Aeronautical Systems Center	$12,754	20%	$12,450	16%	$39,467	20%	$34,932	15%
     The outstanding accounts receivable balances of this customer at September 30, 2006 and December 31, 2005, were as follows:

	September 30,	December 31,
	2006	2005
Air Force Aeronautical Systems Center	$2,516	$4,740
     The Company had no other customer in the three or nine months ended September 30, 2006 or 2005 that accounted for more than 10% of revenues.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)
     Related Party
     The Company has a 40% interest in HMRTech and HMRTech/HJ Ford SBA JV, as more fully described in “Note 1, Basis of Presentation”. Revenues from HMRTech for the three months ended September 30, 2006 and 2005 were $90 and $165, respectively, and $311 and $531, respectively, for the nine months then ended. The amounts due from HMRTech included in accounts receivable at September 30, 2006 and December 31, 2005, were $81 and $1, respectively. Revenues recognized by the Company on services provided to the United States Government through HMRTech/HJ Ford SBA JV for both the three and nine months ended September 30, 2006 was $242. The amounts due from HMRTech/HJ Ford SBA JV included in accounts receivable at September 30, 2006 was $117.
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
     On October 26, 2000, two former Company employees were indicted and charged with conspiracy to defraud the United States Air Force, and wire fraud, among other charges, arising out of a scheme to defraud the United States out of approximately $10 million. Both men subsequently pled guilty to the principal charges against them. On October 9, 2003, the United States Attorney filed a civil complaint in the United States District Court for the District of Massachusetts against the Company based in substantial part upon the actions and omissions of the former employees that gave rise to the criminal cases against them. In the civil action, the United States is asserting claims against the Company based on the False Claims Act and the Anti-Kickback Act, in addition to certain common law and equitable claims. The United States Attorney seeks to recover up to three times its actual damages and penalties under the False Claims Act, and double damages and penalties under the Anti-Kickback Act. The United States Attorney also seeks to recover its costs and interest in this action. The Company believes it has substantive defenses to these claims and intends to vigorously defend itself. However, the outcome of this litigation, if unfavorable, could have a material adverse effect on the Company’s business, financial position, results of operations and cash flows.
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
     On June 28, 2005, a suit, characterized as a class action employee suit, was filed in the U.S. District Court for the District of Massachusetts alleging violations of the Fair Labor Standards Act and certain provisions of Massachusetts General Laws. The Company believes that its practices comply with the Fair Labor Standards Act and Massachusetts General Laws. The Company intends to vigorously defend itself and has sought to have the complaint dismissed from District Court and addressed in accordance with the Company’s mandatory dispute resolution program for the arbitration of workplace complaints. On April 10, 2006, the U.S. District Court for the

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)
District of Massachusetts entered an order granting in part the Company’s motion to dismiss the civil action filed against the Company, and to compel compliance with its mandatory dispute resolution program. The Company intends to appeal a portion of the Court’s decision to the effect that a class action waiver set fourth in the dispute resolution program is not enforceable. The outcome of this litigation, if unfavorable, could have a material adverse effect on the Company’s business, financial position, results of operations and cash flows.
NOTE 13. SUBSEQUENT EVENTS
     On October 25, 2006, the Company’s Board of Directors approved actions to proceed with an amendment to remove the 3% annual benefit inflator for active participants in the Company’s defined benefit pension plan (the “Plan”). The removal of the Plan’s inflator fully freezes each participant’s calculated pension benefit as of December 31, 2006. This amendment will decrease the Plan’s projected benefit obligation by approximately $3.1 million as a reduction of the actuarial loss. As a result, net periodic pension cost will be reduced in the fourth quarter of 2006 and in future periods.
     Also on October 25, 2006, the Company’s Board of Directors approved actions to proceed with an amendment to eliminate the “look-back” option and to reduce the stock purchase discount from 15% to 5% under the Company’s ESPP effective November 1, 2006. Under SFAS 123R, this amendment results in the Company accounting for shares purchased in connection with the ESPP as non-compensatory. The amendment became effective on November 1, 2006. This amendment will decrease stock-based compensation cost in the fourth quarter of 2006 and in future periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes.
Overview
     DRC, founded in 1955 and headquartered in Andover, Massachusetts, provides information technology (“IT”), engineering and other services focused on national defense and intelligence, public safety and citizen services for government customers. The government market is composed of three sectors: national defense and intelligence, federal civilian agencies, and state and local governments. The Company’s core capabilities are focused on IT, engineering and technical subject matter expertise that pertain to the knowledge domains of the Company’s core customers.
     Recent industry reports, such as the CSIS report published by the Defense Industrial Institution Group, are projecting long-term growth rates in demand by the federal government for professional services of 4-5%. These estimates are, in general, lower than those made a year ago. The Company is cognizant of funding challenges facing the federal government and the resulting increase in competitiveness in our industry. Significant contract awards have been and will continue to be delayed and new initiatives have been slow to start. With the passage of Federal budgets for fiscal year 2007 for the Departments of Defense and Homeland Security there appears to be recent improvement in contract award and funding decisions. Customers are moving away from General Services Administration and time and materials contracts toward agency sponsored indefinite delivery, indefinite quantity contract vehicles and fixed price contracts and task orders. The Department of Defense seeks to reduce spending on contracted program advisory and assistance services and often is setting this work aside for small businesses. Concurrently, there is increasing demand from federal customers for engineering, training, business transformation, Lean Six Sigma and business intelligence solutions and services. Many federal customers are seeking to streamline their procurement activities by consolidating work under large contract vehicles. The Company’s competitive strategy is intended to align with these trends.
     Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No.123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method. In accordance with that transition method, the Company has not restated prior periods for the effect of compensation expense calculated under SFAS 123R. The Company has continued to use the Black-Scholes option-pricing model as the most appropriate method for determining the estimated fair value of all applicable awards. Compensation expense for all share-based equity awards is being recognized on a straight-line basis over the vesting period of the award. The adoption of SFAS 123R had an impact of $0.7 million through the third quarter of 2006, net of a cumulative effect of accounting change of $0.1 million recorded during the first quarter of 2006. The Company estimates SFAS 123R expense to be approximately $0.2 million in the fourth quarter of 2006 and approximately $0.9 million for fiscal year 2006. During the nine months ended September 30, 2006, total share-based compensation was $1.6 million, compared to $0.6 million in the same period in 2005 which only included share-based compensation for restricted stock awards. As of September 30, 2006, the total unrecognized compensation cost related to stock options was $1.2 million, which is expected to be recognized over a weighted-average period of 0.9 years, and the total unrecognized compensation cost related to restricted stock awards was $1.9 million, which is expected to be amortized over a weighted-average period of 1.0 years.
     Operating income for the three months ended September 30, 2006 and 2005 was $1.9 million and $6.2 million, respectively, and $5.5 million and $15.3 million, respectively, for the nine months then ended. The operating margin for the three months ended September 30, 2006 and 2005 was 3.1% of total revenue and 7.9% of total revenue, respectively, and 2.8% and 6.7%, respectively, for the nine months then ended. The decline in operating income was primarily due to a decline in revenue, higher costs associated with business development and bid and proposal activities, costs associated with the adoption of SFAS 123R and severance costs. On May 1, 2006, the Company was notified that the current contract coverage with the Air National Guard would expire in May 2006. Revenue recorded under this contract was $15.0 million for fiscal 2005 and $6.3 million for the nine months ended September 30, 2006. During the second quarter of 2006, the Company implemented a cost reduction plan to bring indirect spending back in line with revenue projections for fiscal 2006. Costs related to a reduction of workforce recorded in the three and nine months ended September 30, 2006 reduced operating income by $0.2 million and $1.2 million, respectively.
     The Company has two reportable business segments: Systems and Services, and Metrigraphics. The Systems and Services segment accounted for 97.7% of total revenue and the Metrigraphics segment accounted for 2.3% of total revenue for the nine months ended September 30, 2006.
Results of Operations
     Operating results expressed as a percentage of segment and total revenue are as follows:

	Three Months Ended September 30,
	2006		2005
	$ millions	%	$ millions	%
Contract revenue	$61.5	97.4%	$77.3	97.8%
Product sales	$1.6	2.6%	$1.8	2.2%
Total revenue	$63.2	100.0%	$79.1	100.0%

Gross profit on contract revenue (1)	$7.8	12.7%	$13.2	17.0%
Gross profit on product sales (1)	$0.4	24.6%	$0.5	30.2%
Total gross profit (1)	$8.2	13.0%	$13.7	17.3%

Selling, general and administrative	$5.6	8.8%	$6.7	8.5%
Amortization of intangible assets	$0.7	1.1%	$0.8	1.0%
Operating income	$1.9	3.1%	$6.2	7.9%
Interest expense, net	$(0.6)	(0.9)%	$(1.1)	(1.3)%
Other income, net	$0.1	0.1%	$0.1	0.2%
Provision for income taxes	$0.5	0.8%	$2.1	2.7%
Net income	$0.9	1.5%	$3.1	4.0%

	Nine Months Ended September 30,
	2006		2005
	$ millions	%	$ millions	%
Contract revenue	$194.0	97.7%	$223.7	97.8%
Product sales	$4.6	2.3%	$5.1	2.2%
Total revenue	$198.7	100.0%	$228.8	100.0%

Gross profit on contract revenue (1)	$25.0	12.9%	$35.8	16.0%
Gross profit on product sales (1)	$0.9	18.5%	$1.2	23.1%
Total gross profit (1)	$25.8	13.0%	$37.0	16.2%

Selling, general and administrative	$18.2	9.2%	$19.4	8.5%
Amortization of intangible assets	$2.1	1.1%	$2.3	1.0%
Operating income	$5.5	2.8%	$15.3	6.7%
Interest expense, net	$(1.7)	(0.9)%	$(3.2)	(1.4)%
Other income, net	$0.4	0.2%	$2.2	1.0%
Provision for income taxes	$1.7	0.9%	$5.8	2.5%
Net income	$2.6	1.3%	$8.5	3.7%

(1)	These amounts represent a percentage of contract revenues, product sales and total revenues, respectively.
Revenues
     The Company reported total revenues of $63.2 million and $79.1 million in the third quarters of 2006 and 2005, respectively. The revenues for the third quarter of 2006 represent a decrease of $15.9 million, or 20.2%, from the same period in 2005. The Company’s revenues for the nine months ended September 30, 2006 and 2005 were $198.7 million and $228.8 million, respectively.

     Contract Revenues
     Contract revenues in the Company’s Systems and Services segment represent 97.4% and 97.8% of total revenues in the third quarter of 2006 and 2005, respectively. Systems and Services revenues were $61.5 million and $77.3 million in the three months ended September 30, 2006 and 2005, respectively, and $194.0 million and $223.7 million, respectively, in the nine months then ended. The Company’s Systems and Services revenues were earned from the following sectors (in millions):

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
National defense and intelligence agencies	$50.6	$64.0	$159.0	$180.0
Federal civilian agencies	$6.6	$6.8	$23.0	$24.6
State and local government agencies	$4.0	$5.9	$11.2	$17.0
Other	$0.4	$0.6	$0.8	$2.2
Total contract revenue	$61.5	$77.3	$194.0	$223.7
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
     The Company’s contract with the Air Force Aeronautical Systems Center (“ASC”), which provided approximately $39 million of revenues in the nine months ended September 30, 2006, was subject to re-competition in 2006 as the Consolidated Acquisition of Professional Services (“CAPS’) contract. The competition for prime contract awards was restricted to small businesses. The Company participated in the competition through HJ Ford, its wholly owned subsidiary. HJ Ford and HMRTech are both participants in the U.S. Small Business Administration Mentor Protégé program. During the second quarter of 2006, HMRTech/HJ Ford SBA JV was awarded a CAPS contract. Task order competition under this contract has begun with a significant value of awards anticipated in the fourth quarter of 2006 and in the first quarter of 2007. Task order awards for re-competition of current Company work is expected to be completed by the end of 2007. The Company believes it is well positioned to retain its base of services provided by HJ Ford employees and compete for new business. The Company derived approximately $24 million of annual revenues from work performed by subcontractors under the Company’s prime contract with the ASC in the previous year. Upon completion of the transition of task orders from the current contract to the new CAPS contract, it is anticipated that the Company’s current subcontractors would contract directly with the joint venture prime contractor entity. As a result it is estimated that upon the completion of the task order transitions, the Company’s annual revenue will be reduced by approximately $24 million while positively affecting the profit margin of the remaining revenue.
     The Company’s contract with the Air Force Electronic Systems Center (“ESC”), which provided approximately $16 million of revenues in the nine months ended September 30, 2006, is subject to re-competition. The services provided under the Company’s current contract are being procured by the ESC under two new contract vehicles, the Professional Acquisition Support Services contract and the Engineering Technical Administration Support Services contract. Proposals for their contracts have been submitted and are awaiting award, anticipated in the fourth quarter of 2006. The Company has participated in the competitions for these contracts as a subcontractor. Transition of work from the current contract to task orders under the new contract is expected to begin in the first quarter of 2007. The full year revenue impact of moving from a prime contractor to a sub-contractor role is anticipated to be an approximate $11 million revenue reduction with no material effect on operating profit. There can be no assurance that the Company will be successful in receiving these contract awards.

Revenues by contract type as a percentage of Systems and Services revenues were as follows (in millions):

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Time and materials	64%	55%	62%	56%
Cost reimbursable	17%	21%	19%	20%
Fixed price, including service type contracts	19%	24%	19%	24%

	100%	100%	100%	100%

Prime contract	67%	68%	68%	68%
Sub-contact	33%	32%	32%	32%

	100%	100%	100%	100%

     Product Sales
     Product sales for the Company’s Metrigraphics segment represent 2.6% and 2.2% of total revenues in the third quarter of 2006 and 2005, respectively. Metrigraphics sales were $1.6 million and $1.8 million in the three months ended September 30, 2006 and 2005, respectively, and $4.6 million and $5.1 million, respectively, in the nine months then ended. The decrease in the nine months from prior year period was primarily due to a temporary reduction in orders from a customer who is automating its processes.
     Funded Backlog
     The Company’s funded backlog was $97.9 million at September 30, 2006, $144.6 million at December 31, 2005 and $147.5 million at September 30, 2005. The Company expects that substantially all of its backlog will generate revenue during the subsequent twelve month period. The funded backlog at September 30, 2006 stands just below 5 months of revenues, reflecting a seasonal reduction prior to the start of the Government fiscal year, as well as a shortening of option extension and funding in the Aeronautical and Electrical Systems Center markets as these contracts are positioned for re-competition.
     The funded backlog generally is subject to possible termination at the convenience of the contracting party. A portion of the Company’s funded backlog is based on annual purchase contracts and subject to annual governmental approvals or appropriations legislation. The amount of backlog as of any date may be affected by the timing of order receipts and associated deliveries.
Gross Profit
     The Company’s total gross profit was $8.2 million for the three months ended September 30, 2006, compared to $13.7 million in the same period in 2005, resulting in a gross margin of 13.0% and 17.3% for the third quarters of 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, the total gross profit was $25.8 million and $37.0 million, respectively, resulting in a gross margin of 13.0% and 16.2%, respectively.
     The Company’s gross profit on contract revenue was $7.8 million and $13.2 million for the three months ended September 30, 2006 and 2005, respectively, and $25.0 million and $35.8 million, respectively, in the nine months then ended. The decline in gross profit resulted in a gross margin of 12.7% and 17.0% in the three months ended September 30, 2006 and 2005, respectively, and 12.9% and 16.0%, respectively, for the nine months then ended. The decline in gross profit was primarily attributable to a decline in revenue and increases in indirect costs including costs related to a reduction in workforce, an increase in business development efforts and share-based compensation, and higher provisions for the valuation of the company’s unbilled expenditures and fees on contracts in process for the three and nine months ended September 30, 2006, respectively, when compared with the same periods in 2005. Unusually high severance costs of $0.7 million in the second quarter of 2006 also are included in results for the nine months ended September 30, 2006. Share-based compensation costs reduced gross profit by $0.3 million and $0.9 million in the three and nine months ended September 30, 2006, respectively. In the near term, the Company anticipates continuation of the lower gross margin as a result of a continued high level of investment in business development, bid and proposal activities.

     The Company’s gross profit on product sales was $0.4 million and $0.5 million for the three months ended September 30, 2006 and 2005, respectively, and $0.9 million and $1.2 million, respectively, in the nine months then ended. The slight decline in gross profit was primarily attributable to a lower level of revenues. This resulted in a decline in gross margin to 24.6% from 30.2% in the three months ended September 30, 2006 and 2005, respectively, and 18.5% and 23.1%, respectively, for the nine months then ended.
Selling, general and administrative expenses
     The Company’s total selling, general and administrative expenses were $5.6 million and $6.7 million in the three months ended September 30, 2006 and 2005, respectively, and $18.2 million and $19.4 million, respectively, in the nine months then ended. Selling, general and administrative expenses as a percent of total revenue in the three months ended September 30, 2006 and 2005 was 8.8% and 8.5%, respectively, and 9.2% and 8.5%, respectively, for the nine months then ended. Selling, general and administrative expenses for the three months and nine month periods of 2006 were lower than the same periods in 2005 due to lower salaries and benefits resulting from the workforce reductions, as well as other cost reductions. As a percent of revenue selling, general and administrative expenses have increased in 2006 compared with the same periods in 2005 due to revenues decreasing at a faster rate than expenses.
Amortization of intangible assets
     Amortization expense was $0.7 million and $0.8 million in the three months ended September 30, 2006 and 2005, respectively, and $2.1 million and $2.3 million, respectively, for the nine months then ended. Amortization expense relates to intangible assets acquired in the Company’s 2004 acquisition of Impact Innovations Group LLC and is included in the Systems and Services segment. The remaining amortization expense for the current fiscal year will be approximately $0.7 million.
Interest expense, net
     The Company incurred interest expense of $0.6 million and $1.1 million in the three months ended September 30, 2006 and 2005, respectively, and $1.7 million and $3.2 million, respectively, for the nine months then ended. The decrease in interest expense in 2006 was primarily due to lower average borrowings. An increase in one percentage point in the Company’s rates would result in approximately $0.2 million of additional interest expense on an annual basis. Interest income in both the three and nine months ended September 30, 2006 and 2005 was immaterial.
Other income, net
     The Company recorded net other income of $0.4 million and $2.2 million in the nine months ended September 30, 2006 and 2005, respectively. The current year and the prior year nine month amounts included $0.2 million and $2.0 million, respectively, of realized gains resulting from the sale of Lucent Technologies shares during those periods. In accordance with the equity method of accounting, other income includes recognition of the Company’s portion of income or loss related to its investment in HMRTech and HMRTech/HJ Ford SBA JV of $0.1 million and $0.2 million for the three and nine month ended September 30, 2006, respectively. For 2005, the Company’s portion of income related to these investments was $0.1 million for both the three and nine month periods.
Income tax provision
     The Company recorded income tax provisions of $0.5 million, or 36.4% of pre-tax income, and $2.1 million, or 40.5% of pre-tax income, in the three months ended September 30, 2006 and 2005, respectively. The income tax provision for the nine months ended September 30, 2006 and 2005 was $1.7 million, or 41.2% of pre-tax income, and $5.8 million, or 40.5% of pre-tax income, respectively. The increase in the 2006 tax rate reflects the implementation of SFAS 123R for certain stock awards and effect of permanent difference due to a lower profit before tax balance partially offset by a lower overall state effective tax rate due to the recently implemented State of Ohio Commercial Activity Tax and realization in the three months ended September 30, 2006 of $0.1 million in favorable state income tax audits and a reduction in overall effective state tax rate.

LIQUIDITY AND CAPITAL RESOURCES
     At September 30, 2006 and December 31, 2005, the Company had cash and cash equivalents aggregating $0.6 million and $1.0 million, respectively. The decrease in cash and cash equivalents is primarily the result of $1.7 million and $2.1 million of net cash used in investing and financing activities, respectively, partially offset by $3.4 million in net cash provided by operating activities.
     Operating activities
     Cash provided by operating activities totaled $3.4 million for the first nine months of 2006, and is primarily attributable to the collection of total receivables (including unbilled amounts); partially offset by a reduction in accounts payable and accrued expenses and a contribution of $5.2 million during the third quarter to fund the Company’s pension plan.
     Total accounts receivable and current and noncurrent unbilled expenditures and fees on contracts in process were $77.2 million and $94.7 million at September 30, 2006 and December 31, 2005, respectively. Billed accounts receivable increased $2.5 million in the nine months ended September 30, 2006, while unbilled amounts decreased $19.9 million in the aggregate. Total accounts receivable (including unbilled amounts) days sales outstanding, or DSO, was 110 days at September 30, 2006 and 119 days at December 31, 2005.
     The decrease in unbilled expenditures and fees has resulted from a reduction in unfunded costs and acceleration in billing of subcontractor costs. At September 30, 2006, the unbilled receivables balance included $14.6 million related to the Company’s contract with the State of Ohio. Under the current terms of the contract, this amount is anticipated to be invoiced and collected in accordance with completion of contract milestones. Based on current projected milestones completions the Company anticipates payments of approximately $4 million no later than the first quarter of 2007 and an additional $7 million in payments later in 2007.
     Deferred taxes on unbilled receivables totaled approximately $11 million at September 30, 2006 compared to $19 million at December 31, 2005. The decrease in deferred taxes resulted from a reduction in tax deferred unbilled costs and fees and tax payments related to the Company’s settlement of its 2002 and 2003 income tax audits. The Company paid $10.8 million in income taxes in the first nine months of 2006 and currently anticipates additional income tax payments of $3.2 million in the fourth quarter of 2006. The Internal Revenue Service (“IRS”) also has initiated an audit of the Company’s 2004 income tax return. The IRS continues to challenge the deferral of income for tax purposes related to the Company’s unbilled receivables including the applicability of a Letter Ruling issued by the IRS to the Company in January 1976 which granted to the Company deferred tax treatment of its unbilled receivables. The Company has requested and the IRS has agreed to allow this issue to be elevated to the IRS National Office for determination. While the outcome of the audit is not expected to be known for several months and remains uncertain, the Company may incur interest expense, the Company’s deferred tax liabilities may be reduced and income tax payments may be increased substantially in future periods.
     Stock compensation expense increased to $1.6 million in the first nine months of 2006, from $0.6 million in the same period last year. The Company adopted the provisions of SFAS 123R beginning January 1, 2006, the first day of the first quarter of fiscal 2006. The Company estimates total share-based compensation expense to be approximately $0.5 million in the fourth quarter of 2006 and approximately $2.2 million for fiscal year 2006.
     Non-cash amortization expense of the Company’s acquired intangible assets was $2.1 million and $2.3 million in the first nine months of 2006 and 2005, respectively. The Company anticipates that non-cash expense for the amortization of intangible assets will remain at a quarterly level of approximately $0.7 million for the fourth quarter of 2006.
Investing activities
     Net cash used in investing activities was $1.7 million in the first nine months of 2006. The net cash used primarily comprised of capital expenditures aggregating $2.1 million, partially offset by $0.2 million of proceeds from the sale of Lucent shares. The Company’s capital expenditures are expected to approximate $3 million in 2006.

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
Financing activities
     On September 29, 2006, the Company entered into a new revolving credit facility (the “2006 facility”) with a bank group to restructure and replace the then existing credit facility entered into on September 1, 2004. The 2006 facility provides for a $50 million, three-year revolving credit agreement for working capital needs. Additional information related to the 2006 facility is referenced in “Note 10, Financing Arrangements” of the Notes to Condensed Consolidated Financial Statements (Unaudited) included in this Form 10-Q.
     Net cash used in financing activities was $2.1 million in the first nine months of 2006. This amount represents principal payments under the acquisition term loan of $8.2 million, partially offset by $4.5 million of net borrowings under the revolving credit agreement and $1.6 million of proceeds from the issuance of common stock through the exercises of stock options and employee stock purchase plan transactions. The outstanding balances on the Company’s 2004 facility, which consisted of an acquisition term loan balance of $17.2 million and a revolving credit facility balance of $4.5 million, were transferred to the revolver as part of the 2006 facility.
     The average daily borrowing on the Company’s revolver for the first nine months of 2006 was $7.3 million at a weighted average interest rate of 7.86%. At September 30, 2006, the outstanding balance of the revolver was $21.7 million with an interest rate of 8.25%.
     As explained in Note 13 of the Notes to Condensed Consolidated Financial Statements (Unaudited) included in this Form 10-Q, the Company has amended its Employee Stock Purchase Plan. Prospectively with regard to proceeds from the sale of stock to employees the amendment may increase the price at which employees purchase shares of the Company, however a reduction in employee participation also is possible which would adversely affect the funds provided by this program which totaled $1.2 million for the nine months ended September 30, 2006.
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
RECENT ACCOUNTING PRONOUNCEMENTS
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, “Employers’ Accounting for Pensions”, or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 is effective for the Company’s fiscal year ending December 31, 2006. The Company does not expect the adoption of SFAS 158 to have a material impact on its financial statements.
          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for the Company’s fiscal year beginning January 1, 2007, with early adoption permitted. The Company does not expect the adoption of SFAS 157 to have a material impact on its financial statements.
          In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the Company’s fiscal year ending December 31, 2006, with early application encouraged. The Company does not expect the adoption of SAB 108 to have a material impact on its financial statements.
          In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 sets standards for the accounting for uncertainty in income taxes recognized in an enterprises’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on accounting for tax liability derecognition, classification, interest and penalty recognition, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently analyzing the effects FIN 48 may have on its financial statements.
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires the measurement and recognition of compensation expense based on estimated fair value for all share-based payment awards including stock options, employee stock purchases under employee stock purchase plans, non-vested share awards (restricted stock) and stock appreciation rights. SFAS 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the SEC issued Staff Accounting Bulletin No. 107, which provided the Staff’s views regarding implementation issues related to SFAS 123R.
     The Company adopted the provisions of SFAS 123R using the modified prospective transition method beginning January 1, 2006, the first day of the first quarter of fiscal 2006. In accordance with that transition method, the Company has not restated prior periods for the effect of compensation expense calculated under SFAS 123R. The Company has continued to use the Black-Scholes option-pricing model as the most appropriate method for determining the estimated fair value of all applicable awards. Compensation expense for all share-based equity awards is being recognized on a straight-line basis over the vesting period of the award. The adoption of SFAS 123R also requires additional accounting related to income taxes and earnings per share as well as additional disclosure related to the cash flow effects resulting from share-based compensation. The adoption of SFAS 123R had an unfavorable pre-tax impact of $0.7 million, net of a pre-tax cumulative benefit of accounting change of $0.1 million, on the Company’s condensed consolidated financial statements for the nine months ended September 30, 2006.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company is subject to interest rate risk associated with its revolver, where interest payments are tied to either the LIBOR or bank base rate. The interest rate on the revolver was 8.25% at September 30, 2006, under the Base Rate option. At any time, a modest rise in interest rates could have an adverse effect on net income as reported in the Company’s Consolidated Statements of Operations. An increase of one full percentage point in the interest rate on the Company’s revolver would result in increases in annual pre-tax interest expense aggregating $0.2 million.
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
Item 1A. RISK FACTORS
     The Risk Factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 have not materially changed other than as set fourth below. The information presented below updates and should be read in conjunction with the Risk Factors included in the Company’s Annual Report on Form 10-K.
Our Contracts and Subcontracts with Government Agencies are Subject to a Competitive Bidding Process and to Termination Without Cause by the Government.
     A significant portion of our federal and state government contracts are renewable on an annual basis, or are subject to the exercise of contractual options. Multi-year contracts often require funding actions by the United States Government, state legislatures or others on an annual or more frequent basis. As a result, our business could experience material adverse consequences should such funding actions or other approvals not be taken.
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
     The Company’s contract with the Air Force Aeronautical Systems Center (“ASC”), which provided approximately $39 million of revenues in the nine months ended September 30, 2006, was subject to re-competition in 2006 as the Consolidated Acquisition of Professional Services (“CAPS’) contract. The competition for prime contract awards was restricted to small businesses. The Company participated in the competition through HJ Ford, its wholly owned subsidiary. HJ Ford and HMRTech are both participants in the U.S. Small Business Administration Mentor Protégé program. During the second quarter of 2006, HMRTech/HJ Ford SBA JV was awarded a CAPS contract. Task order competition under this contract has begun with a significant value of awards anticipated in the fourth quarter of 2006 and in the first quarter of 2007. Task order awards for re-competition of current Company work is expected to be completed by the end of 2007. The Company believes it is well positioned to retain its base of services provided by HJ Ford employees and compete for new business. The Company derived approximately $24 million of annual revenues from work performed by subcontractors under the Company’s prime contract with the ASC in the previous year. Upon completion of the transition of task orders from the current contract to the new CAPS contract, it is anticipated that the Company’s current subcontractors would contract directly with the joint venture prime contractor entity. As a result it is estimated that upon the completion of the task order transitions, the

Company’s annual revenue will be reduced by approximately $24 million while positively affecting the profit margin of the remaining revenue.
     The Company’s contract with the Air Force Electronic Systems Center (“ESC”), which provided approximately $16 million of revenues in the nine months ended September 30, 2006, is subject to re-competition. The services provided under the Company’s current contract are being procured by the ESC under two new contract vehicles, the Professional Acquisition Support Services contract and the Engineering Technical Administration Support Services contract. Proposals for their contracts have been submitted and are awaiting award, anticipated in the fourth quarter of 2006. The Company has participated in the competitions for these contracts as a subcontractor. Transition of work from the current contract to task orders under the new contract is expected to begin in the first quarter of 2007. The full year revenue impact of moving from a prime contractor to a sub-contractor role is anticipated to be an approximate $11 million revenue reduction with no material effect on operating profit. There can be no assurance that the Company will be successful in receiving these contract awards.
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
     On June 28, 2005 a suit, characterized as a class action employee suit, was filed in the U.S. Federal Court for the District of Massachusetts alleging violations of the Fair Labor Standards Act and certain provisions of Massachusetts General Laws. The Company believes that its practices comply with the Fair Labor Standards Act and Massachusetts General Laws. The Company intends to vigorously defend itself and has sought to have the complaint dismissed from Federal Court and addressed in accordance with the Company’s mandatory Dispute Resolution Program for the arbitration of workplace complaints. On April 10, 2006, the U.S. Federal Court for the District of Massachusetts entered an order granting in part the Company’s motion to dismiss the civil action filed in that court against the Company, and to compel compliance with its mandatory Dispute Resolution Program. The Company intends to appeal a portion of the court’s decision to the effect that a class action waiver set fourth in the dispute resolution program is not enforceable. The outcome of this litigation, if unfavorable, could have a material adverse effect on the Company’s business, financial position, results of operations and cash flows.
     Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table sets fourth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the third quarter of 2006.

Approximate
			Total Number	Dollar Value
			of Shares	of Shares that
			Purchased as	May Yet Be
			Part of	Purchased
	Total Number	Average	Publicly	Under the
	of Shares	Price Paid	Announced	Programs
Period	Purchased	Per Share	Programs	(in millions)
July 1, 2006 to July 31, 2006	333	$13.46	—	$—
August 1, 2006 to August 31, 2006	860	13.45	—	—
September 1, 2006 to September 30, 2006	—	—	—	—

Total	1,193	$13.45	—	$—

     During the three months ended September 30, 2006, the Company repurchased 1,193 shares that were not part of a publicly announced share repurchase program, representing shares repurchased to cover payroll withholding taxes in connection with the vesting of restricted stock awards.

Item 6. EXHIBITS
     The following Exhibits are filed or furnished, as applicable, herewith:

10.1	Amendment, effective November 1, 2006, to the 2000 Employee Stock Purchase Plan of the Company.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNAMICS RESEARCH CORPORATION (Registrant)

Date: November 8, 2006	/s/ David Keleher

David Keleher
Senior Vice President and Chief Financial Officer

/s/ Francis Murphy

Francis Murphy
Vice President, Corporate Controller and Chief
Accounting Officer