Form 10-K
period 2006-12-31
DYNAMICS RESEARCH CORP
filed 2007-03-19
CIK 30822

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-02479

DYNAMICS RESEARCH CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Massachusetts	04-2211809
(State or other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
60 Frontage Road Andover, Massachusetts	01810-5498 (Zip Code)
(Address of Principal Executive Offices)

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

The aggregate market value of the registrant’s common stock, $0.10 par value, held by nonaffiliates of the registrant as of June 30, 2006, was $98,325,095 based on the reported last sale price per share of $13.58 on that date on the Nasdaq Stock Market. As of March 1, 2007, 9,352,827 shares of the registrant’s common stock, $0.10 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement involving the election of directors, which is expected to be filed within 120 days after the end of the registrant’s fiscal year, are incorporated by reference in Part III of this Report.

DYNAMICS RESEARCH CORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2006

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements regarding future events and the future results of Dynamics Research Corporation (“DRC”) that are based on current expectations, estimates, forecasts, and projections about the industries in which DRC operates and the beliefs and assumptions of the management of DRC. Words such as “anticipates”, “believes”, “estimates”, “expects”, “intends”, “plans”, “projects”, and other similar expressions are intended to identify such forward-looking statements. These forward-looking statements are predictions of future events or trends and are not statements of historical matters. These statements are based on current expectations and beliefs of DRC and involve a number of risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document or in the case of the statements incorporated by reference. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the Form 10-K under the section entitled “Risks Factors”. Except to the extent required by applicable law or regulation, DRC undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

PART I

Item 1.	BUSINESS

OVERVIEW

DRC provides information technology (“IT”), engineering, logistics and other consulting services to federal defense, civil and state agency customers. Founded in 1955 and headquartered in Andover, Massachusetts, DRC has approximately 1,500 employees, located throughout the United States (“U.S.”). DRC operates through its parent corporation and its wholly owned subsidiaries, H.J. Ford Associates, Inc. (“HJ Ford”) and DRC International Corporation. Unless the context otherwise requires, references in this Form 10-K to “DRC”, “we”, “us” or “our” refer to Dynamics Research Corporation and its subsidiaries.

Our core capabilities are focused on IT, engineering and technical subject matter expertise that pertain to the knowledge domains relevant to our core customers. More specifically, these solutions which are offered by our Systems and Services business segment, include design, development, operation and maintenance of business intelligence systems, business transformation services, engineering, defense program acquisition management services, training and performance support systems and services, automated case management systems and IT infrastructure services.

We strive to apply these processes and technologies to enhance the performance and cost effectiveness of a variety of mission-critical customer systems. We believe that one of our distinguishing competitive advantages is our ability to provide subject matter experts in disciplines such as logistics, engineering, IT, modeling, simulation and training systems to develop innovative solutions to customer challenges.

Our business growth strategy is focused on three national priority markets: national defense and intelligence, public safety and legislated citizen services. Within these markets we are focused on six strategic business areas: C4ISR (Command, control, communications, computing, intelligence, surveillance and reconnaissance), logistics, readiness, military space, public security and citizen services. Our strategy leverages six solution sets where we have strong competencies and a record of meeting our customers’ most difficult challenges. These repeatable, proven, cost effective solutions are acquisition management services, training and performance support, business transformation, business intelligence, IT infrastructure services and automated case management.

Our growth strategy is balanced, supplementing organic growth with the acquisition of businesses with additional or complementary capabilities, providing access to new customers. Consistent with this strategy, we have completed three business acquisitions since 2002.

In addition to government systems and services, we have one other business segment, the Metrigraphics Division, which develops and produces components for original equipment manufacturers in the computer peripheral device, medical electronics, telecommunications and other industries. Manufacturing core capabilities are focused on the custom design and manufacture of miniature electronics parts that are designed to meet ultra-high precision requirements through the use of electroforming, thin film deposition and photolithography technologies. We do not view Metrigraphics as a strategic business component.

Financial data and other information about our operating segments can be found in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7, and in Note 12 of the “Notes to Consolidated Financial Statements” in Part II, Item 8 on this Form 10-K. Unless otherwise indicated, all financial information contained in this Form 10-K refers to continuing operations.

We maintain an Internet site at http://www.drc.com. Our Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and all amendments to these reports are available free of charge through our website by clicking on the “Investor Relations” page and selecting “SEC Filings”. The public may read and copy any materials we file with the Securities and Exchange Commission (“SEC”) at the SEC’s Public Reference Room at 100F Street, NE, Washington, DC 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. We do not intend that the information contained on our website be deemed a part of this Form 10-K or to be deemed filed with the SEC.

MARKETS

Our Systems and Services business, which accounted for 97.6% of total revenue in 2006, is focused on providing technical and IT services to government customers. The government market is composed of three sectors: national defense and intelligence, federal civilian agencies, and state and local governments.

According to a report published in March 2006 by INPUT, Inc. (“INPUT”) a leading research firm specializing in the market for government contractors, the federal market demand for vendor-furnished information systems and services is estimated to increase from $63.3 billion in fiscal 2006 to $80.5 billion in fiscal 2011, a compound annual growth rate of 5.0%. For fiscal 2007, INPUT projects the contracted portion of the federal IT budget will increase $0.7 billion, or 1.1%, compared with fiscal 2006.

Significant changes are underway in the Federal Professional Services industry, especially in the defense related marketplace. First, federal deficits and funding needs related to the war in Iraq are impacting program funding decisions which have caused delays, cancellations and cutbacks. Second, the need for more effective and efficient utilization of available funds has resulted in the initiation of government programs aimed at this objective. As a result there is an increase in demand for business transformation, lean/six sigma, training, engineering and business intelligence solutions to support these programs. Third, Advisory and Assistance Services defense program work is increasingly being set aside for small businesses. And fourth, large agency multiple award sponsored contracts are increasingly being utilized as a preferred procurement method, replacing General Services Administration (“GSA”) contracts.

We believe the factors driving growth in the federal civilian agencies sector include homeland security needs, an ongoing need for systems modernization, and, as in the defense sector, government workforce ceilings. These factors have caused, and are expected to continue to cause, federal civilian agencies to turn to contractors on an increasing basis to fill their needs for IT services.

In the state and local government sector, there is a need for states to continue to modernize child welfare systems and Medicare management systems, areas where our Automated Case Management solution fits well. We have considerable experience in providing IT expertise in the health and human services areas. We believe the primary factors driving growth in this sector are infrastructure modernization and expansion, the migration of information and training to web-based applications and cost-sharing incentives to facilitate data exchange with federal agencies, which generally have large and burdensome caseloads. These agencies must maintain extensive records, report program data, eliminate errors and work toward a more responsive management. Yet the information systems of many of these agencies are antiquated, in some cases more than twenty years old, and have limited data interfacing and reporting capabilities.

Our Metrigraphics Division represented 2.4% of total revenue in 2006. The Metrigraphics Division serves the commercial original equipment manufacturers market. This market includes manufacturers of computer peripheral devices and telecommunications and medical technology equipment. The Metrigraphics Division sells principally to commercial customers and is not considered strategically important to our future.

MAJOR CUSTOMERS

Our 2006 contract revenue delineated by market sector was derived 81.4% from the national defense and intelligence sector, 12.1% from federal civilian agencies, 6.0% from state and local governments, and 0.4% from other commercial customers. We had two customers in the past three years that accounted for more than 10% of total revenues. These customers, the U.S. Air Force Aeronautical Systems Center and the U.S. Air Force Electronic Systems Center, along with other customers, are more fully described by sector below.

National Defense and Intelligence Sector

U.S. Air Force customers constituted the largest component of our national defense and intelligence revenue in 2006, representing 45.4% of total revenue, while U.S. Navy revenue represented 16.4%, U.S. Army revenue represented 10.3% and revenue from other agencies represented 7.4% of total revenue. Key capabilities that we offer to defense customers include business intelligence systems, business transformation services, acquisition management services, training and performance support systems and services, and IT infrastructure services. In addition, we develop, maintain and validate hardware and software for complex weapons systems. The work we perform for our major customers in this sector is described below.

Aeronautical Systems Center, U.S. Air Force Materiel Command

The Aeronautical Systems Center (“ASC”), headquartered at Wright-Patterson Air Force Base in Dayton, Ohio, is responsible for research, development, testing, evaluation and initial acquisition of aeronautical systems and related equipment for the Air Force. Major active programs supported include the C-17, F/A-22, F-16, B-1, B-2 Systems Groups, as well as the Reconnaissance Sensors, Propulsion and Tanker Systems Modernization Programs. Through a prime contract held by HMRTech/HJ Ford SBA JV, LLC (“HMRTech/HJ Ford SBA JV”), a joint venture formed by HMRTech, LLC and our HJ Ford subsidiary, we provide technical and subject matter expertise supporting a number of the offices responsible for these programs.

Our Base Purchase Agreement contract with the ASC was subject to re-competition in 2006 as the Consolidated Acquisition of Professional Services (“CAPS”) contract. In April 2006, HMRTech/HJ Ford SBA JV was awarded a CAPS contract, under which task order competition is expected to be completed in 2007. We believe we are well positioned to retain our base of services provided by HJ Ford employees and compete for new business. With the first year re-competitions under the new CAPS contract estimated at 60% complete, annual revenue from the awards to date is anticipated to reach $24 million, growing by more than 10% over the last year of the preceding task order periods, excluding subcontractor revenue. The periods of performance for the task awards range from one to five years. The task orders include a mix of time and material and firm fixed price awards.

The new task order awards provide us with the opportunity to continue to expand our presence within the Wings, Groups and Squadrons at ASC and other key U.S. Air Force organizations at Wright-Patterson AFB, Ohio. CAPS is the primary contract vehicle for delivering multi-functional support including Consulting, Program Management, Logistics, Engineering, Financial Management, and Business Transformation services to a variety of ASC, U.S. Air Force Materiel Command, U.S. Air Force Research Laboratory customers and to other Wright-Patterson Air Force Base organizations.

Also, related to the new CAPS contract structure, work performed by other contractor team members on these programs, which under the predecessor contract was passed-through our revenue and cost of sales, will be contracted directly between HMRTech/HJ Ford SBA JV and the subcontractor and will no longer be included in our financial results. The total annual effect of eliminating the revenue and cost of sales pass-through, estimated at $28 million, prior to the re-competitions, is not included in the $24 million of revenues we have anticipated under the new CAPS contract.

U.S. Air Force Electronic Systems Center

The mission of the U.S. Air Force Electronic Systems Center (“ESC”), headquartered at Hanscom Air Force Base, Bedford, Massachusetts, is to serve as the Center of Excellence for command and control and information systems to support the U.S. Air Force and the Department of Defense (“DoD”). ESC provides full spectrum architectures, weapon systems management and technical cognizance throughout the life cycle of communications, intelligence, surveillance, reconnaissance and information systems.

We evaluate system requirements, provide software development and test services, integrate products into airborne and ground weapons systems, and provide management services supporting ESC systems program offices, including the Combat Air Forces Command and Control, Military Satellite Communications, Joint Surveillance Target Attack Radar, Global Command and Control, Airborne Warning and Control Systems and Defense Information Infrastructure offices.

We are the prime support contractor to the Joint Surveillance Target Attack Radar System (“Joint STARS”) Program Office, which has played a key role in warfare and peacekeeping operations. The surveillance system is designed to detect, classify and track ground targets in all weather conditions on land or at sea. We support Joint STARS by providing advisory, engineering, logistics and program management services. Under this program, we also support the Multi-Sensor Command and Control Aircraft System, a next-generation airborne integrated ground surveillance system that is intended to eventually supersede Joint STARS.

Our contract with the ESC, which provided approximately $20 million, $30 million and $31 million in 2006, 2005 and 2004, respectively, is subject to re-competition. The services provided under our current contract are being procured by the ESC under two new contract vehicles, the Engineering Technical Administration Support Services (“ETASS”) contract and the Professional Acquisition Support Services (“PASS”) contract. Proposals for these contracts have been submitted and are awaiting award. We currently anticipate a single ETASS contract award in the second quarter of 2007 and the award of multiple PASS contracts in the fourth quarter of 2007. We have participated in the competitions for these contracts as a subcontractor. The full year revenue impact of moving from a prime contractor to a sub-contractor role is anticipated to be an approximate $7 million revenue reduction with no material effect on operating profit. There can be no assurance that we will receive these contract awards.

U.S. Navy Trident Missile Program

For more than forty years we have provided services to the U.S. Navy’s Strategic Systems Programs. We build specialized equipment that tests and validates the accuracy and operability of gyroscopes and other guidance equipment for Trident II submarine-launched ballistics missiles. We also develop and maintain performance, reliability and logistics databases and management systems for the inertial guidance instruments housed in the missile guidance systems.

U.S. Air Force Depot Operations

In 2005, the Ogden Air Logistics Center, one of three U.S. Air Force Materiel Command Air Logistic Centers, awarded us an Indefinite Delivery-Indefinite Quantity (“ID/IQ”) Design Engineering and Support Program II (“DESP II”) contract to provide the U.S. Air Force and other DoD agencies with design, engineering and technical support services. Task orders under the contract may be received through June 2010 and must be completed by June 2012. We are one of twenty prime contractors that received an award. The contract has a ceiling value of $1.9 billion. DESP II is specifically designed to support the engineering services requirements of the U.S. Air Force logistics and maintenance community, which has been a customer of ours for thirty years.

We perform logistics analyses and operations for the U.S. Air Force’s three Air Logistics Centers at Tinker, Robins and Hill Air Force Bases in Midwest City, Oklahoma, Warner Robins, Georgia and Ogden, Utah, respectively. We also provide logistics support, IT management and analysis, system engineering and technical services on programs such as the B-1B, the B-2, the B-52, the KC-135 and the E-3A aircraft repair, maintenance and upgrade programs.

U.S. Army Aviation/ Missile Command

We provide programmatic consulting, engineering and logistics management to the U.S. Army Materiel Command and U.S. Army program executive officers for acquisition of major weapon systems. Our engineers analyze and review airframe, avionics, aeromechanics and propulsion issues for U.S. Army project managers, provide logistics and fielding support, and prepare electronic technical manuals for rotary and fixed-wing aircraft systems. We also support other U.S. Army activities with acquisition logistics, systems engineering and other related program management services for the U.S. Army Aviation Center, Tank-Automotive and Armaments Command and Communications-Electronics Command.

U.S. Army Training

In 2006, we were awarded a new ID/IQ contract by the U.S. Army with a potential value of $22 million over five years to support the U.S. Army Training and Doctrine Command Analysis Center (“TRAC”) at

Fort Leavenworth, Kansas with operation analysis, experimentation, war fighting scenarios, combat modeling and simulation, operational effectiveness analysis and planning and decision aids. The contract includes one base year and four option years. We will assist TRAC in conducting major studies and analysis to support U.S. Army doctrine, organization, training, material, leadership, personnel and facilities issues associated with U.S. Army transformation. We will also help TRAC develop, manage, operate, and maintain the tools, scenarios, data and simulation needed to enable analysis.

In 2005, the U.S. Army Training, Doctrine and Combat Development Directorate at Ft. Knox awarded us a new ID/IQ contract with a ceiling of $97 million to provide doctrine and training services. Awards received from the ID/IQ will be serviced out of our office in Radcliff, Kentucky. The Training, Doctrine and Combat Development Directorate awarded five prime contracts for these services. Under the scope of the award, we will provide Training, Doctrine, and Combat Development functions associated with modular and Future Combat Systems (“FCS”) equipped forces. Specifically, work would update armor-proponent training products, programs, and strategies in support of the mounted force, and could directly impact mounted combat systems, reconnaissance and security vehicles, command and control vehicles and armed robotic vehicles.

In 2003, we were selected, as part of the Boeing-SAIC Lead System Integrator team, under a new seven-year blanket purchase order, to provide training software and documentation to support the U.S. Army’s FCS program. We are developing training support packages for this vital transformation program. Services to be provided include analysis of training requirements and design, media selection and production of training support products. The work is performed in Orlando, Florida, Leavenworth, Kansas and Andover, Massachusetts. We believe that the award of this contract reflects recognition of our proven instructional system development and track record of developing training support packages. In addition, in December 2006 we began work on a subcontractor with IBM Corporation to develop and deploy the FCS Logistics Data Management System.

U.S. Air Force Air Mobility Command

The U.S. Air Force Air Mobility Command (“AMC”), headquartered at Scott Air Force Base in Belleville, Illinois, has as its primary mission rapid, global mobility and sustainment for America’s Armed Forces. The AMC also plays an important role in providing humanitarian support in the U.S. and around the world. We provide technical and subject matter expertise in support of this mission, providing program planning, decision support, logistics analysis and financial analysis services.

In 2005, the AMC awarded us a $7.9 million contract with one base year and four option years. Under the terms of the contract, we will work with the AMC Director of Operations (“A3”), Requirements and Resources Division, on a project to re-engineer processes that will provide AMC a single voice for establishing approved operational capabilities and derived requirements for all of the operational elements of air mobility. Our effort includes supporting the AMC and A3 to leverage the fast pace of technology advancements to significantly enhance the mobility team’s ability to plan, schedule, task and direct the operations of America’s air mobility forces worldwide. The project envisions a common operating picture, real-time situational awareness, and a high degree of collaboration among a wide variety of military personnel.

Office of Naval Research

We provide engineering and IT services to the Office of Naval Research’s Navy Manufacturing Technology Program, known as MANTECH. This is a contract to continue supporting MANTECH, as well as a related program known as Lean Pathways and the Office of the Secretary of Defense’s own MANTECH initiative. MANTECH’s mission is to reduce costs for U.S. Navy weapons systems through the development of and transition to advanced manufacturing technology. We provide support in the annual strategic planning process, as well as project tracking and benefits analysis. For Lean Pathways, we provide a transformation process to eliminate waste and drive enterprise-wide improvements at small and medium-sized suppliers. It supports programs designed to improve value chain performance and weapon systems affordability.

Missile Defense Agency

The Missile Defense Agency is chartered with developing the future space-based missile defense capabilities. We currently provide research on manufacturability and research services to this client, under multi-year contracts. In December 2004, we were awarded a cost plus fixed fee contract to engage a diverse set of Ballistic Missile Defense Systems (“BMDS”) customers to develop and utilize a unique transformation process to eliminate waste and facilitate enterprise-wide performance across the entities that make up the BMDS supply chain. The 42-month contract has a total ceiling amount of $25 million and is expected to be completed in January 2008.

U.S. Navy Central HIV Program

We provide network and database administration, system security and other IT services to support and maintain the U.S. Navy’s HIV Management System (“HMS”) under a $4.8 million contract. The HMS supports clinical and patient management at field, hospital and branch clinical locations worldwide and processes approximately 10,000 records each day.

U.S. Air Force Development and Fielding System Group

The Weapon Systems Management Information System, a key decision-support tool for assessing the impacts of maintenance, parts and repair status on weapons systems availability, is the responsibility of the U.S. Air Force Development and Fielding System Group (“DFSG”). We provide operations, maintenance and development support services to DFSG for this system.

Joint Strike Fighter Program

In January 2006, the Joint Strike Fighter Program (“JSF”) Office awarded us a five-year contract, with one base year and four option years, worth $10.5 million if all options are exercised. Our scope of work encompasses a variety of acquisition support services in the areas of autonomics logistics, strategic planning, business operations management and technical assessment and analysis. We will assist in the evaluation and development of acquisition and sustainment strategies, provide analytical support for government validation and verification of the autonomic logistics system and provide technical support for JSF models enhancement, business process improvement initiatives and recommendations for performance-based program metrics that capture operational and supportability requirements.

Naval Air System Command

In March 2006, we were awarded a five-year ID/IQ subcontract by Avraham Goldratt Institute to support their Naval Air Systems Command AIRSpeed program. The contract provides for training in, and implementation of, Theory of Constraints and Lean/Six Sigma methodologies as applicable to the Naval Aviation Enterprise.

U.S. Air Force Directorate of Installations, Logistics, and Mission Support (AF/IL)

We have been providing logistics analysis, business intelligence and business process reengineering support to AF/IL for the past twelve years. Our analysts are responsible for the development of the Multi-Echelon Resource Logistics Information Network, deemed the authoritative source for U.S. Air Force logistics data by the U.S. Government Accountability Office. We also support reengineering efforts as part of the U.S. Air Force’s logistics transformation initiatives, migration to logistics support centers, the Base Realignment and Closure, and implementation and sustainment of the logistics readiness officer implementation. Our personnel developed models to reduce the logistics footprint for support equipment deployed into the area of responsibility, and were responsible for a model that enables commanders to evaluate the impacts on their home station operations when personnel are deployed in support of U.S. Air Force expeditionary requirements.

U.S. Air Force Air Operation Center

In October 2006, we were awarded a subcontract for up to 10 years to integrate, field and sustain the U.S. Air Force’s Air Operation Center (“AOC”) weapon system. We will assist Lockheed Martin in all phases of development from requirements determination through implementation on this critical C4ISR project. The ID/IQ cost-plus-fixed-fee and cost-plus-award fee contract includes funding for operations, maintenance and sustainment. The AOC Weapon System Integrator (“WSI”) program will integrate and standardize the systems and interfaces across the more than 20 U.S. Air Force AOC’s to a common hardware and software baseline. This will facilitate moving to a network-centric environment in which incoming data can flow freely and be managed efficiently. The WSI also will add machine-to-machine interfaces that will increase automation of tasks and provide faster access to incoming intelligence, surveillance and reconnaissance data.

Federal Civilian Agency Sector

We believe that the U.S. Government federal civilian agencies present an important growth market for us. Growth in spending in this sector is being driven by the threat of domestic terrorism, as well as a high need for modernization.

Civilian agencies must also prepare for potential changes in their workforces. According to industry analysts, approximately half of all federal employees engaged in program management are estimated to be eligible for retirement over the next four years. With our core capabilities in the design, development, acquisition, deployment and support of high technology systems, we believe we are well positioned to attract new customers in this sector. Our major customer engagements in this sector are described below.

Federal Deposit Insurance Corporation

In November 2006, we were awarded a contract valued at nearly $29 million to provide Business Analysis and Management Support Services (“BAMSS”). The BAMSS charter is to ensure that all system development projects adhere to specific development, quality assurance, process improvement, and internal Federal Deposit Insurance Corporation (“FDIC”) requirement guidelines. Through the contract, we will promote, monitor and manage those system development projects to create a more efficient and effective deployment program. The contract is for seven and one-half years, consisting of an eighteen month base period and six one-year option periods. The initial base period task order worth nearly $5 million was awarded during 2006.

National Science Foundation

The National Science Foundation (“NSF”) has been a customer of ours since 1996. We provide web design and development services that visually convey information about the activities, programs, research results and policies of the NSF. We will directly support NSF’s Office of Legislative and Public Affairs with image and multimedia permission graphic design support, artistic and technical consulting, image library management and web development.

National Archives and Records Administration

Since 2000, we have provided project management and technical expertise to the National Archives and Records Administration (“NARA”). Initially as a prime contractor and currently as a primary subcontractor on a larger, fully integrated IT contract, we have developed and implemented web-based applications, administered IT networks and systems, provided network security services and conducted all of the software development life cycle activities. Our work includes support at headquarters and at NARA Presidential Libraries and Record Centers throughout the country.

Department of Homeland Security

In July 2006, we were awarded a new ID/IQ contract by the Department of Homeland Security (“DHS”) to provide IT support services on the Enterprise Acquisition Gateway for Leading Edge Solutions (“EAGLE”)

program. The EAGLE program is intended to provide all contracted IT services for the 22 components and agencies that currently comprise the DHS.

U.S. Customs Service National Aviation Center

The U.S. Customs Service National Aviation Center in Oklahoma City, Oklahoma trains pilots and other flight personnel for aerial border surveillance. We create electronic training materials for use in classrooms, on stand-alone computers, over the agency’s local area network, and via a secure web site for remote learning.

State and Local Government Sector

We design, develop, implement, maintain and support automated case management systems, networks and systems for state health and human services agencies and local users of these statewide systems. The decrease in revenues from the state and local government sector in 2006 compared to 2005 was primarily due to a reduction of work performed under our contract with the State of Ohio, under which a significant portion of the development work has been completed. A description of our major customer engagements in this sector follows.

State of Ohio

In May 2004, we were awarded a $30 million contract by the State of Ohio to develop and implement a web-based Statewide Automated Child Welfare Information System (“SACWIS”). The contract has a three-and-a-half-year base period, plus a one-year option. In 2005, we increased our work on the Ohio SACWIS contract by $4.5 million. In February 2007, the contract scope was expanded bringing the total contract value to $37.5 million. The system is currently in production and state-wide roll-out.

State of Colorado

The State of Colorado has been a customer of ours since 1997. In 2006, we were awarded a new five-year contract worth $22.5 million by Colorado’s Department of Human Services (“CDHS”) to continue providing infrastructure support and management of the statewide CDHS County Infrastructure. The new contract contains three one-year options with additional potential revenue of $16.4 million beyond the initial five-year contract. The CDHS County Infrastructure supports more than 7,000 county and state workers with web-based access to applications supporting child welfare, eligibility, child support and child care. Infrastructure support services provided by us include operation and maintenance of enterprise wireless and land-based networks, servers and storage, disaster recovery, databases and related software distribution for the thousand of workers using the system.

Our original Colorado effort was to develop an integrated statewide child welfare and youth corrections system, known as the Colorado Trails application. We continue to support this application with database and host server maintenance and support.

DRC’s SOLUTIONS

Systems and Services

Our systems and services business provides solutions to our customers that include the design, development, operation and maintenance of business intelligence systems, business transformation services, defense program acquisition management services, training and performance support systems and services, automated case management systems and IT infrastructure services.

Business Intelligence

We provide business intelligence systems and solutions that help end users make sense of the intelligence buried in their data systems, giving them the actionable information needed to make critical decisions and continuously improve organizational performance. Our dedication to continuous improvement is reflected in Capability Maturity Model (“CMM”) and Capability Maturity Model Integration (“CMMI”) Level 3 ratings. Developed by the Software Engineering Institute, CMM and CMMI are internationally recognized standards to assess the level of maturity of software development processes in an organization.

Employing rapid, iterative development techniques we produce Business Intelligence solutions and effect results. As part of this process, we develop and apply data engineering tools and techniques to extract and integrate information from legacy data systems; and incorporate state-of-the-security features including multilevel security capabilities for military applications. We apply modeling and simulation techniques that provide users with business data to conduct “what-if” analyses and forecast change.

Business Transformation

We provide our customers with a comprehensive set of services and tools to rapidly transform organizations and to significantly improve their organizational performance. These include applying proven, repeatable processes to the entire life cycle of business transformation; using collaborative decision making tools and methods to rapidly develop “consensus-engineered” solutions; and employing state-of-the-art process simulation tools and methods to conduct “what-if” analyses and predict the impact of changes on performance. We have an established track record in providing our Business Transformation customers with high returns on their investment and/or positive impacts on performance.

Acquisition Management

We offer a complete set of business, financial, engineering and logistics services to support the acquisition and management of complex systems throughout their life cycle. We provide expertise in all acquisition areas including: Acquisition Program Management; Business, Cost, and Financial Management; Systems Engineering; Software Engineering; Production Sustainment and Readiness; and Acquisition Logistics.

We are developing an integrated set of processes to implement the goals of the evolving CMMI Acquisition Model. We assist programs in adopting the CMMI Acquisition Model and, in so doing help get systems to the Warfighter.

Training and Performance Support

We work with our customers to develop flexible, interactive training and support products to enhance performance on mission-essential operations. Our methodology integrates industry best practices in human performance assessment of organizations, Instructional Systems Development, and Human Systems Integration (“HIS”) of complex systems.

Our training solutions include Training/Task Analysis, High Performance Team Training, Web-Based Training and Automated Training Management. We identify, develop and deliver a variety of additional human performance improvement solutions, including: Electronic Performance Support Systems, Job/Task Redesign, User Interface Change, Organizational Redesign, and Resource Reallocation.

Automated Case Management

We provide integrated case management solutions that help human services agencies better serve clients and communities and integrate and automate information across providers, recipients, and programs.

Automated Case Management solutions we developed incorporate: industry best practices for software development, Rapid Requirements Definition processes, Model Driven Architectures coupled with iterative development processes, proven data conversion methods, automated testing processes, and training and performance support solutions.

IT Infrastructure Services

We provide a full range of services to support the design, development, installation, operation and management of large complex networks and other critical IT infrastructures. Our approach is based on the

Information Technology Infrastructure Library, the leading standard of practice for IT infrastructure development and Service Management. Our IT Infrastructure services, includes staff augmentation, small and large project work, full outsourcing, training, and business transformation. As an experienced integrator, we work with many different companies, types of software, and toolsets.

Precision Manufacturing

Our Metrigraphics Division’s expertise centers on photolithography, thin film deposition of metals and dielectrics, and electroforming. We believe that Metrigraphics’ superior ability to design and manufacture components and maintain critical tolerances is an important driver for a wide range of high-technology applications. We currently apply these technologies in four distinct applications: (1) inkjet printer cartridge nozzle plates and hard drive test devices; (2) medical applications for micro-flex circuits used in angioplasty and for blood testing; (3) electrical test device for application in flexible interposers and 3-D microstructures; and (4) devices used in the manufacture of fiber optic system components requiring precision alignment and 3-D microstructures.

BUSINESS DEVELOPMENT

Our business development process is aligned with our operating units to address target markets, expand work with current customers and win new business.

We also have a central business development group, which is aligned to our operating units and is charged with identifying and winning significant new business opportunities. The business development group also maintains a proposal development and publication capability. The business development group operates with formal processes that monitor the pipeline of opportunities and align resources to new opportunities.

GOVERNMENT CONTRACTS

The federal procurement process has changed significantly in recent years. The traditional method of federal government procurement had been to conduct a lengthy competitive bidding process for each award. Today, blanket purchase agreements, agency sponsored multiple award schedules, ID/IQ task order contracts, GSA contracts and other government-wide acquisition contract vehicles are the predominant forms of contracting for IT and technical services. These vehicles have enabled contracting officers to accelerate the pace of awards. Concurrently, under current budgetary pressures, our customers have the flexibility to delay awards, reduce funding or fund work on an incremental basis.

Our government contracts fall into one of three categories: (1) fixed-price, including service-type contracts, (2) time and materials, and (3) cost reimbursable. Under a fixed-price contract, the government pays an agreed upon price for our services or products, and we bear the risk that increased or unexpected costs may reduce our profits or cause us to incur a loss. Conversely, to the extent we incur actual costs below anticipated costs on these contracts, we could realize greater profits. Under a time and materials contract, the government pays us a fixed hourly rate intended to cover salary costs and related indirect expenses plus a profit margin. Under a cost reimbursable contract, the government reimburses us for our allowable direct expenses and allowable and allocable indirect costs and pays a negotiated fee.

Our state contracts are generally either fixed-price, including service-type contracts, or time and materials. In certain instances, these contracts are subject to annual state legislative funding approval and to termination provisions.

Our contracts with the U.S. Government and state customers generally are subject to termination at the convenience of the U.S. Government or the state. However, in the event that a contract is terminated by the respective government, we would be reimbursed for our allowable costs up to the time of termination and would be paid a proportionate amount of the stipulated profit attributable to the work actually performed. Although U.S. Government or state contracts may extend for several years, they are generally funded on an annual basis, or incrementally for shorter time periods, and are subject to reduction or cancellation in the event of changes in U.S. Government or state requirements due to appropriations or budgetary concerns. In addition, if the federal or state government curtail expenditures for research, development and consulting activities, such curtailment could have a material adverse impact on our revenue and earnings.

BACKLOG

Our funded backlog was $92.9 million at December 31, 2006, $144.6 million at December 31, 2005 and $165.0 million at December 31, 2004. We expect that substantially all of our backlog at December 31, 2006 will generate revenue during the year ending December 31, 2007. The funded backlog generally is subject to possible termination at the convenience of the contracting party. Contracts are generally funded on an annual basis or incrementally for shorter time periods. Due to current budgetary pressures, we have seen an increase in the application of incremental funding, thereby reducing backlog in proportion to revenue. A portion of our funded backlog is based on annual purchase contracts and subject to annual governmental approval or appropriations legislation and the amount of funded backlog as of any date can be affected by the timing of order receipts and deliveries.

COMPETITION

Our systems and services business competes with a large number of public and privately-held firms, which specialize in providing government IT services.

We also compete with the government services divisions of large commercial IT service firms and with government IT service divisions of large defense weapons systems producers. The competition varies depending on the customer, geographic market and required capabilities. The U.S. Government’s in-house capabilities are also, in effect, competitors, because various agencies are able to perform services, which might otherwise be performed by us. The principal competitive factors affecting the systems and services business are past performance, technical competence and price.

In the precision manufacturing business, we compete with other manufacturers of electroform vendors and suppliers of precision management discs, scales and reticles. The principal competitive factors affecting the precision manufacturing business are price, product quality and custom engineering to meet customers’ system requirements.

RAW MATERIALS

Raw materials and components are purchased from a large number of independent sources and are generally available in sufficient quantities to meet current requirements.

GOVERNMENT REGULATION

As a defense contractor, we are subject to many levels of audit and review, including by the Defense Contract Audit Agency, Defense Contract Management Agency, the various inspectors general, the Defense Criminal Investigative Service, the General Accountability Office, the Department of Justice and Congressional Committees. These audits and reviews could result in the termination of contracts, the imposition of fines or penalties, the withholding of payments due to us or the prohibition from participating in certain U.S. Government contracts for a specified period of time. Any such action could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Governmental awards of contracts are subject to regulations and procedures that permit formal bidding procedures and protests by losing bidders. Such protests may result in significant delays in the commencement of expected contracts, the reversal of a previous award or the reopening of the competitive bidding process, which could have a material adverse effect upon our business, financial condition, results of operations and cash flows.

The U.S. Government has the right to terminate contracts for convenience. If the government terminated contracts, we would generally recover costs incurred up to termination, costs required to be incurred in connection with the termination and a portion of the fee earned commensurate with the work performed to termination. However, significant adverse effects on our indirect cost pools may not be recoverable in connection with a termination for convenience. Contracts with state and other governmental entities are subject to the same or similar risks.

Compliance with federal, state and local provisions relating to the protection of the environment has not had and is not expected to have a material effect upon our capital expenditures, earnings or competitive position.

EMPLOYEES

At December 31, 2006, we had approximately 1,500 employees. Approximately 70% of our employees hold federal government security clearances. We require all employees to annually complete training on compliance subjects. We consider our relationship with our employees to be satisfactory.

PROPRIETARY INFORMATION

Patents, trademarks and copyrights are not materially important to our business. The U.S. Government and state government have certain proprietary rights in software processes and data developed by us in our performance of government and state contracts.

Item 1A. RISK FACTORS

In addition to the other information in this Form 10-K, readers should carefully consider the risks described below before deciding to invest in shares of our common stock. These are risks and uncertainties we believe are most important for you to consider. Additional risks and uncertainties not presently known to us, or which we currently deem immaterial, or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the following risks or uncertainties actually occurs, our business, financial condition, results of operations or cash flows would likely suffer. In that event, the market price of our common stock could decline.

Our Revenue is Highly Concentrated on the DoD and Other Federal Agencies, and A Significant Portion of Our Revenue is Derived From a Few Customers. Decreases in Their Budgets, Changes in Program Priorities or Military Base Closures Could Affect Our Results.

During 2006 and 2005, approximately 91% and 89%, respectively, of our total revenue was derived from U.S. Government agencies. Within the DoD, certain individual programs account for a significant portion of our U.S. Government business. Our revenue from contracts with the DoD, either as a prime contractor or subcontractor, accounted for approximately 80% and 78% of our total revenue in 2006 and 2005, respectively. We cannot provide any assurance that any of these programs will continue as such or will continue at current levels or that military base closures or realignments would not affect such programs or our ability to re-staff such programs. Our revenue could be adversely affected by significant changes in defense spending priorities or declining U.S. defense budgets. Among the effects of this general decline has been increased competition within a consolidating defense industry.

Current budget pressures on the U.S. Government caused principally by the war in Iraq may have adverse effects on our business. Because war expenditures are not expected to abate significantly in the near term, we anticipate continual risks related to expenditures on programs we support.

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

We Must Bear the Risk of Various Pricing Structures Associated With Government Contracts.

We historically have derived a substantial portion of our revenue from contracts and subcontracts with the U.S. Government. A significant portion of our federal and state government contracts are undertaken on a time and materials nature, with fixed hourly rates that are intended to cover salaries, benefits, other indirect costs of operating the business and profit. Our time and material contracts represented 60% and 55% of total revenue in 2006 and 2005, respectively. The pricing of such contracts is based upon estimates of future costs and assumptions as to the aggregate volume of business that we will perform in a given business division or other relevant unit.

We undertake various government projects on a fixed-price basis. Our revenues earned under fixed price contracts have decreased as a percentage of total revenues to approximately 19% in 2006 from approximately 23% in 2005. This decrease was primarily due to the near completion of development work of our contract with the State of Ohio to design, develop and install a statewide automated child welfare case management system. Looking forward, we anticipate an increasing portion of our federal contracts will be available on a fixed price basis. Under a fixed-price contract, the government pays an agreed upon price for our services or products, and we bear the risk that increased or unexpected costs may reduce our profits or cause us to incur a loss. Significant cost overruns can occur if we fail to:

•	adequately estimate the resources required to complete a project;

•	properly determine the scope of an engagement; or

•	complete our contractual obligation in a manner consistent with the project plan.

For fixed price contracts, we must estimate the costs necessary to complete the defined statement of work and recognize revenue or losses in accordance with such estimates. Actual costs may vary materially from the estimates made from time to time, necessitating adjustments to reported revenue and net income. Underestimates of the costs associated with a project could adversely affect our overall profitability and could have a material adverse effect on our business, financial condition, results of operations and cash flows. While we endeavor to maintain and improve contract profitability, we cannot be certain that any of our existing or future fixed-price projects will be profitable.

A substantial portion of our U.S. Government business is as a subcontractor. In such circumstances, we generally bear the risk that the prime contractor will meet its performance obligations to the U.S. Government under the prime contract and that the prime contractor will have the financial capability to pay us amounts due under the subcontract. The inability of a prime contractor to perform or make required payments to us could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our Contracts and Subcontracts with Government Agencies are Subject to a Competitive Bidding Process and to Termination Without Cause by the Government.

A significant portion of our federal and state government contracts are renewable on an annual basis, or are subject to the exercise of contractual options. Multi-year contracts often require funding actions by the U.S. Government, state legislature or others on an annual or more frequent basis. As a result, our business could experience material adverse consequences should such funding actions or other approvals not be taken.

Recent federal regulations and renewed congressional interest in small business set aside contracts is likely to influence decisions pertaining to contracting methods for many of our customers. These regulations require more frequent review and certification of small business contractor status, so as to ensure that companies competing for contracts intended for small business are qualified as such at the time of the competition.

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

Because of the complexity and scheduling of contracting with government agencies, from time to time we may incur costs before receiving contractual funding by the U.S. Government. In some circumstances, we may not be able to recover such costs in whole or in part under subsequent contractual actions. Failure to collect such amounts may have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, the U.S. Government has the right to terminate contracts for convenience. If the government terminated contracts with us, we would generally recover costs incurred up to termination, costs required to be incurred in connection with the termination and a portion of the fee earned commensurate with the work we have performed to termination. However, significant adverse effects on our indirect cost pools may not be recoverable in connection with a termination for convenience. Contracts with state and other governmental entities are subject to the same or similar risks. Any such terminations may have material adverse consequences on our business, financial condition, results of operations and cash flows.

We Are Subject to a High Level of Government Regulations and Audits Under Our Government Contracts and Subcontracts.

As a defense contractor, we are subject to many levels of audit and review, including by the Defense Contract Audit Agency, various inspectors general, the Defense Criminal Investigative Service, the General Accountability Office, the Department of Justice and Congressional Committees. These audits, reviews and the pending grand jury investigation and civil suit in the U.S. District Court for the District of Massachusetts could result in the termination of contracts, the imposition of fines or penalties, the withholding of payments due to us or the prohibition from participating in certain U.S. Government contracts for a specified period of time. Any such action could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We Currently Are Involved in Three Litigation Matters Which, If Not Resolved in Our Favor, Could Harm Our Business.

We are currently involved in three litigation matters which could have a material adverse effect on our business, financial position, results of operations and cash flow. These litigation matters are more fully described in Note 13 of our “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K and include:

•	a civil compliant filed by the U.S. Attorney in the U.S. District Court for the District of Massachusetts on October 9, 2003. The U.S. Attorney is asserting claims against the Company, which are not additive, based on the False Claims Act, the Anti-Kickback Act or Breach of Contract, for which the government estimates damages at approximately $24 million, $20 million and $10 million, respectively. The U.S. Attorney is also seeking recovery on certain common law claims, costs, equitable claims, and interest on Breach of Contract damages. On February 14, 2007, the U.S. Attorney filed a motion for summary judgment, as to liability and as to damages in this matter. The court, in the ordinary course, is expected to rule by the end of 2007. See Note 13 of the “Notes to Consolidated Financial Statements” in Part II, Item 8 on this Form 10-K for an explanation of the uncertainties and likelihood of potential outcomes to this litigation.

•	a grand jury investigation by the Antitrust Division of the Department of Justice which began on October 15, 2002; and

•	a suit characterized as a class action employee suit filed in the U.S. District Court for the District of Massachusetts on June 28, 2005.

If Our Internal Controls over Financial Reporting Do Not Comply with Financial Reporting and Control Management Requirements, There Could Be a Material Adverse Effect on Our Operations or Financial Results. Also, Current and Potential Stockholders Could Lose Confidence in Our Financial Reporting, Which Would Harm Our Business and the Trading Price of Our Stock.

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal control over financial reporting that need improvement.

Although our management has determined, and our independent registered public accounting firm has attested, that our internal controls over financial reporting were effective as of December 31, 2006, we cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future. A material weakness in our internal controls over financial reporting would require management and our independent registered public accounting firm to evaluate our internal controls as ineffective. If our internal controls over financial reporting are not considered adequate, we may experience a loss of public confidence in our reported financial information, which could have an adverse effect on our business and the trading price of our stock.

We Operate in Highly Competitive Markets and May Have Difficulties Entering New Markets.

The government contracting business is subject to intense competition from numerous companies. The principal competitive factors are prior performance, previous experience, technical competence and price. In our efforts to enter new markets and attract new customers, we generally face significant competition from other companies that have prior experience with such potential customers. As a result, we may not achieve the level of success that we expect in our efforts to enter such new markets.

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

Our Operating Results May Vary Significantly From Quarter to Quarter.

Our revenue and earnings may fluctuate from quarter to quarter depending on a number of factors, including:

•	the number, size and timing of client projects commenced and completed during a quarter;

•	contract wins and losses;

•	changes to existing contracts made by our customers;

•	bid and proposal efforts undertaken;

•	progress on fixed-price projects during a given quarter;

•	employee productivity and hiring, attrition and utilization rates;

•	rapid changes in demand from our Precision Manufacturing customers;

•	accuracy of estimates of resources required to complete ongoing projects;

•	the trend in interest rates, and

•	general economic conditions.

We May Not Make or Complete Future Mergers, Acquisitions or Strategic Alliances or Investments.

In 2004, we acquired Impact Innovations Group LLC (“Impact Innovations”), and in 2002, we acquired H.J. Ford Associates, Inc. and Andrulis Corporation. We may seek to continue to expand our operations through mergers, acquisitions or strategic alliances with businesses that will complement our existing business. However, we may not be able to find attractive candidates, or enter into acquisitions on terms that are favorable to us, or successfully integrate the operations of companies that we acquire. In addition, we may compete with other companies for these acquisition candidates, which could make an acquisition more expensive for us. If we are able to successfully identify and complete an acquisition or similar transaction, it could involve a number of risks, including, among others:

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

We cannot assure that any acquisition will be made, that we will be able to obtain financing needed to fund such acquisitions and, if any acquisitions are so made, that the acquired business will be successfully integrated into our operations or that the acquired business will perform as expected. In addition, if we were to proceed with one or more significant strategic alliances, acquisitions or investments in which the consideration consists of cash, a substantial portion of our available cash could be used to consummate the strategic alliances, acquisitions or investments. The financial impact of acquisitions, investments and strategic alliances could have a material adverse effect on our business, financial condition, results of operations and cash flows and could cause substantial fluctuations in our quarterly and annual operating results.

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

Any of these events could have a material adverse effect on the market price of our common stock. In addition, low trading volume in our common stock may cause volatility in stock price.

Item 1B. UNRESOLVED STAFF COMMENTS

We have not received any written comments from the staff of the Securities and Exchange Commission regarding our periodic or current reports that (1) were issued not less than 180 days before the end of our 2006 fiscal year, (2) remain unresolved and (3) we believe are material.

Item 2.	PROPERTIES

As of December 31, 2006 we leased all of the facilities used in our operations totaling approximately 415,000 square feet, of which our Metrigraphics segment occupied approximately 45,000 square feet. All other facilities, as well as a portion of our Andover, Massachusetts headquarters facility is used by the Systems and Service segment. On December 29, 2005 we sold our headquarters facility in Andover, Massachusetts of approximately 131,000 square feet and entered into an operating lease for the same property for a ten-year term with multiple renewal options. We believe that our facilities are adequate for our current needs.

Item 3.	LEGAL PROCEEDINGS

As a defense contractor, we are subject to many levels of audit and review from various government agencies, including the Defense Contract Audit Agency, various inspectors general, the Defense Criminal Investigation Service, the General Accountability Office, the Department of Justice and Congressional Committees. Both related to and unrelated to our defense industry involvement, we are, from time to time, involved in audits, lawsuits, claims, administrative proceedings and investigations. We accrue for liabilities associated with these activities when it becomes probable that future expenditures will be made and such expenditures can be reasonably estimated.

We are a party to or are subject to litigation and other proceedings referenced in Note 13 of our “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K. Except as noted therein we do not presently believe it is reasonably likely that any of these matters would have a material adverse effect on our business, financial position, results of operations or cash flows.

Our evaluation of the likelihood of expenditures related to these matters is subject to change in future periods, depending on then-current events and circumstances, which could have material adverse effects on our business, financial position, results of operations and cash flows.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 2006, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

Executive Officers of the Registrant

The following is a list of the names and ages of our executive officers, all positions and offices held by each person and each person’s principal occupations or employment during the past five years. The officers were elected by the Board of Directors and will hold office until the next annual election of officers and their successors are elected and qualified, or until their earlier resignation or removal by the Board of Directors. There are no family relationships between any executive officers and directors.

Name and Position	Age

James P. Regan	66
President, Chairman and Chief Executive Officer
Richard A. Covel	60
Vice President, General Counsel and Secretary
David Keleher	57
Senior Vice President and Chief Financial Officer
Steven P. Wentzell	60
Senior Vice President and General Manager, Human Resources
Lawrence H. O’Brien, Jr.	55
Senior Vice President and General Manager, Business Solutions and Business Development

Mr. Regan joined us in 1999 as President, Chief Executive Officer and Director. He was elected Chairman in April 2001. Prior to that, he was President and Chief Executive Officer of CVSI, Inc. from 1997 to October 1999 and served as Senior Vice President of Litton PRC from 1992 to 1996.

Mr. Covel joined us as Vice President and General Counsel in December 2000. Prior to that, he was General Counsel, Patent Counsel and Secretary at Foster-Miller, Inc. from 1985 to 2000.

Mr. Keleher joined us as Vice President and Chief Financial Officer in January 2000. Prior to that, he was employed by Raytheon Company as Group Controller for the Commercial Electronics Division in 1999 and Assistant Corporate Controller in 1998. Prior to that, he served in several senior management positions in corporate finance and operations at Digital Equipment Corporation from 1981 to 1997.

Mr. Wentzell joined us as Senior Vice President and General Manager, Human Resources, in October 2004. Prior to joining us, Mr. Wentzell was Senior Vice President of Human Resources for Brooks Automation, Inc., from 2002 to 2004, following its acquisition of PRI Automation, Inc., where Mr. Wentzell served as Corporate Vice President for Human Resources from 1997 through the acquisition. Prior to that, Mr. Wentzell served as the Corporate Vice President of Human Resources for Dialogic Corporation from 1993 through 1997.

Mr. O’Brien joined us in 1978 and has held various senior management positions during this time. In 2006, Mr. O’Brien became Senior Vice President and General Manager, Business Solutions and Business Development. From 2004 to 2006, Mr. O’Brien was Vice President for Business Solutions. Prior to that, Mr. O’Brien was Vice President of Systems Engineer Group from 2001 to 2004.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq National Market under the symbol “DRCO”. The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock, as reported by the Nasdaq National Market. These market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low

Fiscal year ended December 31, 2006
First quarter	$15.64	$12.65
Second quarter	$15.65	$13.22
Third quarter	$14.00	$9.10
Fourth quarter	$10.17	$9.13
Fiscal year ended December 31, 2005
First quarter	$18.67	$14.33
Second quarter	$18.20	$13.85
Third quarter	$16.49	$13.93
Fourth quarter	$16.17	$14.41

Number of Shareholders

As of March 1, 2007, there were 548 shareholders of record of our common stock.

Dividend Policy

In September 1984, our Board of Directors voted not to declare cash dividends to preserve cash for our future growth and development. We did not declare any cash dividends between 1984 and 2006 and do not intend to in the near future. In addition, our financing arrangements, as described in “Liquidity and Capital Resources” in Part II, Item 7, and in Note 9 of our “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K, restrict our ability to pay dividends.

Issuer Purchases of Equity Securities

The following table sets forth all purchases made by or on behalf of us or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the fourth quarter of 2006.

Approximate
			Total Number	Dollar Value
			of Shares	of Shares that
			Purchased as	May Yet Be
			Part of	Purchased
	Total Number	Average Price	Publicly	Under the
	of Shares	Paid Per	Announced	Programs
	Purchased(1)	Share	Programs	(in millions)

Period
October 1, 2006 to October 31, 2006	664	$9.97	—	$—
November 1, 2006 to November 30, 2006	159	9.97	—	—
December 1, 2006 to December 31, 2006	—	—	—	—

Total	823	$9.97	—	$—

(1)	During the three months ended December 31, 2006, we repurchased 823 shares that were not part of a publicly announced share repurchase program, representing shares repurchased to cover payroll withholding taxes in connection with the vesting of restricted stock awards.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes, as of December 31, 2006, the number of shares of our common stock to be issued upon exercise of options issued under our equity compensation plans and the number of shares of common stock remaining available for future issuance under these plans.

			Number of securities
	Number of securities		remaining available
	to be issued	Weighted-average	for future issuance
	upon exercise of	exercise price of	under equity compensation
	outstanding options,	outstanding options,	plans (excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)

Plan Category
Equity compensation plans approved by security holders:
1993 Equity Incentive Plan	83,180	$10.00	—
1995 Stock Option Plan for Non-Employee Directors	20,614	$11.47	—
2000 Incentive Plan	786,885	$9.37	123,826
2003 Incentive Plan	—	$—	400,000

Total equity compensation plans approved by security holders	890,679	$9.48	523,826
Equity compensation plans not approved by security holders(1)	250,000	$4.44	—

Total equity compensation plans	1,140,679	$8.37	523,826

(1)	In 1999, we granted Mr. Regan a non-qualified stock option to purchase 250,000 shares of our common stock. The option price was the fair market value of the common stock at the date of grant. Twenty percent of the options vested immediately and an additional 20% vested in each successive year from the date of grant. The options expire ten years from the date of grant.

Item 6.	SELECTED FINANCIAL DATA

The selected condensed consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included as Part II, Item 7 of this Form 10-K, and our consolidated financial statements and notes thereto included in Part II, Item 8 of this Form 10-K. The historical results provided below are not necessarily indicative of future results.

	Year ended December 31,
	2006	2005	2004(1)	2003	2002(2)
(in thousands, except share and per share data)

Revenue	$258,987	$300,440	$275,706	$244,808	$192,610
Operating income	$8,171	$21,305	$17,507	$15,389	$12,647
Income from continuing operations before cumulative effect of accounting change	$3,988	$11,433	$9,373	$8,655	$7,357
Cumulative benefit of accounting change	84	—	—	—	—
Loss from discontinued operations	—	—	—	(1,635)	(1,124)
Loss on disposal of discontinued operations	—	—	—	(348)	—

Net income	$4,072	$11,433	$9,373	$6,672	$6,233

Earnings per share — Basic
Income from continuing operations before cumulative effect of accounting change	$0.44	$1.30	$1.10	$1.05	$0.92
Cumulative benefit of accounting change	0.01	—	—	—	—
Loss from discontinued operations	—	—	—	(0.20)	(0.14)
Loss on disposal of discontinued operations	—	—	—	(0.04)	—

Net earnings per share — Basic	$0.45	$1.30	$1.10	$0.81	$0.78

Earnings per share — Diluted
Income from continuing operations before cumulative effect of accounting change	$0.42	$1.24	$1.03	$0.98	$0.83
Cumulative benefit of accounting change	0.01	—	—	—	—
Loss from discontinued operations	—	—	—	(0.18)	(0.13)
Loss on disposal of discontinued operations	—	—	—	(0.04)	—

Net earnings per share — Diluted	$0.43	$1.24	$1.03	$0.76	$0.70

Net cash provided by operating activities — continuing operations	$17,584	$25,032	$3,961	$13,186	$9,915
Capital expenditures	$2,482	$4,571	$4,544	$8,163	$3,347
Depreciation	$3,203	$3,719	$3,624	$3,007	$3,192

	As of December 31,
	2006	2005	2004(1)	2003	2002(2)

Total assets	$159,852	$187,753	$205,134	$121,070	$111,676
Current portion of long-term debt	$—	$10,170	$18,357	$9,000	$15,144
Long-term debt (less current portion)	$15,000	$15,242	$51,485	$7,750	$8,250
Stockholders’ equity	$83,765	$74,187	$61,318	$48,651	$39,809
Return on invested capital(3)	4.8%	10.2%	10.7%	14.0%	14.4%
Stockholders’ equity per share	$8.99	$8.16	$7.02	$5.76	$4.88
Return on stockholders’ equity	5.2%	16.9%	17.0%	20.3%	18.6%
Backlog	$92,903	$144,571	$165,017	$123,895	$111,070
Number of shares outstanding	9,314,962	9,096,893	8,737,562	8,443,082	8,164,180

(1)	Amounts include results of operations of Impact Innovations Group LLC (acquired September 1, 2004) for the period subsequent to our acquisition.

(2)	Amounts include results of operations of Andrulis Corporation (acquired December 20, 2002) and HJ Ford (acquired June 4, 2002) for the periods subsequent to their respective acquisitions.

(3)	Return of invested capital is calculated by dividing operating income, net of income taxes, by the average quarterly invested capital. Invested capital is the sum of outstanding debt and stockholders’ equity.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

DRC, founded in 1955 and headquartered in Andover, Massachusetts, provides IT, engineering and other services focused on national defense and intelligence, public safety and citizen services for government customers. The government market is composed of three sectors: national defense and intelligence, federal civilian agencies, and state and local governments. Our core capabilities are focused on IT, engineering and technical subject matter expertise that pertain to the knowledge domains of our core customers.

Recent industry reports, such as the Federal IT Market Forecast published by INPUT, are projecting long-term growth rates in demand by the federal government for professional services of approximately 5%. These estimates are, in general, lower than those made a year ago. We are cognizant of funding challenges facing the federal government and the resulting increase in competitiveness in our industry. Significant contract awards have been and will continue to be delayed and new initiatives have been slow to start. There appears to be recent improvement in contract award and funding decisions with the passage of Federal budgets for fiscal year 2007 for the DoD and DHS. However, contract award and funding decisions for the Federal civilian agencies have been delayed, as these departments are currently operating under a continuing resolution for fiscal year 2007. Customers are moving away from GSA and time and materials contracts toward agency sponsored ID/IQ contract vehicles and fixed price contracts and task orders. The DoD seeks to reduce spending on contracted program advisory and assistance services and often is setting this work aside for small businesses. Concurrently, there is increasing demand from federal customers for engineering, training, business transformation, lean six sigma and business intelligence solutions and services. Many federal customers are seeking to streamline their procurement activities by consolidating work under large contract vehicles. Our competitive strategy is intended to align with these trends.

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method. In accordance with that transition method, we have not restated prior periods for the effect of compensation expense calculated under SFAS 123R. We have continued to use the Black-Scholes pricing model as the most appropriate method for determining the estimated fair value of all applicable awards. Compensation expense for all share-based equity awards is being recognized on a straight-line basis over the vesting period of the award. The adoption of SFAS 123R had a pre-tax impact of $0.9 million in 2006, net of a cumulative effect of accounting change of $0.1 million recorded during the first quarter of 2006. During 2006, total share-based compensation was $2.1 million, compared to $0.9 million in 2005 which only included share-based compensation for restricted stock awards. As of December 31, 2006, the total unrecognized compensation cost related to stock options was $1.0 million, which is expected to be recognized over a weighted-average period of approximately 1.4 years, and the total unrecognized compensation cost related to restricted stock awards was $1.4 million, which is expected to be amortized over a weighted-average period of approximately 1.8 years.

Total revenue in 2006 was $259.0 million, a decrease of 13.8% over 2005. The decrease was a due to the curtailment of work and the loss of certain contracts.

Our gross margin was 13.6% of total revenue in 2006, compared to 16.5% of total revenue in 2005. The decline in the gross margin was primarily a result of an increase in indirect costs including severance costs related to a reduction in workforce, an increase in business development efforts, increased share-based compensation costs, higher provisions for the valuation of our unbilled expenditures and fees on contracts in process and a change in revenue mix.

Our operating margin was 3.2% of total revenue in 2006, compared to 7.1% of total revenue in 2005. The decline in the operating margin was primarily due to indirect overhead costs, employee benefit costs and general and administrative expenses decreasing at a slower rate than revenues. During the second quarter of 2006, we implemented a cost reduction plan to bring indirect spending back in line with revenue projections for 2006. As a result, operating margins improved in the second half of 2006.

We have two reportable business segments: Systems and Services, and Metrigraphics. The Systems and Services segment accounted for 97.6% of total revenue and the Metrigraphics segment accounted for 2.4% of total revenue in 2006.

CRITICAL ACCOUNTING POLICIES

There are business risks specific to the industries in which we operate. These risks include, but are not limited to: estimates of costs to complete contract obligations, changes in government policies and procedures, government contracting issues and risks associated with technological development. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates and assumptions also affect the amount of revenue and expenses during the reported period. Actual results could differ from those estimates.

The use of alternative estimates and assumptions and changes in business strategy or market conditions may significantly impact our assets or liabilities, and potentially result in a different impact to our results of operations. We believe the following critical accounting policies affect the more significant judgments made and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Our Systems and Services business segment provides services pursuant to time and materials, cost reimbursable and fixed-price contracts, including service-type contracts.

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

For cost reimbursable contracts, revenue is recognized as costs are incurred and includes a proportionate amount of the fee earned. Cost reimbursable contracts specify the contract fee in dollars or as a percentage of estimated costs. The primary risk on a cost reimbursable contract is that a government audit of direct and indirect costs could result in the disallowance of certain costs, which would directly impact revenue and margin on the contract. Historically, such audits have not had a material impact on our revenue and operating income.

Revenue from service-type fixed-price contracts is recognized ratably over the contract period or by other appropriate output methods to measure service provided, and contract costs are expensed as incurred. Under fixed-price contracts, other than service-type contracts, revenue is recognized primarily under the percentage of completion method in accordance with American Institute of Certified Public Accountants Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. The risk on a fixed-price contract is that if estimates to complete the contract change from one period to the next, profit levels will vary from period to period.

For all types of contracts, we recognize anticipated contract losses as soon as they become known and estimable. Out-of-pocket expenses that are reimbursable by the customer are included in contract revenue and cost of contract revenue.

Unbilled expenditures and fees on contracts in process are the amounts of recoverable contract revenue that have not been billed at the balance sheet date. Unbilled expenditures and fees relate principally to revenue that is billed in the month after services are performed. In certain instances, billing is deferred in compliance with contract terms, such as milestone billing arrangements and withholdings, or delayed for other reasons. Billings which are expected to be deferred more than one year from the balance sheet date are classified as noncurrent assets. Costs related to certain U.S. Government contracts, including applicable indirect costs, are subject to audit by the government. Revenue from such contracts has been recorded at amounts we expect to realize upon final settlement.

Our Metrigraphics business segment records revenue from product sales upon transfer of both title and risk of loss to the customer, provided there is evidence of an arrangement, fees are fixed or determinable, no significant obligations remain, collection of the related receivable is reasonably assured and customer acceptance criteria have been successfully demonstrated. Product sales are recorded net of sales taxes and net of returns upon delivery. Amounts billed to customers related to shipping and handling is classified as product sales. The cost of shipping products to the customer is recognized at the time the products are shipped and are recorded as cost of product sales.

Goodwill and Other Intangible Assets

With the acquisition of Impact Innovations in 2004 and other businesses in 2002, we acquired goodwill and other intangible assets. The identification and valuation of these intangible assets and the determination of the estimated useful lives at the time of acquisition, as well as the completion of annual impairment tests, require significant management judgments and estimates. These estimates are made based on, among other things, consultations with an accredited independent valuation consultant and reviews of projected cash flows. As a result of the annual impairment test performed as of December 31, 2006, we determined that the carrying amount of goodwill did not exceed its fair value and, accordingly, did not record a charge for impairment. However, there can be no assurance that goodwill will not be impaired in subsequent periods. As of December 31, 2006, we had recorded goodwill and other intangible assets of $68.7 million in the Consolidated Balance Sheets.

Income Taxes and Deferred Taxes

As part of our process of preparing consolidated financial statements, management is required to estimate the provision for income taxes, deferred tax assets and liabilities and future taxable income for purposes of assessing our ability to realize any future benefits from deferred taxes. This process involves estimating the current tax liability and assessing temporary and permanent differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Consolidated Balance Sheets. We had a net deferred liability of $10.2 million at December 31, 2006.

We must also assess the likelihood that our deferred tax asset will be recovered from future taxable income and, to the extent a recovery is not likely, a valuation allowance must be established. At December 31, 2006, we determined that a valuation allowance was not required.

Pension Obligations

Accounting and reporting for our pension plan requires the use of assumptions, including but not limited to, the discount rate and expected rate of return on assets. These assumptions are used by independent actuaries to estimate the total benefit ultimately payable to employees and allocate this cost to the service periods. The actuarial assumptions used to calculate pension costs are determined and reviewed annually by management after consulting with outside investment advisors and actuaries.

The assumed discount rate, which is intended to be the actual rate at which benefits could effectively be settled, is determined by a spot-rate yield curve method. The spot-rate yield curve is adjusted to match the plan assets cash outflows with the timing and amount of the expected benefit payments. As of the pension plans measurement date, the weighted average discount rate used to determine both the benefit obligations and net periodic benefit costs was 5.75%.

The assumed expected rate of return on plan assets, which is the average return expected on the funds invested or to be invested to provide future benefits to pension plan participants, is determined by an annual review of historical plan asset returns and consultation with outside investment advisors. As of the pension plans measurement date, the weighted average expected rate of return was 9.0%. A decrease of 50 basis points in the expected rate of return would increase the annual pension expense by approximately $0.3 million in both 2006 and 2007.

During 2006, the assumptions used in determining net periodic cost were consistent to actual results. If these assumptions differ materially from actual results in the future, our obligations under the pension plan could also differ materially, potentially requiring us to record an additional pension liability and record additional pension costs. An actuarial valuation of the pension plan is performed each year. The results of this actuarial valuation are reflected in the accounting for the pension plan upon determination. At December 31, 2006, we recorded a pension liability of $3.9 million in the Consolidated Balance Sheets that represented the unfunded projected benefit obligation.

RESULTS OF OPERATIONS

Operating results (in millions) and results expressed as a percentage of total revenues are as follows:

	Year Ended December 31,
	2006		2005		2004
	$	%	$	%	$	%

Contract revenue	$252.9	97.6%	$293.7	97.7%	$268.6	97.4%
Product sales	$6.1	2.4%	$6.8	2.3%	$7.1	2.6%
Total revenue	$259.0	100.0%	$300.4	100.0%	$275.7	100.0%
Gross profit on contract revenue(1)	$33.9	13.4%	$48.1	16.4%	$41.1	15.3%
Gross profit on product sales(1)	$1.2	19.7%	$1.6	23.1%	$1.9	26.3%
Total gross profit(1)	$35.1	13.6%	$49.7	16.5%	$43.0	15.6%
Selling, General and Administrative	$24.1	9.3%	$25.3	8.4%	$23.2	8.4%
Amortization of intangible assets	$2.8	1.1%	$3.0	1.0%	$2.3	0.8%
Operating Income	$8.2	3.2%	$21.3	7.1%	$17.5	6.4%
Interest expense, net	$(2.0)	(0.8)%	$(4.4)	(1.5)%	$(2.2)	(0.8)%
Other income, net	$0.6	0.2%	$2.3	0.8%	$0.4	0.1%
Provision for income taxes	$2.7	1.1%	$7.8	2.6%	$6.3	2.3%
Net income	$4.1	1.6%	$11.4	3.8%	$9.4	3.4%

(1)	These amounts represent a percentage of contract revenues, product sales and total revenues, respectively.

Revenue

We reported total revenue of $259.0 million, $300.4 million and $275.7 million in 2006, 2005 and 2004, respectively. Total revenue decreased by 13.8% in 2006 compared to 2005 resulting from a decline in contract revenue. Total revenue increased by 9.0% in 2005 compared to 2004 due from the revenues added through the acquisition of Impact Innovations on September 1, 2004.

Contract Revenues

Contract revenues in our Systems and Services segment were earned from the following sectors (in millions):

	Year Ended December 31,
	2006		2005		2004
	$	%	$	%	$	%

National defense and intelligence	$206.0	81.4%	$233.9	79.7%	$215.4	80.2%
Federal civilian agencies	$30.6	12.1%	$33.8	11.5%	$31.3	11.6%
State and local government agencies	$15.3	6.0%	$23.0	7.8%	$20.3	7.6%
Other	$1.1	0.4%	$3.0	1.0%	$1.6	0.6%
Total contract revenue	$252.9	100.0%	$293.7	100.0%	$268.6	100.0%

The decrease in revenues from national defense and intelligence agencies in 2006 compared to 2005 was due to curtailment of work with the Air National Guard, reduced work with the U.S. Air Force Electronic Systems Center and the loss of the Office of Assistant Secretary of Defense for Public Affairs work in October 2005. The increase in 2005 compared to 2004 was attributable to revenues added through the acquisition of Impact Innovations.

Our contract with the ASC, which provided approximately $48 million, $49 million and $47 million of revenues in 2006, 2005 and 2004, respectively, was subject to re-competition in 2006 as the CAPS contract. In April 2006, HMRTech/HJ Ford SBA JV was awarded a CAPS contract, under which task order competition is expected to be completed in 2007. We believe we are well positioned to retain our base of services provided by HJ Ford employees and compete for new business. With the first year re-competitions under the new CAPS contract estimated at 60% complete, annual revenue from the awards to date is anticipated to reach $24 million, growing by more than 10% over the last year of the preceding task order periods, excluding subcontractor revenue. The periods of performance for the task awards range from one to five years. The task orders include a mix of time and material and firm fixed price awards.

The new task order awards provide us with the opportunity to continue to expand our presence within the Wings, Groups and Squadrons at ASC and other key U.S. Air Force organizations at Wright-Patterson AFB, Ohio. CAPS is the primary contract vehicle for delivering multi-functional support including Consulting, Program Management, Logistics, Engineering, Financial Management, and Business Transformation services to a variety of ASC, U.S. Air Force Materiel Command, U.S. Air Force Research Laboratory customers and to other Wright-Patterson Air Force Base organizations.

Also, related to the new CAPS contract structure, work performed by other contractor team members on these programs, which under the predecessor contract was passed-through our revenue and cost of sales, will be contracted directly between HMRTech/HJ Ford SBA JV and the subcontractor and will no longer be included in our financial results. The total annual effect of eliminating the revenue and cost of sales pass-through, estimated at $28 million, prior to the re-competitions, is not included in the $24 million of revenues we have anticipated under the new CAPS contract.

Our contract with the ESC, which provided approximately $20 million, $30 million and $31 million in 2006, 2005 and 2004, respectively, is subject to re-competition. The services provided under our current contract are being procured by the ESC under two new contract vehicles, the Engineering Technical Administration Support Services (“ETASS”) contract and the Professional Acquisition Support Services (“PASS”) contract. Proposals for their contracts have been submitted and are awaiting award. We currently anticipate a single ETASS contract award in the second quarter of 2007 and the award of multiple PASS contracts in the fourth quarter of 2007. We have participated in the competitions for these contracts as a subcontractor. The full year revenue impact of moving from a prime contractor to a sub-contractor role is anticipated to be an approximate $7 million revenue reduction with no material effect on operating profit. There can be no assurance that we will receive these contract awards.

The decrease in revenues from federal civilian agencies in 2006 compared to 2005 was due to the loss of the Internal Revenue Service contract in 2005, partially offset by higher revenues from new DHS and FDIC contracts that were awarded in the second half of 2006. The increase in 2005 compared to 2004 was also attributable to revenues added through the acquisition of Impact Innovations.

The decrease in revenues from state and local government agencies in 2006 compared to 2005 was primarily due to lower revenues under our contract with the State of Ohio, under which a significant portion of the development work has been completed. In May 2004, we were awarded a fixed price contract with the State of Ohio to design, develop and install an automated child welfare case management system. This $37.5 million contract has a three-and-one-half year base period, plus a one-year option. Revenues under this contract were approximately $9 million, $16 million and $8 million in 2006, 2005 and 2004, respectively. The increase in 2005 compared to 2004 was primarily due to a full year effect of revenue in 2005 from the State of Ohio contract.

Revenues by contract type as a percentage of Systems and Services segment revenues were as follows:

	Year ended December 31,
	2006	2005	2004

Time and materials	62%	56%	59%
Cost reimbursable	19%	20%	21%
Fixed price, including service type contracts	19%	24%	20%

	100%	100%	100%

Prime contract	67%	68%	74%
Sub-contract	33%	32%	26%

	100%	100%	100%

Product Sales

Product sales for the Metrigraphics segment were $6.1 million, $6.8 million and $7.1 million for 2006, 2005 and 2004, respectively. The decrease in revenue from product sales for the Metrigraphics segment in 2006 compared to 2005 primarily was due to a decrease in computer peripheral device sales. The decrease in 2005 compared to 2004 primarily was due to a decrease in computer peripheral device sales, partially offset by an increase in medical technology equipment sales.

Funded Backlog

Our funded backlog was $92.9 million at December 31, 2006, $144.6 million at December 31, 2005 and $165.0 million at December 31, 2004. We expect that substantially all of our backlog at December 31, 2006 will generate revenue during the year ending December 31, 2007. The funded backlog generally is subject to possible termination at the convenience of the contracting party. Contracts are generally funded on an annual basis or incrementally for shorter time periods. Due to current budgetary pressures, we have seen an increase in the application of incremental funding, thereby reducing backlog in proportion to revenue. A portion of our funded backlog is based on annual purchase contracts and subject to annual governmental approval or appropriations legislation and the amount of funded backlog as of any date can be affected by the timing of order receipts and deliveries.

Gross Profit

Total gross profit was $35.1 million, $49.7 million and $43.0 million resulting in a gross margin of 13.6%, 16.5% and 15.6% for 2006, 2005 and 2004, respectively.

Our gross profit on contract revenue was $33.9 million, $48.1 million and $41.1 million in 2006, 2005 and 2004, respectively. The change in gross profit resulted in a gross margin of 13.4%, 16.4% and 15.3% for 2006, 2005 and 2004, respectively. The decline in gross profit in 2006 compared to 2005 was primarily attributable to a decline in revenue and increases in indirect costs including costs related to a reduction in workforce, an increase in business development efforts, share-based compensation, higher provisions for the valuation of our unbilled expenditures and fees on contracts in process and changes in revenue mix. Unusually high severance costs of $1.1 million were recorded in cost of contract revenue in 2006 compared to $0.5 million in 2005. Share-based compensation costs reduced gross profit in 2006 by $1.1 million related to our adoption of SFAS 123R at the beginning of 2006. In the near term, we anticipate continuation of the lower gross margin as a result of a continued high level of investment in business development, bid and proposal activities. The improvement in gross margin on contract revenues in 2005 compared to 2004 resulted from lower employee benefit cost and acquisition integration efficiencies, which resulted in a lower level of indirect overhead costs along with lower sub-contractor and other direct costs, expressed as a percentage of revenues.

Our gross profit on product sales was $1.2 million, $1.6 million and $1.9 million 2006, 2005 and 2004, respectively. The slight decline in gross profit in both comparable periods was primarily attributable to a lower level of revenues. This resulted in a decline in gross margin of 19.7%, 23.1% and 26.3% in 2006, 2005 and 2004, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $24.1 million in 2006, $25.3 million in 2005, and $23.2 million in 2004. The decrease in selling, general and administrative expenses in 2006 compared to 2005 was primarily the result of lower costs for salaries and benefits resulting from the workforce reductions, as well as other cost reduction efforts. This decrease was partially offset by an increase in share-based compensation expenses of $1.2 million in 2006 compared to $0.9 million in 2005. The increase in 2005 compared to 2004 was primarily the result of higher costs resulting from the Impact Innovations acquisition, partially offset by lower employee benefit related expenses. Selling, general and administrative expenses, expressed as a percentage of revenues, were 9.3% in 2006 and 8.4% in both 2005 and 2004. As a percentage of revenue, selling general and administrative expenses have increased in 2006 compared to 2005 due to revenues decreasing at a faster rate than expenses and an increase in share-based compensation costs and severance costs associated with workforce reductions. Reductions in 2005 in finance, IT, benefits and other administrative costs expressed as a percentage of revenues were partially offset by an increased level of investment in business development and an increase in recruiting costs due to higher turnover.

Amortization of Intangible Assets

Amortization expense, which relates to the amortization of acquired intangible assets, was $2.8 million, $3.0 million, and $2.3 million in 2006, 2005, and 2004, respectively. The increased level of expense in 2005 compared to 2004 was related to a full year of amortization expense from the intangible assets identified with the Impact Innovations acquisition.

Interest Expense, net

We incurred interest expense totaling $2.1 million in 2006, $4.4 million in 2005 and $2.3 million in 2004. The decrease in interest expense in 2006 compared to 2005 was due to lower average borrowings, partially offset by a higher average interest rate. The increase in interest expense in 2005 compared to 2004 was primarily attributable to a full year of borrowing under the acquisition loan used to fund the September 1, 2004 acquisition of Impact Innovations, coupled with interest on the outstanding balance of our revolving credit facility and the term loan facility. Interest expense in 2004 included only four months of interest on the acquisition term loan and a full year of interest on the outstanding balances on our revolving credit facility and the term loan facility. The interest rate on our current financing vehicle is variable. This vehicle is more fully described in the “Liquidity and Capital Resources” section below. The weighted average interest rates on our outstanding borrowings were 6.87%, 6.27%, and 5.36% at December 31, 2006, 2005 and 2004, respectively. We recorded approximately $0.1 million of interest income in each of 2006, 2005 and 2004.

Other Income, net

We recorded $0.6 million, $2.3 million and $0.4 million of net other income in 2006, 2005 and 2004, respectively. In 2006 and 2005, we recorded $0.2 million and $2.0 million, respectively, of realized gains resulting from the sale of shares of common shares of Lucent Technologies, Inc. (“Lucent”) during those periods. In accordance with the equity method of accounting, other income includes recognition of our portion of income or loss related to our investments in HMRTech and HMRTech/HJ Ford SBA JV. We recorded income related to our equity investments of $0.2 million in each of the three years ended 2006. Approximately $0.2 million in 2006 and approximately $0.1 million in both 2005 and 2004, was included in other income attributable to gains on our deferred compensation plan investments.

Provision for Income Taxes

We recorded income tax provisions of $2.7 million, $7.8 million and $6.3 million in 2006, 2005 and 2004, respectively. The income tax provision was recorded at rates of 40.6% in 2006, 40.5% in 2005, and 40.1% in

2004. These rates reflect the statutory federal rate of 35% in 2006 and 34% in both 2005 and 2004. The 2006 tax rate reflects the implementation of SFAS 123R for certain stock awards and the relative impact of permanent difference due to a lower profit before tax balance, increase in tax rates applied to deferred income taxes, partially offset by favorable state income tax audits and tax credits and adjustment of tax accruals and reserves.

Shares Used in Computing Earnings Per Share

Weighted average common shares outstanding and common equivalent shares totaled 9.4 million, 9.3 million, and 9.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. The increase in shares in 2006 compared to 2005 was related to 0.3 million additional shares issued, partially offset by a decreased dilutive effect on employee stock options due to a lower average annual stock price. The increase in 2005 from 2004 was primarily attributable to 0.4 million additional shares issued, partially offset by a reduction in the number of employee stock options counted as outstanding common equivalent shares due to their anti-dilutive effect.

LIQUIDITY AND CAPITAL RESOURCES

The following discussion analyzes liquidity and capital resources by operating, investing and financing activities as presented in our Consolidated Statements of Cash Flows. Our principal sources of liquidity are cash flows from operations and borrowings from our revolving credit facility.

Our results of operations, cash flows and financial condition are subject to certain trends, events and uncertainties, including demands for capital to support growth, economic conditions, government payment practices and contractual matters. Our need for access to funds is dependent on future operating results, our growth and acquisition activity and external conditions.

Based upon our present business plan and operating performance, we believe that cash provided by operating activities, combined with amounts available for borrowing under the revolver, will be adequate to fund the capital requirements of our existing operations during 2007 and for the foreseeable future. In the event that our current capital resources are not sufficient to fund requirements, we believe our access to additional capital resources would be sufficient to meet our needs. However, the development of adverse economic or business conditions could significantly affect the need for and availability of capital resources.

At December 31, 2006 and 2005, we had cash and cash equivalents aggregating $7.9 million and $1.0 million, respectively. The increase in cash and cash equivalents is primarily the result of $17.6 million of net cash provided by operating activities, partially offset by $2.3 million and $8.4 million of cash used in investing and financing activities, respectively.

Operating Activities

Net cash provided by operating activities of $17.6 million during 2006 was primarily attributable to improved billings and receivable collections and non-cash charges, partially offset by reductions in accounts payable and accrued expenses. Net cash provided by operating activities totaled $24.6 million and $3.2 million in 2005 and 2004, respectively.

Total accounts receivable and unbilled expenditures and fees on contracts in process were $64.4 million and $94.7 million at December 31, 2006 and December 31, 2005, respectively. Billed accounts receivable decreased $5.8 million in 2006 and $13.1 million in 2005, while total unbilled amounts decreased $24.5 million in 2006 and increased $11.4 million in 2005. Total accounts receivable (including unbilled amounts) days sales outstanding, or DSO, was 96 days at December 31, 2006 and 119 days at December 31, 2005.

At December 31, 2006, the unbilled receivables balance included $9.4 million related to our contract with the State of Ohio. Under the current terms of the contract, this amount is anticipated to be invoiced and collected in accordance with completion of contract milestones. Based on current projected milestone completions, we anticipate payments on this contract of approximately $9 million in 2007.

Deferred taxes on unbilled receivables totaled approximately $9 million at December 31, 2006 compared to $19 million at December 31, 2005. The decrease in deferred taxes resulted from a reduction in tax deferred unbilled costs and fees and tax payments related to our settlement of the 2002 and 2003 income tax audits. The Internal Revenue Service (“IRS”) also has initiated an audit of our 2004 income tax return. The IRS continues to challenge the deferral of income for tax purposes related to our unbilled receivables including the applicability of a Letter Ruling issued by the IRS to us in January 1976 which granted to us deferred tax treatment of our unbilled receivables. We have requested and the IRS has agreed to allow this issue to be elevated to the IRS National Office for determination. While the outcome of the audit is not expected to be known for several months and remains uncertain, we may incur interest expense, our deferred tax liabilities may be reduced and income tax payments may be increased substantially in future periods.

Share-based compensation increased to $2.1 million in 2006, from $0.9 million in 2005 and $0.5 million in 2004. The increase in 2006 is due to our adoption of SFAS 123R beginning January 1, 2006. During 2005, we realigned our approach to share based compensation by increasing the issuance of restricted stock awards and reducing the issuance of stock options. As a result, higher share based compensation was recorded in 2005 compared to 2004. We anticipate lower share-based compensation in 2007 due to the actions approved by the Board of Directors to amend our Employee Stock Purchase Plan during the fourth quarter of 2006, as more fully described in Note 11 of our “Notes to Consolidated Financial Statements” in Part II, Item 8 on this Form 10-K.

Non-cash amortization expense of our acquired intangible assets was $2.8 million, $3.0 million and $2.3 million in 2006, 2005 and 2004, respectively. We anticipate that non-cash expense for the amortization of intangible assets to decrease to approximately $2.6 million in 2007.

Our defined benefit pension plan was underfunded by $3.9 million and $11.1 million in 2006 and 2005, respectively. The decrease in the 2006 underfunded amount was due to an additional pension contribution and actions approved by the Board of Directors to amend the plan during the fourth quarter of 2006, which removed the 3% annual benefit inflator for active participants in the plan as of December 31, 2006. This amendment, which freezes each participant’s calculated pension benefit, is anticipated to reduce pension costs, net of other changes in assumptions, by approximately $0.9 million in 2007 compared to 2006. During 2006 and 2005, contributions of $5.2 million and $8.1 million, respectively, were made to fund our pension plan.

Investing Activities

Net cash used in investing activities of $2.3 million during 2006 was primarily attributable to capital expenditures. Net cash provided by investing activities was $16.5 million in 2005 and net cash used in investing activities was $59.9 million in 2004.

Capital expenditures for the purchase of property and equipment were $2.5 million, $4.6 million, and $4.5 million in 2006, 2005 and 2004, respectively. For all years, capital expenditures were primarily for the purchase of computing equipment and for leasehold improvements, other than for the enterprise business system and the Andover facility renovation. Expenditures for the PeopleSoft based enterprise business system, which was initially placed-in-service on January 1, 2004, were $0.1 million and $1.7 million in 2005 and 2004, respectively. Expenditures for the Andover facility renovation were $1.5 million and $1.4 million in 2005 and 2004, respectively. We expect capital expenditures in 2007 to be at similar levels as 2006.

During 2006 and 2005, we sold our Lucent shares for $0.2 million and $2.0 million, respectively, realizing a gain on the sale of $0.2 million and $2.0 million, respectively. We currently do not hold any investments classified as available for sale and therefore do not expect any proceeds from the sale of investments in future periods.

On December 29, 2005, we sold our headquarters facility in Andover, Massachusetts and entered into a lease for the same property for a ten-year term with two five-year renewal options. Proceeds realized from the sale were $19.3 million resulting in a gain of $6.8 million that will be recognized over the ten-year term of the lease. During 2006, the Company amortized $0.7 million of the deferred gain and estimates a similar benefit in subsequent periods through the end of the lease.

In 2004, we expended $54.0 million related to the acquisition of Impact Innovations. The acquisition is more fully described in Note 3 of our “Notes to Consolidated Financial Statements” in Part II, Item 8 on this Form 10-K.

We believe that selective acquisitions are an important component of our growth strategy. We may acquire, from time to time, firms or properties that are aligned with our core capabilities and which complement our customer base. We will continue to consider acquisition opportunities that align with our strategic objectives, along with the possibility of utilizing the credit facility as a source of financing.

Financing Activities

On September 29, 2006, we entered into a new revolving credit facility (the “2006 facility”) with a bank group to amend and restate the then existing credit facility entered into on September 1, 2004. The 2006 facility provides for a $50 million, three-year revolving credit agreement for working capital needs. On an ongoing basis, the 2006 facility requires us to meet certain financial covenants, including maintaining a minimum net worth and certain cash flow and debt coverage ratios. The covenants also limit our ability to incur additional debt, pay dividends, purchase capital assets, sell or dispose of assets, make additional acquisitions or investments, or enter into new leases, among other restrictions. In addition, the 2006 facility provides that the bank group may accelerate payment of all unpaid principal and all accrued and unpaid interest under the 2006 facility, upon the occurrence and continuance of certain events of default. At December 31, 2006, the Company was in compliance with its debt covenants. Additional information related to the 2006 facility is referenced in Note 9 of our “Notes to Consolidated Financial Statements” in Part II, Item 8 on this Form 10-K.

During 2006, net cash used in financing activities of $8.4 million represented principal payments under the acquisition term loan of $25.4 million, partially offset by $15.0 million of net borrowings under the revolving credit agreement and $1.9 million of proceeds from the issuance of common stock through the exercises of stock options and employee stock purchase plan transactions. The outstanding balances on our 2004 facility, which consisted of an acquisition term loan balance of $17.2 million and a revolving credit facility balance of $4.5 million, were paid off and re-borrowed under the revolver as part of the 2006 facility. As of December 31, 2006, we had $15.0 million outstanding under our 2006 facility which has been classified as long-term as amounts borrowed under the revolver are contractually due on the maturity of the 2006 facility, however we may repay at any time prior to that date.

During 2005, net cash used in financing activities was $41.0 million, which consisted of $26.7 million of repayments under the acquisition term loan, $10.0 million of repayments under the revolver and $7.8 million of repayments under the term loan, partially offset by $3.4 million of proceeds from the exercise of stock options and employee stock purchase plan transactions.

During 2004, net cash provided by financing activities was comprised of $55.0 million from the acquisition term loan, $1.5 million of net borrowings under the revolver and $2.6 million of cash proceeds from the exercise of stock options and employee stock purchase plan transactions. We entered into our then existing financing arrangement, of which $55.0 million was related to the acquisition of Impact Innovations. We repaid $1.6 million of the principal borrowed immediately after the initial consideration paid for Impact Innovations was reduced to $53.4 million. Our proceeds from financing activities were partially offset by $2.9 million of acquisition term loan principal payments, including the $1.6 million of principal repaid immediately as discussed above, $0.8 million for deferred financing costs and $0.5 million of principal payments under the term loan.

Off-Balance Sheet Arrangements

We did not utilize or employ any off-balance sheet arrangements during the three years ended December 31, 2006, defined as (i) an obligation under a guarantee contract, (ii) a retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement, (iii) an obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument or (iv) an obligation, including a contingent obligation, arising out of a variable interest.

Commitments

Our contractual obligations as of December 31, 2006 consist of the following (in millions):

	Payments due by period
		Less than	Two to	Four to
	Total	one year	three years	five years	Thereafter

Long-term debt	$15.0	$—	$15.0	$—	$—
Operating leases	$37.0	$6.7	$12.2	$8.3	$9.9
Letter of credit	$1.0	$1.0	$—	$—	$—
Total contractual obligations	$53.1	$7.7	$27.2	$8.3	$9.9

The amounts above related to the long-term debt do not include interest payments on the revolver outstanding principal balance, because the interest rates are not fixed.

The amounts above related to operating leases are net of sublease rentals of $0.3 million for both periods due less than one year and due two to three years.

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

Contingencies

We are a party to litigation and other proceedings as referenced in Note 13 of our “Notes to Consolidated Financial Statements” in Part II, Item 8 on this Form 10-K. Except as noted therein we do not presently believe it is reasonably likely that any of these matters would have a material adverse effect on our business, financial position, results of operations or cash flows.

Our evaluation of the likelihood of expenditures related to these matters is subject to change in future periods, depending on then current events and circumstances, which could have material adverse effect on our business, financial position, results of operations and cash flows.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS 159 on our financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”). SFAS 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position (based on the projected benefit obligation for a pension plan), (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, Employers’ Accounting for Pensions, or SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than

Pensions, (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 was effective for the Company’s fiscal year ended December 31, 2006. The impact from our adoption of SFAS 158 as of December 31, 2006 is described in Note 8 in our “Notes to Consolidated Financial Statements” in Part II, Item 8 on this Form 10-K.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for the Company’s fiscal year beginning January 1, 2007, with early adoption permitted. We do not expect the adoption of SFAS 157 to have a material impact on our financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 was effective for our fiscal year ended December 31, 2006. The adoption of SAB 108 did not have a material impact on our financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 sets standards for the accounting for uncertainty in income taxes recognized in an enterprises’ financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on accounting for tax liability derecognition, classification, interest and penalty recognition, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December  15, 2006. We are currently evaluating the impact the adoption of FIN 48 will have on our financial statements.

IMPACT OF INFLATION AND CHANGING PRICES

Overall, inflation has not had a material impact on our operations. Additionally, the terms of DoD contracts, which accounted for approximately 80% of total revenue in 2006, are generally one year contracts and include salary increase factors for future years, thus reducing the potential impact of inflation.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk associated with our revolver, where interest payments are tied to either the LIBOR or prime rate. The interest rate at December 31, 2006 on $15.0 million of outstanding borrowings under the revolver was 7.86% under the 90-day LIBOR Rate option elected on October 5, 2006. At any time, a sharp rise in interest rates could have an adverse effect on net interest expense as reported in our Consolidated Statements of Operations. Our potential loss over one year that would result in a hypothetical and instantaneous increase of one full percentage point in the interest rate on our revolver would increase annual interest expense by approximately $0.2 million.

We presently have no investments, other than cash investments, which consists primarily of money market accounts with original maturities of three months or less and, accordingly, no exposure to market interest rates on investments. We have no significant exposure to foreign currency fluctuations. Foreign sales, which are nominal, are primarily denominated in U.S. dollars.

PART II

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of Dynamics Research Corporation

We have audited the accompanying consolidated balance sheets of Dynamics Research Corporation and subsidiaries (a Massachusetts corporation) (collectively the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dynamics Research Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 11 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2007 expressed an unqualified opinion on management’s assessment and an unqualified opinion on internal control effectiveness.

/s/    Grant Thornton LLP

Boston, Massachusetts
March 16, 2007

DYNAMICS RESEARCH CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2006	2005

ASSETS
Current assets
Cash and cash equivalents	$7,887	$1,020
Accounts receivable, net of allowances of $793 in 2006 and $588 in 2005	27,136	32,894
Unbilled expenditures and fees on contracts in process	36,764	60,210
Prepaid expenses and other current assets	2,824	1,483

Total current assets	74,611	95,607

Noncurrent assets
Property and equipment, net	11,509	12,252
Goodwill	63,055	63,055
Intangible assets, net	5,671	8,480
Deferred tax asset	1,507	3,916
Other noncurrent assets	3,499	4,443

Total noncurrent assets	85,241	92,146

Total assets	$159,852	$187,753

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current portion of long-term debt	$—	$10,170
Accounts payable	18,195	25,668
Deferred taxes	11,698	19,825
Accrued compensation and employee benefits	14,473	18,761
Other accrued expenses	3,916	6,392

Total current liabilities	48,282	80,816

Long-term liabilities
Long-term debt, less current portion	15,000	15,242
Other long-term liabilities	12,805	17,508

Total long-term liabilities	27,805	32,750

Total liabilities	76,087	113,566

Commitments and contingencies — See Note 13
Stockholders’ equity
Preferred stock, $0.10 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.10 par value; 30,000,000 shares authorized; 9,314,962 and 9,096,893 shares issued and outstanding in 2006 and in 2005, respectively	931	910
Capital in excess of par value	47,644	45,571
Unearned compensation	—	(1,850)
Accumulated other comprehensive loss	(9,206)	(10,768)
Retained earnings	44,396	40,324

Total stockholders’ equity	83,765	74,187

Total liabilities and stockholders’ equity	$159,852	$187,753

The accompanying notes are an integral part of these consolidated financial statements.

DYNAMICS RESEARCH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	December 31,
	2006	2005	2004

Contract revenue	$252,890	$293,662	$268,634
Product sales	6,097	6,778	7,072

Total revenue	258,987	300,440	275,706

Cost of contract revenue	218,976	245,566	227,509
Cost of product sales	4,895	5,212	5,214
Selling, general and administrative expenses	24,136	25,318	23,152
Amortization of intangible assets	2,809	3,039	2,324

Total operating costs and expenses	250,816	279,135	258,199

Operating income	8,171	21,305	17,507
Interest expense, net	(2,042)	(4,367)	(2,225)
Other income	589	2,276	360

Income before provision for income taxes	6,718	19,214	15,642
Provision for income taxes	2,730	7,781	6,269

Income before cumulative effect of accounting change	3,988	11,433	9,373
Cumulative benefit of accounting change, net of tax of $62	84	—	—

Net income	$4,072	$11,433	$9,373

Earnings per common share
Basic
Income before cumulative effect of accounting change	$0.44	$1.30	$1.10
Cumulative effect of accounting change	0.01	—	—

Net income	$0.45	$1.30	$1.10

Diluted
Income before cumulative effect of accounting change	$0.42	$1.24	$1.03
Cumulative effect of accounting change	0.01	—	—

Net income	$0.43	$1.24	$1.03

Weighted average shares outstanding
Basic	9,099,897	8,809,644	8,499,013
Diluted	9,426,535	9,253,522	9,073,048

The accompanying notes are an integral part of these consolidated financial statements.

DYNAMICS RESEARCH CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(in thousands)

					Capital		Accumulated
	Common Stock				in Excess		Other
	Issued		Treasury Stock		of Par	Unearned	Comprehensive	Retained
	Shares	Par value	Shares	Par value	Value	Compensation	Loss	Earnings	Total

Balance at December 31, 2003	9,822	$982	(1,379)	$(138)	$36,642	$(797)	$(7,556)	$19,518	$48,651
Comprehensive income, net of tax:
Net income	—	—	—	—	—	—	—	9,373	9,373
Other comprehensive loss(1)	—	—	—	—	—	—	(168)	—	(168)

Comprehensive income	—	—	—	—	—	—	—	—	9,205
Issuance of common stock through stock option exercises and employee stock purchase plan transactions	235	23	—	—	2,584	—	—	—	2,607
Issuance of restricted stock	96	10	—	—	1,680	(1,690)	—	—	—
Forfeiture of restricted stock	(33)	(3)	—	—	(374)	377	—	—	—
Release of restricted stock	(4)	—	—	—	(36)	—	—	—	(36)
Amortization of unearned compensation	—	—	—	—	—	538	—	—	538
Tax benefit from stock options exercised and employee stock purchase plan transactions	—	—	—	—	353	—	—	—	353
Redesignation of treasury stock to common stock in accordance with Massachusetts Business Corporation Act, Chapter 156D	(1,379)	(138)	1,379	138	—	—	—	—	—

Balance at December 31, 2004	8,737	874	—	—	40,849	(1,572)	(7,724)	28,891	61,318
Comprehensive income, net of tax:
Net income	—	—	—	—	—	—	—	11,433	11,433
Other comprehensive loss(1)	—	—	—	—	—	—	(3,044)	—	(3,044)

Comprehensive income	—	—	—	—	—	—	—	—	8,389
Issuance of common stock through stock option exercises and employee stock purchase plan transactions	304	30	—	—	3,378	—	—	—	3,408
Issuance of restricted stock	110	11	—	—	1,794	(1,805)	—	—	—
Forfeiture of restricted stock	(42)	(4)	—	—	(667)	671	—	—	—
Release of restricted stock	(12)	(1)	—	—	(187)	(9)	—	—	(197)
Amortization of unearned compensation	—	—	—	—	—	865	—	—	865
Tax benefit from stock options exercised and employee stock purchase plan transactions	—	—	—	—	404	—	—	—	404

Balance at December 31, 2005	9,097	910	—	—	45,571	(1,850)	(10,768)	40,324	74,187
Comprehensive income, net of tax:
Net income	—	—	—	—	—	—	—	4,072	4,072
Other comprehensive income(1)	—	—	—	—	—	—	1,562	—	1,562

Comprehensive income	—	—	—	—	—	—	—	—	5,634
Issuance of common stock through stock option exercises and employee stock purchase plan transactions	192	19	—	—	1,875	—	—	—	1,894
Issuance of restricted stock	70	7	—	—	(7)	—	—	—	—
Forfeiture of restricted stock	(30)	(3)	—	—	3	—	—	—	—
Release of restricted stock	(14)	(2)	—	—	(191)	—	—	—	(193)
Share-based compensation	—	—	—	—	2,082	—	—	—	2,082
Tax benefit from stock options
exercised and employee stock purchase plan transactions	—	—	—	—	161	—	—	—	161
Reversal of unearned compensation upon adoption of FASB Statement No. 123R	—	—	—	—	(1,850)	1,850	—	—	—

Balance at December 31, 2006	9,315	$931	—	$—	$47,644	$—	$(9,206)	$44,396	$83,765

(1)	Other comprehensive income (loss) is calculated as follows:

	Year Ended December 31,
	2006	2005	2004

Minimum pension liability adjustment, net of tax (expense) benefit of $(1,026), $976 and $(193) in the three years ended December 31, 2006	$1,562	$(1,509)	$(1,703)

Unrealized gains on investments:
Unrealized holding gains (losses) arising during the period, net of tax (expense) benefit of $(89), $207 and $(993) in the three years ended December 31, 2006	122	(324)	1,535
Less: reclassification adjustment for gains realized in net income, net of tax (expense) benefit of $89 and $786 for the two years ended December 31, 2006	(122)	(1,211)	—

Net unrealized gain (loss)	—	(1,535)	1,535

Other comprehensive income (loss)	$1,562	$(3,044)	$(168)

The accompanying notes are an integral part of these consolidated financial statements.

DYNAMICS RESEARCH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	December 31,
	2006	2005	2004

Cash flows from operating activities:
Net income	$4,072	$11,433	$9,373
Adjustments to reconcile net cash provided by operating activities
Depreciation	3,203	3,719	3,624
Amortization of intangible assets	2,809	3,039	2,324
Share-based compensation , including cumulative effect of accounting change	2,082	865	538
Non-cash interest expense	203	304	154
Amortization of deferred gain on sale of building	(676)	(6)	—
Investment income from equity interest	(223)	(166)	(249)
Tax benefit from stock options exercised and employee stock purchase plan transactions	(161)	404	353
Deferred income taxes	(6,744)	1,869	7,697
Gain on sale of investments and long-lived assets, net	(192)	(1,984)	(2)
Change in operating assets and liabilities:
Accounts receivable, net	5,758	13,084	(7,612)
Unbilled expenditures and fees on contracts in process	24,502	(11,437)	(17,078)
Prepaid expenses and other current assets	(1,341)	4,185	(3,336)
Accounts payable	(7,473)	5,118	8,486
Accrued compensation and employee benefits	(4,288)	847	850
Other accrued expenses	(2,508)	1,246	1,188
Other long-term liabilities	(1,439)	(7,488)	(2,349)

Net cash provided by continuing operations	17,584	25,032	3,961
Net cash used in discontinued operations	—	(422)	(754)

Net cash provided by operating activities	17,584	24,610	3,207

Cash flows from investing activities:
Additions to property and equipment	(2,482)	(4,571)	(4,544)
Proceeds from sale of building, net	—	19,275	—
Proceeds from sale of investments and long-lived assets	214	2,003	17
Purchase of business	—	(168)	(53,967)
Dividends from equity investment	155	60	60
Increase in other assets	(182)	(92)	(1,473)

Net cash provided by (used in) investing activities	(2,295)	16,507	(59,907)

Cash flow from financing activities:
Borrowings under revolving credit agreement	172,981	138,996	220,476
Repayments under revolving credit agreement	(157,981)	(148,996)	(218,976)
Issuance of long-term debt	—	—	55,000
Principal payments under loan agreements	(25,412)	(34,430)	(3,408)
Payments of deferred financing costs	(65)	—	(798)
Proceeds from the exercise of stock options and employee stock purchase plan transactions	1,894	3,408	2,607
Tax benefit from stock options exercised and employee stock purchase plan transactions	161	—	—

Net cash provided by (used in) financing activities	(8,422)	(41,022)	54,901

Net increase (decrease) in cash and cash equivalents	6,867	95	(1,799)
Cash and cash equivalents, beginning of period	1,020	925	2,724

Cash and cash equivalents, end of period	$7,887	$1,020	$925

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$2,078	$4,302	$1,607
Cash paid during the year for income taxes, net of refunds	$12,486	$(196)	$124
Supplemental disclosure of noncash financing and investing activities
Issuance of restricted stock	$1,000	$1,805	$1,690
Supplemental disclosure — acquisitions
Assets acquired	$—	$—	$59,267
Cash payments, net of cash acquired	—	(168)	(53,967)

Liabilities assumed	$—	$(168)	$5,300

The accompanying notes are an integral part of these consolidated financial statements.

DYNAMICS RESEARCH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

NOTE 1.	NATURE OF THE BUSINESS

Dynamics Research Corporation (the “Company”), headquartered in Andover, Massachusetts, provides IT, engineering, logistics and other consulting services to federal defense, civil and state agency customers. Founded in 1955 and headquartered in Andover, Massachusetts, the Company has approximately 1,500 employees located throughout the United States (“U.S.”). The Company operates through the parent corporation and its wholly owned subsidiaries, H.J. Ford Associates, Inc. (“HJ Ford”) and DRC International Corporation.

The Company’s core capabilities are focused on IT, engineering and technical subject matter expertise that pertain to the knowledge domains relevant to the Company’s core customers. These capabilities include design, development, operation and maintenance of IT systems, engineering services, complex logistics planning systems and services, defense program administrative support services, simulation, modeling, training systems and services, and custom built electronic test equipment and services.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and all wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

The Company, through HJ Ford, has a 40% ownership interest in HMRTech, LLC (“HMRTech”), a small disadvantaged business as defined by the Small Business Administration of the U.S. Government. The Company, also through HJ Ford, has a 40% ownership interest in HMRTech/HJ Ford SBA JV, LLC (“HMRTech/HJ Ford SBA JV”), a joint venture formed with HMRTech. The ownership interests are accounted for using the equity method and reported as a component of other noncurrent assets in the Company’s Consolidated Balance Sheets.

Unless otherwise indicated, all financial information presented herein refers to continuing operations.

The Company has reclassified certain prior period amounts to conform with the current period presentation.

Risks, Uncertainties and Use of Estimates

There are business risks specific to the industries in which the Company operates. These risks include, but are not limited to, estimates of costs to complete contract obligations, changes in government policies and procedures, government contracting issues and risks associated with technological development. The U.S. Government has the right to terminate contracts for convenience. If the government terminated contracts, the Company would generally recover costs incurred up to termination, costs required to be incurred in connection with the termination and a portion of the fee earned commensurate with the work performed to termination. However, significant adverse effects on the Company’s indirect cost pools may not be recoverable in connection with a termination for convenience. Contracts with state and other governmental entities are subject to the same or similar risks.

In 2006, approximately 91% of the Company’s total revenues were derived from sales to U.S. Government agencies, primarily the Department of Defense (“DoD”). All of the Company’s U.S. Government contracts are subject to termination for convenience in accordance with government regulations. Sales to agencies of state and local governments comprised approximately 6% of total revenues in 2006. Many of the contracts the Company has won are multi-year efforts. In accordance with state laws, funding must be approved annually by the state’s legislatures.

DYNAMICS RESEARCH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share amounts)

The financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. of America and, accordingly, include amounts based on informed estimates and judgments of management with consideration given to materiality. Estimates and judgments also affect the amount of revenue and expenses during the reported period. Actual results could differ from those estimates. The Company believes the following accounting policies affect the more significant judgments made and estimates used in the preparation of its consolidated financial statements.

The Company also estimates and provides for potential losses that may arise out of litigation and regulatory proceedings and tax audits to the extent that such losses are probable and can be estimated, in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies. Significant judgment is required in making these estimates and the Company’s final liabilities may ultimately be materially different. The Company’s total liability in respect of litigation and regulatory proceedings is determined on a case-by-case basis and represents an estimate of probable losses after considering, among other factors, the progress of each case or proceeding, the Company’s experience and the experience of others in similar cases or proceedings, and the opinions and views of legal counsel. Given the inherent difficulty of predicting the outcome of the Company’s litigation and regulatory matters, particularly in cases or proceedings in which substantial or indeterminate damages or fines are sought, the Company cannot estimate losses or ranges of losses for cases or proceedings where there is only a reasonable possibility that a loss may be incurred. See Note 13 for information on the Company’s litigation and other proceedings.

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

Revenue from service-type fixed-price contracts is recognized ratably over the contract period or by other appropriate output methods to measure service provided, and contract costs are expensed as incurred. Under fixed-price contracts, other than service-type contracts, revenue is recognized primarily under the percentage of completion method in accordance with American Institute of Certified Public Accountants Statement of Position (“SOP”) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. The risk to the Company on a fixed-price contract is that if estimates to complete the contract change from one period to the next, profit levels will vary from period to period.

For all types of contracts, the Company recognizes anticipated contract losses as soon as they become known and estimable. Out-of-pocket expenses that are reimbursable by the customer are included in contract revenue and cost of contract revenue.

Unbilled expenditures and fees on contracts in process are the amounts of recoverable contract revenue that have not been billed at the balance sheet date. Generally, the Company’s unbilled expenditures and fees

DYNAMICS RESEARCH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share amounts)

relate to revenue that is billed in the month after services are performed. In certain instances, billing is deferred in compliance with contract terms, such as milestone billing arrangements and withholdings, or delayed for other reasons. Billings which must be deferred more than one year from the balance sheet date are classified as noncurrent assets. Costs related to certain U.S. Government contracts, including applicable indirect costs, are subject to audit by the government. Revenue from such contracts has been recorded at amounts the Company expects to realize upon final settlement.

The Company’s Metrigraphics business segment records revenue from product sales upon transfer of both title and risk of loss to the customer, provided there is evidence of an arrangement, fees are fixed or determinable, no significant obligations remain, collection of the related receivable is reasonably assured and customer acceptance criteria have been successfully demonstrated. Product sales are recorded net of sales taxes and net of returns upon delivery. Amounts billed to customers related to shipping and handling is classified as product sales. The cost of shipping products to the customer is recognized at the time the products are shipped and are recorded as cost of product sales.

Concentration of Risk

A majority of the Company’s revenue is derived from U.S. Government agencies, primarily the DoD. Any cancellations or modifications of the Company’s significant contracts or subcontracts, or failure by the government to exercise option periods relating to those contracts or subcontracts, could adversely affect the Company’s business, financial condition, results of operations and cash flows. A significant portion of the Company’s federal government contracts are renewable on an annual basis, or are subject to the exercise of contractual options. The government has the right to terminate contracts for convenience. Multi-year contracts often require funding actions by the government on an annual or more frequent basis. The Company could experience material adverse consequences should such funding actions or other approvals not be taken. In addition to contract cancellations and declines in government budgets, the Company’s business, financial condition, results of operations and cash flows may be adversely affected by competition within a consolidating defense industry, increased government regulation and general economic conditions.

Cash and Cash Equivalents

All cash investments, which consist primarily of money market accounts, have original maturities of three months or less and are classified as cash equivalents.

Unbilled Expenditures and Fees on Contracts in Process

Unbilled expenditures and fees on contracts in process include work in process which will be billed in accordance with contract terms and delivery schedules, as well as amounts expected to become billable upon final execution of contracts, contract completion, milestones or completion of rate negotiations. Generally, unbilled expenditures and fees on contracts in process are expected to be collected within one year. However, under the Company’s current child welfare systems contract with the State of Ohio, $493 and $1,549 of the contract’s unbilled balance at December 31, 2006 and 2005, respectively, are not scheduled to be invoiced within one year of the balance sheet date. Accordingly, these amounts are reported as a component of other noncurrent assets in the Company’s Consolidated Balance Sheets. Payments to the Company for performance on certain U.S. Government contracts are subject to audit by the Defense Contract Audit Agency. Revenue has been recorded at amounts the Company expects to realize upon final settlement.

Valuation Allowances

The Company provides for potential losses against accounts receivable and unbilled expenditures and fees on contracts in process based on the Company’s expectation of a customer’s ability to pay. These

DYNAMICS RESEARCH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share amounts)

reserves are based primarily upon specific identification and aging criteria of potential uncollectible accounts. In addition, payments to the Company for performance on U.S. Government contracts are subject to audit by the Defense Contract Audit Agency. If necessary, the Company provides an estimated reserve for adjustments resulting from rate negotiations and audit findings. The Company routinely provides for these items when they are identified and can be reasonably estimated.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, and consist of materials, labor and overhead. There are no amounts in inventories relating to contracts having production cycles longer than one year. Total inventories aggregated $116 and $6 at December 31, 2006 and 2005, respectively, and are included in prepaid expenses and other current assets on the Company’s Consolidated Balance Sheets.

Property and Equipment

Property and equipment, including improvements that significantly add to productive capacity or extend the asset’s useful life are capitalized and recorded at cost. When items are sold, or otherwise retired or disposed of, other income is charged or credited for the difference between the net book value and proceeds realized thereon. Repairs and maintenance costs are expensed as incurred. Property and equipment is depreciated on the straight-line basis over their estimated useful lives. Estimated useful lives of production equipment typically range from three to five years, while software and furniture and other equipment typically range from three to ten years. Leasehold improvements are amortized over the shorter of the remaining expected term of the lease, considering renewal options, or the life of the related asset. The Company recorded depreciation expense of $3,203, $3,719 and $3,624 during 2006, 2005 and 2004, respectively.

On December 29, 2005, the Company entered into a purchase and sale agreement and lease in connection with a sale and leaseback of its headquarters in Andover, Massachusetts, as more fully described in Note 13. The net proceeds from the sale, after transaction and other related costs, were $19,275 resulting in a gain of $6,765 which is being recognized over the ten year term of the lease. During 2006 and 2005, the Company amortized $676 and $6, respectively, of the deferred gain. As of December 31, 2006, $676 of the deferred gain was included in other accrued expenses and the remaining $5,407 was included in long-term liabilities.

In addition to the sale and leaseback transaction, the Company recorded disposals of $646 and $15,423, during 2006 and 2005, respectively, of substantially fully-depreciated machinery, equipment and leasehold improvements no longer in use.

Internal Software Developed Costs

The Company follows the provisions of SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, in accounting for development costs of software to be used internally. SOP 98-1 requires that both internal and external cost incurred to develop internal-use computer software during the application development stage be capitalized and subsequently amortized over the estimate economic useful life of the software. These costs are included with machinery and equipment, a separate component of property and equipment.

Investment Available for Sale

The Company has held investments which were classified as available-for-sale securities and accounted for in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Investments are carried at fair value and reported as a component of other noncurrent assets in the

DYNAMICS RESEARCH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share amounts)

Company’s Consolidated Balance Sheet. Realized gains and losses on investments are determined using the specific identification method and reported as a component of other income in the Company’s Consolidated Statement of Operations. Unrealized holding gains and losses, net of related tax effects, are excluded from earnings and are reported in accumulated other comprehensive income, a separate component of stockholders’ equity in the Company’s Consolidated Balance Sheet, until realized.

During 2004, the Company received 672,518 shares of common stock in Lucent Technologies, Inc. (the “Lucent shares”) in exchange for shares of common stock of Telica, Inc., (the “Telica shares”), in which the Company had an ownership interest prior to Lucent’s acquisition of Telica. Prior to Lucent’s acquisition of Telica, the Company carried the Telica shares at zero cost as there was no readily determinable value for the Telica shares. At December 31, 2004, the Company recorded the Lucent shares at fair value of $2,528 with a respective unrealized gain of $2,528, net of a $993 tax effect.

During 2005, the Company sold its Lucent shares for $1,997, net of transaction costs, realizing a gain on the sale in the same amount. At December 31, 2005, an additional 74,724 Lucent shares were held in escrow for indemnification related to Lucent’s acquisition of Telica. During the first quarter of 2006, the shares held in escrow were released to the Company in which the Company subsequently sold all of the shares and realized a gain of $211.

Business Combinations

Since 2002, the Company has completed three business acquisitions. The Company accounts for business acquisitions in accordance with SFAS No. 141, Business Combinations, which requires that the purchase method of accounting be used for all business “combinations” completed after June 30, 2001. The Company determines and records the fair values of assets acquired and liabilities assumed as of the dates of acquisition. The Company utilizes an independent valuation specialist to determine the fair values of identifiable intangible assets acquired in order to determine the portion of the purchase price allocable to these assets.

Goodwill

Goodwill is recorded when the consideration paid for business acquisitions exceeds the fair value of net tangible and identifiable intangible assets acquired. The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), which requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but rather, be tested annually for impairment. In accordance with SFAS 142, goodwill recorded in conjunction with the Company’s business acquisitions is not being amortized.

The Company assesses goodwill for impairment at least once each year by applying a direct value-based fair value test. Goodwill could be impaired due to market declines, reduced expected future cash flows, or other factors or events. Should the fair value of goodwill at the measurement date fall below its carrying value, a charge for impairment of goodwill would occur in that period. SFAS 142 requires a two-step impairment testing approach. Companies must first determine whether goodwill is impaired and if so, they must value that impairment based on the amount by which the book value exceeds the estimated fair value. As a result of the annual impairment test performed as of December 31, 2006, the Company determined that the carrying amount of goodwill did not exceed its fair value and, accordingly, did not record a charge for impairment. However, there can be no assurance that goodwill will not become impaired in future periods.

DYNAMICS RESEARCH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share amounts)

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

Asset Retirement Obligations

The Company accounts for obligations associated with retirements of long-lived assets under SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 clarifies that the term “conditional asset retirement obligation,” as used in SFAS 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. However, the obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. FIN 47 requires that the uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company determined that no obligations were required to be recognized at December 31, 2006 and 2005.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with SFAS No. 109, Accounting for Income Taxes, pursuant to which deferred income taxes are recognized based on temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the current year. Valuation allowances are provided if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event it is determined that the Company would be able to realize its deferred tax asset in excess of their net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. The Company determined that no valuation allowance was required at December 31, 2006 and 2005.

Pension Obligations

The Company adopted the accounting requirements of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and

DYNAMICS RESEARCH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share amounts)

132(R), (“SFAS 158”) as of December 31, 2006. As required by SFAS 158, the Company will continue to apply the provisions in SFAS No. 87, Employers Accounting for Pensions, in measuring plan assets and benefit obligations associated with its defined benefit pension plan in determining the amount of net periodic benefit cost. SFAS 158 requires entities to measure plan assets and benefit obligations as of the date of their fiscal year end which is effective for the Company’s fiscal year ending after December 31, 2008. Early application is allowed, however, the Company has elected not to change the measurement date provision as of December 31, 2006.

Accounting and reporting for the Company’s pension plan requires the use of assumptions, including but not limited to, a discount rate and an expected return on assets. These assumptions are reviewed at least annually based on reviews of current plan information and consultation with the Company’s independent actuary and the plan’s investment advisor. If these assumptions differ materially from actual results, the Company’s obligations under the pension plan could also differ materially, potentially requiring the Company to record an additional pension liability. An independent actuarial valuation of the pension plan is performed each year. The results of this actuarial valuation are reflected in the accounting for the pension plan upon determination.

Deferred Financing Costs

Costs associated with obtaining the Company’s financing arrangements are deferred and amortized over the term of the financing arrangements using the effective interest method.

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

Operating Leases

The Company accounts for operating leases in accordance with the provisions of SFAS No. 13, Accounting for Leases, which require minimum lease payments be recognized on a straight-line basis, beginning on the date that the lessee takes possession or control of the property. When the terms of an operating lease provide for periods of free rent, rent concessions and/or rent escalations, the Company establishes a deferred rent liability for the difference between the scheduled rent payment and the straight-line rent expense recognized. The deferred rent liability is amortized over the underlying lease term on a straight-line basis as a reduction of rent expense. The Company had a deferred rent liability of $1,031 and $784 recorded as of December 31, 2006 and 2005, respectively. The long-term portions of the deferred rent liability of $953 and $752 were recorded in other long-term liabilities as of December 31, 2006 and 2005, respectively, and the remaining current portions were recorded in other accrued expenses in the Consolidated Balance Sheets.

Restructuring Costs

The Company recognizes obligations associated with restructuring activities in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, (“SFAS 146”). SFAS 146 generally requires a liability for costs associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred. The overall purpose of the Company’s restructuring actions is to lower overall operating costs and improve profitability by reducing excess capacities. Restructuring charges are typically reported in selling, general and administrative expenses in the

DYNAMICS RESEARCH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share amounts)

period in which the plan is approved by the Company’s senior management and, where material, the Company’s Board of Directors, and when the liability is incurred.

Comprehensive Income

The Company accounts for comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income. As it relates to the Company, comprehensive income is defined as net income plus other comprehensive income, which is the sum of changes in additional minimum pension liabilities and unrealized gains and losses on investments available for sale, and is presented in the Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income.

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

Share-Based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires the measurement and recognition of compensation expense based on estimated fair value for all share-based payment awards including stock options, employee stock purchases under employee stock purchase plans, non-vested share awards (restricted stock) and stock appreciation rights. SFAS 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the SEC issued Staff Accounting Bulletin No. 107, which provided the Staff’s views regarding implementation issues related to SFAS 123R.

The Company adopted the provisions of SFAS 123R using the modified prospective transition method beginning January 1, 2006, the first day of the first quarter of fiscal 2006. In accordance with that transition method, the Company has not restated prior periods for the effect of compensation expense calculated under SFAS 123R. The Company has continued to use the Black-Scholes pricing model as the most appropriate method for determining the estimated fair value of all applicable awards. For share-based awards granted after January 1, 2006, the Company recognized compensation expense based on the estimated grant date fair value method required under SFAS 123R. For all awards the Company has recognized compensation expense using a straight-line amortization method over the vesting period of the award. As SFAS 123R requires that share-based compensation expense be based on awards that ultimately vest, estimated share-based compensation for 2006 has been reduced for estimated forfeitures. Pursuant to the income tax provisions included in SFAS 123R, the Company has elected the “long-form” method of establishing the beginning balance of the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R. The adoption of SFAS 123R also requires additional accounting related to income taxes and earnings per share as well as additional disclosure related to the cash flow effects resulting from share-based compensation.

DYNAMICS RESEARCH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share amounts)

Change in Accounting Principle

The modified prospective transition method of SFAS 123R requires an adjustment to record the cumulative effect of a change in accounting principle to reflect the compensation cost that would not have been recognized in prior periods had forfeitures been estimated during those periods. This adjustment applies only to compensation costs previously recognized in the financial statements for awards that were unvested on the adoption date. Upon the adoption of SFAS 123R, the Company recorded a cumulative benefit of accounting change of $84, net of income taxes of $62, related to estimating forfeitures for restricted stock awards that were unvested as of January 1, 2006.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159 on its financial statements.

In September 2006, the FASB issued SFAS 158 which requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position (based on the projected benefit obligation for a pension plan), (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, Employers’ Accounting for Pensions, or SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 was effective for the Company’s fiscal year ended December 31, 2006. The impact from the Company’s adoption of SFAS 158 as of December 31, 2006 is described in Note 8.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for the Company’s fiscal year beginning January 1, 2007, with early adoption permitted. The Company does not expect the adoption of SFAS 157 to have a material impact on its financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 was effective for the Company’s fiscal year ended December 31, 2006. The adoption of SAB 108 did not have a material impact on the Company’s financial statements.

DYNAMICS RESEARCH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share amounts)

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 sets standards for the accounting for uncertainty in income taxes recognized in an enterprises’ financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on accounting for tax liability derecognition, classification, interest and penalty recognition, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact the adoption of FIN 48 will have on its financial statements.

NOTE 3.	BUSINESS ACQUISITION

On September 1, 2004, the Company completed the acquisition of Impact Innovations Group LLC (“Impact Innovations”) from J3 Technology Services Corporation (“J3 Technology”) for $53,399 in cash. The Company used the proceeds from the acquisition term loan portion of its then existing financing facility to finance the transaction. The Company acquired all of the outstanding membership interests of Impact Innovations, which constituted the government contracts business of J3 Technology. Impact Innovations customers include U.S. Government intelligence agencies and various DoD agencies, as well as federal civilian agencies. The Company believes that the acquisition of Impact Innovations enhances its Capability Maturity Model (“CMM”) Level 3 rating for software engineering core competency and enriches the Company’s business intelligence, business transformation and network engineering and operations solution sets, while adding a number of key government defense and civilian customers to the Company’s portfolio, including a new customer base in the intelligence community. As part of this transaction, the Company paid for legal, accounting and other transaction costs and accrued for exit costs, primarily related to the consolidation of one of the Impact Innovations facilities into a Company facility, including lease costs for the abandoned acquired facility which expires in May 2009. The results of operation of Impact Innovations are included in the accompanying consolidated financial statements from the date of acquisition.

The purchase price was determined through negotiations with J3 Technology based upon the Company’s access to new customers, customer relationships and cash flows. The portion of the excess of purchase price over fair value of net assets acquired that was allocated to customer relationships was $11,500, which the Company estimated to have a useful life of five years, based upon an independent appraisal. The balance of the excess purchase price over fair value of net assets acquired was recorded as goodwill, which was all expected to be deductible for tax purposes.

On February 14, 2006, J3 Technology filed a complaint against the Company in the Superior Court of Gwinnett County, Georgia seeking specific performance of an alleged settlement agreement regarding the closing balance sheet valuation which would require additional cash consideration of $800, which the Company accrued in other accrued expenses. In accordance with the terms of the asset purchase agreement, the Company removed this action from the Superior Court of Gwinnett County, Georgia into arbitration conducted in the State of New York and settled the allegation and closing balance sheet amount on January 24, 2007. As part of the settlement, J3 Technology has placed $1,000 in escrow to be applied to any liability adjudicated against J3 Technology’s labor practices arising out of the class action suit against the Company filed in the U.S. District Court for the District of Massachusetts alleging violations of the Fair Labor Standards Act. During fiscal 2005, the company realigned the valuation of the assets acquired including the aforementioned additional cash consideration. The realignment resulted in a shift in the components of

DYNAMICS RESEARCH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share amounts)

working capital acquired and total consideration, however it did not change the valuation of customer relationship or excess purchase price considered as goodwill. A summary of the transaction is as follows:

Consideration:
Cash	$53,399
Accrued estimated additional cash consideration	800
Legal, accounting and other transaction costs	746
Exit costs	367

Total consideration	55,312

Allocation of consideration to assets acquired/(liabilities assumed):
Working capital	7,013
Property and equipment	562
Other noncurrent assets	57
Long-term liabilities	(164)

Total fair value of net tangible assets acquired	7,468

Excess of consideration over fair value of net tangible assets acquired	47,844
Allocation of excess consideration to identifiable intangible assets:
Customer relationships	11,500

Allocation of excess consideration to goodwill	$36,344

The activity for the three years ended December 31, 2006 related to the Company’s exit cost accrual for the Impact Innovations acquisition is as follows:

	Year Ended December 31,
			Adjustments	Expenditures
	Beginning		for changes	charged against	Ending
	Balance	Provision	in estimate	accrual	Balance

2006	$121	$—	$—	$(17)	$104
2005	$393	$—	$(102)	$(170)	$121
2004	$—	$469	$—	$(76)	$393

The ending exit cost accrual as of the end of each period includes the benefit of sublease rentals which is expected to be approximately $200 per year through the end of the lease term.

The following pro forma results of operations for the year ended December 31, 2004 have been prepared as though the acquisition of Impact Innovations had occurred on January 1, 2003. These pro forma results include adjustments for interest expense and amortization of deferred financing costs on the acquisition term loan used to finance the transaction, amortization expense for the identifiable intangible asset recorded and the effect of income taxes. Additionally, these pro forma results include nonrecurring events recorded by Impact Innovations in the third quarter of 2004 prior to their acquisition by the Company, including approximately $150 of revenues with no associated costs related to award fees and excess performance on service level agreements, and approximately $500 of reductions to selling, general and administrative expenses; primarily employee-related costs. This pro forma information does not purport to be indicative of the results of operations that would have been attained had the acquisition been made as of January 1, 2003, or of results of operations that may occur in the future.

DYNAMICS RESEARCH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share amounts)

Year Ended
December 31,
2004

Revenue	$309,222
Income from continuing operations	$9,692
Earnings per share from continuing operations:
Basic	$1.14
Diluted	$1.07

NOTE 4.	DISCONTINUED OPERATIONS

In 2003, the Company completed the sale of its discontinued Encoder Division for $3,300 in cash. The Company recorded exit costs for severance costs for approximately 45 Encoder Division employees and lease costs, net of contractual sublease income. The activity for the two years ended December 31, 2005, related to the Company’s exit cost accrual for discontinued operations is as follows:

	Activity — Year Ended December 31, 2005
	Balance		Adjustments	Expenditures	Balance
	December 31,		for changes	charged against	December 31,
	2004	Provision	in estimate	accrual	2005

Lease	$422	$—	$—	$(422)	$—

	Activity — Year Ended December 31, 2004
	Balance		Adjustments	Expenditures	Balance
	December 31,		for changes	charged against	December 31,
	2003	Provision	in estimate	accrual	2004

Severance	$74	$—	$—	$(74)	$—
Lease	932	—	—	(510)	422

Total	$1,006	$—	$—	$(584)	$422

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

DYNAMICS RESEARCH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share amounts)

NOTE 5.	SUPPLEMENTAL BALANCE SHEET INFORMATION

The composition of selected balance sheet accounts is as follows:

	December 31,
	2006	2005

Property and equipment, net:
Production equipment	$11,942	$11,872
Software	11,283	10,407
Furniture and other equipment	8,792	8,723
Leasehold improvements	2,137	1,316

Property and equipment	34,154	32,318
Less accumulated depreciation	(22,645)	(20,066)

Property and equipment, net	$11,509	$12,252

Other noncurrent assets:
Equity investments	$787	$719
Unbilled expenditures and fees on contracts in process	493	1,549
Other	2,219	2,175

Other noncurrent assets	$3,499	$4,443

Accrued compensation and employee benefits:
Accrued payroll and payroll taxes	$5,956	$5,944
Accrued vacation	4,343	4,705
Accrued pension liability	2,000	5,818
Other	2,174	2,294

Accrued compensation and employee benefits	$14,473	$18,761

Other accrued expenses:
Amount outstanding under letter of credit	$1,016	$—
Accrued income taxes	—	2,433
Deferred gain on sale of building	676	684
Other	2,224	3,275

Other accrued expenses	$3,916	$6,392

Other long-term liabilities:
Deferred gain on sale of building	$5,407	$6,158
Long-term contract payments	2,700	2,693
Accrued pension liability	1,933	5,328
Amount outstanding under letter of credit	—	1,031
Other	2,765	2,298

Other long-term liabilities	$12,805	$17,508

DYNAMICS RESEARCH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share amounts)

NOTE 6.	GOODWILL AND INTANGIBLE ASSETS

Components of the Company’s identifiable intangible assets are as follows:

	December 31, 2006			December 31, 2005
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net

Customer relationships	$12,800	$(7,129)	$5,671	$14,200	$(5,720)	$8,480
Non-competition agreements	—	—	—	1,740	(1,740)	—

Total	$12,800	$(7,129)	$5,671	$15,940	$(7,460)	$8,480

During the first quarter of 2006, the Company reduced the cost basis and related accumulated amortization of fully amortized intangible assets by $3,140. The Company recorded amortization expense for its identifiable intangible assets of $2,809, $3,039 and $2,324 in the years ended December 31, 2006, 2005 and 2004, respectively. At December 31, 2006, estimated future amortization expense for the identifiable intangible assets to be recorded by the Company in subsequent fiscal years was as follows:

2007	$2,602
2008	$2,038
2009	$1,031

There were no changes in the carrying amount of goodwill for the year ended December 31, 2006. The carrying amount of goodwill of $63,055 at December 31, 2006 and December 31, 2005 was included in the Systems and Services segment.

NOTE 7.	INCOME TAXES

Total income tax expense was allocated as follows:

	Year Ended December 31,
	2006	2005	2004

Income from operations	$2,730	$7,781	$6,269
Cumulative benefit of accounting change	62	—	—
Stockholders’ equity for compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(161)	(404)	(353)
Other comprehensive income	1,026	(1,969)	1,186

	$3,657	$5,408	$7,102

DYNAMICS RESEARCH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share amounts)

The components of the provision for federal and state income taxes from operations were as follows:

	Year Ended December 31,
	2006	2005	2004

Currently payable (refundable)
Federal	$8,041	$4,902	$(1,326)
State	1,433	1,010	(101)

	9,474	5,912	(1,427)

Deferred (prepaid)
Federal	(5,174)	1,493	6,144
State	(1,570)	376	1,552

	(6,744)	1,869	7,696

	$2,730	$7,781	$6,269

The major items contributing to the difference between the statutory U.S. federal income tax rate and the Company’s effective tax rate on income from continuing operations were as follows:

	Year Ended December 31,
	2006		2005		2004

Provision at statutory rate	$2,351	35.0%	$6,533	34.0%	$5,318	34.0%
State income taxes, net of federal tax benefit	355	5.3	923	4.8	1,091	7.0
SFAS 123R expense	166	2.5	—	—	—	—
Permanent differences, net	177	2.6	170	0.9	173	1.1
Tax credits and state audits	(226)	(3.4)	—	—	(30)	(0.2)
Adjustments to tax accruals and reserves	(266)	(4.0)	127	0.7	127	0.8
Change in deferred tax rate	186	2.8	—	—	—	—
Decrease in valuation allowance	—	—	—	—	(442)	(2.8)
Other, net	(13)	(0.2)	28	0.1	32	0.2

Provision for income taxes	$2,730	40.6%	$7,781	40.5%	$6,269	40.1%

DYNAMICS RESEARCH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share amounts)

The tax effects of significant temporary differences that comprise deferred tax assets and liabilities are as follows:

	December 31,
	2006	2005

Minimum pension liability adjustment	$6,010	$6,971
Deferred gain on sale of building	2,510	2,977
Accrued expenses	1,402	1,670
Accrued vacation	1,163	1,271
Receivables reserves	314	235

Deferred tax assets	11,399	13,124

Unbilled expenditures and fees on contracts in process	(9,207)	(18,704)
Pension accrual	(5,675)	(4,591)
Fixed assets and intangibles	(4,628)	(3,747)
Domestic International Sales Corporation	(1,961)	(1,821)
Other	(119)	(170)

Deferred tax liability	(21,590)	(29,033)

Deferred tax liability, net	$(10,191)	$(15,909)

Management believes that it is more likely than not that these deferred tax assets will be realized.

In the third quarter of 2005, Internal Revenue Service (“IRS”) audits of the Company’s 2002 and 2003 federal income tax returns were settled, and the IRS initiated an audit of the Company’s 2004 income tax return. Under the terms of the 2002 and 2003 settlement, the Company agreed to change its tax accounting method to reflect certain unbilled costs and fees in current period taxable income. The settlement also included an agreement to apply the resulting adjustment of $16.8 million to taxable income over a four-year period, of which $4.2 million was applied during 2006. The Company made an initial payment in the first quarter of 2006 of approximately $1.7 million, which represented the estimated taxes due on the 2003 installment. The 2004 and 2005 installments were included in the Company’s respective tax filings. The final payment of $1.7 million will be included in the Company’s tax filings for 2006.

The IRS continues to challenge the deferral of income for tax purposes related to the Company’s unbilled receivables including the applicability of a Letter Ruling issued by the IRS to the Company in January 1976 which granted to the Company deferred tax treatment of its unbilled receivables. The Company has requested and the IRS has agreed to allow this issue to be elevated to the IRS National Office for determination. While the outcome of the audit is not expected to be known for several months and remains uncertain, the Company may incur interest expense, the Company’s deferred tax liabilities may be reduced and income tax payments may be increased in future periods.

NOTE 8.	EMPLOYEE BENEFIT PROGRAMS

Defined Benefit Pension Plan

On October 25, 2006, the Company’s Board of Directors approved amendments to the Company’s Defined Benefit Pension Plan (the “Pension Plan”) and to the Company’s 401(K) Savings and Investment Plan (the “401(k) Plan”). The Pension Plan amendment removes the 3% annual benefit inflator for active participants in the Pension Plan which freezes each participant’s calculated pension benefit as of December 31, 2006. The

DYNAMICS RESEARCH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share amounts)

Pension Plan amendment resulted in a curtailment to the Pension Plan which was accounted for under the provisions of SFAS No. 88, Employers’ Accounting for Settlements and Curtailments and for Termination Benefits.

The Company’s Pension Plan is non-contributory, covering substantially all employees of the Company who had completed a year of service prior to July 1, 2002. Membership in the Pension Plan was frozen effective July 1, 2002 by approved actions by the Company’s Board of Directors in 2001.

The Company’s funding policy is to contribute at least the minimum amount required by the Employee Retirement Income Security Act of 1974. Additional amounts are contributed to assure that plan assets will be adequate to provide retirement benefits. Contributions are intended to provide for benefits earned through the Pension Plan curtailment. The Company expects to contribute approximately $2,000 to fund the Pension Plan in 2007.

In 2003, the Company changed its Pension Plan measurement date to November 30th to facilitate its fiscal year-end accounting for and disclosure of its Plan assets, liabilities, income and expense.

Net Periodic Pension Cost

	Year ended December 31,
	2006	2005	2004

Interest cost on projected benefit obligation	$3,995	$3,937	$3,940
Expected return on plan assets	(5,117)	(4,407)	(3,847)
Amortization of net actuarial loss	1,717	1,503	1,282

Net periodic pension cost	$595	$1,033	$1,375

DYNAMICS RESEARCH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share amounts)

Obligations and Funded Status

	December 31,
	2006	2005

Change in benefit obligation
Projected benefit obligation at beginning of year	$70,761	$68,358
Curtailment	(3,012)	—
Interest cost on projected benefit obligation	3,995	3,937
Benefits paid	(2,625)	(2,348)
Actuarial loss	887	814

Projected benefit obligation at end of year	$70,006	$70,761

Change in plan assets
Fair value of plan assets at beginning of year	$56,260	$47,337
Actual return on plan assets	7,218	3,187
Employer contributions	5,220	8,084
Benefits paid	(2,625)	(2,348)

Fair value of plan assets at end of year	$66,073	$56,260

Funded status
Plan assets less projected benefit obligation	$(3,933)	$(14,501)
Unrecognized net actuarial loss	15,159	21,102

Net amount recognized	$11,226	$6,601

Amounts recognized in the Consolidated Balance Sheets consists of:
Accrued pension liability — current	$(2,000)	$(5,818)
Accrued pension liability — long-term	(1,933)	(5,328)
Accumulated other comprehensive loss	15,159	17,747

Net amount recognized	$11,226	$6,601

As more fully described in Note 2, the Company adopted SFAS 158 on December 31, 2006. Due to the effect of the Pension Plan amendment, the projected benefit obligation was reduced to an amount equal to the accumulated benefit obligation as of December 31, 2006. Therefore, there was no incremental effect of applying SFAS 158 on individual line items in the Consolidated Balance Sheet as of December 31, 2006.

Additional Information

The accumulated benefit obligation for the Pension Plan was $70,006 and $67,406 at December 31, 2006 and 2005, respectively. At both periods, the accumulated benefit obligation was in excess of plan assets. The Company reduced its additional liability by $2,588 to reflect the required minimum pension liability of $15,159 at December 31, 2006. In 2005, the Company recorded an additional liability of $2,485 to reflect the required minimum pension liability of $17,747. These amounts are reflected, net of related tax effects, in the caption “Accumulated other comprehensive loss” a separate component of shareholders’ equity in the Company’s Consolidated Balance Sheets.

DYNAMICS RESEARCH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share amounts)

The reconciliation of the unrecognized net actuarial loss, the only component of accumulated other comprehensive loss, was as follows:

	Beginning		Experience	Effect of	Ending
	balance	Amortization	loss/(gain)	curtailment	balance

2006	$21,102	$(1,717)	$(1,214)	$(3,012)	$15,159
2005	$20,572	$(1,503)	$2,033	$—	$21,102

The Company expects to recognize amortization expense related to the net actuarial loss of approximately $1,025 in 2007.

Assumptions

The assumed discount rate, which is intended to be the actual rate at which benefits could effectively be settled, is determined by a spot-rate yield curve method. The spot-rate yield curve is adjusted to match the plan assets cash outflows with the timing and amount of the expected benefit payments.

The assumed expected rate of return on plan assets, which is the average return expected on the funds invested or to be invested to provide future benefits to pension plan participants, is determined by an annual review of historical plan assets returns and consulting with outside investment advisors. In selecting the expected long-term rate of return on assets, the Company considered its investment return goals stated in the Pension Plan’s investment policy. The Company, with input from the Pension Plan’s professional investment managers, also considered the average rate of earnings expected on the funds invested or to be invested to provide Pension Plan benefits. This process included determining expected returns for the various asset classes that comprise the Pension Plan’s target asset allocation. Based on this analysis, the Company’s overall expected long-term rate of return on assets is over 9.0%; however, the Company determined that the selection of a 9.0% long-term asset return assumption is appropriate and prudent. This basis for selecting the expected long-term asset return assumption is consistent with the prior year.

	December 31,
	2006	2005

Used to determine benefit obligations
Discount rate	5.75%	5.75%
Rate of compensation increase	N/A	N/A

	Year ended December 31,
	2006	2005	2004

Used to determine net periodic pension cost
Discount rate	5.75%	6.00%	6.25%
Expected rate of return on assets	9.00%	9.00%	9.00%
Rate of compensation increase	N/A	N/A	N/A

DYNAMICS RESEARCH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share amounts)

Plan Assets

The Company’s investment policy includes a periodic review of the Pension Plan’s investment in the various asset classes. The Company’s asset allocations by asset category are as follows:

	Target	December 31,
	allocation	2006	2005

Equity securities	60%	66%	64%
Debt securities	38%	27%	24%
Other	2%	7%	12%

	100%	100%	100%

The Company’s plan assets did not include any of the Company’s common stock at December 31, 2006 and 2005.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year ending December 31, 2007	$3,013
Year ending December 31, 2008	$3,313
Year ending December 31, 2009	$3,466
Year ending December 31, 2010	$3,631
Year ending December 31, 2011	$3,881
Five subsequent fiscal years ending December 31, 2016	$22,538

401(k) Plan

The Company also maintains a cash or deferred savings plan, the 401(k) Plan. All employees are eligible to elect to defer a portion of their salary and contribute the deferred portion to the 401(k) Plan.

Effective January 1, 2007, the 401(k) Plan has been restructured with two components: (a) a Company matching contribution to 100% of the first 2% of the employee contribution and an additional 50% of the next 4% of the employee contribution; and (b) a discretionary profit sharing contribution by the Company, even if the employee does not contribute to the 401(k) Plan. Employee contributions and the Company’s matching and past core contributions are invested in one or more collective investment funds at the participant’s direction. The Company’s matching and past core contributions are subject to forfeitures of any non-vested portion if termination occurs. The vesting of the Company’s matching and future profit sharing contribution was also restructured effective January 1, 2007. The restructured vesting of the Company’s matching contribution is 25% after one year and 100% after the second year. The restructured vesting of future profit sharing contributions is 100% cliff vesting after three years.

Prior to January 1, 2007, the 401(k) Plan was structured with three components: (a) a Company matching contribution to 50% of the first 6% of the employee contribution; (b) a core contribution for all employees, in which the Company contributed 1.5% of the employee’s eligible wages each pay period; and (c) a discretionary profit sharing contribution which was unchanged from the January 1, 2007 restructure. The vesting of the Company’s matching contribution was 100% after five years, or 20% per year, and the vesting for the core and profit sharing contributions was 100% cliff vesting after five years. The Company’s contributions charged, net of forfeitures, to expense aggregated $3,383, $3,033 and $4,095 in 2006, 2005 and 2004, respectively.

DYNAMICS RESEARCH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share amounts)

Supplemental Executive Retirement Plan

The Company has a Supplemental Executive Retirement Plan, or SERP, for certain former key employees providing for annual benefits commencing on the sixth anniversary of the executive’s retirement. The cost of these benefits is being charged to expense and accrued using a projected unit credit method. Expense related to this plan was $80 in 2006, $25 in 2005, and $24 in 2004. The liability related to the SERP, which is unfunded, was $417 and $406 at December 31, 2006 and 2005, respectively. These amounts represent the amounts the Company estimates to be the present value of the obligation at each respective date.

Deferred Compensation Plans

The Company has a deferred compensation plan approved by the Board of Directors that allows certain employees the ability to annually elect to defer up to 100% of any cash incentive payments from the Company and any salary in excess of the FICA earnings ceiling. Employee contributions are invested in selected mutual funds held within a Rabbi Trust. These investments, which the Company has classified as trading securities as permitted by SFAS 115, are recorded at fair value and reported as a component of other noncurrent assets in the Company’s Consolidated Balance Sheets. Amounts recorded as deferred compensation liabilities are adjusted to reflect the fair value of investments held by the Rabbi Trust. Changes in obligations to participants as a result of gains or losses on the fair value of the investments are reflected as a component of compensation expense. At December 31, 2006 and 2005, $1,627 and $1,459, respectively, had been deferred under the plan.

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

NOTE 9.	FINANCING ARRANGEMENTS

On September 29, 2006, the Company entered into a revolving credit facility (the “2006 facility”) with a bank group to amend and restate the then existing credit facility entered into on September 1, 2004 (as amended, the “2004 facility”). The 2006 facility provides for a $50,000, three-year revolving credit agreement (the “revolver”) for working capital needs. The bank group, led by Brown Brothers Harriman & Co. as a lender and as administrative agent, also includes TD Banknorth, N.A. and Bank of America, N.A.

The outstanding balances on the 2004 facility, which consisted of an acquisition term loan balance of $17,207 and a revolving credit facility balance of $4,486, were paid off and re-borrowed under the revolver as part of the 2006 facility. The fee on the unused portion of the revolver ranges from 0.25% to 0.50% per annum, depending on the Company’s leverage ratio, and is payable quarterly in arrears. The Company has the option of selecting an annual interest rate for the revolver equal to either: (a) the then applicable LIBOR rate plus 1.50% to 2.50% per annum, depending on the Company’s most recently reported leverage ratio; or (b) the Base Rate. The Base Rate means the higher of the base rate as announced from time to time by Brown Brothers Harriman & Co. or the Federal Funds Effective Rate plus one-half percent (.50%) per annum. For those portions of the revolver accruing at the LIBOR rate, the Company has the option of selecting interest periods of 30, 60, 90 or 180 days. The revolver matures on September 29, 2009.

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

DYNAMICS RESEARCH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share amounts)

addition, the 2006 facility provides that the bank group may accelerate payment of all unpaid principal and all accrued and unpaid interest under the 2006 facility, upon the occurrence and continuance of certain events of default, including, among others, the following:

•	Any failure by the Company and its subsidiaries to make any payment of principal, interest and other sums due under the 2006 facility within three (3) calendar days of the date when the payment is due;

•	Any breach by the Company or any of its subsidiaries of certain covenants, representations and warranties;

•	Any default and acceleration of any indebtedness owed by the Company or any of its subsidiaries to any person (other than the bank group) which is in excess of $1,000;

•	Any final judgment against the Company or any of its subsidiaries in excess of $1,000 which has not been insured to the reasonable satisfaction of Brown Brothers Harriman & Co. as administrative agent;

•	Any bankruptcy (voluntary or involuntary) of the Company or any of its subsidiaries;

•	Any material adverse change in the business or financial condition of the Company and its subsidiaries; or

•	A change in control of the Company, as described in the 2006 facility.

At December 31, 2006, the Company was in compliance with its debt covenants.

Outstanding debt

The Company’s outstanding debt of $15,000 at December 31, 2006 consisted of net borrowings against the revolver. The interest rate was 6.87% based on the 90-day LIBOR option elected on October 5, 2006. Borrowings under the revolver have been classified as a long-term liability. The repayment of borrowings under the revolver is contractually due on the maturity of the 2006 facility, however the Company may repay at any time prior to that date. At December 31, 2006, the remaining available balance to borrow against the revolver was $33,969.

The Company’s outstanding debt at December 31, 2005 was as follows:

	Outstanding	Interest
	principal	rate	Interest rate option and election date

December 31, 2005
Acquisition term loan (portion)	$23,100	6.17%	180-day LIBOR Rate option elected on August 1, 2005
Acquisition term loan (portion)	2,312	7.25%	Base Rate option elected on December 30, 2005

Total debt	25,412
Less: Current portion of long-term debt	(10,170)

Long-term debt	$15,242

NOTE 10.	SHAREHOLDERS’ EQUITY

Preferred Stock Purchase Rights

On February 17, 1998, the Company declared a dividend distribution of one preferred stock purchase right (the “Right”) for every outstanding share of common stock, effective July 27, 1998. The Rights attach to all

DYNAMICS RESEARCH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share amounts)

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

When exercisable, each Right entitles the registered holder to purchase from the Company one-twelfth of a share of its Series B Participating Preferred Stock, $0.10 par value, at a price of $54.17 per each one-twelfth share of preferred stock. Until a Right is exercised, the holder thereof, as such, will have no rights as a shareholder of the Company, including, without limitation, the right to vote or to receive dividends. Under certain circumstances, each share of the Series B Participating Preferred Stock would be convertible into a number of shares of the Company’s common stock having a value equal to twice the exercise price of the preferred stock purchase right. The Rights may be redeemed by the Company at the discretion of the Board of Directors at a price of $0.0083 per Right. The Rights are scheduled to expire on July 27, 2008.

Redesignation of Treasury Shares to Common Stock

Effective July 1, 2004, companies incorporated in Massachusetts became subject to the Massachusetts Business Corporation Act, Chapter 156D. Chapter 156D eliminates the concept of “treasury shares” and provides that shares reacquired by a company become “authorized but unissued” shares. As a result of this change, the Company redesignated its existing treasury shares, with a par value of approximately $138, to common stock in 2004.

Unearned Compensation

As required by SFAS 123R, the unearned compensation balance of $1,850 as of December 31, 2005, which was accounted for under APB 25, was reclassified into capital in excess of par value upon the Company’s adoption of SFAS 123R.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss of $9,206 and $10,768 presented on the Consolidated Balance Sheets as of December 31, 2006 and 2005, respectively, consisted solely of the additional minimum pension liability adjustment, net of taxes.

Earnings Per Share

Due to their antidilutive effect, approximately 77,000, 96,800 and 64,900 options to purchase common stock were excluded from the calculation of diluted earnings per share for the years ended December 31, 2006, 2005 and 2004, respectively. However, these options could become dilutive in future periods. The following table sets forth the reconciliation of the weighted average shares outstanding:

	December 31,
	2006	2005	2004

Weighted average shares outstanding — Basic	9,099,897	8,809,644	8,499,013
Diluted effect of stock options and restricted stock grants	326,638	443,878	574,035

Weighted average shares outstanding — Diluted	9,426,535	9,253,522	9,073,048

DYNAMICS RESEARCH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share amounts)

NOTE 11.	SHARE — BASED COMPENSATION

Impact of the Adoption of SFAS 123R

The Company adopted SFAS 123R using the modified prospective transition method beginning January 1, 2006. Accordingly, during 2006 the Company recorded share-based compensation expense for awards granted prior to but not yet vested as of January 1, 2006 as if the fair value method required for pro forma disclosure under SFAS 123 were in effect for expense recognition purposes adjusted for estimated forfeitures. During the first quarter of 2006, the Company recorded a pre-tax cumulative benefit of accounting change of $146 related to estimating forfeitures for restricted stock awards that were unvested as of January 1, 2006. For share-based awards granted after January 1, 2006, the Company recognized compensation expense based on the estimated grant date fair value method required under SFAS 123R. For all awards the Company has recognized compensation expense using a straight-line amortization method. As SFAS 123R requires that share-based compensation expense be based on awards that ultimately vest, estimated share-based compensation for 2006 has been reduced for estimated forfeitures.

The impact on the Company’s operating income, net income and earnings per share from the adoption of SFAS 123R for 2006 was as follows:

Year ended
December 31,
2006

Stock options	$709
Employee Stock Purchase Plan	327

Impact on operating income	1,036
Cumulative effect of accounting change	(146)

Impact after cumulative effect of accounting change	$890

Decrease in net income	$718
Decrease in earnings per share:
Basic	$0.08
Diluted	$0.08

Total share-based compensation reported in the Consolidated Statements of Operations was as follows:

	Year ended December 31,
	2006	2005	2004

Cost of products and services	$1,065	$—	$—
Selling, general and administrative	1,163	865	538
Cumulative effect of accounting change	(146)	—	—

Total share-based compensation expense	$2,082	$865	$538

Pro forma Information for Periods Prior to the Adoption of SFAS 123R

Prior to the adoption of SFAS 123R, the Company provided the disclosures required under SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.”

DYNAMICS RESEARCH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share amounts)

Forfeitures of awards were recognized as they occurred. The pro forma information for the periods prior to the adoption of SFAS 123R was as follows:

	Year ended December 31,
	2005	2004

Net income, as reported	$11,433	$9,373
Add: Share-based employee compensation expense included in reported net income, net of related tax effects	515	322
Deduct: Total share-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(1,204)	(1,224)

Pro forma net income	$10,744	$8,471

Earnings per share:
As reported:
Basic	$1.30	$1.10
Diluted	$1.24	$1.03
Pro forma:
Basic	$1.22	$1.00
Diluted	$1.16	$0.93

Valuation Assumptions

The fair value of share-based awards for employee stock option awards and employee stock purchases made under the Employee Stock Purchase Plan was estimated using the Black-Scholes pricing model. The following weighted average assumptions were used to calculate the fair value of share-based awards:

	Year ended December 31,
	2006(1)	2005	2004

Stock Options:
Risk-free interest rate	—	3.87%	3.81%
Dividend yield	—	—	—
Volatility	—	66.38%	66.88%
Expected life in years	—	6.5	7.0
Employee Stock Purchase Plan:
Risk-free interest rate	4.77%	3.00%	1.23%
Dividend yield	—	—	—
Volatility	27.09%	33.05%	46.44%
Expected life in months	3.0	3.0	3.0

(1)	During 2006, the Company did not grant any stock option awards.

DYNAMICS RESEARCH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share amounts)

The Company selected the assumptions used in the Black-Scholes pricing model using the following criteria:

Risk-free interest rate.  The Company bases the risk-free interest rate on implied yields available on a U.S. Treasury note with a maturity term equal to or approximating the expected term of the underlying award.

Dividend yield.  The Company does not intend to pay dividends on its common stock for the foreseeable future and, accordingly, uses a dividend yield of zero.

Volatility.  The expected volatility of the Company’s shares was estimated based upon the historical volatility of the Company’s share price with consideration given to the expected life of the award.

Expected life.  For stock options, the expected term was estimated based upon exercise experience made in the past to employees. For employee stock purchase plan transactions, the expected term was based on the purchase period of three months.

Share-Based Compensation Plans

The Company has four shareholder approved equity incentive plans, which are administered by the Compensation Committee of the Board of Directors (the “Committee”). The Committee determines which employees receive grants, the number of shares or options granted and the exercise prices of the shares covered by each grant.

The Company’s 1993 Equity Incentive Plan (the “1993 Plan”) permitted the Company to grant incentive stock options, nonqualified stock options, stock appreciation rights, awards of nontransferable shares of restricted common stock and deferred grants of common stock. The option price of incentive stock options was not less than the fair market value at the time the option was granted. The option period was not greater than 10 years from the date the option was granted. Normally the stock options were exercisable in three equal installments beginning one year from the date of the grant. Through shareholder approval, 580,800 shares were reserved for the 1993 Plan. A total of 83,180, 108,081 and 151,986 stock options were outstanding under the 1993 Plan, of which 83,180, 107,580 and 141,157 stock options were exercisable, at December 31, 2006, 2005 and 2004, respectively. The 1993 Plan expired on April 27, 2003. At that time, there were 12,808 shares available for future grants under the 1993 Plan.

The Company’s 1995 Stock Option Plan for Non-employee Directors (the “1995 Plan”) provided for each outside director to receive options to purchase 5,000 shares of common stock at the first annual meeting at which the director was elected. As long as he or she remained an eligible director, the director received options to purchase 1,000 shares of common stock at each annual meeting. Eligible directors could not be an employee of the Company or one of its subsidiaries or a holder of five percent or more of the Company’s common stock. The exercise price of these options was the fair market value of the common stock on the date of grant. Each option was non-transferable except upon death and expires 10 years after the date of grant. The options became exercisable in three equal installments on the first, second and third anniversaries of the date of grant. A total of 132,000 shares were reserved for issuance. A total of 20,614, 20,614 and 32,934 stock options were outstanding under the 1995 Plan, of which 18,947, 15,613 and 24,600 stock options were exercisable, at December 31, 2006, 2005 and 2004, respectively. The 1995 Plan expired on April 25, 2005. At that time, there were 71,374 shares available for future grants under the 1995 Plan.

The Company’s 2000 Incentive Plan (the “2000 Plan”) allows the Company to grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards and deferred grants of common stock. In the case of incentive stock options, the option price will not be less than the fair market value of the stock at the date of grant. The option period will not exceed 10 years from the date of grant. The terms of the 2000 Plan are substantially similar to those of the 1993 Plan. A total of 1.5 million shares were

DYNAMICS RESEARCH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share amounts)

reserved for issuance, of which 123,826 shares remained available at December 31, 2006. A total of 786,885, 860,698 and 964,185 stock options were outstanding under the 2000 Plan, of which 236,217, 273,362 and 303,918 stock options were exercisable, at December 31, 2006, 2005 and 2004, respectively.

All restricted stock awards granted by the Company were issued under the 2000 Plan. Shares of restricted stock of the Company may be granted at no cost to employees. Recipients are entitled to cash dividends and to vote their respective shares. Restrictions limit the sale or transfer of these shares until they vest, which is typically over three years. The Company granted 69,900, 111,580 and 96,333 restricted stock awards during the years ended December 31, 2006, 2005 and 2004, respectively, of which 212,264, 221,816 and 192,408 awards were outstanding as of December 31, 2006, 2005 and 2004, respectively.

During 2001, the Board of Directors approved the Executive Long Term Incentive Program (the “ELTIP”), implemented under the provisions of the 2000 Plan. The ELTIP provides incentives to program participants through a combination of stock options and restricted stock grants, which vest fully in seven years. The ELTIP allows for accelerated vesting based on the Company’s achievement of specified financial performance goals. During 2001, the Company granted under this plan stock options totaling 750,000 shares of common stock at fair market value and awarded 121,000 shares of restricted common stock. Included in the 2000 Plan amounts stated above, a total of 540,000, 565,000 and 610,000 stock options and 84,000, 89,000 and 96,000 restricted stock awards were outstanding and not yet vested under the ELTIP at December 31, 2006, 2005 and 2004, respectively.

The Company’s 2003 Incentive Plan (the “2003 Plan”) allows the Company to grant incentive stock options, non-qualified stock options, stock appreciation rights, awards of nontransferable shares of restricted common stock and deferred grants of common stock up to a total of 400,000 shares to directors or key employees of the Company. The terms of the 2003 Plan are substantially similar to those of the 2000 Plan. There were no awards granted during 2006, 2005 or 2004 under the 2003 Plan.

During 1999, the Company granted a key executive officer 250,000 non-qualified stock options that were not part of an approved shareholder plan. Twenty percent of the options vested immediately and an additional twenty percent vested in each successive year form the date of the grant. Additionally, during 2003 the Company granted another key executive officer 100,000 non-qualified stock options that were not part of an approved shareholder plan. These options vested ratably over a three year period. The option price for both of these grants was the fair market value at the time of the grant. For the two years ended December 31, 2006, a total of 250,000 stock options were outstanding and exercisable. A total of 350,000 stock options were outstanding, of which 283,333 were exercisable, at December 31, 2004.

Employee Stock Purchase Plan

The Company’s shareholders approved the 2000 Employee Stock Purchase Plan (the “ESPP”) which is designed to give eligible employees an opportunity to purchase common stock of the Company through accumulated payroll deductions. All employees of the Company or designated subsidiaries who customarily work at least 20 hours per week and do not own five percent or more of the Company’s common stock are eligible to participate in the ESPP. At the Annual Meeting of Shareholders held on May 23, 2006, the Company’s shareholders approved an increase in the number of shares of common stock available for issuance under the ESPP by 500,000 shares to a total of 1,300,000 shares, of which 544,096 shares were remaining at December 31, 2006. In 2006, 2005 and 2004, 140,542, 129,545 and 129,121 shares were issued, respectively, under the ESPP.

On October 25, 2006, the Company’s Board of Directors approved an amendment to eliminate the “look-back” option and to reduce the stock purchase discount from 15% to 5% under the ESPP effective

DYNAMICS RESEARCH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share amounts)

November 1, 2006. Under SFAS 123R, this amendment results in the Company accounting for shares purchased in connection with the ESPP as non-compensatory as of the effective date.

Share-Based Payment Award Activity

The following table summarizes stock option and restricted stock award activity under all plans:

	Stock Options		Restricted Stock Awards
		Weighted		Weighted
	Number of	average	Number of	average
	shares	exercise price	shares	fair value

Outstanding at December 31, 2003	1,704,886	$7.47	141,100	$9.11
Granted	35,500	$15.81	96,333	$17.70
Exercised/Vested	(106,132)	$7.36	(11,550)	$9.95
Forfeited/Expired	(135,149)	$9.43	(33,475)	$11.74

Outstanding at December 31, 2004	1,499,105	$8.75	192,408	$12.90
Granted	15,000	$18.57	111,580	$16.18
Exercised/Vested	(173,491)	$9.43	(39,002)	$16.13
Forfeited/Expired	(101,221)	$12.00	(43,170)	$16.08

Outstanding at December 31, 2005	1,239,393	$8.51	221,816	$13.56
Granted	—	$—	69,900	$14.30
Exercised/Vested	(51,797)	$7.01	(49,433)	$16.85
Forfeited/Expired	(46,917)	$13.42	(30,019)	$14.78

Outstanding at December 31, 2006	1,140,679	$8.37	212,264	$12.86

Exercisable at December 31, 2004	753,008	$7.59
Exercisable at December 31, 2005	646,555	$7.81
Exercisable at December 31, 2006	588,344	$7.69

Cash proceeds received, the intrinsic value and the total tax benefits realized resulting from stock option exercises were as follows:

	Year ended December 31,
	2006	2005	2004

Amounts realized or received from stock option exercises:
Cash proceeds received	$351	$1,635	$784
Intrinsic value realized	$384	$1,147	$994
Income tax benefit realized	$134	$353	$293

The total tax benefit realized from exercised stock options and ESPP for 2006, 2005 and 2004 was $161, $404 and $353, respectively. These amounts were reported as a financing cash inflow with a corresponding operating cash outflow in 2006 and as an operating cash inflow in 2005 and 2004 in the accompanying Consolidated Statement of Cash Flows. As of December 31, 2006, the total unrecognized compensation cost related to stock options was $1,018, which is expected to be recognized over a weighted-average period of approximately 1.4 years.

DYNAMICS RESEARCH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share amounts)

Information regarding outstanding and exercisable stock options as of December 31, 2006, is as follows:

	Options Outstanding				Options Exercisable
			Weighted				Weighted
		Weighted	average			Weighted	average
		average	remaining			average	remaining
	Number	exercise	contractual	Intrinsic	Number	exercise	contractual	Intrinsic
Range of exercise prices	of options	price	life	value	of options	price	life	value

$ 0.00 – $ 5.00	260,000	$4.45	2.8	$1,378	260,000	$4.45	2.8	$1,378
$ 5.01 – $10.00	790,269	$8.65	4.1	871	250,269	$8.03	3.3	434
$10.01 – $15.00	14,900	$12.14	5.4	—	14,900	$12.14	5.4	—
$15.01 – $20.00	61,010	$17.14	6.6	—	48,675	$17.37	6.3	—
$20.01 – $25.00	14,500	$22.80	5.2	—	14,500	$22.80	5.2	—

	1,140,679	$8.37	3.9	$2,249	588,344	$7.69	3.4	$1,812

The total fair value of restricted shares vested during 2006, 2005 and 2004 was $833, $629 and $115, respectively. As of December 31, 2006, the total unrecognized compensation cost related to restricted stock awards was $1,442, which is expected to be amortized over a weighted-average period of approximately 1.8 years.

NOTE 12.	BUSINESS SEGMENT, GEOGRAPHIC, MAJOR CUSTOMER AND RELATED PARTY INFORMATION

Business Segment

The Company has two reportable business segments: Systems and Services, and Metrigraphics.

The Systems and Services segment provides technical, engineering and information technology services to government customers. The segment is comprised of three operating groups that provide similar services and solutions and are subject to similar regulations. These services and solutions include: (i) design, development, operation and maintenance of business intelligence systems, business transformation services, defense program acquisition management services, training and performance support systems and services, (ii) automated case management systems and; (iii) IT infrastructure services.

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

The Company evaluates performance and allocates resources based on operating income. The operating income for each segment includes selling, general and administrative expenses and amortization of intangible assets directly attributable to the segment. All corporate operating expenses, including depreciation, are allocated between the segments based on segment revenues. However, depreciation related to corporate assets that is subsequently allocated to the segment operating results is included in the table below. Sales between segments represent less than 1% of total revenue and are accounted for at cost.

DYNAMICS RESEARCH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share amounts)

Results of operations information for the Company’s business segments for the years ended December 31, 2006, 2005 and 2004 are as follows:

	Year ended December 31,
	2006	2005	2004

Revenues from external customers
Systems and Services	$252,890	$293,662	$268,634
Metrigraphics	6,097	6,778	7,072

	$258,987	$300,440	$275,706

Gross margin
Systems and Services	$33,914	$48,096	$41,125
Metrigraphics	1,202	1,566	1,858

	$35,116	$49,662	$42,983

Operating income
Systems and Services	$8,066	$20,819	$16,839
Metrigraphics	105	486	668

	$8,171	$21,305	$17,507

Depreciation and amortization
Systems and Services	$5,385	$5,821	$5,024
Metrigraphics	365	347	466

Segment depreciation and amortization	5,750	6,168	5,490
Corporate depreciation and amortization	262	590	458

	$6,012	$6,758	$5,948

Capital expenditures
Systems and Services	$2,243	$3,664	$2,819
Metrigraphics	17	63	7

Segment capital expenditures	2,260	3,727	2,826
Corporate capital expenditures	222	844	1,718

	$2,482	$4,571	$4,544

Asset information for the Company’s business segments and a reconciliation of segment assets to the corresponding consolidated amounts is as follows:

	December 31,
	2006	2005

Segment assets
Systems and Services	$143,793	$177,479
Metrigraphics	1,756	1,442

Total segment assets	145,549	178,921
Corporate assets	14,303	8,832

	$159,852	$187,753

DYNAMICS RESEARCH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share amounts)

Corporate assets are primarily comprised of cash and cash equivalents, the PeopleSoft-based enterprise business system, deferred tax assets, certain corporate prepaid expenses and other current assets and valuation allowances.

Geographic

Revenue is attributed to geographic areas based on the customer’s location. The Company does not have locations outside the U.S.; however, in rare instances, it may have contracts with sales representatives located in foreign countries and provide services at customer locations outside the U.S. Domestic revenues comprised approximately 99% of revenues in the three years ended December 31, 2006. The Company’s long-lived assets of $83,734 and $88,230, at December 31, 2006 and 2005, respectively, were located in the U.S. Long-lived assets included property and equipment, goodwill, intangible assets and other noncurrent assets.

Major Customers

Revenues from DoD customers accounted for approximately 80% of total revenues in 2006 and approximately 78% in both 2005 and 2004. Revenues earned from two significant DoD customers, as a percentage of the Company’s total revenues, was as follows:

	Year Ended December 31,
	2006		2005		2004
	Revenue	%	Revenue	%	Revenue	%

U.S. Air Force Aeronautical Systems Center	$47,870	18%	$48,693	16%	$46,705	17%
U.S. Air Force Electronic Systems Center	$20,409	8%	$29,551	10%	$30,796	11%

The outstanding accounts receivable balances of these customers were as follows:

	December 31,
	2006	2005

U.S. Air Force Aeronautical Systems Center	$2,159	$4,740
U.S. Air Force Electronic Systems Center	$2,518	$1,770

The Company had no other customer in any of the three years ended December 31, 2006 that accounted for more than 10% of revenues.

Related Party

Through its wholly-owned subsidiary, HJ Ford, the Company has a 40% interest in HMRTech and HMRTech/HJ Ford SBA JV, as more fully described in Note 2. Revenues from HMRTech for 2006, 2005 and 2004 were $406, $540 and $1,000, respectively. The amounts due from HMRTech included in accounts receivable at December 31, 2006 and December 31, 2005, were $50 and $1, respectively. Revenues recognized by the Company on services provided to the U.S. Government through HMRTech/HJ Ford SBA JV for 2006 was $1,837. The amounts due from HMRTech/HJ Ford SBA JV included in accounts receivable at December 31, 2006 was $870.

NOTE 13.	COMMITMENTS AND CONTINGENCIES

Commitments

The Company conducts its operations in facilities that are under long-term operating leases. These leases expire at various dates through 2015, with various options to renew as negotiated between the Company and its landlords. The Company does not believe that exercise of any of its lease renewal options are reasonably assured and, accordingly, the exercise of such options has not been assumed in the

DYNAMICS RESEARCH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share amounts)

accounting for leasehold improvements and the deferred gain on the sale of the corporate office facility. Rent expense under these leases (inclusive of real estate taxes and insurance) was $6,600 in 2006, $5,446 in 2005 and $5,044 in 2004.

Contractual obligations at December 31, 2006 were as follows:

		Payments due by period
		Less than	Two to	Four to
	Total	one year	three years	five years	Thereafter

Long-term debt	$15,000	$—	$15,000	$—	$—
Operating leases	37,041	6,694	12,171	8,270	9,906
Letter of Credit	1,031	1,031	—	—	—

Total contractual obligations	$53,072	$7,725	$27,171	$8,270	$9,906

The amounts above related to the long-term debt do not include interest payments on the revolver outstanding principal balance, because the interest rates are not fixed.

The amounts above related to operating leases are net of sublease rentals of $345 due less than one year and $321 due two to three years.

On December 29, 2005, the Company entered into a purchase and sale agreement and lease in connection with the sale and leaseback of the Company’s headquarters in Andover, Massachusetts, pursuant to which the Company sold and leased back the building, real property and certain items of personal property at the Company’s headquarters, including the Company’s interest in certain contracts pertaining to the building, real property and personal property. The term of the lease is ten years and includes two five year options to renew. The agreement also provides that the Company pay for certain improvements by the end of the third lease year. The Company entered into a $1,031 letter of credit, which is required to be maintained until 45 days after the completion of the improvements.

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

On October 26, 2000, two former Company employees were indicted and charged with conspiracy to defraud the U.S. Air Force, and wire fraud, among other charges, arising out of a scheme to defraud the U.S. out of approximately $10 million. Both men subsequently pled guilty to the principal charges against them. On

DYNAMICS RESEARCH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share amounts)

October 9, 2003, the U.S. Attorney filed a civil complaint in the U.S. District Court for the District of Massachusetts against the Company based in substantial part upon the actions and omissions of the former employees that gave rise to the criminal cases against them. In the civil action, the U.S. Attorney is asserting claims against the Company, which are not additive, based on the False Claims Act, the Anti-Kickback Act, or Breach of Contract for which the government estimates damages at approximately $24 million, $20 million and $10 million, respectively. The U.S. Attorney is also seeking recovery on certain common law claims, costs, equitable claims, and interest on Breach of Contract damages. On February 14, 2007, the U.S. Attorney filed a motion for summary judgment as to liability and as to damages in this matter. The court, in the ordinary course, is expected to rule by the end of 2007. The Company filed a motion, which was granted in part, to compel further discovery. The Company expects to file an opposition to the government’s motion including substantive defenses. While there can be no assurance as to the ultimate disposition of this case, the Company considers it to be probable that the court may grant summary judgment as to the Breach of Contract liability claim and more likely than not, but not probable, that the court may grant summary judgment as to the False Claims Act liability claim. For the claim that management believes an unfavorable outcome is probable, management believes its estimated liability to be immaterial. The Company believes, however, that it is unlikely the court would grant summary judgment as to the government’s claim of damages, in which circumstance the case would proceed to trial as to damages. If, upon conclusion of summary judgment, liability claims are entered against the Company, the Company estimates that it would become liable for repayment of certain contract billings and penalties that together are expected to range from approximately $181 to $1.75 million, excluding the outcome as to damages. Regarding the alleged actual damages, the Company believes that it has substantive defenses and intends to vigorously defend itself. The Company presently has insufficient information to quantify potential actual damages, if any. As a result the ultimate outcome of the litigation as to damages remains indeterminate. If an unfavorable determination is rendered, the outcome would have a material adverse effect on the Company’s business, financial position, results of operations and cash flows.

The Company has provided documents in response to a previously disclosed grand jury subpoena issued on October 15, 2002 by the U.S. District Court for the District of Massachusetts, directing the Company to produce specified documents dating back to 1996. The subpoena relates to an investigation, currently focused on the period from 1996 to 1999, by the Antitrust Division of the Department of Justice in New York into the bidding and procurement activities involving the Company and several other defense contractors who have received similar subpoenas and may also be subjects of the investigation. On February 7, 2007, the Company learned that the Antitrust Division has communicated to the Department of Justice in Washington, D.C. the results of its investigation which have not been made available to the Company. The Company has cooperated in the investigation, however it does not have a sufficient basis to predict the outcome of the investigation. Should the Company be found to have violated the antitrust laws, the matter could have a material adverse effect on the Company’s business, financial position, results of operations and cash flows.

On June 28, 2005, a suit, characterized as a class action employee suit, was filed in the U.S. District Court for the District of Massachusetts alleging violations of the Fair Labor Standards Act and certain provisions of Massachusetts General Laws. The Company believes that its practices complied with the Fair Labor Standards Act and Massachusetts General Laws. The Company intends to vigorously defend itself and have sought to have the complaint dismissed from District Court and addressed in accordance with the Company’s mandatory dispute resolution program for the arbitration of workplace complaints. On April 10, 2006, the U.S. District Court for the District of Massachusetts entered an order granting in part the Company’s motion to dismiss the civil action filed against the Company, and to compel compliance with its mandatory dispute resolution program, directing that the parties arbitrate the aforementioned claims, and striking the class action waiver which was part of the dispute resolution program. Following the District Court’s decision, the plaintiffs commenced an arbitration before the American Arbitration Association, asserting the same claims as they asserted in the District Court. An arbitrator has been selected, but no substantive action has occurred in the arbitration. On January 26, 2007 the Company filed an appeal with the United States Court of

DYNAMICS RESEARCH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share amounts)

Appeals for the First Circuit appealing the portion of the District Court’s decision that the class action waiver is not enforceable. The outcome of the arbitration, if unfavorable, could have a material adverse effect on the Company’s business, financial position, results of operations and cash flows.

NOTE 14.	QUARTERLY RESULTS (UNAUDITED)

	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter(2)	Year

2006
Revenues	$68,213	$67,278	$63,161	$60,335	$258,987
Cost of contract revenue and product sales	$58,243	$59,609	$54,973	$51,046	$223,871
Gross profit	$9,970	$7,669	$8,188	$9,289	$35,116
Operating income	$2,635	$930	$1,927	$2,679	$8,171
Income before cumulative effect of accounting change	$1,390	$176	$921	$1,501	$3,988
Net income	$1,474	$176	$921	$1,501	$4,072
Earnings per share on income before cumulative effect of accounting change:
Basic(1)	$0.15	$0.02	$0.10	$0.16	$0.44
Diluted(1)	$0.15	$0.02	$0.10	$0.16	$0.42
Earnings per share on net income:
Basic(1)	$0.16	$0.02	$0.10	$0.16	$0.45
Diluted(1)	$0.16	$0.02	$0.10	$0.16	$0.43
2005
Revenues	$73,542	$76,188	$79,113	$71,597	$300,440
Cost of contract revenue and product sales	$62,215	$64,244	$65,416	$58,903	$250,778
Gross profit	$11,327	$11,944	$13,697	$12,694	$49,662
Operating income	$4,552	$4,493	$6,215	$6,045	$21,305
Net income	$2,091	$3,273	$3,137	$2,932	$11,433
Earnings per share:
Basic(1)	$0.24	$0.37	$0.35	$0.33	$1.30
Diluted(1)	$0.23	$0.36	$0.34	$0.31	$1.24

(1)	Basic and diluted earnings per common share is computed independently for each of the quarters presented; accordingly, the sum of the quarterly earnings per common share may not equal the total computed for the year.

(2)	2005 benefited from a credit of approximately $900 related to employee benefit costs net of estimated rate changes for expenses accrued during previous quarters in 2005 that were not realized at the level anticipated.

DYNAMICS RESEARCH CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

		Additions
	Balance at	Charged to	Charged to	Deductions	Balance at
	Beginning	Costs and	Other	and	End of
Description	of Period	Expenses	Accounts(A)	Write-Offs	Period

Allowance for doubtful accounts
Year ended December 31,
2006	$588	$215	$—	$(10)	$793
2005	$644	$107	$70	$(233)	$588
2004	$440	$72	$192	$(60)	$644

(A)	Recovery of previously reserved amounts and other adjustments

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) evaluated, together with other members of senior management, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2006; and, based on this review, the Company’s CEO and CFO concluded that, as of December 31, 2006, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by it in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

A material weakness is a significant deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 2), or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. Based on this assessment, management concluded that, as of December 31, 2006, the Company’s internal control over financial reporting was effective.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been attested to by Grant Thornton LLP, the Company’s independent registered public accounting firm, as stated in their report, which is set forth on the following page.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d) — 15(f)) during the quarterly period ended December 31, 2006 that has materially effected, or is reasonably likely to materially effect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and
Shareholders of Dynamics Research Corporation

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control over Financial Reporting, that Dynamics Research Corporation (a Massachusetts corporation) (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Dynamics Research Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Dynamics Research Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dynamics Research Corporation as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 16, 2007 expressed an unqualified opinion on those financial statements and includes an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards No. 123(R) in 2006.

/s/  Grant Thornton LLP

Boston, Massachusetts
March 16, 2007

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to Directors of the Company required by this item is hereby incorporated by reference to the Company’s definitive proxy statement to be filed by the Company within 120 days after the close of its fiscal year. Information with respect to the Executive Officers of the Company is included in Part I Item 4 of this Annual Report on Form 10-K.

The Company has adopted a code of ethics applicable to all of its employees including its CEO, CFO and principle accounting officer. A copy of the Company’s Standards of Ethics and Conduct may be obtained free of charge through the Company’s internet website at http://www.drc.com by choosing the “Corporate Governance” link under Corporate Information and then choosing the “Conduct” link.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is hereby incorporated by reference to the Company’s definitive proxy statement to be filed by the Company within 120 days after the close of its fiscal year.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is hereby incorporated by reference to the Company’s definitive proxy statement to be filed by the Company within 120 days after the close of its fiscal year.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) (1) and (2) Financial Statements and Financial Statement Schedule

The consolidated financial statements of the Company and Schedule II Valuation and Qualifying Accounts and Reserves of the Company are listed in the index under Part II, Item 8 of this Annual Report on Form 10-K.

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

Date: March 16, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James P. Regan James P. Regan	President, Chairman and Chief Executive Officer	March 16, 2007

/s/ David Keleher David Keleher	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 16, 2007

/s/ Francis Murphy Francis Murphy	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	March 16, 2007

/s/ John S. Anderegg, Jr. John S. Anderegg, Jr.	Director	March 16, 2007

/s/ Francis J. Aguilar Francis J. Aguilar	Director	March 16, 2007

/s/ Gen. George T. Babbitt, Jr. Gen. George T. Babbitt, Jr.	Director	March 16, 2007

/s/ Kenneth F. Kames Kenneth F. Kames	Director	March 16, 2007

/s/ Lt. Gen. Charles P. McCausland Lt. Gen. Charles P. McCausland	Director	March 16, 2007

/s/ Nickolas Stavropoulos Nickolas Stavropoulos	Director	March 16, 2007

EXHIBIT INDEX

Exhibit No.	Description	Reference

2.1	Stock Purchase Agreement, dated December 12, 2002, by and among Dynamics Research Corporation, Andrulis Corporation and the individuals listed on the signature page thereto.	A**
2.2	Equity Purchase Agreement among Dynamics Research Corporation and Impact Innovations Group LLC and J3 Technology Services Corp., dated August 2, 2004	R**
3.1	Restated Articles of Organization of the Company, dated May 22, 1987.	B**
3.2	By-Laws of the Company, dated May 22, 1987.	B**
3.3	Certificate of Vote of Directors Establishing Series A Preferred Stock, dated July 14, 1988.	C**
3.4	Certificate of Vote of Directors Establishing Series B Preferred Stock, dated February 17, 1998.	D**
3.5	Amendment, dated September 10, 1998, to the Certificate of Vote of Directors Establishing Series B Preferred Stock.	E**
3.6	Amendment, dated April 28, 1998, to the restated Articles of Organization of the Company.	C**
3.7	Amendment, dated April 25, 2000, to the restated Articles of Organization of the Company.	C**
4.1	Specimen certificate for shares of the Company’s common stock.	F**
4.2	Rights Agreement, dated February 17, 1998, between Dynamics Research Corporation and the American Stock Transfer & Trust Company, as Rights Agent.	D**
10.1	Form of indemnification agreement for directors of the Company.	G**
10.2	Severance Agreement between John S. Anderegg, Jr. and the Company.	G* **
10.3	Deferred Compensation Plan for Non-Employee Directors of the Company.	G* **
10.4	Form of Supplemental Retirement Pension Agreement by and between the Company and Albert Rand.	H* **
10.5	Amended 1993 Equity Incentive Plan.	I* **
10.6	Amended 1995 Stock Option Plan for Non-Employee Directors.	H* **
10.7	Employment Agreement between the Company and James P. Regan.	J* **
10.8	Change of Control Agreement between the Company and James P. Regan.	J* **
10.9	2000 Incentive Plan.	K* **
10.10	Form of grant of stock options under the 2000 Incentive Plan.	S* **
10.11	Forms of grant of restricted stock under the 2000 Incentive Plan.	L* **
10.12	Non-qualified Stock Option Agreement between the Company and James P. Regan.	M* **
10.13	2000 Employee Stock Purchase Plan.	F* **
10.14	Special Severance Plan.	N* **
10.15	Senior Management Deferred Compensation Plan.	O* **
10.16	Third Amended and Restated Loan Agreement, as of September 29, 2006, by and among Dynamics Research Corporation, DRC International Corporation and H.J. Ford Associates, Inc. and Brown Brothers Harriman & Co., TD Banknorth, N.A., Bank of America, N.A.	V**
10.17	Dynamics Research Corporation Special Severance Plan, as amended on May 14, 2003.	Q* **
10.18	2003 Incentive Plan.	Q* **
10.19	Form of grant of stock options under the 2003 Incentive Plan.	S* **
10.20	Form of grant of restricted stock under the 2003 Incentive Plan.	S* **

Exhibit No.	Description	Reference

10.21	Master Unlimited Guaranty, dated as of September 29, 2006, by each of Dynamics Research Corporation, DRC International Corporation, and H.J. Ford Associates Inc., in favor of Brown Brothers Harriman & Co., for itself and as Administrative Agent for each of the Lenders which are and which may become parties to the Loan Agreement.	V**
10.22	Deferred Stock Compensation Plan for Non-Employee Directors, as amended for deferrals on or after January 1, 2005.	T* **
10.23	Amendment to Deferred Stock Compensation Plan for Non-Employee Directors	T* **
10.24	Beneficiary Designation Form for the Deferred Compensation Plan for Non-Employee Directors.	T* **
10.25	Purchase and Sale Agreement, dated November 18, 2005, by and between Dynamics Research Corporation and Direct Invest Property Acquisition, LLC.	U**
10.26	Amendment to Purchase and Sale Agreement, dated December 28, 2005, by and between Dynamics Research Corporation and Direct Invest Property Acquisition, LLC.	U**
10.27	Lease, dated December 28, 2005, by and between Dynamics Research Corporation and Direct Invest-60 Frontage, LLC.	U**
10.28	Consent, Waiver and Amendment Agreement, dated December 28, 2005, by and among Dynamics Research Corporation, Brown Brothers Harriman & Co., KeyBank National Association, TD Banknorth, N.A., and Bank of America, N.A.	U**
21.1	Subsidiaries of the registrant.	L**
23.1	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP).	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

A	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 6, 2003.

B	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 17, 1987.

C	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

D	Incorporated by reference to the Company’s Form 8-A filed on June 25, 1998.

E	Incorporated by reference to the Company’s Form 8-A/ A filed on September 30, 1998.

F	Incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-59706) filed on April 27, 2001.

G	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1991.

H	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997.

I	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

J	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

K	Incorporated by reference to the Company’s Schedule 14A filed on December 6, 1999.

L	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

M	Incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-47838) filed on October 12, 2000.

N	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

O	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.

P	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

Q	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

R	Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 1, 2004, and filed on September 8, 2004.

S	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004.

T	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

U	Incorporated by reference to the Company’s Current Report on Form 8-K, dated December 28, 2005, and filed on January 4, 2006.

V	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 4, 2006

*	Management contract or compensatory plan or arrangement.

**	In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.