Form 10-Q
period 2007-03-31
DYNAMICS RESEARCH CORP
filed 2007-05-10
CIK 30822

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM __________ TO __________
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
Large accelerated filer ☐       Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
     As of April 30, 2007, there were 9,457,927 shares of the registrant’s common stock outstanding.

DYNAMICS RESEARCH CORPORATION
FORM 10-Q
For the Quarterly Period Ended March 31, 2007

Page
Part I. Financial Information	3
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006 (unaudited)	3
Condensed Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006 (unaudited)	4
Condensed Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for the three months ended March 31, 2007 and 2006 (unaudited)	5
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006 (unaudited)	6
Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures About Market Risk	20
Item 4. Controls and Procedures	20
Part II. Other Information	21
Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 6. Exhibits	22
EX-31.1 SECTION 302 CERTIFICATION OF CEO
EX-31.2 SECTION 302 CERTIFICATION OF CFO
EX-32.1 SECTION 906 CERTIFICATION OF CEO
EX-32.2 SECTION 906 CERTIFICATION OF CFO
Special Note on Factors Affecting Future Results
This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements regarding future events and the future results of Dynamics Research Corporation (the “Company”) that are based on current expectations, estimates, forecasts, and projections about the industries in which the Company operates and the beliefs and assumptions of the management of the Company. Words such as “anticipates”, “believes”, “estimates”, “expects”, “intends”, “plans”, “projects”, and other similar expressions are intended to identify such forward-looking statements. These forward-looking statements are predictions of future events or trends and are not statements of historical matters. These statements are based on current expectations and beliefs of the Company and involve a number of risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document or, in the case of the statements incorporated by reference, the date of those statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the Company’s Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2006 under the section entitled “Risk Factors”. Except to the extent required by applicable law or regulation, the Company undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands, except share data)

	March 31,	December 31,
	2007	2006
		(restated)
		(See Note 1)
Assets
Current assets
Cash and cash equivalents	$389	$7,887
Accounts receivable, net of allowances of $830 at March 31, 2007 and $793 at December 31, 2006	38,720	27,136
Unbilled expenditures and fees on contracts in process	38,282	36,764
Prepaid expenses and other current assets	3,525	2,824

Total current assets	80,916	74,611

Noncurrent assets
Property, plant and equipment, net	11,193	11,509
Goodwill	63,055	63,055
Intangible assets, net	5,021	5,671
Deferred tax asset	1,507	1,507
Other noncurrent assets	3,076	3,499

Total noncurrent assets	83,852	85,241

Total assets	$164,768	$159,852

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$14,807	$18,195
Accrued compensation and employee benefits	15,016	14,473
Deferred taxes	9,003	9,864
Other accrued expenses	4,729	5,201

Total current liabilities	43,555	47,733

Long-term liabilities
Long-term debt	24,900	15,000
Other long-term liabilities	10,203	12,805

Total long-term liabilities	35,103	27,805

Total liabilities	78,658	75,538

Commitments and contingencies — Note 11
Stockholders’ equity
Preferred stock, $0.10 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.10 par value; 30,000,000 shares authorized; 9,378,220 and 9,314,962 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	938	931
Capital in excess of par value	48,310	47,644
Accumulated other comprehensive loss	(9,206)	(9,206)
Retained earnings	46,068	44,945

Total stockholders’ equity	86,110	84,314

Total liabilities and stockholders’ equity	$164,768	$159,852

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2007	2006
Contract revenue	$55,912	$66,759
Product sales	868	1,454

Total revenue	56,780	68,213

Cost of contract revenue	46,933	56,945
Cost of product sales	1,148	1,298
Selling, general and administrative expenses	5,598	6,633
Amortization of intangible assets	650	702

Total operating costs and expenses	54,329	65,578

Operating income	2,451	2,635
Interest expense, net	(456)	(569)
Other income (expense)	(48)	339

Income before provision for income taxes	1,947	2,405
Provision for income taxes	824	1,015

Income before cumulative effect of accounting change	1,123	1,390
Cumulative benefit of accounting change, net of tax of $62	—	84

Net income	$1,123	$1,474

Earnings per common share
Basic
Income before cumulative effect of accounting change	$0.12	$0.15
Cumulative effect of accounting change	—	0.01

Net income	$0.12	$0.16

Diluted
Income before cumulative effect of accounting change	$0.12	$0.15
Cumulative effect of accounting change	—	0.01

Net income	$0.12	$0.16

Weighted average shares outstanding
Basic	9,256,566	9,012,706
Diluted	9,507,446	9,396,644
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(unaudited)
(in thousands)

					Accumulated
			Capital in		other
	Common stock		excess of	Unearned	comprehensive	Retained
	Shares	Par value	par value	compensation	loss	earnings	Total
Balance December 31, 2006 (audited)	9,315	$931	$47,644	$—	$(9,206)	$44,396	$83,765
Impact of restatement — See Note 1	—	—	—	—	—	549	549

Balance December 31, 2006 (unaudited)	9,315	931	47,644	—	(9,206)	44,945	84,314
Comprehensive income:
Net income	—	—	—	—	—	1,123	1,123

Comprehensive income	—	—	—	—	—	—	1,123
Issuance of common stock through stock options exercised and employee stock purchase transactions	52	6	417	—	—	—	423
Issuance of restricted stock	32	3	(3)	—	—	—	—
Forfeiture of restricted stock	(4)	—	—	—	—	—	—
Release of restricted stock	(17)	(2)	(173)	—	—	—	(175)
Share-based compensation expense	—	—	396	—	—	—	396
Tax benefit from stock options exercised and employee stock purchase transactions	—	—	29	—	—	—	29

Balance March 31, 2007	9,378	$938	$48,310	$—	$(9,206)	$46,068	$86,110

					Accumulated
			Capital in		other
	Common stock		excess of	Unearned	comprehensive	Retained
	Shares	Par value	par value	compensation	loss	earnings	Total
Balance December 31, 2005 (audited)	9,097	$910	$45,571	$(1,850)	$(10,768)	$40,324	$74,187
Impact of restatement — See Note 1	—	—	—	—	—	549	549

Balance December 31, 2005 (unaudited)	9,097	910	45,571	(1,850)	(10,768)	40,873	74,736
Comprehensive income:
Net income	—	—	—	—	—	1,474	1,474

Comprehensive income	—	—	—	—	—	—	1,474
Issuance of common stock through stock options exercised and employee stock purchase transactions	63	6	594	—	—	—	600
Issuance of restricted stock	53	5	(5)	—	—	—	—
Forfeiture of restricted stock	(12)	(1)	1	—	—	—	—
Release of restricted stock	(12)	(1)	(163)	—	—	—	(164)
Share-based compensation expense	—	—	441	—	—	—	441
Tax benefit from stock options exercised and employee stock purchase transactions	—	—	107	—	—	—	107
Reversal of unearned compensation	—	—	(1,850)	1,850	—	—	—

Balance March 31, 2006	9,189	$919	$44,696	$—	$(10,768)	$42,347	$77,194

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income	$1,123	$1,474
Adjustments to reconcile net cash used in operating activities
Depreciation	825	790
Amortization of intangible assets	650	702
Share-based compensation, including cumulative effect of accounting change	396	441
Non-cash interest expense	37	43
Amortization of deferred gain on sale of building	(169)	(169)
Investment income from equity interest	(81)	(44)
Tax benefit from stock options exercised and employee stock purchase plan transactions	(29)	(107)
Deferred income taxes	(861)	(1,970)
Gain on sale of investments and long-lived assets, net	—	(211)
Change in operating assets and liabilities:
Accounts receivable, net	(11,584)	(5,094)
Unbilled expenditures and fees on contracts in process	(1,025)	7,715
Prepaid expenses and other current assets	(701)	(1,393)
Accounts payable	(3,388)	(1,861)
Accrued compensation and employee benefits	543	(652)
Other accrued expenses	(618)	(1,373)
Other long-term liabilities	(2,433)	151

Net cash used in operating activities	(17,315)	(1,558)

Cash flows from investing activities:
Additions to property, plant and equipment	(509)	(1,061)
Proceeds from sale of investments and long-lived assets	—	211
Dividends from equity investment	—	2
Increase in other assets	(26)	(110)

Net cash used in investing activities	(535)	(958)

Cash flow from financing activities:
Borrowings under revolving credit agreement	65,770	37,924
Repayments under revolving credit agreement	(55,870)	(29,888)
Principal payments under loan agreements	—	(4,277)
Proceeds from the exercise of stock options and employee stock purchase plan transactions	423	600
Tax benefit from stock options exercised and employee stock purchase plan transactions	29	107

Net cash provided by financing activities	10,352	4,466

Net increase (decrease) in cash and cash equivalents	(7,498)	1,950
Cash and cash equivalents, beginning of period	7,887	1,020

Cash and cash equivalents, end of period	$389	$2,970

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)
NOTE 1. BASIS OF PRESENTATION AND RESTATEMENT
     The unaudited condensed consolidated financial statements of Dynamics Research Corporation (the “Company”) and its subsidiaries included herein, have been prepared in accordance with accounting principles generally accepted in the United States of America. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
     On January 1, 2007, the Company adopted Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). There was no transition adjustment required due to the adoption of FIN 48 (See Note 7 for additional information).
     The Company has restated its consolidated financial statements as of December 31, 2006 and 2005 to correct certain tax liabilities, which resulted in an increase in stockholders’ equity of $549. The restatement reflects corrections in the measurement of deferred income tax liabilities relating to property and equipment. The principal corrections pre-date all periods reported in the Company’s financial statements, as a result the related financial statement effects are immaterial to the statements of operations for each of the three years in the period ended December 31, 2006. A summary of the aggregate effect of the restatement on the Company’s consolidated balance sheet as of December 31, 2006 presented herein is shown below.

	As of December 31, 2006
	Previously	As
	Reported	Restated
Changes to Consolidated Balance Sheet:
Deferred income taxes	$11,698	$9,864
Other accrued expenses	$3,916	$5,201
Total current liabilities	$48,282	$47,733
Total liabilities	$76,087	$75,538
Retained earnings	$44,396	$44,945
Total stockholders’ equity	$83,765	$84,314
     In the opinion of management, all material adjustments that are of a normal and recurring nature necessary for a fair presentation of the results for the periods presented have been reflected. All material intercompany transactions and balances have been eliminated in consolidation. The results of the three months ended March 31, 2007 may not be indicative of the results that may be expected for the year ending December 31, 2007. The accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Form 10-K, filed with the United States Securities and Exchange Commission (“SEC”) for the year ended December 31, 2006.
NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”, (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for the Company’s fiscal year beginning January 1, 2008. The Company is currently evaluating whether it will elect the option provided for in this standard, and whether the adoption will have an impact on its financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for the Company’s fiscal year beginning January 1, 2008, with early adoption permitted. The Company is currently evaluating the impact the adoption of SFAS 157 will have on its financial statements.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)
     In July 2006, the FASB issued FIN 48 which sets standards for the accounting for uncertainty in income taxes recognized in an enterprises’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on accounting for tax liability derecognition, classification, interest and penalty recognition, accounting in interim periods, disclosures and transitions. FIN 48 was effective for the Company’s fiscal year beginning January 1, 2007. The impact on the Company’s financial statements from the adoption of FIN 48 is described in Note 7.
NOTE 3. SHAREHOLDERS’ EQUITY
     Earnings Per Share
     Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are determined by using the weighted average number of common and dilutive common equivalent shares outstanding during the period.
     Restricted shares of common stock that vest based on the satisfaction of certain conditions are treated as contingently issuable shares until the conditions are satisfied. Unvested restricted shares are excluded from the basic earnings per share calculation but are included in the diluted earnings per share calculation.
     Due to their anti-dilutive effect, approximately 89,000 and 93,000 options to purchase common stock were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2007 and 2006, respectively. However, these options could become dilutive in future periods.
     The following table illustrates the reconciliation of the weighted average shares outstanding:

	Three Months Ended
	March 31,
	2007	2006
Weighted average shares outstanding — Basic	9,256,566	9,012,706
Diluted effect of stock options and restricted stock grants	250,880	383,938

Weighted average shares outstanding — Diluted	9,507,446	9,396,644

     Comprehensive Income
     The components of comprehensive income for the three months ended March 31, 2007 and 2006 consisted solely of net income of $1,123 and $1,474, respectively.
NOTE 4. SHARE-BASED COMPENSATION
     Total share-based compensation recorded in the Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended
	March 31,
	2007	2006
Cost of products and services	$270	$302
Selling, general and administrative	126	285
Cumulative effect of accounting change	—	(146)

Total share-based compensation expense	$396	$441

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)
     Share-Based Payment Award Activity
     A summary of share-based payment award activity was as follows:

	Stock Options		Restricted Stock
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Exercise Price	Shares	Fair Value
Outstanding at December 31, 2006	1,140,679	$8.37	212,264	$12.86
Granted	—	$—	32,500	$10.08
Exercised/Vested	(32,345)	$8.07	(47,443)	$15.42
Cancelled	(46,967)	$9.29	(4,170)	$12.71

Outstanding at March 31, 2007	1,061,367	$8.34	193,151	$11.77

Outstanding at December 31, 2005	1,239,393	$8.51	221,816	$13.60
Granted	—	$—	52,400	$14.17
Exercised/Vested	(28,000)	$6.23	(33,008)	$17.35
Cancelled	(28,884)	$10.15	(11,934)	$13.25

Outstanding at March 31, 2006	1,182,509	$8.52	229,274	$13.17

     During 2005, the Company realigned its approach to share-based compensation by increasing the issuance of restricted stock awards and reducing the issuance of stock options. As a result, no stock options were awarded during the three months ended March 31, 2007 and 2006. Also, during the fourth quarter of 2006, the Company’s Board of Directors approved an amendment to eliminate the “look-back” option and to reduce the stock purchase discount from 15% to 5% under the Employee Stock Purchase Plan (“ESPP”) effective November 1, 2006. Under SFAS 123R, this amendment results in the Company accounting for shares purchased in connection with the ESPP as non-compensatory as of the effective date. The fair value of purchases made under the ESPP during the three months ended March 31, 2006 were estimated using the Black-Scholes option pricing model as of the date of purchase using the following weighted average assumptions: risk-free rate of 3.96%; dividend yield of zero; volatility of 35.07%; and expected life of three months.
NOTE 5. SUPPLEMENTAL BALANCE SHEET INFORMATION
     The composition of selected balance sheet accounts is as follows:

	March 31,	December 31,
	2007	2006
Property and equipment, net:
Production equipment	$11,943	$11,942
Software	11,432	11,283
Furniture and other equipment	8,875	8,792
Leasehold improvements	2,413	2,137

Property and equipment	34,663	34,154
Less accumulated depreciation	(23,470)	(22,645)

Property and equipment, net	$11,193	$11,509

Other noncurrent assets:
Equity investments	$868	$787
Unbilled expenditures and fees on contracts in process	—	493
Other	2,208	2,219

Other noncurrent assets	$3,076	$3,499

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)

	March 31,	December 31,
	2007	2006
Accrued compensation and employee benefits:
Accrued payroll and payroll taxes	$5,838	$5,956
Accrued vacation	5,081	4,343
Accrued pension liability	2,000	2,000
Other	2,097	2,174

Accrued compensation and employee benefits	$15,016	$14,473

Other accrued expenses:
Amount outstanding under letter of credit	$1,016	$1,016
Accrued income taxes	1,001	946
Deferred gain on sale of building	676	676
Other	2,036	2,563

Other accrued expenses	$4,729	$5,201

Other long-term liabilities:
Deferred gain on sale of building	$5,238	$5,407
Long-term contract payments	—	2,700
Accrued pension liability	1,745	1,933
Other	3,220	2,765

Other long-term liabilities	$10,203	$12,805

NOTE 6. GOODWILL AND INTANGIBLE ASSETS
     The Company’s identifiable intangible assets consisted of only customer relationships as of March 31, 2007 and December 31, 2006. The carrying cost of customer relationships for both periods was $12,800, offset by an accumulated amortization balance of $7,779 and $7,129 as of March 31, 2007 and December 31, 2006, respectively. The Company recorded amortization expense for its identifiable intangible assets of $650 and $702 for the three months ended March 31, 2007 and 2006, respectively. Amortization expense on the Company’s identifiable intangible assets for their remaining useful lives is as follows:

Remainder of 2007	$1,952
2008	$2,038
2009	$1,031
     There were no changes in the carrying amount of goodwill for the three months ended March 31, 2007. The carrying amount of goodwill of $63,055 at March 31, 2007 and December 31, 2006 was included in the Systems and Services segment.
NOTE 7. INCOME TAXES
     For the three months ended March 31, 2007 and 2006, the effective income tax rate was 42.3% and 42.2%, respectively, compared to 40.6% for the year ended December 31, 2006. The 2006 year end tax rate reflects favorable state income tax audits and tax credits and adjustment of tax accruals and reserves.
     On January 1, 2007, the Company adopted the provisions of FIN 48. The implementation of FIN 48 did not have a material impact on the amount of the Company’s tax liability for unrecognized tax benefits. As of the date of adoption, the Company had approximately $300 of unrecognized tax benefits, of which $100 would affect its effective tax rate if recognized. Interest costs and penalties related to uncertain tax positions continue to be classified as net interest expense and selling, general and administrative costs, respectively, in the Company’s financial statements. As of the date of adoption, the Company had approximately $89 of accrued interest and penalties related to unrecognized tax benefits.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)
     The Company files income tax returns in the U.S. federal jurisdiction and numerous state jurisdictions. Tax returns for all years after 2002 are subject to future examination by federal, state and local tax authorities.
NOTE 8. DEFINED BENEFIT PENSION PLAN
     The components of net periodic benefit cost for the Company’s defined benefit pension plan are below:

	Three Months Ended
	March 31,
	2007	2006
Interest cost on projected benefit obligation	$1,006	$1,002
Expected return on plan assets	(1,464)	(1,262)
Recognized actuarial loss	270	440

Net periodic pension cost	$(188)	$180

     On October 25, 2006, the Company’s Board of Directors approved amendments to the Company’s Defined Benefit Pension Plan (the “Pension Plan”) which removed the 3% annual benefit inflator for active participants in the Pension Plan and froze each participant’s calculated pension benefit as of December 31, 2006.
NOTE 9. FINANCING ARRANGEMENTS
     The Company’s outstanding debt at March 31, 2007 and December 31, 2006 was $24,900 and $15,000, respectively, which consisted of net borrowings against the Company’s $50 million revolving credit facility (“Revolver”). The weighted average interest rate on $17,000 of the outstanding balance at March 31, 2007 was 6.84% based on 30, 60 and 90-day LIBOR options elected during the first quarter. The interest rate on the remaining $7,900 outstanding balance at March 31, 2007 was 8.25% based on a base rate option that was in effect on March 31, 2007. The interest rate on the outstanding balance at December 31, 2006 was 6.87% based on the 90-day LIBOR option elected on October 5, 2006. Borrowings under the Revolver have been classified as a long-term liability. The repayment of borrowings under the Revolver is contractually due on September 29, 2009; however, the Company may repay at any time prior to that date. The Company was in compliance with its debt covenants at March 31, 2007.
NOTE 10. BUSINESS SEGMENT, MAJOR CUSTOMERS AND RELATED PARTY INFORMATION
     Business Segment
     Results of operations information for the Company’s two reportable business segments are as follows:

	Three Months Ended
	March 31,
	2007	2006
Revenues from external customers
Systems and Services	$55,912	$66,759
Metrigraphics	868	1,454

	$56,780	$68,213

Gross margin (loss)
Systems and Services	$8,979	$9,814
Metrigraphics	(280)	156

	$8,699	$9,970

Operating income (loss)
Systems and Services	$2,979	$2,760
Metrigraphics	(528)	(125)

	$2,451	$2,635

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)
Sales between segments represent less than 1% of total revenue and are accounted for at cost.
     Major Customers
     Revenues from Department of Defense (“DoD”) customers accounted for approximately 79% and 81% of total revenues in the three months ended March 31, 2007 and 2006, respectively. Revenues earned from a significant DoD customer were as follows:

	Three Months Ended March 31,
	2007		2006
	Revenue	%	Revenue	%
Air Force Aeronautical Systems Center	$7,567	13%	$11,971	18%
     The outstanding accounts receivable balances of this customer were as follows:

	March 31,	December 31,
	2007	2006
Air Force Aeronautical Systems Center	$7,012	$2,159
     The Company had no other customer in the three months ended March 31, 2007 and 2006 that accounted for more than 10% of revenues.
     Related Party
     Through its wholly owned subsidiary, H.J. Ford Associates, Inc., the Company has a 40% interest in HMRTech, LLC (“HMRTech”) and HMRTech/HJ Ford SBA JV, LLC (“HMRTech/HJ Ford SBA JV”) which are accounted for using the equity method. Revenues from HMRTech for the three months ended March 31, 2007 and 2006 were $98 and $90, respectively. The amounts due from HMRTech included in accounts receivable at March 31, 2007 and December 31, 2006, were $52 and $50, respectively. Revenues recognized by the Company on services provided to the United States Government through HMRTech/HJ Ford SBA JV for the three months ended March 31, 2007 were $4,921. The amounts due from HMRTech/HJ Ford SBA JV included in accounts receivable at March 31, 2007 and December 31, 2006 were $3,899 and $870, respectively.
NOTE 11. COMMITMENTS AND CONTINGENCIES
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
     On October 26, 2000, two former Company employees were indicted and charged with conspiracy to defraud the U.S. Air Force, and wire fraud, among other charges, arising out of a scheme to defraud the U.S. out of approximately $10 million. Both men subsequently pled guilty to the principal charges against them. On October 9, 2003, the U.S. Attorney filed a civil complaint in the U.S. District Court for the District of Massachusetts against the Company based in substantial part upon the actions and omissions of the former employees that gave rise to the criminal cases against them. In the civil action, the U.S. Attorney is asserting claims against the Company, which are not additive, based on the False Claims Act, the Anti-Kickback Act, or Breach of Contract for which the government

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)
estimates damages at approximately $24 million, $20 million and $10 million, respectively. The U.S. Attorney is also seeking recovery on certain common law claims, costs, equitable claims, and interest on Breach of Contract damages. On February 14, 2007, the U.S. Attorney filed a motion for summary judgment as to liability and as to damages in this matter. The court, in the ordinary course, is expected to rule by the end of 2007. The Company filed a motion, which was granted in part, to compel further discovery. The Company has filed an opposition to the government’s motion which includes substantive defenses. While there can be no assurance as to the ultimate disposition of this case, the Company considers it to be probable that the court may grant summary judgment as to the Breach of Contract liability claim and more likely than not, but not probable, that the court may grant summary judgment as to the False Claims Act liability claim. For the claim that management believes an unfavorable outcome is probable, the Company has recognized its estimated liability. The Company believes, however, that it is unlikely the court would grant summary judgment as to the government’s claim of damages, in which circumstance the case would proceed to trial as to damages. If, upon conclusion of summary judgment, liability claims are entered against the Company, the Company estimates that it would become liable for repayment of certain contract billings and penalties that together are expected to range from approximately $181 to $1.75 million, excluding the outcome as to damages. Regarding the alleged actual damages, the Company believes that it has substantive defenses and intends to vigorously defend itself. The Company presently has insufficient information to quantify potential actual damages, if any. As a result, the ultimate outcome of the litigation as to damages remains indeterminate. If an unfavorable determination is rendered, the outcome would have a material adverse effect on the Company’s business, financial position, results of operations and cash flows.
     The Company has provided documents in response to a previously disclosed grand jury subpoena issued on October 15, 2002 by the U.S. District Court for the District of Massachusetts, directing the Company to produce specified documents dating back to 1996. The subpoena relates to an investigation, currently focused on the period from 1996 to 1999, by the Antitrust Division of the Department of Justice in New York into the bidding and procurement activities involving the Company and several other defense contractors who have received similar subpoenas and may also be subjects of the investigation. On February 7, 2007, the Company learned that the Antitrust Division has communicated to the Department of Justice in Washington, D.C. the results of its investigation which have not been made available to the Company. The Company has cooperated in the investigation; however, it does not have a sufficient basis to predict the outcome of the investigation. Should the Company be found to have violated the antitrust laws, the matter could have a material adverse effect on the Company’s business, financial position, results of operations and cash flows.
     On June 28, 2005, a suit, characterized as a class action employee suit, was filed in the U.S. District Court for the District of Massachusetts alleging violations of the Fair Labor Standards Act and certain provisions of Massachusetts General Laws. The Company believes that its practices complied with the Fair Labor Standards Act and Massachusetts General Laws. The Company intends to vigorously defend itself and has sought to have the complaint dismissed from District Court and addressed in accordance with the Company’s mandatory dispute resolution program for the arbitration of workplace complaints. On April 10, 2006, the U.S. District Court for the District of Massachusetts entered an order granting in part the Company’s motion to dismiss the civil action filed against the Company, and to compel compliance with its mandatory dispute resolution program, directing that the parties arbitrate the aforementioned claims, and striking the class action waiver which was part of the dispute resolution program. Following the District Court’s decision, the plaintiffs commenced an arbitration before the American Arbitration Association, asserting the same claims as they asserted in the District Court. An arbitrator has been selected, but no substantive action has occurred in the arbitration. On January 26, 2007 the Company filed an appeal with the United States Court of Appeals for the First Circuit appealing the portion of the District Court’s decision that the class action waiver is not enforceable. The outcome of the arbitration, if unfavorable, could have a material adverse effect on the Company’s business, financial position, results of operations and cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes. Unless the context otherwise requires, references in this Form 10-Q to “DRC”, “we”, “us” or “our” refer to Dynamics Research Corporation and its subsidiaries.
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
     Recent industry reports, such as the Federal IT Market Forecast published by INPUT, Inc., are projecting long-term growth rates in demand by the federal government for professional services of approximately 5%. These estimates are, in general, lower than those made a year ago. We are cognizant of funding challenges facing the federal government and the resulting increase in competitiveness in our industry. Significant contract awards have been and will continue to be delayed and new initiatives have been slow to start. Customers are moving away from General Services Administration and time and materials contracts toward agency sponsored Indefinite Delivery-Indefinite Quantity contract vehicles and fixed price contracts and task orders. The DoD seeks to reduce spending on contracted program support services, often referred to as advisory and assistance services, and frequently is setting this work aside for small businesses. Concurrently, there is increasing demand from federal customers for engineering, training, business transformation, lean six sigma and business intelligence solutions and services. Many federal customers are seeking to streamline their procurement activities by consolidating work under large contract vehicles. Our competitive strategy is intended to align with these trends.
     Operating income for the first quarter of 2007 was $2.5 million compared to $2.6 million for the same period in 2006. The operating margin for the first quarter of 2007 was 4.3% of total revenue, compared to 3.9% of total revenue for the same period in 2006. The increase in operating margin was primarily due to a favorable increase in total gross margin and lower indirect costs, which resulted from a variety of cost savings initiatives undertaken in 2006.
     We have two reportable business segments: Systems and Services, and Metrigraphics. The Systems and Services segment accounted for 98.5% of total revenue and the Metrigraphics segment accounted for 1.5% of total revenue for the three months ended March 31, 2007.
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
     The use of alternative estimates and assumptions and changes in business strategy or market conditions may significantly impact our assets or liabilities, and potentially result in a different impact to our results of operations. Consistent with prior year, we believe the following critical accounting policies affect the more significant judgments made and estimates used in the preparation of our consolidated financial statements:
•	Revenue recognition

•	Goodwill and other intangible assets

•	Income taxes and deferred taxes

•	Pension obligations
     Except for income taxes and deferred taxes, there have been no material changes from the methodology applied by management for critical accounting policies previously disclosed in our most recent Form 10-K. The methodology applied to management’s estimate for income taxes and deferred taxes has changed due to the implementation of a new accounting pronouncement as described below.
     Income Taxes and Deferred Taxes
     On January 1, 2007, we adopted FIN 48 which addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.
     The impact from our adoption of FIN 48 is more fully described in Note 7 in our “Notes to Condensed Consolidated Financial Statements” in Part I, Item 1 on this Form 10-Q. For further discussion of our critical accounting policy related to income taxes and deferred taxes, refer to the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our 2006 Form 10-K.
RESULTS OF OPERATIONS
     Operating results (in millions) expressed as a percentage of segment and total revenue are as follows:

	Three Months Ended March 31,
	2007		2006
	$ (1)	% (1)	$ (1)	% (1)
Contract revenue	$55.9	98.5%	$66.8	97.9%
Product sales	0.9	1.5	1.5	2.1

Total revenue	$56.8	100.0%	$68.2	100.0%

Gross profit on contract revenue (2)	$9.0	16.1%	$9.8	14.7%
Gross profit (loss) on product sales (2)	(0.3)	(32.3)%	0.2	10.7%

Total gross profit (2)	8.7	15.3%	10.0	14.6%

Selling, general and administrative	5.6	9.9	6.6	9.7
Amortization of intangible assets	0.7	1.1	0.7	1.0

Operating income	2.5	4.3	2.6	3.9
Interest expense, net	(0.5)	(0.8)	(0.6)	(0.8)
Other income, net	0.0	0.1	0.3	0.5
Provision for income taxes	(0.8)	(1.5)	(1.0)	(1.5)

Net income	$1.1	2.0%	$1.5	2.2%

(1)	Totals may not add due to rounding.

(2)	These amounts represent a percentage of contract revenues, product sales and total revenues, respectively.
Revenues
     We reported total revenues of $56.8 million and $68.2 million in the first quarters of 2007 and 2006, respectively. The revenues for the first quarter of 2007 represent a decrease of $11.4 million, or 16.8%, from the same period in 2006.

     Contract Revenues
     Contract revenues in our Systems and Services segment were earned from the following sectors (in millions):

	Three Months Ended March 31,
	2007		2006
	$ (1)	% (1)	$ (1)	% (1)
National defense and intelligence agencies	$44.6	79.8%	$54.9	82.3%
Federal civilian agencies	7.6	13.5	7.3	11.0
State and local government agencies	3.5	6.3	4.3	6.4
Other	0.2	0.3	0.2	0.3

Total contract revenue	$55.9	100.0%	$66.8	100.0%

(1)	Totals may not add due to rounding.
     National defense and intelligence agency revenues for the first quarter of 2007 were lower than the comparable period in 2006. Approximately $9 million of the change resulted from the transition into the new Consolidated Acquisition of Professional Services (“CAPS”) contract with the Aeronautical Systems Center (“ASC”) and the loss of the Air National Guard (“Guard”) contract in May 2006. Under the new CAPS contract structure, work performed by other contractor team members on these programs, which under the predecessor contract was passed through our revenue and cost of sales, is contracted directly between HMRTech/HJ Ford SBA JV and the subcontractor and no longer is included in our financial results.
     Revenues from federal civilian agencies increased primarily due to added revenues in the first quarter of 2007 from the Federal Deposit Insurance Corporation contract awarded in November 2006.
     Revenues from state and local government agencies decreased primarily due to lower revenues from our contract with the State of Ohio, under which a significant portion of the development work has been completed, partially offset by added revenues from our State of Colorado contract awarded in April 2006.
     Revenues by contract type as a percentage of Systems and Services revenues were as follows (in millions):

	Three Months Ended
	March 31,
	2007	2006
Time and materials	57%	61%
Cost reimbursable	22%	21%
Fixed price, including service type contracts	21%	18%

	100%	100%

Prime contract	61%	67%
Sub-contract	39%	33%

	100%	100%

     Product Sales
     Product sales for our Metrigraphics segment were $0.9 million and $1.5 million in the first quarter of 2007 and 2006, respectively. The decrease from the prior year period was primarily due to a decrease in medical device sales.
     Funded Backlog
     Our funded backlog was $114.7 million at March 31, 2007, $92.9 million at December 31, 2006 and $144.2 million at March 31, 2006. We expect that substantially all of our backlog will generate revenue during the subsequent twelve month period. The funded backlog generally is subject to possible termination at the convenience of the contracting party. Contracts are generally funded on an annual basis or incrementally for shorter time periods.

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
Gross Profit
     Total gross profit was $8.7 million for the first quarter of 2007, compared to $10.0 million in the same period in 2006, resulting in a gross margin of 15.3% and 14.6% for the first quarters of 2007 and 2006, respectively.
     Our gross profit on contract revenue was $9.0 million and $9.8 million for the first quarter of 2007 and 2006, respectively. The decline in gross profit resulted in a gross margin of 16.1% and 14.7% in the first quarter of 2007 and 2006, respectively. The increase in gross margin was primarily attributable to the reduction in low margin subcontractor revenues resulting from the transition to the new CAPS contract noted above.
     Our gross loss on product sales was $0.3 million for the first quarter of 2007 compared to gross profit of $0.2 million for the comparable period in 2006. The decline in gross profit was primarily attributable to the decline in medical device sales. The gross margin loss in the first quarter of 2007 was 32.3% compared to a gross margin of 10.7% in the first quarter of 2006.
Selling, general and administrative expenses
     Selling, general and administrative expenses were $5.6 million and $6.6 million in the first quarter of 2007 and 2006, respectively. Selling, general and administrative expenses as a percent of total revenue in the first quarter of 2007 and 2006 was 9.9% and 9.7%, respectively. Selling, general and administrative expenses for the first quarter of 2007 were lower than the same periods in 2006 as a result of cost savings initiatives undertaken in 2006.
Amortization of intangible assets
     Amortization expense was $0.7 million in each of the first quarters of 2007 and 2006. Amortization expense primarily relates to intangible assets acquired in our 2004 acquisition of Impact Innovations Group LLC and is included in the Systems and Services segment. The remaining amortization expense for the current fiscal year will be approximately $2.0 million.
Interest expense, net
     We incurred interest expense of $0.5 million and $0.6 million in the first quarter of 2007 and 2006, respectively. The decrease in interest expense in the first quarter of 2007 compared to the same period in 2006 was primarily due to a lower outstanding debt balance during the first quarter of 2007, partially offset by a higher average interest rate during the first quarter of 2007 compared to the same period in 2006.
Other income (expense), net
     We recorded net other income of $0.3 million in the first quarter of 2006. This amount included $0.2 million of realized gains resulting from the sale of Lucent Technologies, Inc. (“Lucent”) shares during that period. In accordance with the equity method of accounting, other income includes recognition of our portion of income or loss related to our investment in HMRTech and HMRTech/HJ Ford SBA JV. We recorded income related to these equity investments of $0.1 million in the first quarter of 2007, offset by a provision recorded for non-operating expense of $0.2 million. For the first quarter of 2006, our portion of income related to these equity investments was immaterial.
Income tax provision
     We recorded income tax provisions of $0.8 million, or 42.3% of pre-tax income, and $1.0 million, or 42.2% of pre-tax income, in the first quarter of 2007 and 2006, respectively, compared to 40.6% for the year ended December

31, 2006. The 2006 year end tax rate reflects favorable state income tax audits and tax credits and adjustments of tax accruals and reserves.
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
     Based upon our present business plan and operating performance, we believe that cash provided by operating activities, combined with amounts available for borrowing under our revolving credit facility, will be adequate to fund the capital requirements of our existing operations during 2007 and for the foreseeable future. In the event that our current capital resources are not sufficient to fund requirements, we believe our access to additional capital resources would be sufficient to meet our needs. However, the development of adverse economic or business conditions could significantly affect the need for and availability of capital resources.
     At March 31, 2007 and December 31, 2006, we had cash and cash equivalents aggregating $0.4 million and $7.9 million, respectively. The decrease in cash and cash equivalents is primarily the result of $17.3 million and $0.5 million of net cash used in operating and investing activities, respectively, partially offset by $10.4 million in net cash provided by financing activities.
     Operating activities
     Net cash used in operating activities totaled $17.3 million in the first quarter of 2007, compared to cash used of $1.6 million in the first quarter of 2006. The cash used in the first quarter of 2007 was primarily attributable to an increase in total receivables (including unbilled amounts) and a decrease in accounts payable, other long-term liabilities and deferred taxes. The cash used in the first quarter of 2006 was primarily attributable to cash used for accounts receivable, accounts payable and accrued and prepaid expenses, partially offset by cash provided for unbilled expenditures.
     Total accounts receivable and unbilled expenditures and fees on contracts in process were $77.0 million and $64.4 million at March 31, 2007 and December 31, 2006, respectively. Billed and unbilled accounts receivable increased $11.6 million and $1.0 million, respectively, in the first quarter of 2007. Total accounts receivable (including unbilled amounts) days sales outstanding, or DSO, was 122 days at March 31, 2007 and 96 days at December 31, 2006.
     At March 31, 2007, the unbilled receivables balance included $10.6 million related to our contract with the State of Ohio compared to $9.4 million at December 31, 2006. Under the current terms of the contract, this amount is anticipated to be invoiced and collected in accordance with completion of contract milestones. The remaining increase in accounts receivable during the quarter was due to a slowdown in cash collections on U.S. government receivables. We consider the increase to be temporary with no increased risk of collection.
     Net deferred tax liability was $7.5 million at March 31, 2007 compared to $8.4 million at December 31, 2006. The decrease in deferred taxes was principally due to deferred taxes on unbilled receivables which declined from $9.2 million at December 31, 2006 to $8.7 million at March 31, 2007. We paid $0.4 million in income taxes in the first quarter of 2007 and currently anticipate additional income tax payments of $5.5 million in the remaining quarters of 2007. The Internal Revenue Service (“IRS”) has initiated an audit of our 2004 income tax return. The IRS continues to challenge the deferral of income for tax purposes related to our unbilled receivables including the applicability of a Letter Ruling issued by the IRS to us in January 1976 which granted to us deferred tax treatment of our unbilled receivables. This issue has been elevated to the IRS National Office for determination. While the outcome of the audit is not expected to be known for several months and remains uncertain, we may incur interest expense, our deferred tax liabilities may be reduced and income tax payments may be increased substantially in future periods.
     Share-based compensation expense was $0.4 million in the first quarter of 2007, unchanged from the same period in 2006. During the first quarter of 2006, we recorded a pre-tax cumulative benefit of accounting change of $0.1 million related to the adoption of SFAS 123R for estimating forfeitures for restricted stock awards that were unvested as of January 1, 2006.
     Non-cash amortization expense of our acquired intangible assets was $0.7 million in both the first quarters of 2007 and 2006. We anticipate that non-cash expense for the amortization of intangible assets will remain at a comparable quarterly level through the remaining quarters of 2007.
Investing activities
     Net cash used in investing activities was $0.5 million and $1.0 million in the first quarter of 2007 and 2006, respectively. The net cash used in the first quarter of 2007 was primarily comprised of capital expenditures aggregating $0.5 million. The net cash used in the first quarter of 2006 was primarily comprised of capital expenditures aggregating $1.1 million, partially offset by $0.2 million of proceeds from the sale of Lucent shares. We expect capital expenditures in 2007 to be at similar levels as 2006.
     We believe that selective acquisitions are an important component of our growth strategy. We may acquire, from time to time, businesses that are aligned with our core capabilities and which complement our customer base. We will continue to consider acquisition opportunities that align with our strategic objectives, along with the possibility of utilizing our credit facility as a source of financing.
Financing activities
     Net cash provided by financing activities was $10.4 million and $4.5 million in the first quarters of 2007 and 2006, respectively. The amount of cash provided in the first quarter of 2007 represents net borrowings under our revolving credit agreement of $9.9 million and $0.4 million of proceeds from the issuance of common stock through the exercises of stock options and employee stock purchase plan transactions. The amount in the first quarter of 2006 represents $8.0 million of net borrowings under our then existing revolving credit agreement and $0.6 million of proceeds from the issuance of common stock through the exercises of stock options and employee stock purchase plan transactions, partially offset by $4.3 million of principal payments of our then existing acquisition term loan.
     The average daily borrowing on our revolver for the first quarter of 2007 was $10.2 million at a weighted average interest rate of 7.54%, compared to an average daily borrowing of $7.4 million at a weighted average interest rate of 7.42% under our then existing revolver in the first quarter of 2006. Also, at March 31, 2006 our average daily outstanding balance under our then existing acquisition term loan was $21.9 million at a weighted average interest rate of 6.59%. At March 31, 2007, the outstanding balance of the revolver was $24.9 million with a weighted average interest rate of 7.29%.
RECENT ACCOUNTING PRONOUNCEMENTS
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”, (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for our fiscal year beginning January 1, 2008. We are currently evaluating whether we will elect the option provided for in this standard, and whether the adoption will have an impact on our financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for our fiscal year beginning January 1, 2008, with early adoption permitted. We do not expect the adoption of SFAS 157 to have a material impact on our financial statements.
     In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 sets standards for the accounting for uncertainty in income taxes recognized in an enterprises’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on accounting for tax liability derecognition, classification, interest and penalty recognition, accounting in interim periods, disclosures and transitions. FIN 48 was effective for our fiscal year beginning January 1, 2007. The impact from our adoption of FIN 48 is described in Note 7 in our “Notes to Condensed Consolidated Financial Statements” in Part I, Item 1 on this Form 10-Q.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are subject to interest rate risk associated with our revolver, where interest payments are tied to either the LIBOR or the prime rate. At any time, a sharp rise in interest rates could have an adverse effect on net interest expense as reported in our Condensed Consolidated Statements of Operations. A hypothetical and instantaneous increase of one full percentage point in the interest rate on our revolver would increase annual interest expense by approximately $0.2 million.
     We presently have no investments in debt securities and, accordingly, no exposure to market interest rates on investments. We have no significant exposure to foreign currency fluctuations. Foreign sales, which are nominal, are primarily denominated in United States dollars.
Item 4. CONTROLS AND PROCEDURES
     The Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) evaluated, together with other members of senior management, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2007; and, based on this review, the Company’s CEO and CFO concluded that, as of March 31, 2007, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by it in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
     During the quarter ended March 31, 2007, the Company enhanced its reconciliation controls to address a significant deficiency in its accounting for income taxes, which resulted in the identification of an overstatement of the Company’s deferred tax liabilities. As described in Note 1 to the financial statements, the Company restated its financial statements as of December 31, 2006 and 2005 to correct for this overstatement. There has been no other change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d) - 15(f)) during the quarterly period ended March 31, 2007 that has materially effected, or is reasonably likely to materially effect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
     As a defense contractor, we are subject to many levels of audit and review from various government agencies, including the Defense Contract Audit Agency, various inspectors general, the Defense Criminal Investigation Service, the Government Accountability Office, the Department of Justice and Congressional Committees. Both related to and unrelated to its defense industry involvement, we are, from time to time, involved in audits, lawsuits, claims, administrative proceedings and investigations. We accrue for liabilities associated with these activities when it becomes probable that future expenditures will be made and such expenditures can be reasonably estimated. We are a party to or have property subject to litigation and other proceedings referenced in Note 11 of the Notes to Condensed Consolidated Financial Statements (Unaudited) included in this Form 10-Q and in Note 13 of our Form 10-K for the year ended December 31, 2006. Our evaluation of the likelihood of expenditures related to these matters is subject to change in future periods, depending on then current events and circumstances, which could have material adverse effects on our business, financial position, results of operations and cash flows.
Item 1A. RISK FACTORS
     For information regarding factors that could affect our results of operations, financial condition and liquidity, refer to the section titled “Risk Factors” in Part 1, Item 1A of our 2006 Form 10-K. There have been no material changes from the risk factors previously disclosed in our most recent Form 10-K.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table sets fourth all purchases made by us or on our behalf by any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the first quarter of 2007.

Approximate
			Total Number	Dollar Value
			of Shares	of Shares that
			Purchased as	May Yet Be
			Part of	Purchased
	Total Number	Average Price	Publicly	Under the
	of Shares	Paid Per	Announced	Programs
Period	Purchased	Share	Programs	(in millions)
January 1, 2007 to January 31, 2007	2,736	$8.94	—	$—
February 1, 2007 to February 28, 2007	—	$—	—	—
March 1, 2007 to March 31, 2007	14,253	$10.58	—	—

Total	16,989	$10.32	—	$—

     During the first quarter of 2007, we repurchased 16,989 shares that were not part of a publicly announced share repurchase program, representing shares repurchased to cover payroll withholding taxes in connection with the vesting of restricted stock awards.

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

DYNAMICS RESEARCH CORPORATION (Registrant)
Date: May 10, 2007	/s/ David Keleher
David Keleher
Senior Vice President, Chief Financial Officer and Treasurer

/s/ Francis Murphy
Francis Murphy
Vice President, Corporate Controller and Chief Accounting Officer