Form 10-Q
period 2007-06-30
DYNAMICS RESEARCH CORP
filed 2007-08-09
CIK 30822

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSTITION PERIOD FROM TO                      TO
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     As of July 31, 2007, there were 9,463,359 shares of the registrant’s common stock outstanding.

DYNAMICS RESEARCH CORPORATION
FORM 10-Q
For the Quarterly Period Ended June 30, 2007

Page
Part I. Financial Information	3
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006 (unaudited)	3
Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2007 and 2006 (unaudited)	4
Condensed Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for the three months ended June 30, 2007 and 2006 (unaudited)	5
Condensed Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for the six months ended June 30, 2007 and 2006 (unaudited)	6
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006 (unaudited)	7
Notes to Condensed Consolidated Financial Statements (unaudited)	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures About Market Risk	23
Item 4. Controls and Procedures	23
Part II. Other Information	24
Item 1. Legal Proceedings	24
Item 1A. Risk Factors	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 4. Submissions of Matters to a Vote of Security Holders	25
Item 6. Exhibits	25
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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands, except share data)

	June 30,	December 31,
	2007	2006
	(unaudited)	(restated)
		(See Note 1)
Assets
Current assets
Cash and cash equivalents	$286	$7,887
Accounts receivable, net of allowances of $782 at June 30, 2007 and $793 at December 31, 2006	33,238	27,072
Unbilled expenditures and fees on contracts in process	33,723	36,174
Prepaid expenses and other current assets	3,686	2,933

Total current assets	70,933	74,066

Noncurrent assets
Property, plant and equipment, net	10,673	11,509
Goodwill	63,055	63,055
Intangible assets, net	4,370	5,671
Deferred tax asset	1,507	1,507
Other noncurrent assets	3,594	4,044

Total noncurrent assets	83,199	85,786

Total assets	$154,132	$159,852

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$14,051	$18,195
Accrued compensation and employee benefits	13,585	14,473
Deferred taxes	8,039	9,864
Other accrued expenses	4,369	5,201

Total current liabilities	40,044	47,733

Long-term liabilities
Long-term debt	13,027	15,000
Other long-term liabilities	12,673	12,805

Total long-term liabilities	25,700	27,805

Total liabilities	65,744	75,538

Commitments and contingencies – Note 11	—	—
Stockholders’ equity
Preferred stock, $0.10 par value: 5,000,000 shares authorized; no shares issued and outstanding
Common stock, $0.10 par value; 30,000,000 shares authorized; 9,464,489 and 9,314,962 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	946	931
Capital in excess of par value	49,066	47,644
Accumulated other comprehensive loss	(9,206)	(9,206)
Retained earnings	47,582	44,945

Total stockholders’ equity	88,388	84,314

Total liabilities and stockholders’ equity	$154,132	$159,852

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Contract revenue	$57,030	$65,720	$112,942	$132,479
Product sales	980	1,558	1,848	3,012

Total revenue	58,010	67,278	114,790	135,491

Cost of contract revenue	47,460	58,353	94,393	115,298
Cost of product sales	1,200	1,256	2,348	2,554
Selling, general and administrative expenses	5,763	6,036	11,361	12,669
Amortization of intangible assets	651	703	1,301	1,405

Total operating costs and expenses	55,074	66,348	109,403	131,926

Operating income	2,936	930	5,387	3,565
Interest expense, net	(473)	(566)	(929)	(1,135)
Other income	122	12	74	351

Income before provision for income taxes	2,585	376	4,532	2,781
Provision for income taxes	1,071	200	1,895	1,215

Income before cumulative effect of accounting change	1,514	176	2,637	1,566
Cumulative benefit of accounting change, net of tax of $62	—	—	—	84

Net income	$1,514	$176	$2,637	$1,650

Earnings per common share
Basic
Income before cumulative effect of accounting change	$0.16	$0.02	$0.28	$0.17
Cumulative effect of accounting change	—	—	—	0.01

Net income	$0.16	$0.02	$0.28	$0.18

Diluted
Income before cumulative effect of accounting change	$0.16	$0.02	$0.27	$0.17
Cumulative effect of accounting change	—	—	—	0.01

Net income	$0.16	$0.02	$0.27	$0.18

Weighted average shares outstanding
Basic	9,317,297	9,079,011	9,308,558	9,057,556
Diluted	9,650,919	9,439,954	9,609,575	9,426,269
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006
(unaudited)
(in thousands)

				Accumulated
			Capital in	other
	Common stock		excess of	comprehensive	Retained
	Shares	Par value	par value	loss	earnings	Total
Balance March 31, 2007 (unaudited)	9,378	$938	$48,310	$(9,206)	$46,068	$86,110
Comprehensive income:
Net income	—	—	—	—	1,514	1,514

Comprehensive income	—	—	—	—	—	1,514
Issuance of common stock through stock options exercised and employee stock purchase transactions	42	4	337	—	—	341
Issuance of restricted stock	52	5	(5)	—	—	—
Forfeiture of restricted stock	(6)	(1)	1	—	—	—
Release of restricted stock	(2)	—	(18)	—	—	(18)
Share-based compensation expense	—	—	407	—	—	407
Tax benefit from stock options exercised and employee stock purchase transactions	—	—	34	—	—	34

Balance June 30, 2007 (unaudited)	9,464	$946	$49,066	$(9,206)	$47,582	$88,388

				Accumulated
			Capital in	other
	Common stock		excess of	comprehensive	Retained
	Shares	Par value	par value	loss	earnings	Total
Balance March 31, 2006 (unaudited)	9,189	$919	$44,696	$(10,768)	$41,798	$76,645
Impact of restatement — Note 1	—	—	—	—	549	549

Balance March 31, 2006 (unaudited)	9,189	919	44,696	(10,768)	42,347	77,194
Comprehensive income:
Net income	—	—	—	—	176	176

Comprehensive income	—	—	—	—	—	176
Issuance of common stock through stock options exercised and employee stock purchase transactions	51	5	534	—	—	539
Issuance of restricted stock	17	2	(2)	—	—	—
Forfeiture of restricted stock	(4)	(1)	1	—	—	—
Release of restricted stock	(1)	—	(14)	—	—	(14)
Share-based compensation expense	—	—	591	—	—	591
Tax benefit from stock options exercised and employee stock purchase transactions	—	—	49	—	—	49

Balance June 30, 2006 (unaudited)	9,252	$925	$45,855	$(10,768)	$42,523	$78,535

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(unaudited)
(in thousands)

					Accumulated
			Capital in		other
	Common stock		excess of	Unearned	comprehensive	Retained
	Shares	Par value	par value	compensation	loss	earnings	Total
Balance December 31, 2006 (audited)	9,315	$931	$47,644	$—	$(9,206)	$44,396	$83,765
Impact of restatement — Note 1	—	—	—	—	—	549	549

Balance December 31, 2006 (unaudited)	9,315	931	47,644	—	(9,206)	44,945	84,314
Comprehensive income:
Net income	—	—	—	—	—	2,637	2,637

Comprehensive income	—	—	—	—	—	—	2,637
Issuance of common stock through stock options exercised and employee stock purchase transactions	94	10	754	—	—	—	764
Issuance of restricted stock	84	8	(8)	—	—	—	—
Forfeiture of restricted stock	(10)	(1)	1	—	—	—	—
Release of restricted stock	(19)	(2)	(191)	—	—	—	(193)
Share-based compensation expense	—	—	803	—	—	—	803
Tax benefit from stock options exercised and employee stock purchase transactions	—	—	63	—	—	—	63

Balance June 30, 2007 (unaudited)	9,464	$946	$49,066	$—	$(9,206)	$47,582	$88,388

					Accumulated
			Capital in		other
	Common stock		excess of	Unearned	comprehensive	Retained
	Shares	Par value	par value	compensation	loss	earnings	Total
Balance December 31, 2005 (audited)	9,097	$910	$45,571	$(1,850)	$(10,768)	$40,324	$74,187
Impact of restatement — Note 1	—	—	—	—	—	549	549

Balance December 31, 2005 (unaudited)	9,097	910	45,571	(1,850)	(10,768)	40,873	74,736
Comprehensive income:
Net income	—	—	—	—	—	1,650	1,650

Comprehensive income	—	—	—	—	—	—	1,650
Issuance of common stock through stock options exercised and employee stock purchase transactions	114	11	1,128	—	—	—	1,139
Issuance of restricted stock	70	7	(7)	—	—	—	—
Forfeiture of restricted stock	(16)	(2)	2	—	—	—	—
Release of restricted stock	(13)	(1)	(177)	—	—	—	(178)
Share-based compensation expense	—	—	1,032	—	—	—	1,032
Tax benefit from stock options exercised and employee stock purchase transactions	—	—	156	—	—	—	156
Reversal of unearned compensation upon adoption of SFAS No. 123(R)	—	—	(1,850)	1,850	—	—	—

Balance June 30, 2006 (unaudited)	9,252	$925	$45,855	$—	$(10,768)	$42,523	$78,535

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income	$2,637	$1,650
Adjustments to reconcile net cash provided by (used in) operating activities
Depreciation	1,576	1,620
Amortization of intangible assets	1,301	1,405
Share-based compensation, including cumulative effect of accounting change	803	1,032
Non-cash interest expense	73	79
Amortization of deferred gain on sale of building	(338)	(338)
Investment income from equity interest	(99)	(116)
Tax benefit from stock options exercised and employee stock purchase plan transactions	(63)	(156)
Deferred income taxes	(1,825)	(4,872)
Gain on sale of investments and long-lived assets, net	—	(194)
Change in operating assets and liabilities:
Accounts receivable, net	(6,166)	(2,946)
Unbilled expenditures and fees on contracts in process	2,889	14,526
Prepaid expenses and other current assets	(753)	(1,840)
Accounts payable	(4,144)	(4,524)
Accrued compensation and employee benefits	(888)	(833)
Other accrued expenses	(962)	(2,534)
Other long-term liabilities	206	(613)

Net cash provided by (used in) operating activities	(5,753)	1,346

Cash flows from investing activities:
Additions to property, plant and equipment	(740)	(1,571)
Proceeds from sale of investments and long-lived assets	—	213
Dividends from equity investment	171	122
Increase in other assets	(133)	(80)

Net cash used in investing activities	(702)	(1,316)

Cash flow from financing activities:
Borrowings under revolving credit agreement	110,685	75,404
Repayments under revolving credit agreement	(112,658)	(71,179)
Principal payments under loan agreements	—	(6,241)
Proceeds from the exercise of stock options and employee stock purchase plan transactions	764	1,139
Tax benefit from stock options exercised and employee stock purchase plan transactions	63	156

Net cash used in financing activities	(1,146)	(721)

Net decrease in cash and cash equivalents	(7,601)	(691)
Cash and cash equivalents, beginning of period	7,887	1,020

Cash and cash equivalents, end of period	$286	$329

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)
NOTE 1. BASIS OF PRESENTATION AND RESTATEMENT
     The unaudited condensed consolidated financial statements of Dynamics Research Corporation (the “Company”) and its subsidiaries included herein have been prepared in accordance with accounting principles generally accepted in the United States of America. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
     On January 1, 2007, the Company adopted Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). There was no transition adjustment required due to the adoption of FIN 48 (See Note 7 for additional information).
     The Company has restated its consolidated financial statements as of December 31, 2006 and 2005 to correct certain tax liabilities, which resulted in an increase in stockholders’ equity of $549. The restatement reflects corrections in the measurement of deferred income tax liabilities relating to property and equipment. The principal corrections pre-date all periods reported in the Company’s financial statements, and, as a result, the related financial statement effects are immaterial to the statements of operations for each of the three years in the period ended December 31, 2006. A summary of the aggregate effect of the restatement on the Company’s consolidated balance sheet as of December 31, 2006 is shown below.

	As of December 31, 2006
	Previously	As
	Reported	Restated
Changes to Consolidated Balance Sheet:
Deferred income taxes	$11,698	$9,864
Other accrued expenses	$3,916	$5,201
Total current liabilities	$48,282	$47,733
Total liabilities	$76,087	$75,538
Retained earnings	$44,396	$44,945
Total stockholders’ equity	$83,765	$84,314
     In the opinion of management, all material adjustments that are of a normal and recurring nature necessary for a fair presentation of the results for the periods presented have been reflected. All material intercompany transactions and balances have been eliminated in consolidation. The results of the three and six months ended June 30, 2007 may not be indicative of the results that may be expected for the year ending December 31, 2007. The accompanying financial information should be read in conjunction with the consolidated financial statements and notes contained in the Company’s Form 10-K, filed with the United States Securities and Exchange Commission (“SEC”) for the year ended December 31, 2006. The Company has reclassified certain prior period amounts to conform with the current period presentation.
NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for the Company’s fiscal year beginning January 1, 2008. The Company is currently evaluating whether it will elect the option provided for in SFAS 159, and whether the adoption will have an impact on its financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share amounts)
assumptions. Under SFAS 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for the Company’s fiscal year beginning January 1, 2008, with early adoption permitted. The Company is currently evaluating whether the adoption of SFAS 157 will have a material impact on its financial statements.
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
     Due to their anti-dilutive effect, approximately 71,800 and 86,000 options to purchase common stock were excluded from the calculation of diluted earnings per share for the three months ended June 30, 2007 and 2006, respectively. Approximately 82,800 and 86,000 options to purchase common stock were excluded from the calculation of diluted earnings per share for the six months ended June 30, 2007 and 2006, respectively. However, these options could become dilutive in future periods.
     The following table illustrates the reconciliation of the weighted average shares outstanding:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Weighted average shares outstanding — Basic	9,317,297	9,079,011	9,308,558	9,057,556
Diluted effect of stock options and restricted stock grants	333,622	360,943	301,017	368,713

Weighted average shares outstanding — Diluted	9,650,919	9,439,954	9,609,575	9,426,269

     Comprehensive Income
     Comprehensive income for the three and six months ended June 30, 2007 of $1,514 and $2,637, respectively, and for the three months ended June 30, 2006 of $176, consisted solely of net income. Comprehensive income for the six months ended June 30, 2006 consisted of net income of $1,650 and an unrealized holding gain with an offsetting reclassification adjustment for the sale of an investment. During the first quarter of 2006, the Company recorded an unrealized holding gain of $122, net of tax benefit of $89, for the release of Lucent Technologies, Inc. (“Lucent”) shares to the Company. The Company subsequently sold all of the Lucent shares and realized a gain of $122, net of tax expense of $89.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share amounts)
NOTE 4. SHARE-BASED COMPENSATION
     Total share-based compensation recorded in the Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Cost of products and services	$154	$298	$280	$600
Selling, general and administrative	253	293	523	578
Cumulative effect of accounting change	—	—	—	(146)

Total share-based compensation expense	$407	$591	$803	$1,032

     A summary of share-based payment award activity was as follows:

	Stock Options		Restricted Stock
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Exercise Price	Shares	Fair Value
Outstanding at March 31, 2007	1,061,367	$8.34	193,151	$11.77
Granted	—	$—	51,600	$12.26
Exercised/Vested	(26,535)	$6.02	(15,234)	$15.36
Cancelled	(3,750)	$17.81	(6,220)	$12.67

Outstanding at June 30, 2007	1,031,082	$8.37	223,297	$11.61

Outstanding at December 31, 2006	1,140,679	$8.37	212,264	$12.86
Granted	—	$—	84,100	$11.42
Exercised/Vested	(58,880)	$7.14	(62,677)	$15.40
Cancelled	(50,717)	$9.92	(10,390)	$12.68

Outstanding at June 30, 2007	1,031,082	$8.37	223,297	$11.61

Outstanding at March 31, 2006	1,182,509	$8.52	229,274	$13.17
Granted	—	$—	17,500	$14.69
Exercised/Vested	(15,568)	$7.66	(9,399)	$15.77
Cancelled	(7,166)	$18.75	(4,404)	$15.03

Outstanding at June 30, 2006	1,159,775	$8.47	232,971	$13.14

Outstanding at December 31, 2005	1,239,393	$8.51	221,816	$13.60
Granted	—	$—	69,900	$14.30
Exercised/Vested	(43,568)	$6.74	(42,407)	$17.00
Cancelled	(36,050)	$11.86	(16,338)	$13.73

Outstanding at June 30, 2006	1,159,775	$8.47	232,971	$13.14

     During 2005, the Company realigned its approach to share-based compensation by increasing the issuance of restricted stock awards and reducing the issuance of stock options. As a result, no stock options were awarded during the three or six months ended June 30, 2007 and 2006. Also, during the fourth quarter of 2006, the Company’s Board of Directors approved an amendment to eliminate the “look-back” option and to reduce the stock purchase discount from 15% to 5% under the Employee Stock Purchase Plan (“ESPP”) effective November 1, 2006. Under SFAS 123R, this amendment results in the Company accounting for shares purchased in connection with the ESPP after the effective date as non-compensatory. The fair value of purchases made under the ESPP during the three and six months ended June 30, 2006 were estimated using the Black-Scholes option pricing model as of the date of purchase. The following weighted average assumptions were used for the three and six months ended June 30, 2006: risk-free rate of 4.71% and 4.60%, respectively; dividend yield of zero for both periods; volatility of 32.21% and 32.85%, respectively; and expected life of three months for both periods.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share amounts)
NOTE 5. SUPPLEMENTAL BALANCE SHEET INFORMATION
     The composition of selected balance sheet accounts is as follows:

	June 30,	December 31,
	2007	2006
Property and equipment, net:
Production equipment	$11,943	$11,942
Software	11,508	11,283
Furniture and other equipment	9,019	8,792
Leasehold improvements	2,424	2,137

Property and equipment	34,894	34,154
Less accumulated depreciation	(24,221)	(22,645)

Property and equipment, net	$10,673	$11,509

Other noncurrent assets:
Deferred compensation plan investment	$1,760	$1,627
Equity investments	715	787
Unbilled expenditures and fees on contracts in process	600	1,038
Other	519	592

Other noncurrent assets	$3,594	$4,044

Accrued compensation and employee benefits:
Accrued payroll and payroll taxes	$5,933	$5,956
Accrued vacation	5,225	4,343
Accrued pension liability	—	2,000
Other	2,427	2,174

Accrued compensation and employee benefits	$13,585	$14,473

Other accrued expenses:
Amount outstanding under letter of credit	$991	$1,016
Accrued income taxes	794	946
Deferred gain on sale of building	676	676
Other	1,908	2,563

Other accrued expenses	$4,369	$5,201

Other long-term liabilities:
Deferred gain on sale of building	$5,070	$5,407
Accrued pension liability	3,558	1,933
Deferred compensation plan liability	1,760	1,627
Long-term contract payments	710	2,700
Other	1,575	1,138

Other long-term liabilities	$12,673	$12,805

NOTE 6. GOODWILL AND INTANGIBLE ASSETS
     The Company’s identifiable intangible assets consisted of only customer relationships as of June 30, 2007 and December 31, 2006. The carrying cost of customer relationships for both periods was $12,800, offset by an accumulated amortization balance of $8,430 and $7,129 as of June 30, 2007 and December 31, 2006, respectively. The Company recorded amortization expense for its identifiable intangible assets of $651 and $703 for the three months ended June 30, 2007 and 2006, respectively, and $1,301 and $1,405 for the six months ended June 30, 2007 and 2006, respectively.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share amounts)
     Amortization expense on the Company’s identifiable intangible assets for their remaining useful lives is as follows:

Remainder of 2007	$1,301
2008	$2,038
2009	$1,031
     There were no changes in the carrying amount of goodwill for the six months ended June 30, 2007. The carrying amount of goodwill of $63,055 at June 30, 2007 and December 31, 2006 was included in the Systems and Services segment.
NOTE 7. INCOME TAXES
     For the six months ended June 30, 2007 and 2006, the effective income tax rate was 41.8% and 43.7%, respectively, compared to 40.6% for the year ended December 31, 2006. The 2006 year end tax rate reflects favorable state income tax audits and tax credits and adjustments of tax accruals and reserves.
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
     The Internal Revenue Service (“IRS”) has initiated an audit of the Company’s 2004 income tax return. The IRS continues to challenge the deferral of income for tax purposes related to unbilled receivables including the applicability of a Letter Ruling issued by the IRS to the Company in January 1976 which granted to the Company deferred tax treatment of the unbilled receivables. This issue has been elevated to the IRS National Office for determination. While the outcome of the audit is not expected to be known for several months and remains uncertain, the Company may incur interest expense, its deferred tax liabilities may be reduced and income tax payments may be increased substantially in future periods.
     The Company files income tax returns in the U.S. federal jurisdiction and numerous state jurisdictions. Tax returns for all years after 2002 are subject to future examination by federal, state and local tax authorities.
NOTE 8. DEFINED BENEFIT PENSION PLAN
     The components of net periodic benefit cost for the Company’s defined benefit pension plan are below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Interest cost on projected benefit obligation	$1,006	$1,002	$2,012	$2,004
Expected return on plan assets	(1,464)	(1,262)	(2,927)	(2,524)
Recognized actuarial loss	270	440	540	880

Net periodic pension cost	$(188)	$180	$(375)	$360

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

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share amounts)
     The Company no longer expects to make any additional pension payments during 2007 based on the current and projected funded status of the Pension Plan.
NOTE 9. FINANCING ARRANGEMENTS
     The Company’s outstanding debt at June 30, 2007 and December 31, 2006 was $13,027 and $15,000, respectively, which consisted of net borrowings against the Company’s $50 million revolving credit facility (“Revolver”). The weighted average interest rate on $12,000 of the outstanding balance at June 30, 2007 was 6.85% based on 90-day LIBOR options elected during the second quarter of 2007. The interest rate on the remaining $1,027 outstanding balance at June 30, 2007 was 8.25% based on a base rate option that was in effect on June 30, 2007. The interest rate on the outstanding balance at December 31, 2006 was 6.87% based on the 90-day LIBOR option elected on October 5, 2006. Borrowings under the Revolver have been classified as a long-term liability. The repayment of borrowings under the Revolver is contractually due on September 29, 2009; however, the Company may repay at any time prior to that date. The Company was in compliance with its debt covenants at June 30, 2007.
NOTE 10. BUSINESS SEGMENT, MAJOR CUSTOMERS AND RELATED PARTY INFORMATION
     Business Segment
     Results of operations information for the Company’s two reportable business segments are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues from external customers
Systems and Services	$57,030	$65,720	$112,942	$132,479
Metrigraphics	980	1,558	1,848	3,012

	$58,010	$67,278	$114,790	$135,491

Gross profit (loss)
Systems and Services	$9,570	$7,367	$18,549	$17,181
Metrigraphics	(220)	302	(500)	458

	$9,350	$7,669	$18,049	$17,639

Operating income (loss)
Systems and Services	$3,394	$899	$6,338	$3,659
Metrigraphics	(458)	31	(951)	(94)

	$2,936	$930	$5,387	$3,565

     Sales between segments represent less than 1% of total revenue and are accounted for at cost.
     Major Customers
     Revenues from Department of Defense (“DoD”) customers accounted for approximately 78% and 80% of total revenues in both the three months and six months ended June 30, 2007 and 2006, respectively. Revenues earned from a significant DoD customer were as follows:

	Three Months Ended June 30,
	2007		2006
	Revenue	%	Revenue	%
U.S. Air Force Aeronautical Systems Center	$6,139	11%	$14,742	22%

	Six Months Ended June 30,
	2007		2006
	Revenue	%	Revenue	%
U.S. Air Force Aeronautical Systems Center	$13,706	12%	$26,713	20%
     The outstanding accounts receivable balances of this customer were as follows:

	June 30,	December 31,
	2007	2006
U.S. Air Force Aeronautical Systems Center	$4,218	$2,159
     The Company had no other customer in the three or six months ended June 30, 2007 and 2006 that accounted for more than 10% of revenues.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share amounts)
     Related Party
     Through its wholly owned subsidiary, H.J. Ford Associates, Inc. (“HJ Ford”), the Company has a 40% interest in HMRTech, LLC (“HMRTech”) which is accounted for using the equity method. Revenues from HMRTech included in contract revenues for the three months ended June 30, 2007 and 2006 were $93 and $131, respectively, and $190 and $221, respectively, for the six months then ended. The amounts due from HMRTech included in accounts receivable at June 30, 2007 and December 31, 2006, were $35 and $50, respectively. The Company’s portion of earnings in HMRTech recorded in other income for the six months ended June 30, 2007 and 2006 was $163 and $130, respectively.
     The Company also has a 40% interest in HMRTech/HJ Ford SBA JV, LLC, (the “Joint Venture”) formed by HMRTech and HJ Ford under the Small Business Administration Mentor-Protégé program, which is accounted for using the equity method of accounting. In April 2006, the Joint Venture was awarded a Consolidated Acquisition of Professional Services contract by the U.S. Air Force Aeronautical Systems Center and began generating revenues under this contract in August 2006. The Company is a subcontractor to the Joint Venture and also provides the Joint Venture with various administrative services pursuant to an Operating Agreement. Revenues recognized by the Company as a subcontractor to the Joint Venture for the three and six months ended June 30, 2007 were $5,743 and $10,664, respectively. The Company’s operating costs were reduced by $393 and $747 related to the provision of administrative services to the Joint Venture for the three and six months ended June 30, 2007, respectively. The Company recorded approximately 60% of the provision in cost of contract revenue and the remaining provision was recorded in selling, general and administrative expenses for both the three and six months ended June 30, 2007.
     The table below presents the various amounts included in the Company’s Consolidated Balance Sheet related to the above mentioned transactions with the Joint Venture:

	June 30,	December 31,
	2007	2006
Accounts receivable	$2,952	$870
Unbilled expenditures and fees on contracts in process	$1,838	$967
Prepaid expenses and other current assets	$860	$110
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
     On October 26, 2000, two former Company employees were indicted and charged with conspiracy to defraud the U.S. Air Force and wire fraud, among other charges, arising out of a scheme to defraud the U.S. out of approximately $10 million. Both men subsequently pled guilty to the principal charges against them. On October 9, 2003, the U.S. Attorney filed a civil complaint in the U.S. District Court for the District of Massachusetts against the Company based in substantial part upon the actions and omissions of the former employees that gave rise to the criminal cases against them. In the civil action, the U.S. Attorney is asserting claims against the Company, which are not additive, based on the False Claims Act, the Anti-Kickback Act, or breach of contract for which the government estimates damages at approximately $24 million, $20 million and $10 million, respectively. The U.S. Attorney is also seeking recovery on certain common law claims, costs, equitable claims, and interest on breach of contract damages. On February 14, 2007, the U.S. Attorney filed a motion for summary judgment as to liability and as to damages in this matter. The Company has filed an opposition to the government’s motion which includes substantive defenses. The court, in the ordinary course, is expected to rule by the end of 2007. The Company filed a motion, which was granted in part, to compel further discovery. While there can be no assurance as to the ultimate disposition of this case, the Company considers it to be probable that the court may grant summary judgment as to the breach of contract liability claim and more likely than not, but not probable, that the court may grant summary judgment as to the False Claims Act liability claim. For the claim in which management believes an unfavorable outcome is probable, the Company has recognized its estimated liability. The Company believes, however, that it is unlikely the court would grant summary judgment as to the government’s claim of damages, in which circumstance the case would proceed to trial as to damages. If, upon conclusion of summary judgment, liability claims are entered against the Company, the Company estimates that it would become liable for repayment of certain contract billings and penalties that together are expected to range from approximately $181 to $1.75 million, excluding the outcome as to damages. Regarding the alleged actual damages, the Company believes that it has substantive defenses and intends to vigorously defend itself. The Company presently has insufficient information to quantify potential actual damages, if any. As a result, the ultimate outcome of the litigation as to damages remains indeterminate. If an unfavorable determination is rendered, the outcome would have a material adverse effect on the Company’s business, financial position, results of operations and cash flows.
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
     On June 28, 2005, a suit, characterized as a class action employee suit, was filed in the U.S. District Court for the District of Massachusetts alleging violations of the Fair Labor Standards Act and certain provisions of Massachusetts General Laws. The Company believes that its practices complied with the Fair Labor Standards Act and Massachusetts General Laws. The Company intends to vigorously defend itself and has sought to have the complaint dismissed from District Court and addressed in accordance with the Company’s mandatory dispute resolution program for the arbitration of workplace complaints. On April 10, 2006, the U.S. District Court for the District of Massachusetts entered an order granting in part the Company’s motion to dismiss the civil action filed against the Company, and to compel compliance with its mandatory dispute resolution program, directing that the parties arbitrate the aforementioned claims, and striking the class action waiver which was part of the dispute resolution program. Following the District Court’s decision, the plaintiffs commenced an arbitration before the American Arbitration Association, asserting the same claims as they asserted in the District Court. An arbitrator has been selected, but no substantive action has occurred in the arbitration. On January 26, 2007 the Company filed an appeal with the United States Court of Appeals for the Second Circuit appealing the portion of the District Court’s decision that the class action waiver is not enforceable. The outcome of the arbitration, if unfavorable, could have a material adverse effect on the Company’s business, financial position, results of operations and cash flows.

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
     Recent industry reports, such as the Federal IT Market Forecast published by INPUT, Inc., are projecting long-term growth rates of approximately 5% for the federal government professional services industry. We are cognizant of funding challenges facing the federal government and the resulting increase in competitiveness in our industry. Significant contract awards have been and will continue to be delayed and new initiatives have been slow to start. Customers are moving away from General Services Administration and time and materials contracts toward agency sponsored Indefinite Delivery-Indefinite Quantity contract vehicles and fixed price contracts and task orders. The DoD seeks to reduce spending on contracted program support services, often referred to as advisory and assistance services, and frequently is setting this work aside for small businesses. However, there is increasing demand from federal customers for engineering, training, business transformation, lean six sigma and business intelligence solutions and services. In addition, many federal customers are seeking to streamline their procurement activities by consolidating work under large contract vehicles. Our competitive strategy is intended to align with these trends.
     Operating income for the three months ended June 30, 2007 and 2006 was $2.9 million and $0.9 million, respectively, and $5.4 million and $3.6 million, respectively, for the six months then ended. The operating margin for the three months ended June 30, 2007 and 2006 was 5.1% and 1.4% of total revenue, respectively, and 4.7% and 2.6% of total revenue, respectively, for the six months then ended. The increase in operating margin was primarily due to a favorable increase in total gross margin reflecting a shift in our business into the new Consolidated Acquisition of Professional Services (“CAPS”) contract with the Aeronautical Systems Center (“ASC”) and lower indirect costs which resulted from a variety of cost savings initiatives undertaken in 2006.
     We have two reportable business segments: Systems and Services and Metrigraphics. The Systems and Services segment accounted for 98.4% of total revenue and the Metrigraphics segment accounted for 1.6% of total revenue for the six months ended June 30, 2007.
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
RESULTS OF OPERATIONS
     Operating results (in millions) expressed as a percentage of segment and total revenue are as follows:

	Three Months Ended June 30,
	2007		2006
	$ (1)	% (1)	$ (1)	% (1)

Contract revenue	$57.0	98.3%	$65.7	97.7%
Product sales	1.0	1.7	1.6	2.3

Total revenue	$58.0	100.0%	$67.3	100.0%

Gross profit on contract revenue (2)	$9.6	16.8%	$7.4	11.2%
Gross profit on product sales (2)	(0.2)	(22.4)	0.3	19.4

Total gross profit (2)	9.4	16.1	7.7	11.4

Selling, general and administrative expenses	5.8	9.9	6.0	9.0
Amortization of intangible assets	0.7	1.1	0.7	1.0

Operating income	2.9	5.1	0.9	1.4
Interest expense, net	(0.5)	(0.8)	(0.6)	(0.8)
Other income, net	0.1	0.2	—	—
Provision for income taxes	(1.1)	(1.8)	(0.2)	(0.3)

Net income	$1.5	2.6%	$0.2	0.3%

	Six Months Ended June 30,
	2007		2006
	$ (1)	% (1)	$ (1)	% (1)
Contract revenue	$112.9	98.4%	$132.5	97.8%
Product sales	1.8	1.6	3.0	2.2

Total revenue	$114.8	100.0%	$135.5	100.0%

Gross profit on contract revenue (2)	$18.5	16.4%	$17.2	13.0%
Gross profit on product sales (2)	(0.5)	(27.1)	0.5	15.2

Total gross profit (2)	18.0	15.7	17.6	13.0

Selling, general and administrative expenses	11.4	9.9	12.7	9.4
Amortization of intangible assets	1.3	1.1	1.4	1.0

Operating income	5.4	4.7	3.6	2.6
Interest expense, net	(0.9)	(0.8)	(1.1)	(0.8)
Other income, net	0.1	0.1	0.4	0.3
Provision for income taxes	(1.9)	(1.7)	(1.2)	(0.9)
Cumulative benefit of accounting change	—	—	0.1	0.1

Net income	$2.6	2.3%	$1.7	1.2%

(1)	Totals may not add due to rounding.

(2)	These amounts represent a percentage of contract revenues, product sales and total revenues, respectively.
Revenues
     We reported total revenues of $58.0 million and $67.3 million in the second quarters of 2007 and 2006, respectively. The revenues for the second quarter of 2007 represent a decrease of $9.3 million, or 13.8%, from the same period in 2006. Our revenues for the six months ended June 30, 2007 and 2006 were $114.8 million and $135.5 million, respectively, representing a decrease of $20.7 million, or 15.3%, compared to the same six month period in 2006.
     Contract Revenues
     Contract revenues in our Systems and Services segment were earned from the following sectors (in millions):

	Three Months Ended June 30,
	2007		2006
	$ (1)	% (1)	$ (1)	% (1)
National defense and intelligence agencies	$45.2	79.3%	$53.5	81.4%
Federal civilian agencies	7.9	13.9	9.0	13.8
State and local government agencies	3.8	6.6	3.0	4.6
Other	0.1	0.2	0.2	0.3

Total contract revenue	$57.0	100.0%	$65.7	100.0%

	Six Months Ended June 30,
	2007		2006
	$ (1)	% (1)	$ (1)	% (1)
National defense and intelligence agencies	$89.9	79.6%	$108.5	81.8%
Federal civilian agencies	15.5	13.7	16.3	12.3
State and local government agencies	7.3	6.5	7.3	5.5
Other	0.3	0.3	0.4	0.3

Total contract revenue	$112.9	100.0%	$132.5	100.0%

(1)	Totals may not add due to rounding.

     National defense and intelligence agency revenues for the second quarter and first half of 2007 were lower than the comparable periods in 2006 primarily due from the transition into the new CAPS contract and the loss of the Air National Guard (“Guard”) contract in May 2006, partially offset by increased revenues from the Naval Air System Command AIRSpeed sub-contract awarded in March 2006. Approximately $11 million of the second quarter change and $20 million of the first half change resulted from the transition into the new CAPS contract and the loss of the Guard contract. Under the new CAPS contract structure, work performed by other contractor team members on these programs, which under the predecessor contract was passed through our revenue and cost of sales at a very low profit margin, is contracted directly between the Joint Venture and the subcontractor and no longer is included in our financial results.
     On July 2, 2007, we were notified that the U.S. Air Force contracting officer for the CAPS contract had made a determination that the Joint Venture would no longer be qualified to bid on certain types of contract task orders, due to the fact that HMRTech had graduated from the Small Business Administration (“SBA”) 8(a) program in April 2007. We believe strongly this position is an incorrect interpretation of SBA regulations, which govern eligibility for task orders under existing contracts following 8(a) graduation. The Joint Venture has protested this determination with the SBA and with the Government Accountability Office. An estimated $1.5 million of revenues in the fourth quarter of 2007 and approximately $17 million in revenues in 2008 would be affected by this determination. Though we believe there will be an acceptable resolution of this situation, we are actively developing alternate plans to retain our work, should this determination be upheld. As a result, the effect, if any, that an unfavorable outcome may have on our financial results is uncertain at this time.
     Revenues from federal civilian agencies decreased primarily due to the loss of the Internal Revenue Service contract for which task orders ended in May 2006, partially offset by added revenues in the first half of 2007 from the FDIC contract awarded in November 2006.
     Revenues from state and local government agencies increased during the second quarter of 2007 primarily due to higher revenues from our State of Colorado contract awarded in April 2006, partially offset by lower revenues from our contract with the State of Ohio, under which a significant portion of the development work has been completed.
     Revenues by contract type as a percentage of Systems and Services revenues were as follows (in millions):

	Three Months
	Ended	Three Months Ended		Six Months Ended
	March 31,	June 30,		June 30,
	2007 (1)	2007	2006	2007	2006
Time and materials	57%	56%	61%	56%	61%
Cost reimbursable	22	22	20	22	20
Fixed price, including service type contracts	21	22	19	22	19

	100%	100%	100%	100%	100%

Prime contract	57%	55%	69%	56%	68%
Sub-contract	43	45	31	44	32

	100%	100%	100%	100%	100%

(1)	Percentages for prime contract and sub-contact for the three months ended March 31, 2007 have been reclassified to conform to current period presentation.
     Product Sales
     Product sales for our Metrigraphics segment were $1.0 million and $1.6 million in the three months ended June 30, 2007 and 2006, respectively, and $1.8 million and $3.0 million, respectively, in the six months then ended. The decrease from the prior year periods was primarily due to a decrease in medical device sales.

     Funded Backlog
     Our funded backlog was $113.2 million at June 30, 2007, $92.9 million at December 31, 2006 and $128.9 million at June 30, 2006. We expect that substantially all of our backlog will generate revenue during the subsequent twelve month period. The funded backlog generally is subject to possible termination at the convenience of the contracting party. Contracts are generally funded on an annual basis or incrementally for shorter time periods. Due to current budgetary pressures, we have seen an increase in the application of incremental funding, thereby reducing backlog in proportion to revenue. A portion of our funded backlog is based on annual purchase contracts and subject to annual governmental approval or appropriations legislation and the amount of funded backlog as of any date can be affected by the timing of order receipts and deliveries.
Gross Profit
     Total gross profit was $9.4 million for the three months ended June 30, 2007, compared to $7.7 million in the same period in 2006, resulting in a gross margin of 16.1% and 11.4% for the second quarters of 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006, the total gross profit was $18.0 million and $17.6 million, respectively, resulting in a gross margin of 15.7% and 13.0%, respectively.
     Our gross profit on contract revenue was $9.6 million and $7.4 million for the three months ended June 30, 2007 and 2006, respectively, and $18.5 million and $17.2 million for the respective six months then ended. The increase in gross profit resulted in a gross margin of 16.8% and 11.2% in the three months ended June 30, 2007 and 2006, respectively, and 16.4% and 13.0% for the respective six months then ended. The increase in gross margin was primarily attributable to the reduction in low margin subcontractor revenues resulting from the transition to the new CAPS contract noted above. For both the three and six months ended June 30, 2007, lower severance cost and stock-based compensation also contributed to the increase in gross profit, compared to the same periods last year.
     Our gross profit (loss) on product sales was $(0.2) million and $0.3 million for the three months ended June 30, 2007 and 2006, respectively, and $(0.5) million and $0.5 million for the respective six months then ended. The decline in gross profit was primarily attributable to the decline in medical device sales.
Selling, general and administrative expenses
     Selling, general and administrative expenses were $5.8 million and $6.0 million in the three months ended June 30, 2007 and 2006, respectively, and $11.4 million and $12.7 million for the respective six months then ended. Selling, general and administrative expenses as a percent of total revenue in the three months ended June 30, 2007 and 2006 was 9.9% and 9.0%, respectively, and 9.9% and 9.4% for the respective six months then ended. Selling, general and administrative expenses were lower than the same periods in 2006 as a result of cost savings initiatives undertaken in the first half of 2006, which also included higher severance costs.
Amortization of intangible assets
     Amortization expense was $0.7 million in both the three months ended June 30, 2007 and 2006, and $1.3 million and $1.4 million for the respective six months then ended. Amortization expense primarily relates to intangible assets acquired in our 2004 acquisition of Impact Innovations Group LLC and is included in the Systems and Services segment. The remaining amortization expense for the current fiscal year will be approximately $1.3 million.
Interest expense, net
     We incurred interest expense of $0.5 million and $0.6 million in the three months ended June 30, 2007 and 2006, respectively, and $0.9 million and $1.1 million for the respective six months then ended. The decrease in interest expense compared to the same periods in 2006 was primarily due to a lower outstanding debt balance during the first half of 2007, partially offset by a higher average interest rate during the first half of 2007 compared to the same period in 2006.

Other income (expense), net
     We recorded net other income of $0.1 million and $0.4 million in the first half of 2007 and 2006, respectively. The amount in 2006 included $0.2 million of realized gains resulting from the sale of Lucent Technologies, Inc. (“Lucent”) shares during that period. Other income includes recognition of our portion of income or loss related to our investments in HMRTech and the Joint Venture. We recorded income related to these equity investments of $0.1 million in the first half of both 2007 and 2006.
Income tax provision
     We recorded income tax provisions of $1.1 million, or 41.4% of pre-tax income, and $0.2 million, or 53.2% of pre-tax income, in the three months ended June 30, 2007 and 2006, respectively. The income tax provision for the six months ended June 30, 2007 and 2006 was $1.9 million, or 41.8% of pre-tax income, and $1.2 million, or 43.7% of pre-tax income, respectively, compared to 40.6% for the year ended December 31, 2006. The 2006 year-end tax rate reflects favorable state income tax audits and tax credits and adjustments of tax accruals and reserves.
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
     At June 30, 2007 and December 31, 2006, we had cash and cash equivalents aggregating $0.3 million and $7.9 million, respectively. The decrease in cash and cash equivalents is the result of $5.8 million, $1.1 million and $0.7 million of net cash used in operating, financing and investing activities, respectively.
     Operating activities
     Net cash used in operating activities totaled $5.8 million in the first half of 2007, compared to cash provided of $1.3 million in the first half of 2006. The cash used in the first half of 2007 was primarily attributable to an increase in account receivables and a decrease in accounts payable, offset by a decrease in unbilled expenditures. The cash provided in the first half of 2006 was primarily attributable to cash provided by unbilled expenditures, partially offset by cash used for accounts payable, accounts receivable and other prepaid and accrued expenses.
     Total accounts receivable and unbilled expenditures combined were $67.6 million and $64.3 million at June 30, 2007 and December 31, 2006, respectively. Accounts receivable increased $6.2 million while unbilled expenditures decreased $ 2.1 million in the first half of 2007. During the second quarter of 2007 accounts receivable decreased $5.4 million. Total accounts receivable (including unbilled expenditures) days sales outstanding, or DSO, was 105 days at June 30, 2007, 121 days at March 31, 2007 and 96 days at December 31, 2006.
     At June 30, 2007, our receivables and unbilled expenditure balance for our contract with the State of Ohio totaled $10.8 million, or 14 days, compared to $9.4 million, or 11 days, at December 31, 2006. Under the current terms of the contract, this amount is anticipated to be invoiced and collected in accordance with completion of contract milestones.
     The increase in accounts receivable during the first half of 2007 was primarily due to a $3.0 million receivable from the State of Ohio contract and a slowdown in cash collections on U.S. government receivables. We consider the increase to be temporary with no increased risk of collection.
     Our net deferred tax liability was $6.5 million at June 30, 2007 compared to $8.4 million at December 31, 2006. The decrease in deferred taxes was principally due to deferred taxes on unbilled receivables which declined from $9.2 million at December 31, 2006 to $7.9 million at June 30, 2007. We paid $2.9 million in income taxes in the first half of 2007 and currently anticipate additional income tax payments of $3.5 million in the remaining half of 2007. The Internal Revenue Service (“IRS”) continues to challenge the deferral of income for tax purposes related to our unbilled receivables including the applicability of a Letter Ruling issued by the IRS to us in January 1976 which granted to us deferred tax treatment of our unbilled receivables. This issue has been elevated to the IRS National Office for determination. While the outcome of the audit of the 2004 income tax return is not expected to be known for several months and remains uncertain, we may incur interest expense, our deferred tax liabilities may be reduced and income tax payments may be increased substantially in future periods.
     Share-based compensation expense was $0.8 million in the first half of 2007, compared to $1.0 million in the same period in 2006. During the first quarter of 2006, we recorded a pre-tax cumulative benefit of accounting change of $0.1 million related to the adoption of SFAS 123R for estimating forfeitures for restricted stock awards that were unvested as of January 1, 2006. We anticipate share-based compensation expense will remain at a comparable level through the remaining of 2007.
     Non-cash amortization expense of our acquired intangible assets was $1.3 million in the first half of 2007, compared to $1.4 million in the same period in 2006. We anticipate that non-cash expense for the amortization of intangible assets will remain at a comparable level through the remaining half of 2007.
Investing activities
     Net cash used in investing activities was $0.7 million and $1.3 million in the first half of 2007 and 2006, respectively. The net cash used in the first half of 2007 was primarily comprised of capital expenditures aggregating $0.7 million. The net cash used in the first half of 2006 was primarily comprised of capital expenditures aggregating $1.6 million, partially offset by $0.2 million of proceeds from the sale of Lucent shares. We expect capital expenditures to be approximately $2 million in 2007.
     We believe that selective acquisitions of businesses are an important component of our growth strategy. We may acquire, from time to time, businesses that are aligned with our core capabilities and which complement our customer base. We will continue to consider acquisition opportunities that align with our strategic objectives, along with the possibility of utilizing our credit facility as a source of financing.
Financing activities
     Net cash used in financing activities was $1.1 million and $0.7 million in the first half of 2007 and 2006, respectively. The amount of cash used in the first half of 2007 represents net repayments under our revolving credit agreement of $2.0 million, partially offset by $0.8 million of proceeds from the issuance of common stock through the exercises of stock options and employee stock purchase plan transactions. The amount in the first half of 2006 represents $4.2 million of net borrowings under our then existing revolving credit agreement and $1.1 million of proceeds from the issuance of common stock through the exercises of stock options and employee stock purchase plan transactions, partially offset by $6.2 million of principal payments of our then existing acquisition term loan.
     The average daily borrowing on our Revolver for the first half of 2007 was $10.7 million at a weighted average interest rate of 7.55%, compared to an average daily borrowing of $7.7 million at a weighted average interest rate of 7.66% under our then existing revolver in the first half of 2006. Also, at June 30, 2006 our average daily outstanding balance under our then existing acquisition term loan was $20.9 million at a weighted average interest rate of 6.68%. At June 30, 2007, the outstanding balance of the Revolver was $13.0 million with a weighted average interest rate of 6.96%.
RECENT ACCOUNTING PRONOUNCEMENTS
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”, (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for our fiscal year beginning January 1, 2008. We are currently evaluating whether we will elect the option provided for in SFAS 159, and whether the adoption will have an impact of on our financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for our fiscal year beginning January 1, 2008, with early adoption permitted. We are currently evaluating whether the adoption of SFAS 157 will have a material impact on our financial statements.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are subject to interest rate risk associated with our Revolver, where interest payments are tied to either the LIBOR or the prime rate. At any time, a sharp rise in interest rates could have an adverse effect on net interest expense as reported in our Condensed Consolidated Statements of Operations. A hypothetical and instantaneous increase of one full percentage point in the interest rate on our Revolver would increase annual interest expense by approximately $0.1 million.
     We presently have no investments in debt securities and, accordingly, no exposure to market interest rates on investments. We have no significant exposure to foreign currency fluctuations. Foreign sales, which are nominal, are primarily denominated in United States dollars.
Item 4. CONTROLS AND PROCEDURES
     The Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) evaluated, together with other members of senior management, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2007; and, based on this review, the Company’s CEO and CFO concluded that, as of June 30, 2007, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by it in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
     During the quarter ended March 31, 2007, the Company enhanced its reconciliation controls to address a significant deficiency in its accounting for income taxes, which resulted in the identification of an overstatement of the Company’s deferred tax liabilities. As described in Note 1 to the financial statements, the Company restated its financial statements as of December 31, 2006 and 2005 to correct for this overstatement. There has been no other change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarterly period ended June 30, 2007 that has materially effected, or is reasonably likely to materially effect, the Company’s internal control over financial reporting.

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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table sets forth all purchases made by us or on our behalf by any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the second quarter of 2007.

				Approximate
			Total Number	Dollar Value
			of Shares	of Shares that
			Purchased as	May Yet Be
			Part of	Purchased
	Total Number	Average Price	Publicly	Under the
	of Shares	Paid Per	Announced	Programs
Period	Purchased	Share	Programs	(in millions)
April 1, 2007 to April 30, 2007	792	$11.20	—	$—
May 1, 2007 to May 31, 2007	130	$13.05	—	—
June 1, 2007 to June 30, 2007	548	$13.06	—	—

Total	1,470	$12.06	—	$—

     During the second quarter of 2007, we repurchased 1,470 shares that were not part of a publicly announced share repurchase program, representing shares repurchased to cover payroll withholding taxes in connection with the vesting of restricted stock awards.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The Company’s Annual Meeting of Shareholders was held on May 24, 2007. Proxies representing 7,858,205 shares were received. The total shares outstanding as of the March 30, 2007 Record Date were 9,380,687. The following proposal was adopted by the votes specified below:
The number of votes to elect three Class II directors for a term of three years expiring at the 2010 Annual Meeting of Stockholders was as follows:

	Number of Shares	Number of
	Voted	Shares
	For	Withheld
Class II Directors:
Dr. Francis J. Aguilar	7,652,589	205,616
Mr. John S. Anderegg, Jr.	7,710,021	148,184
Mr. Nickolas Stavropoulos	7,730,647	127,558
Continuing Class I directors and Class III directors with terms expiring at the 2009 Annual Meeting of Stockholders and 2008 Annual Meeting of Stockholders, respectively, were as follows:

Class I Directors:
Lieutenant General Charles P. McCausland (U.S.A.F., retired)
General George T. Babbitt, Jr. (U.S.A.F., retired)
Class III Directors:
Mr. Kenneth F. Kames
Mr. James P. Regan
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

DYNAMICS RESEARCH CORPORATION (Registrant)

Date: August 9, 2007	/s/ David Keleher
David Keleher
Senior Vice President, Chief Financial Officer and Treasurer

/s/ Francis Murphy
Francis Murphy
Vice President, Corporate Controller and Chief Accounting Officer