Form 10-Q
period 2007-09-30
DYNAMICS RESEARCH CORP
filed 2007-11-07
CIK 30822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission file number 000-02479

DYNAMICS RESEARCH CORPORATION
(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-2211809
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

60 FRONTAGE ROAD, ANDOVER, MASSACHUSETTS 01810-5498
(Address of principal executive offices) (Zip Code)

978-289-1500
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

As of October 31, 2007, there were 9,504,859 shares of the registrant’s common stock outstanding.

DYNAMICS RESEARCH CORPORATION
FORM 10-Q
For the Quarterly Period Ended September 30, 2007

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006 (unaudited)	3
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006 (unaudited)	4
Condensed Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the three months ended September 30, 2007 and 2006 (unaudited)	5
Condensed Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the nine months ended September 30, 2007 and 2006 (unaudited)	6
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006 (unaudited)	7
Notes to Condensed Consolidated Financial Statements (unaudited)	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	24
Item 4. Controls and Procedures	24

Part II. Other Information
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 6. Exhibits	25

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands, except share data)

	September 30,	December 31,
	2007	2006
		(restated)
		(See Note 1)
Assets
Current assets
Cash and cash equivalents	$1,323	$7,887
Accounts receivable, net of allowances of $804 at September 30, 2007 and $793 at December 31, 2006	34,676	27,072
Unbilled expenditures and fees on contracts in process	31,496	36,174
Prepaid expenses and other current assets	3,543	2,933
Total current assets	71,038	74,066
Noncurrent assets
Property and equipment, net	10,400	11,509
Goodwill	63,055	63,055
Intangible assets, net	3,720	5,671
Deferred tax asset	1,680	1,507
Other noncurrent assets	3,963	4,044
Total noncurrent assets	82,818	85,786
Total assets	$153,856	$159,852
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$13,060	$18,195
Accrued compensation and employee benefits	14,727	14,473
Deferred taxes	6,748	9,864
Other accrued expenses	4,959	5,201
Total current liabilities	39,494	47,733
Long-term liabilities
Long-term debt	11,748	15,000
Other long-term liabilities	11,634	12,805
Total long-term liabilities	23,382	27,805
Total liabilities	62,876	75,538
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.10 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.10 par value; 30,000,000 shares authorized; 9,487,758 and 9,314,962 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	949	931
Capital in excess of par value	49,736	47,644
Accumulated other comprehensive loss	(9,206)	(9,206)
Retained earnings	49,501	44,945
Total stockholders' equity	90,980	84,314
Total liabilities and stockholders' equity	$153,856	$159,852

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Contract revenue	$57,180	$61,547	$170,122	$194,026
Product sales	1,148	1,614	2,996	4,626
Total revenue	58,328	63,161	173,118	198,652

Cost of contract revenue	47,808	53,756	142,201	169,054
Cost of product sales	1,212	1,217	3,560	3,771
Selling, general and administrative expenses	5,262	5,559	16,623	18,228
Amortization of intangible assets	650	702	1,951	2,107
Total operating costs and expenses	54,932	61,234	164,335	193,160

Operating income	3,396	1,927	8,783	5,492
Interest expense, net	(373)	(558)	(1,302)	(1,693)
Other income	323	78	397	429
Income before provision for income taxes	3,346	1,447	7,878	4,228
Provision for income taxes	1,427	526	3,322	1,741
Income before cumulative effect of accounting change	1,919	921	4,556	2,487
Cumulative benefit of accounting change, net of tax of $62	-	-	-	84
Net income	$1,919	$921	$4,556	$2,571

Earnings per common share
Basic
Income before cumulative effect of accounting change	$0.21	$0.10	$0.49	$0.27
Cumulative effect of accounting change	-	-	-	0.01
Net income	$0.21	$0.10	$0.49	$0.28

Diluted
Income before cumulative effect of accounting change	$0.20	$0.10	$0.47	$0.26
Cumulative effect of accounting change	-	-	-	0.01
Net income	$0.20	$0.10	$0.47	$0.27

Weighted average shares outstanding
Basic	9,354,332	9,133,552	9,326,367	9,079,601
Diluted	9,702,910	9,395,360	9,644,760	9,424,170

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(unaudited)
(in thousands)

				Accumulated
			Capital in	Other
	Common Stock		Excess of	Comprehensive	Retained
	Shares	Par Value	Par Value	Loss	Earnings	Total
Balance June 30, 2007 (unaudited)	9,464	$946	$49,066	$(9,206)	$47,582	$88,388
Comprehensive income:
Net income	-	-	-	-	1,919	1,919
Comprehensive income	-	-	-	-	-	1,919
Issuance of common stock through stock options exercised and employee stock purchase plan transactions	22	2	228	-	-	230
Issuance of restricted stock	6	1	(1)	-	-	-
Forfeiture of restricted stock	(4)	-	-	-	-	-
Release of restricted stock	-	-	-	-	-	-
Share-based compensation expense	-	-	434	-	-	434
Tax benefit from stock options exercised and employee stock purchase plan transactions	-	-	9	-	-	9
Balance September 30, 2007 (unaudited)	9,488	$949	$49,736	$(9,206)	$49,501	$90,980

				Accumulated
			Capital in	Other
	Common Stock		Excess of	Comprehensive	Retained
	Shares	Par Value	Par Value	Loss	Earnings	Total
Balance June 30, 2006 (unaudited)	9,252	$925	$45,855	$(10,768)	$41,974	$77,986
Impact of restatement - Note 1	-	-	-	-	549	549
Balance June 30, 2006 (unaudited)	9,252	925	45,855	(10,768)	42,523	78,535
Comprehensive income:
Net income	-	-	-	-	921	921
Comprehensive income	-	-	-	-	-	921
Issuance of common stock through stock options exercised and employee stock purchase plan transactions	40	4	431	-	-	435
Issuance of restricted stock	-	-	-	-	-	-
Forfeiture of restricted stock	(5)	-	-	-	-	-
Release of restricted stock	(1)	-	(6)	-	-	(6)
Share-based compensation expense	-	-	600	-	-	600
Tax benefit from stock options exercised and employee stock purchase plan transactions	-	-	2	-	-	2
Balance September 30, 2006 (unaudited)	9,286	$929	$46,882	$(10,768)	$43,444	$80,487

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(unaudited)
(in thousands)

					Accumulated
			Capital in		Other
	Common Stock		Excess of	Unearned	Comprehensive	Retained
	Shares	Par Value	Par Value	Compensation	Loss	Earnings	Total
Balance December 31, 2006 (audited)	9,315	$931	$47,644	$-	$(9,206)	$44,396	$83,765
Impact of restatement - Note 1	-	-	-	-	-	549	549
Balance December 31, 2006 (unaudited)	9,315	931	47,644	-	(9,206)	44,945	84,314
Comprehensive income:
Net income	-	-	-	-	-	4,556	4,556
Comprehensive income	-	-	-	-	-	-	4,556
Issuance of common stock through stock options exercised and employee stock purchase plan transactions	116	12	982	-	-	-	994
Issuance of restricted stock	90	9	(9)	-	-	-	-
Forfeiture of restricted stock	(14)	(1)	1	-	-	-	-
Release of restricted stock	(19)	(2)	(191)	-	-	-	(193)
Share-based compensation expense	-	-	1,237	-	-	-	1,237
Tax benefit from stock options exercised and employee stock purchase plan transactions	-	-	72	-	-	-	72
Balance September 30, 2007 (unaudited)	9,488	$949	$49,736	$-	$(9,206)	$49,501	$90,980

					Accumulated
			Capital in		Other
	Common Stock		Excess of	Unearned	Comprehensive	Retained
	Shares	Par Value	Par Value	Compensation	Loss	Earnings	Total
Balance December 31, 2005 (audited)	9,097	$910	$45,571	$(1,850)	$(10,768)	$40,324	$74,187
Impact of restatement - Note 1	-	-	-	-	-	549	549
Balance December 31, 2005 (unaudited)	9,097	910	45,571	(1,850)	(10,768)	40,873	74,736
Comprehensive income:
Net income	-	-	-	-	-	2,571	2,571
Comprehensive income	-	-	-	-	-	-	2,571
Issuance of common stock through stock options exercised and employee stock purchase plan transactions	154	15	1,559	-	-	-	1,574
Issuance of restricted stock	70	7	(7)	-	-	-	-
Forfeiture of restricted stock	(21)	(2)	2	-	-	-	-
Release of restricted stock	(14)	(1)	(183)	-	-	-	(184)
Share-based compensation expense	-	-	1,632	-	-	-	1,632
Tax benefit from stock options exercised and employee stock purchase plan transactions	-	-	158	-	-	-	158
Reversal of unearned compensation upon adoption of SFAS No. 123(R)	-	-	(1,850)	1,850	-	-	-
Balance September 30, 2006 (unaudited)	9,286	$929	$46,882	$-	$(10,768)	$43,444	$80,487

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$4,556	$2,571
Adjustments to reconcile net cash provided by (used in) operating activities:
Depreciation	2,294	2,425
Amortization of intangible assets	1,951	2,107
Share-based compensation, including cumulative effect of accounting change	1,237	1,632
Non-cash interest expense	110	166
Amortization of deferred gain on sale of building	(507)	(507)
Investment income from equity interest	(380)	(169)
Tax benefit from stock options exercised and employee stock purchase plan transactions	(72)	(158)
Deferred income taxes	(3,289)	(6,866)
Gain on sale of investments and long-lived assets, net	-	(193)
Change in operating assets and liabilities:
Accounts receivable, net	(7,604)	(2,478)
Unbilled expenditures and fees on contracts in process	4,995	19,888
Prepaid expenses and other current assets	(610)	(825)
Accounts payable	(5,135)	(5,400)
Accrued compensation and employee benefits	254	(3,667)
Other accrued expenses	(363)	(2,677)
Other long-term liabilities	(664)	(2,477)
Net cash provided by (used in) operating activities	(3,227)	3,372
Cash flows from investing activities:
Additions to property, plant and equipment	(1,185)	(2,063)
Proceeds from sale of investments and long-lived assets	4	214
Dividends from equity investment	174	155
Increase in other assets	(144)	(44)
Net cash used in investing activities	(1,151)	(1,738)
Cash flow from financing activities:
Borrowings under revolving credit agreement	158,825	129,142
Repayments under revolving credit agreement	(162,077)	(107,450)
Principal payments under loan agreements	-	(25,412)
Proceeds from the exercise of stock options and employee stock purchase plan transactions	994	1,574
Tax benefit from stock options exercised and employee stock purchase plan transactions	72	158
Payments of deferred financing costs	-	(82)
Net cash used in financing activities	(2,186)	(2,070)
Net decrease in cash and cash equivalents	(6,564)	(436)
Cash and cash equivalents, beginning of period	7,887	1,020
Cash and cash equivalents, end of period	$1,323	$584

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

	As of December 31, 2006
	Previously Reported	As Restated
Changes to Consolidated Balance Sheet:
Deferred income taxes	$11,698	$9,864
Other accrued expenses	$3,916	$5,201
Total current liabilities	$48,282	$47,733
Total liabilities	$76,087	$75,538
Retained earnings	$44,396	$44,945
Total stockholders' equity	$83,765	$84,314

In the opinion of management, all material adjustments that are of a normal and recurring nature necessary for a fair presentation of the results for the periods presented have been reflected. All material intercompany transactions and balances have been eliminated in consolidation. The results for the three and nine months ended September 30, 2007 may not be indicative of the results that may be expected for the year ending December 31, 2007. The accompanying financial information should be read in conjunction with the consolidated financial statements and notes contained in the Company’s Form 10-K, filed with the United States Securities and Exchange Commission (“SEC”) for the year ended December 31, 2006.  The Company has reclassified certain prior period amounts to conform with the current period presentation.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for the Company’s fiscal year beginning January 1, 2008. The Company is currently evaluating whether it will elect the option provided for in SFAS 159, and whether the adoption will have an impact on its financial statements.

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

NOTE 3. STOCKHOLDERS’ EQUITY

Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Unvested restricted shares are excluded from the basic earnings per share calculation but are included in the diluted earnings per share calculation using the treasury stock method.  Diluted earnings per share are determined by using the weighted average number of common and dilutive common equivalent shares outstanding during the period.

Due to their anti-dilutive effect, approximately 76,500 and 95,000 options to purchase common stock were excluded from the calculation of diluted earnings per share for the three months ended September 30, 2007 and 2006, respectively.  Approximately 81,500 and 83,500 options to purchase common stock were excluded from the calculation of diluted earnings per share for the nine months ended September 30, 2007 and 2006, respectively. These options could become dilutive in future periods.

The following table illustrates the reconciliation of the weighted average shares outstanding:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Weighted average shares outstanding - Basic	9,354,332	9,133,552	9,326,367	9,079,601
Diluted effect of stock options and restricted stock grants	348,578	261,808	318,393	344,569
Weighted average shares outstanding - Diluted	9,702,910	9,395,360	9,644,760	9,424,170

      Comprehensive Income

Comprehensive income for the three and nine months ended September 30, 2007 of $1,919 and $4,556, respectively, and for the three months ended September 30, 2006 of $921, consisted solely of net income.  Comprehensive income for the nine months ended September 30, 2006 consisted of net income of $2,571 and an unrealized holding gain with an offsetting reclassification adjustment for the sale of an investment.  During the first quarter of 2006, the Company recorded an unrealized holding gain of $122, net of tax benefit of $89, for the release of Lucent Technologies, Inc. (“Lucent”) shares to the Company.  The Company subsequently sold all of the Lucent shares and realized a gain of $122, net of tax expense of $89.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share amounts)

NOTE 4. SHARE-BASED COMPENSATION

Total share-based compensation recorded in the Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Cost of products and services	$166	$297	$446	$897
Selling, general and administrative	268	303	791	881
Cumulative effect of accounting change	-	-	-	(146)
Total share-based compensation expense	$434	$600	$1,237	$1,632

A summary of share-based payment award activity was as follows:
	Stock Options		Restricted Stock
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Fair Value
Outstanding at June 30, 2007	1,031,082	$8.37	223,297	$11.61
Granted	-	$-	5,900	$12.12
Exercised/Vested	(9,470)	$8.80	(3,333)	$15.89
Cancelled	(1,967)	$15.08	(3,934)	$13.51
Outstanding at September 30, 2007	1,019,645	$8.35	221,930	$11.53

Outstanding at December 31, 2006	1,140,679	$8.37	212,264	$12.86
Granted	-	$-	90,000	$11.46
Exercised/Vested	(68,350)	$7.37	(66,010)	$15.43
Cancelled	(52,684)	$10.11	(14,324)	$12.91
Outstanding at September 30, 2007	1,019,645	$8.35	221,930	$11.53

Outstanding at June 30, 2006	1,159,775	$8.47	232,971	$13.14
Granted	-	$-	-	$-
Exercised/Vested	(6,729)	$8.45	(4,526)	$15.88
Cancelled	(3,851)	$18.09	(4,997)	$15.18
Outstanding at September 30, 2006	1,149,195	$8.44	223,448	$13.04

Outstanding at December 31, 2005	1,239,393	$8.49	221,816	$13.60
Granted	-	$-	69,900	$14.30
Exercised/Vested	(50,297)	$6.97	(46,933)	$16.89
Cancelled	(39,901)	$12.46	(21,335)	$14.07
Outstanding at September 30, 2006	1,149,195	$8.44	223,448	$13.04

During 2005, the Company realigned its approach to share-based compensation by increasing the issuance of restricted stock awards and reducing the issuance of stock options.  As a result, no stock options were awarded during the three or nine months ended September 30, 2007 and 2006.  Also, during the fourth quarter of 2006, the Company’s Board of Directors approved an amendment to eliminate the “look-back” option and to reduce the stock purchase discount from 15% to 5% under the Employee Stock Purchase Plan (“ESPP”) effective November 1, 2006.  Under SFAS 123R, this amendment results in the Company accounting for shares purchased in connection with the ESPP after the effective date as non-compensatory.  The fair value of purchases made under the ESPP during the three and nine months ended September 30, 2006 were estimated using the Black-Scholes option pricing model as of the date of purchase.  The following weighted average assumptions were used for the three and nine months ended September 30, 2006:  risk-free rate of 4.99% and 4.77%, respectively; dividend yield of zero for both periods; volatility of 21.37% and 27.14%, respectively; and expected life of three months for both periods.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share amounts)

NOTE 5. SUPPLEMENTAL BALANCE SHEET INFORMATION

The composition of selected balance sheet accounts is as follows:

	September 30,	December 31,
	2007	2006
Property and equipment, net:
Production equipment	$11,972	$11,942
Software	11,741	11,283
Furniture and other equipment	9,074	8,792
Leasehold improvements	2,495	2,137
Property and equipment	35,282	34,154
Less accumulated depreciation	(24,882)	(22,645)
Property and equipment, net	$10,400	$11,509

Other noncurrent assets:
Deferred compensation plan investments	$1,760	$1,627
Equity investments	989	787
Unbilled expenditures and fees on contracts in process	721	1,038
Other	493	592
Other noncurrent assets	$3,963	$4,044

Accrued compensation and employee benefits:
Accrued payroll and payroll taxes	$6,432	$5,956
Accrued vacation	4,812	4,343
Accrued pension liability	-	2,000
Other	3,483	2,174
Accrued compensation and employee benefits	$14,727	$14,473

Other accrued expenses:
Accrued income taxes	$1,337	$946
Amount outstanding under letter of credit	976	1,016
Deferred gain on sale of building	676	676
Other	1,970	2,563
Other accrued expenses	$4,959	$5,201

Other long-term liabilities:
Deferred gain on sale of building	$4,902	$5,407
Accrued pension liability	3,370	1,933
Deferred compensation plan liability	1,760	1,627
Long-term contract obligations	-	2,700
Other	1,602	1,138
Other long-term liabilities	$11,634	$12,805

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

The Company’s identifiable intangible assets consisted of only customer relationships as of September 30, 2007 and December 31, 2006.  The carrying cost of customer relationships for both periods was $12,800, offset by accumulated amortization of $9,080 and $7,129 as of September 30, 2007 and December 31, 2006, respectively.  The Company recorded amortization expense for its identifiable intangible assets of $650 and $702 for the three months ended September 30, 2007 and 2006, respectively, and $1,951 and $2,107 for the nine months ended September 30, 2007 and 2006, respectively.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share amounts)

Amortization expense on the Company’s identifiable intangible assets for their remaining useful lives is as follows:

Remainder of 2007	$651
2008	$2,038
2009	$1,031

There were no changes in the carrying amount of goodwill for the nine months ended September 30, 2007. The carrying amount of goodwill of $63,055 at September 30, 2007 and December 31, 2006 was included in the Systems and Services segment.

NOTE 7. INCOME TAXES

For the nine months ended September 30, 2007 and 2006, the effective income tax rate was 42.2% and 41.2%, respectively, compared to 40.6% for the year ended December 31, 2006. The 2006 tax rates reflect favorable state income tax audits and tax credits and adjustments of tax accruals and reserves.

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

The Company files income tax returns in the U.S. federal jurisdiction and numerous state jurisdictions.  Federal tax returns for all years after 2003 are subject to future examination while tax returns for all years after 2002 are subject to future examination by state and local tax authorities.

NOTE 8. DEFINED BENEFIT PENSION PLAN

The components of net periodic benefit cost for the Company’s defined benefit pension plan are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Interest cost on projected benefit obligation	$1,006	$1,002	$3,018	$3,006
Expected return on plan assets	(1,464)	(1,262)	(4,391)	(3,786)
Recognized actuarial loss	270	440	810	1,320
Net periodic pension cost	$(188)	$180	$(563)	$540

On October 25, 2006, the Company’s Board of Directors approved amendments to the Company’s Defined Benefit Pension Plan (the “Pension Plan”) which removed the 3% annual benefit inflator for active participants in the Pension Plan and froze each participant's calculated pension benefit as of December 31, 2006.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share amounts)

The Company does not expect to make any additional pension payments during 2007 based on the current and projected funded status of the Pension Plan.

NOTE 9. FINANCING ARRANGEMENTS

The Company’s outstanding debt at September 30, 2007 and December 31, 2006 was $11,748 and $15,000, respectively, which consisted of net borrowings against the Company’s $50 million revolving credit facility (the “Revolver”).  The weighted average interest rate on $7,000 of the outstanding balance at September 30, 2007 was 6.90% based on LIBOR options elected during the third quarter of 2007.  The interest rate on the remaining $4,748 outstanding balance at September 30, 2007 was 7.75% based on a base rate option that was in effect on September 30, 2007. The interest rate on the outstanding balance at December 31, 2006 was 6.87% based on the 90-day LIBOR option elected on October 5, 2006.  Borrowings under the Revolver have been classified as a long-term liability.  The repayment of borrowings under the Revolver is contractually due on September 29, 2009; however, the Company may repay at any time prior to that date.  The Company was in compliance with its debt covenants at September 30, 2007.

NOTE 10. BUSINESS SEGMENT, MAJOR CUSTOMERS AND RELATED PARTY INFORMATION

Business Segment

Results of operations information for the Company’s two reportable business segments are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues from external customers
Systems and Services	$57,180	$61,547	$170,122	$194,026
Metrigraphics	1,148	1,614	2,996	4,626
	$58,328	$63,161	$173,118	$198,652
Gross profit (loss)
Systems and Services	$9,372	$7,791	$27,921	$24,972
Metrigraphics	(64)	397	(564)	855
	$9,308	$8,188	$27,357	$25,827
Operating income (loss)
Systems and Services	$3,722	$1,806	$10,060	$5,465
Metrigraphics	(326)	121	(1,277)	27
	$3,396	$1,927	$8,783	$5,492

Sales between segments represent less than 1% of total revenue and are accounted for at cost.

Major Customers

Revenues from Department of Defense (“DoD”) customers accounted for approximately 78% and 80% of total revenues in both the three and nine months ended September 30, 2007 and 2006, respectively.  Revenues earned from the U.S. Air Force Aeronautical Systems Center (“ASC”), a significant DoD customer, which includes revenue recognized by the Company as a subcontractor to HMRTech/HJ Ford SBA JV, LLC, were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
	Revenue	%	Revenue	%	Revenue	%	Revenue	%
U.S. Air Force ASC	$5,840	10%	$12,754	20%	$19,546	11%	$39,467	20%

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share amounts)

The outstanding accounts receivable balances of this customer were as follows:

	September 30,	December 31,
	2007	2006
U.S. Air Force ASC	$4,050	$2,159

The Company had no other customer in the three or nine months ended September 30, 2007 and 2006 that accounted for more than 10% of revenues.

Related Party

Through its wholly owned subsidiary, H.J. Ford Associates, Inc. (“HJ Ford”), the Company has a 40% interest in HMRTech, LLC (“HMRTech”) which is accounted for using the equity method.   Revenues from HMRTech included in contract revenues for the three months ended September 30, 2007 and 2006 were $97 and $90, respectively, and $287 and $311, respectively, for the nine months then ended. The amounts due from HMRTech included in accounts receivable at September 30, 2007 and December 31, 2006, were $60 and $50, respectively.  The Company’s portion of earnings in HMRTech recorded in other income for the nine months ended September 30, 2007 and 2006 was $380 and $226, respectively.

On September 28, 2007, the Company sold its 40% interest in HMRTech/HJ Ford SBA JV, LLC, (the “Joint Venture”) to the Joint Venture.  Management’s decision to sell its interest in the Joint Venture was based on the U.S Air Force’s determination that the Joint Venture would no longer be qualified to bid on further contract task orders, as HMRTech had graduated from the Small Business Administration (“SBA”) 8(a) program in April 2007.  The Joint Venture unsuccessfully protested this determination with the SBA and with the Government Accountability Office. As a result of the transaction, HMRTech is now the sole member of the Joint Venture.  The Joint Venture, which was formed by HMRTech and HJ Ford under the Small Business Administration Mentor-Protégé program, was accounted for using the equity method of accounting.  The Company received $4 in proceeds from the transaction, representing the Company’s original investment in the Joint Venture.

Revenues recognized by the Company as a subcontractor to the Joint Venture for the three and nine months ended September 30, 2007 were $5,767 and $16,431, respectively.  Revenues recognized by the Company for both the three and nine months ended September 30, 2006 were $242.  Charges by the Company for administrative services to the Joint Venture under the terms of the Services Agreement for the three and nine months ended September 30, 2007 were $408 and $1,155, respectively.  A new Services Agreement was entered into effective October 1, 2007 under which the Company will charge HMRTech for administrative services at 2.8% of revenues derived from the Consolidated Acquisition of Professional Services (“CAPS”) contract.

The table below presents the various amounts included in the Company’s Consolidated Balance Sheet related to the above mentioned transactions with the Joint Venture:

	September 30,	December 31,
	2007	2006
Accounts receivable	$3,452	$870
Unbilled expenditures and fees on contracts in process	$1,849	$967
Prepaid expenses and other current assets	$1,369	$110

NOTE 11. COMMITMENTS AND CONTINGENCIES

During the third quarter of 2007, the Company implemented a plan to relocate its Washington, D.C. area headquarters from Vienna, Virginia to Reston, Virginia.  The transition to the Reston facility is expected to occur by the end of 2007.  The minimum rental payments under the Reston facility operating lease will be approximately $630 for the initial twelve month period and will increase by 5% annually until it ends in March 2011.  The Company entered into a subleasing agreement for its Vienna facility for the period beginning November 1, 2007

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share amounts)

until the end of the current lease obligation in May 2011.  The rental income to be received will be essentially the same as payments due under the lease obligation for the Vienna facility, which is approximately $1,300 per year.  These transactions had an immaterial effect on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2007.

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

On October 26, 2000, two former Company employees were indicted and charged with conspiracy to defraud the U.S. Air Force and wire fraud, among other charges, arising out of a scheme to defraud the U.S. out of approximately $10 million. Both men subsequently pled guilty to the principal charges against them. On October 9, 2003, the U.S. Attorney filed a civil complaint in the U.S. District Court for the District of Massachusetts against the Company based in substantial part upon the actions and omissions of the former employees that gave rise to the criminal cases against them. In the civil action, the U.S. Attorney is asserting claims against the Company, which are not additive, based on the False Claims Act, the Anti-Kickback Act, or breach of contract for which the government estimates damages at approximately $24 million, $20 million and $10 million, respectively.  The U.S. Attorney is also seeking recovery on certain common law claims, costs, equitable claims, and interest on breach of contract damages.  On February 14, 2007, the U.S. Attorney filed a motion for summary judgment as to liability and as to damages in this matter. The Company has filed an opposition to the government’s motion which includes substantive defenses.  The court, in the ordinary course, is expected to rule by the end of 2007.   The Company filed a motion, which was granted in part, to compel further discovery.  While there can be no assurance as to the ultimate disposition of this case, the Company considers it to be probable that the court may grant summary judgment as to the breach of contract liability claim and more likely than not, but not probable, that the court may grant summary judgment as to the False Claims Act  liability claim. For the claim in which management believes an unfavorable outcome is probable, the Company has recognized its estimated liability.  The Company believes, however, that it is unlikely the court would grant summary judgment as to the government’s claim of damages, in which circumstance the case would proceed to trial as to damages.  If, upon conclusion of summary judgment, liability claims are entered against the Company, the Company estimates that it would become liable for repayment of certain contract billings and penalties that together are expected to range from approximately $181 to $1,750, excluding the outcome as to damages.  Regarding the alleged actual damages, the Company believes that it has substantive defenses and intends to vigorously defend itself.  The Company presently has insufficient information to quantify potential actual damages, if any.    As a result, the ultimate outcome of the litigation as to damages remains indeterminate.  If an unfavorable determination is rendered, the outcome would have a material adverse effect on the Company’s business, financial position, results of operations and cash flows.

The Company has provided documents in response to a previously disclosed grand jury subpoena issued on October 15, 2002 by the U.S. District Court for the District of Massachusetts, directing the Company to produce specified documents dating back to 1996. The subpoena relates to an investigation, which focused on the period from 1996 to 1999, by the Antitrust Division of the Department of Justice in New York into the bidding and procurement activities involving the Company and several other defense contractors who have received similar subpoenas and may also be subjects of the investigation. On February 7, 2007, the Company learned that the Antitrust Division has communicated to the Department of Justice in Washington, D.C. the results of its investigation which have not been made available to the Company. The Company has cooperated in the investigation; however, it does not have a sufficient basis to predict the outcome of the investigation.  Should the

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share amounts)

Company be found to have violated the antitrust laws, the matter could have a material adverse effect on the Company’s business, financial position, results of operations and cash flows.

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

Operating income for the three months ended September 30, 2007 and 2006 was $3.4 million and $1.9 million, respectively, and $8.8 million and $5.5 million, respectively, for the nine months then ended.  The operating margin for the three months ended September 30, 2007 and 2006 was 5.8% and 3.1% of total revenue, respectively, and 5.1% and 2.8% of total revenue, respectively, for the nine months then ended.  The increase in operating margin was primarily due to a favorable increase in total gross margin reflecting a shift in our business into the new CAPS contract with the ASC and lower indirect costs which resulted from a variety of cost savings initiatives undertaken in 2006.

We have two reportable business segments: Systems and Services and Metrigraphics. The Systems and Services segment accounted for 98.3% of total revenue and the Metrigraphics segment accounted for 1.7% of total revenue for the nine months ended September 30, 2007.

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

The use of alternative estimates and assumptions and changes in business strategy or market conditions may significantly impact our assets or liabilities, and potentially result in a different impact to our results of operations.  Consistent with the prior year, we believe the following critical accounting policies affect the more significant judgments made and estimates used in the preparation of our consolidated financial statements:

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

RESULTS OF OPERATIONS

Operating results (in millions) expressed as a percentage of segment and total revenue are as follows:

	Three Months Ended September 30,
	2007		2006
	$ (1)	% (1)	$ (1)	% (1)
Contract revenue	$57.2	98.0%	$61.5	97.4%
Product sales	1.1	2.0	1.6	2.6
Total revenue	$58.3	100.0%	$63.2	100.0%

Gross profit on contract revenue (2)	$9.4	16.4%	$7.8	12.7%
Gross profit (loss) on product sales (2)	(0.1)	(5.6)%	0.4	24.6%
Total gross profit (2)	9.3	16.0%	8.2	13.0%

Selling, general and administrative expenses	5.3	9.0%	5.6	8.8%
Amortization of intangible assets	0.7	1.1%	0.7	1.1%
Operating income	3.4	5.8%	1.9	3.1%
Interest expense, net	(0.4)	(0.6)%	(0.6)	(0.9)%
Other income, net	0.3	0.6%	0.1	0.1%
Provision for income taxes (3)	1.4	42.6%	0.5	36.4%
Net income	$1.9	3.3%	$0.9	1.5%

	Nine Months Ended September 30,
	2007		2006
	$ (1)	% (1)	$ (1)	% (1)
Contract revenue	$170.1	98.3%	$194.0	97.7%
Product sales	3.0	1.7	4.6	2.3
Total revenue	$173.1	100.0%	$198.7	100.0%

Gross profit on contract revenue (2)	$27.9	16.4%	$25.0	12.9%
Gross profit (loss) on product sales (2)	(0.6)	(18.8)%	0.9	18.5%
Total gross profit (2)	27.4	15.8%	25.8	13.0%

Selling, general and administrative expenses	16.6	9.6%	18.2	9.2%
Amortization of intangible assets	2.0	1.1%	2.1	1.1%
Operating income	8.8	5.1%	5.5	2.8%
Interest expense, net	(1.3)	(0.8)%	(1.7)	(0.9)%
Other income, net	0.4	0.2%	0.4	0.2%
Provision for income taxes (3)	3.3	42.2%	1.7	41.2%
Cumulative benefit of accounting change	-	0.0%	0.1	0.0%
Net income	$4.6	2.6%	$2.6	1.3%

(1)	Totals may not add due to rounding.
(2)	These amounts represent a percentage of contract revenues, product sales and total revenues, respectively.
(3)	These amounts represent a percentage of income before provision for income taxes.

Revenues

We reported total revenues of $58.3 million and $63.2 million in the third quarters of 2007 and 2006, respectively. The revenues for the third quarter of 2007 represent a decrease of $4.9 million, or 7.7%, from the same period in 2006.  Our revenues for the nine months ended September 30, 2007 and 2006 were $173.1 million and $198.7 million, respectively, representing a decrease of $25.6 million, or 12.9%, compared to the same nine month period in 2006.

Contract Revenues

Contract revenues in our Systems and Services segment were earned from the following sectors (in millions):

	Three Months Ended September 30,
	2007		2006
	$ (1)	% (1)	$ (1)	% (1)
National defense and intelligence agencies	$45.5	79.6%	$50.6	82.2%
Federal civilian agencies	7.9	13.9	6.6	10.8
State and local government agencies	3.5	6.2	4.0	6.4
Other	0.2	0.4	0.4	0.6
Total contract revenue	$57.2	100.0%	$61.5	100.0%

	Nine Months Ended September 30,
	2007		2006
	$ (1)	% (1)	$ (1)	% (1)
National defense and intelligence agencies	$135.4	79.6%	$159.0	81.9%
Federal civilian agencies	23.4	13.8	23.0	11.8
State and local government agencies	10.8	6.4	11.2	5.8
Other	0.5	0.3	0.8	0.4
Total contract revenue	$170.1	100.0%	$194.0	100.0%

(1)	Totals may not add due to rounding.

National defense and intelligence agency revenues for the three and nine months ended September 30, 2007 were lower than the comparable periods in 2006 primarily due to the transition into the new CAPS contract in August 2006 and the loss of the Air National Guard (“Guard”) contract in May 2006, partially offset by increased revenues from the Naval Air System Command AIRSpeed sub-contract awarded in March 2006.  Approximately $7.1 million of the three month change and $27.6 million of the nine month change resulted from the transition into the new CAPS contract and the loss of the Guard contract. Under the new CAPS contract structure, work performed by other contractor team members on these programs, which under the predecessor contract was passed through our revenue and cost of sales at a very low profit margin, is contracted directly between the Joint Venture and the subcontractor and no longer is included in our financial results.

On July 2, 2007, the Joint Venture was notified that the U.S. Air Force contracting officer for the CAPS contract had made a determination that it would no longer be eligible to bid on further contract task orders, as HMRTech had graduated from the SBA 8(a) program in April 2007.  The Joint Venture unsuccessfully protested this determination with the SBA and with the Government Accountability Office.  We are actively developing and implementing alternate plans to retain our work.  We believe through the implementation of these plans we have successfully avoided any material adverse effect on 2007 financial results. Current contract task orders, which are subject to re-competition in 2008 and affected by this eligibility determination, have an annual revenue value of approximately $17 million.  Of this total we currently anticipate that we will not re-compete for approximately $3 million of this work.  Through our alternative plans we are seeking to avoid further risk of revenue reduction.  However, the outcome is uncertain at this time.

On September 28, 2007, we sold our 40% interest in the Joint Venture back to the Joint Venture.  We continue to be a subcontractor to the Joint Venture on existing contract task orders.

Revenues from federal civilian agencies increased primarily due to added revenues from the Federal Deposit Insurance Company contract awarded in November 2006, partially offset by the loss of the IRS contract for which task orders ended in May 2006.

Revenues from state and local government agencies decreased primarily due to lower revenues from our contract with the State of Ohio, under which a significant portion of the work has been completed, partially offset by higher revenues from our State of Colorado contract awarded in April 2006.

Revenues by contract type as a percentage of Systems and Services revenues were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Time and materials	59%	64%	57%	62%
Cost reimbursable	21	17	22	19
Fixed price, including service type contracts	20	19	21	19
	100%	100%	100%	100%

Prime contract	54%	67%	55%	68%
Sub-contract	46	33	45	32
	100%	100%	100%	100%

Product Sales

Product sales for our Metrigraphics segment were $1.1 million and $1.6 million in the three months ended September 30, 2007 and 2006, respectively, and $3.0 million and $4.6 million, respectively, in the nine months then ended.  The decrease from the prior year periods was primarily due to a decrease in medical device sales. In October 2007, Metrigraphics was approved to begin production shipments to a new medical device customer.  We anticipate shipments in the fourth quarter of 2007 will contribute to sequentially higher revenues.

Funded Backlog

Our funded backlog was $98.6 million at September 30, 2007, $92.9 million at December 31, 2006 and $97.9 million at September 30, 2006. We expect that substantially all of our backlog will generate revenue during the subsequent twelve month period.  The funded backlog generally is subject to possible termination at the convenience of the contracting party. Contracts are generally funded on an annual basis or incrementally for shorter time periods.  Due to current U.S. Government budgetary pressures, we have seen an increase in the application of incremental funding, reducing backlog in proportion to revenue. A portion of our funded backlog is based on annual purchase contracts and is subject to annual governmental approval or appropriations legislation.  The amount of funded backlog as of any date can be affected by the timing of order receipts and deliveries.

Gross Profit

Total gross profit was $9.3 million for the three months ended September 30, 2007, compared to $8.2 million in the same period in 2006, resulting in a gross margin of 16.0% and 13.0% for the third quarters of 2007 and 2006, respectively.  For the nine months ended September 30, 2007 and 2006, the total gross profit was $27.4 million and $25.8 million, respectively, resulting in a gross margin of 15.8% and 13.0%, respectively.

Our gross profit on contract revenue was $9.4 million and $7.8 million for the three months ended September 30, 2007 and 2006, respectively, and $27.9 million and $25.0 million for the respective nine months then ended. The increase in gross profit resulted in a gross margin of 16.4% and 12.7% in the three months ended September 30, 2007 and 2006, respectively, and 16.4% and 12.9% for the respective nine months then ended. The increase in gross margin was primarily attributable to the reduction in low margin subcontractor revenues resulting from the transition to the new CAPS contract noted above.  For both the three and nine months ended September 30, 2007, a reduction of costs related to administrative services funded by the Joint Venture and lower severance cost and stock-based compensation also contributed to the increase in gross profit, compared to the same periods last year.

Our gross profit (loss) on product sales was $(0.1) million and $0.4 million for the three months ended September 30, 2007 and 2006, respectively, and $(0.6) million and $0.9 million for the respective nine months then ended.  The decline in gross profit was primarily attributable to the decline in medical device sales.

Selling, general and administrative expenses

Selling, general and administrative expenses were $5.3 million and $5.6 million in the three months ended September 30, 2007 and 2006, respectively, and $16.6 million and $18.2 million for the respective nine months then ended. Selling, general and administrative expenses as a percent of total revenue in the three months ended September 30, 2007 and 2006 was 9.0% and 8.8%, respectively, and 9.6% and 9.2% for the respective nine months then ended. Selling, general and administrative expenses were lower than the same periods in 2006 as a result of cost savings initiatives undertaken in the first half of 2006, which also included higher severance costs. For both the three and nine months ended September 30, 2007, a reduction of costs related to administrative services funded by the Joint Venture also contributed to the decrease in selling, general and administrative expenses, compared to the same periods last year.

Amortization of intangible assets

Amortization expense was $0.7 million in both the three months ended September 30, 2007 and 2006, and $2.0 million and $2.1 million for the respective nine months then ended.  Amortization expense primarily relates to intangible assets acquired in our 2004 acquisition of Impact Innovations Group LLC and is included in the Systems and Services segment. The remaining amortization expense for the current fiscal year will be approximately $0.7 million.

Interest expense, net

We incurred interest expense of $0.4 million and $0.6 million in the three months ended September 30, 2007 and 2006, respectively, and $1.3 million and $1.7 million for the respective nine months then ended. The decrease in interest expense compared to the same periods in 2006 was primarily due to a lower outstanding debt balance during the first nine months of 2007, partially offset by a higher average interest rate during the first nine months of 2007 compared to the same period in 2006.

Other income (expense), net

We recorded net other income of $0.4 million in both the nine months ended September 30, 2007 and 2006. The amount in 2006 included $0.2 million of realized gains resulting from the sale of Lucent Technologies, Inc. (“Lucent”) shares during that period.   Other income includes recognition of our portion of earnings in HMRTech, and in the Joint Venture through September 28, 2007.  Our earnings related to these equity investments were $0.4 million and $0.2 million in the first nine months of 2007 and 2006, respectively.

Income tax provision

We recorded income tax provisions of $1.4 million, or 42.6% of pre-tax income, and $0.5 million, or 36.4% of pre-tax income, in the three months ended September 30, 2007 and 2006, respectively.  The income tax provision for the nine months ended September 30, 2007 and 2006 was $3.3 million, or 42.2% of pre-tax income, and $1.7 million, or 41.2% of pre-tax income, respectively, compared to 40.6% for the year ended December 31, 2006. The 2006 third quarter and year-end tax rate reflects favorable state income tax audits and tax credits and adjustments of tax accruals and reserves.

LIQUIDITY AND CAPITAL RESOURCES

The following discussion analyzes liquidity and capital resources by operating, investing and financing activities as presented in our Condensed Consolidated Statements of Cash Flows. Our principal sources of liquidity are cash flows from operations and borrowings from our Revolver. At September 30, 2007, the borrowing capacity available under our Revolver was $37.2 million.

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

At September 30, 2007 and December 31, 2006, we had cash and cash equivalents aggregating $1.3 million and $7.9 million, respectively. The decrease in cash and cash equivalents is the result of $3.2 million, $1.2 million and $2.2 million of net cash used in operating, financing and investing activities, respectively.

Operating activities

Net cash used in operating activities totaled $3.2 million in the first nine months of 2007, compared to cash provided of $3.4 million in the first nine months of 2006. The cash used in 2007 was primarily attributable to an increase in accounts receivable and a decrease in accounts payable, offset by a decrease in unbilled expenditures.  The cash provided in 2006 was primarily attributable to the collection of total receivables (including unbilled expenditures); partially offset by a reduction in accounts payable and accrued expenses and a contribution of $5.2 million during the third quarter to fund the pension plan.

Total accounts receivable and unbilled expenditures combined were $66.9 million and $64.3 million at September 30, 2007 and December 31, 2006, respectively. In the first nine months of 2007 accounts receivable increased $7.6 million while unbilled expenditures decreased $5.0 million. Total accounts receivable (including unbilled expenditures) days sales outstanding, or DSO, was 103 days at September 30, 2007, 105 days at June 30, 2007 and 96 days at December 31, 2006.

At September 30, 2007, our receivables and unbilled expenditure balance for our contract with the State of Ohio totaled $9.5 million, or 11 days, relatively unchanged from December 31, 2006. Under the current terms of the contract, this amount is anticipated to be invoiced and collected in accordance with completion of contract milestones.

The increase in accounts receivable during the first nine months of 2007 was primarily due to a $3.2 million receivable from the State of Ohio contract and a slowdown in cash collections on U.S. government receivables.  We consider the increase to be temporary with no increased risk of collection.

Our net deferred tax liability was $5.1 million at September 30, 2007 compared to $8.4 million at December 31, 2006.  The decrease in deferred taxes was principally due to deferred taxes on unbilled receivables which declined to $7.5 million at September 30, 2007 from $9.2 million at December 31, 2006.  We paid $4.6 million in income taxes in the first nine months of 2007 and currently anticipate additional income tax payments of $1.9 million in the last quarter of 2007.  The IRS continues to challenge the deferral of income for tax purposes related to our unbilled receivables including the applicability of a Letter Ruling issued by the IRS to us in January 1976 which granted to us deferred tax treatment of our unbilled receivables.  This issue has been elevated to the IRS National Office for determination.  While the outcome of the audit of the 2004 income tax return is not expected to be known for several months and remains uncertain, we may incur interest expense, our deferred tax liabilities may be reduced and income tax payments may be increased substantially in future periods.

Share-based compensation expense was $1.2 million in the first nine months of 2007, compared to $1.6 million in the same period in 2006. During the first quarter of 2006, we recorded a pre-tax cumulative benefit of accounting change of $0.1 million related to the adoption of SFAS 123R for estimating forfeitures for restricted stock awards that were unvested as of January 1, 2006.  We anticipate share-based compensation expense will remain at a comparable level through the remainder of 2007.

Non-cash amortization expense of our acquired intangible assets was $2.0 million in the first nine months of 2007, compared to $2.1 million in the same period in 2006. We anticipate that non-cash expense for the amortization of intangible assets will remain at a comparable level through the remaining half of 2007.

Investing activities

Net cash used in investing activities was $1.2 million and $1.7 million in the first nine months of 2007 and 2006, respectively. The net cash used in 2007 was primarily comprised of capital expenditures aggregating $1.2 million. The net cash used in 2006 was primarily comprised of capital expenditures aggregating $2.1 million, partially offset by $0.2 million of proceeds from the sale of Lucent shares. We expect capital expenditures to be approximately $2 million in 2007.

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

Financing activities

Net cash used in financing activities was $2.2 million and $2.1 million in the first nine months of 2007 and 2006, respectively. The amount of cash used in 2007 represents net repayments under our revolving credit agreement of $3.3 million, partially offset by $1.0 million of proceeds from the issuance of common stock through the exercises of stock options and employee stock purchase plan transactions.  The amount of cash used in 2006 represents principal payments under the then existing acquisition loan of $25.4 million, partially offset by $21.7 million of net borrowings under our then existing revolving credit agreement and $1.6 million of proceeds from the issuance of common stock through the exercises of stock options and employee stock purchase plan transactions.

The average daily borrowing on our Revolver for the first nine months of 2007 was $19.1 million at a weighted average interest rate of 7.45%, compared to an average daily borrowing of $7.3 million at a weighted average interest rate of 7.86% under our then existing revolver in the first nine months of 2006.  Also, at September 30, 2006 our average daily outstanding balance under our then existing acquisition term loan was $19.7 million at a weighted average interest rate of 6.87%.  At September 30, 2007, the outstanding balance of the Revolver was $11.7 million with a weighted average interest rate of 7.24%.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115”, (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for our fiscal year beginning January 1, 2008. We are currently evaluating whether we will elect the option provided for in SFAS 159, and whether the adoption will have an impact of on our financial statements.

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

Item 4. CONTROLS AND PROCEDURES

The Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) evaluated, together with other members of senior management, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2007; and, based on this review, the Company’s CEO and CFO concluded that, as of September 30, 2007, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by it in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2007, the Company enhanced its reconciliation controls to address a significant deficiency in its accounting for income taxes, which resulted in the identification of an overstatement of the Company’s deferred tax liabilities. As described in Note 1 to the financial statements, the Company restated its financial statements as of December 31, 2006 and 2005 to correct for this overstatement. There has been no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarterly period ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

As a defense contractor, we are subject to many levels of audit and review from various government agencies, including the Defense Contract Audit Agency, various inspectors general, the Defense Criminal Investigation Service, the Government Accountability Office, the Department of Justice and Congressional Committees. Both related to and unrelated to our defense industry involvement, we are, from time to time, involved in audits, lawsuits, claims, administrative proceedings and investigations. We accrue for liabilities associated with these activities when it becomes probable that future expenditures will be made and such expenditures can be reasonably estimated. We are a party to or have property subject to litigation and other proceedings referenced in Note 11 of the Notes to Condensed Consolidated Financial Statements (Unaudited) included in this Form 10-Q and in Note 13 of our Form 10-K for the year ended December 31, 2006. Our evaluation of the likelihood of expenditures related to these matters is subject to change in future periods, depending on then current events and circumstances, which could have a material adverse effect on our business, financial position, results of operations and cash flows.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no purchases made by us or on our behalf by any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during any month in the third quarter of 2007.

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

DYNAMICS RESEARCH CORPORATION
(Registrant)

Date: November 7, 2007	/s/ David Keleher
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)