Form 10-K
DYNAMICS RESEARCH CORP
filed 2008-03-17
CIK 30822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-02479
DYNAMICS RESEARCH CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Massachusetts	04-2211809
(State or other Jurisdiction of incorporation or organization)	(I.R.S. EmployerIdentification No.)

60 Frontage Road, Andover, Massachusetts (Address of Principal Executive Offices)	01810-5498 (Zip Code)

Registrant’s telephone number, including area code
(978) 289-1500

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.10 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.      Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):     Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐          No ☑

The aggregate market value of the registrant’s common stock, $0.10 par value, held by nonaffiliates of the registrant as of June 29, 2007, was $93,239,179 based on the reported last sale price per share of $13.03 on that date on the Nasdaq Stock Market. As of February 29, 2008, 9,516,977 shares of the registrant’s common stock, $0.10 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement involving the election of directors, which is expected to be filed within 120 days after the end of the registrant’s fiscal year, are incorporated by reference in Part III of this Report.

DYNAMICS RESEARCH CORPORATION
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2007

FORWARD-LOOKING STATEMENTS

Some of the statements under “Business”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere in this Annual Report on Form 10-K (“Form 10-K”) contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, regarding future events and the future results of Dynamics Research Corporation (“DRC”) that are based on current expectations, estimates, forecasts, and projections about the industries in which DRC operates and the beliefs and assumptions of the management of DRC.  Words such as “anticipates”, “believes”, “estimates”, “expects”, “intends”, “plans”, “projects”, “may”, “will”, “should”, and other similar expressions are intended to identify such forward-looking statements.  These forward-looking statements are predictions of future events or trends and are not statements of historical matters.  These statements are based on current expectations and beliefs of DRC and involve a number of risks, uncertainties, and assumptions that are difficult to predict.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document or in the case of the statements incorporated by reference.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the Form 10-K under the section entitled “Risk Factors”.  Except to the extent required by applicable law or regulation, DRC undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

PART I

ITEM 1.  BUSINESS

OVERVIEW

Dynamics Research Corporation, headquartered in Andover, Massachusetts, is a leading, innovative provider of solutions and services to federal, state and local governments.  We have approximately 1,400 employees located throughout the United States (“U.S”). DRC operates as a parent corporation and through its wholly owned subsidiaries, H.J. Ford Associates, Inc. (“HJ Ford”) and DRC International Corporation. Unless the context otherwise requires, references in this Form 10-K to “DRC”, “we”, “us” or “our” refer to Dynamics Research Corporation and its subsidiaries.

We have two reportable business segments: Systems and Services, and Metrigraphics. The Systems and Services segment accounted for approximately 98% of total revenue and the Metrigraphics segment accounted for approximately 2% of total revenue in 2007.

Systems and Services

We are a provider of mission-critical technology management services and solutions for government programs. Our position as a leading mid-size company allows us to bring to bear the personnel, technology resources and industry standard practices of a large company with the responsiveness of a small company. Rather than force a pre-packaged solution, we listen to our customers, and develop a tailored solution based on proven industry practices and lessons learned in hundreds of successful engagements.  We offer forward-thinking solutions backed by a history of excellence and customer satisfaction.  We provide high quality, cost effective services to help meet customer’s evolving mission needs.

We provide support to our customers in the primary mission areas of Information Technology (“IT”), Logistics and Readiness, Systems Integration and Technical Services, C4ISR (Command, Control, Computers, Communications, Intelligence, Surveillance and Reconnaissance), Homeland Security, Health and Human Services, and Intelligence/Space. Military customers include all Department of Defense (“DoD”) branches, as well as, department level branches. Our federal customers include the Federal Deposit Insurance Corporation (“FDIC”), Department of Treasury, and Department of Homeland Security (U.S. Coast Guard, Citizenship and Immigration Services and Customs and Border Protection). We also provide solutions to state health and human service organizations.

We offer seven business solutions to our customers, often combining two or more solutions’ products and/or services to achieve customer goals as further explained below.

Business Transformation Solutions

We provide a comprehensive set of services and tools for rapidly transforming organizations and significantly improving organizational performance. Our services in this area include applying proven, repeatable processes, such as lean six sigma, to the entire life cycle of business transformation and aligning improvements with overall organizational objectives and strategies.  We provide web-based collaborative decision making tools and facilities that enable participants in different locations to quickly and cost effectively participate in the transformation process.  We utilize process simulation tools and methods to conduct “what-if” analyses and predict the impact of changes on performance.  We have an established track record in providing our Business Transformation customers with high returns on their investment and/or positive impacts on performance. Because we have no pre-selected solution or proprietary software packages to sell, we tailor our processes and tools to meet each customer’s unique needs. Descriptions of sample engagements follow.

Our work with the Naval Air System Command (“NAVAIR”) involves providing assistance in implementing AIRSpeed, its approved Naval aviation maintenance/logistics integration and modernization system to share best business practices throughout the Naval aviation enterprise.  AIRSpeed focuses on the total aviation solution within all levels of supply and maintenance.  As a subcontractor to the Avraham Y. Goldratt Institute, we provide lean six sigma training and technical support services for NAVAIR maintenance facilities around the world.

The FDIC is striving to continually improve the overall operating efficiency and effectiveness of its IT resources. Through FDIC’s Business Analysis and Management Support Services, FDIC expects to identify opportunities for improved efficiency and effectiveness of their IT resources.  We are providing advisory services and assistance in developing project requirements, managing current IT projects, planning future projects, preparing business case analyses, and the use of the Rational Unified Process, FDIC's standard development methodology.

EVENTSHARE is an enterprise-level system and software engineering process improvement program within the National Security Agency (“NSA”). We provide system engineering and process engineering services in a five-year effort to drive the organization to a

Capability Maturity Model Integration (“CMMI”)-based engineering organization, ensuring the establishment of an enterprise-wide system and software engineering process architecture to support successful and timely deployment of mission systems.  Through this program, we provide the NSA with some of industry’s most qualified process engineers with experience in the areas of CMM, CMMI and the IT Infrastructure Library (“ITIL®”).

Through the U.S. Navy’s MANTECH and Lean-Pathways Programs, we have been assisting suppliers of Navy weapons platforms with transformational initiatives and training in the application of lean manufacturing techniques in meeting quality, lead time, inventory and delivery goals.

IT Infrastructure Services

We provide a comprehensive set of services to support the design, installation, operation, management, and continuous improvement of IT infrastructures.  Our processes consist of industry standard practices combined with DRC’s unique processes.  Our approach is based on  ITIL®, which is the leading standard of practice for IT infrastructure development and service management.  Whether a simple daily operations checklist, integration of security in high security environments, or a deployment procedure for a new 500-user network site, we use proven-repeatable processes, which ensure quality control and successful performance.  We deploy experienced, domestically located network professionals and ensure that they are trained on our customers’ processes, technology, environment and objectives. We have experience in providing IT services for up to 20,000 users.  Descriptions of sample engagements follow.

We designed and built a network for the State of Colorado's Department of Human Services (“DHS”) which connects 7,000 state and county workers at 130 sites with the State’s child welfare benefits management system. To ensure availability and operability, we installed and operate remote control access to all microcomputers. We provide level two and above help desk services, remote patch and service pack upgrades, maintain virus signatures, and a network management system that continuously monitors and reports on network availability and stability. The network was designed to accommodate the addition of new applications, including remote/web file access, web-based email, thin client access to all core applications, Secure Sockets Layer security, heterogeneous directory integration, and portal services. The upgrades increased security, provided additional services, and saved the State enough operating dollars to pay for the entire upgrade in 18 months.

The U.S. National Archives and Records Administration (“NARA”) maintains more than 2.5 million cubic feet of paper documents and an extensive library of film, video tape, audio tape, and museum items.  We provide IT project management and technical expertise to the NARA, supporting the agency's headquarters in Washington, DC, as well as remote sites in 17 states. We administer IT networks and systems, provide network security services, conduct software development life cycle oversight, manage the NARA tape library, complying with stringent data retention guidelines, and develop and implement web-based applications for records management. We developed an automated system to which data from an old, at-risk, batch-mode system could be migrated. This DRC-designed and implemented master location register intranet solution enables 150 internal users to manage 4 million containers of archived material.  We also reorganized help desk operations, providing help desk institute-certified staff to centralize and manage daily operation of the NARA enterprise-wide help desk at 39 sites throughout the U.S.  Our seamless upgrade of servers, networks, and standard operating procedures has improved archivists' ability to access needed data. For example, we designed and instituted the process for migrating 31 sites to new servers, including Presidential libraries and record centers.

Training and Performance Support Solutions

Our training solutions are an integral part of a broader assessment of human performance within an organization or system.  Our methodology integrates industry best practices in human performance assessment of organizations, instructional systems development, and human systems integration of complex systems.  Our training encompasses individual training as well as team training. We are an industry leader in the development of team training applications for mission critical teams.  Our training solutions include training/task analysis, high performance team training, web-based training, and automated training management.  As part of our integrated methodology, we also identify, develop, and deliver a variety of additional human performance improvement solutions, including electronic performance support systems, job/task redesign user interface change, organizational redesign, and resource reallocation.  Descriptions of sample engagements follow.

We are utilizing our proven instructional system development processes to provide computer-based and web-based training for the pilots and crew members of the U.S. Department of Homeland Security Immigration and Customs Enforcement group. The training that we have developed has many advanced features including the emulation of equipment control panels and the replication of equipment display panels.  Our training allows pilots to quickly come up to speed on mission-specific equipment and learn common operating principles and standards. The training fully supports the train "anywhere, anytime" concept, making learning convenient and efficient for both pilots and instructors.

In response to a Joint Staff requirement for an automated system to manage its large military training exercises and operations that take place throughout the world, we developed the Joint Training Information Management System (“JTIMS”).  JTIMS provides the framework for implementing task-based training and can be used directly to support training readiness assessments.  This system received the Defense Modeling and Simulation Training Functional Area Award for the successful reengineering of JTIMS into web-based client/server architecture to support distributed military training management.

Army training needs require team or collective training programs for its major new network-centric system of Army combat vehicles—the Future Combat System (“FCS”). The FCS program is a family of systems that will provide the basis for transforming the Army's forces. It will be a networked, multifunctional, multi-mission, re-configurable system of systems designed to maximize joint interoperability, strategic transportability, and commonality of mission roles. We are developing training support packages for collective training of the FCS units, leader teams, and staff groups. We have developed a comprehensive method for conducting collective task analysis and are applying it to several FCS systems.  Our training incorporates proven team training and instructional development principles, employs mission-based task analysis techniques to ensure that the resultant training is mission-based and doctrinally correct, and is embedded within the FCS systems.  We use  object-oriented approaches and directly interface with FCS simulation systems.  The outstanding quality of our work on this program was recently recognized, as DRC received the 2007 Boeing Company Gold Supplier of the Year Award.

Business Intelligence Solutions

Our business intelligence solutions are designed to provide the actionable information needed to make critical decisions and continuously improve organizational performance. Employing rapid development techniques, we quickly produce results and iteratively arrive at business intelligence solutions that meet user needs.  With deep domain knowledge, we use data engineering tools to extract and integrate information from legacy data systems. Finally, we develop and apply modeling and simulation techniques. We are an industry leader in the development and application of modeling and simulation techniques that provide the analytical capability to make proactive business decisions. Our solutions integrate business transformation processes, user interface design, training, and system operations and maintenance; key activities needed for successful business system implementation and use.  Descriptions of sample engagements follow.

We designed, developed and implemented the Joint Event Scheduling System (“JESS”). JESS is a force management tool that provides automated event management, scheduling and deconfliction capabilities to the U.S. Joint Forces Command (“USJFCOM”).  JESS improves management of DoD force deployment for Joint operations, training exercises, experiments, demonstrations, and evaluations, as well as providing visibility into real-world events, global force presence, and transportation requirements.

The National Science Foundation (“NSF”) website advertises scientific research grant opportunities and awards, documents completed research, and educates the research community and general public about scientific advances taking place around the world.  We helped the NSF redesign their website's look, feel, and architecture, beginning by carefully considering the needs of NSF’s organizations. We created a dictionary of common terminology and developed a standardized design, provided web development, converted old applications and created a role-based administration web application. This system enables users with no knowledge of web development to post information; ensures error free and consistent layout via standardized templates; and features a review and approval process workflow that enforces policy and business rules.  The website can be updated in real time by end users using standard policies and processes and enhances the productivity of the entire NSF community.  This website won the 2006 Webby Award in the government category of web site design.  The Webby is the leading international award honoring excellence in web design, creativity, usability and functionality.

DepotSim is a web-based DRC business intelligence solution with a simulation model at its core that utilizes aircraft scheduling data and depot constraints such as facility capacities in order to project the future flow of aircraft through depots. Aircraft scheduling data can be automatically imported from existing depot scheduling systems or, alternatively, aircraft schedulers can utilize DepotSim to input aircraft schedules and produce elaborate schedules and reports. DepotSim simulates aircraft movement through the entire overhaul process using scheduled turnaround times for each process, actual/anticipated gains and delays, and projected facility shut downs. Aircraft movement is displayed graphically by day with particular emphasis on bottlenecks and delays. Additionally, Gantt charts of the schedule for each facility (hangar) can be created and displayed instantly.  This system gives management the ability to conduct realistic what-if analyses to determine the correct courses of action, and the ability to test the success of previous decisions. Specific implementations of DepotSim include the Simulation Modeling Analytical Support System (“SMASS”) for Fleet Readiness Center Southeast (formerly the National Aviation Depot Jacksonville). SMASS has recently been selected as a NAVAIR corporate tool applicable to all Fleet Readiness Centers. Aircraft schedulers at these centers utilize the full DepotSim scheduling capabilities of DepotSim to perform aircraft level scheduling.

Automated Case Management Solutions

Our Automated Case Management solutions are focused on state health and human services.  We have successfully developed and implemented these state-wide systems for the states of Ohio, Colorado and New Hampshire.  In early 2008, the State of Tennessee hired DRC to develop and deploy a similar system.  Our approach is based on the philosophy of developing a customized solution that leverages existing predefined and commercial-off-the-shelf products specifically tailored to meet our customers’ needs.  Our rapid requirements definition process quickly creates a set of baseline models and then our model driven architecture, coupled with our iterative development process, generates significant portions of the application.  We employ an integrated process that combines innovative technology approaches for software development with award-winning training and performance support solutions and powerful business transformation techniques. The end result is a customized case management solution that is both timely and affordable and embraced by users who were active participants in its development.

The system we have built and implemented for the State of Ohio supports workers with over 658,000 client cases in 73 counties. The requirements and effort needed to transition from the current environment to the integrated Statewide Automated Child Welfare Information System implementation was large.  By applying our proven business transformation methods and practices we delivered a solution that provided the State of Ohio with the benefits of custom development without the risks and longer timelines normally associated with large-scale development. Our methods ensured that county children’s services agencies across the State were actively involved with design and user acceptance testing, and system workflow directly mirrored Ohio's revised business processes.  The system effectively supports cases from intake to closure and is accessible to workers anywhere there is Internet access, allowing information sharing across county lines and helping local and state administrators make informed decisions about the services provided to families.

Acquisition Management Solutions

We provide Department of Defense System Program Offices (“SPO”) with a comprehensive set of services to support the acquisition and management of complex systems throughout their life cycle, offering expertise in all acquisition areas including acquisition program management, business, cost, and financial management, systems engineering, software engineering, production sustainment and readiness and acquisition logistics. Descriptions of sample engagements follow.

The C-17 System Program Office directs and executes development, production, deployment, sustainment, modification and test of the C-17 airlift aircraft. The $43 billion program employs 40,000 people and has 1,700 suppliers to provide the airlift capability critical to the U.S. national defense.  We provide specialized domain knowledge to the SPO in acquisition program management and logistics, configuration and data management, manufacturing, quality assurance and financial analysis. We update and maintain the C-17 integrated master plan and integrated master schedule. We also develop requirements related to readiness objectives and design and conduct specialized analyses on life cycle cost, logistics and resource requirements. We provide manufacturing and quality assurance expertise for program milestone reviews and supported the development, implementation and assessment of an advanced quality system at prime and subcontractors' facilities using SAE AS9100 series standards.

The challenges of providing logistics support for the F-22, a 28-year program, with 277 aircraft transitioning from engineering manufacturing design to production, are considerable. The F-22 is the U.S. Air Force's most advanced deep strike fighter. Dedicated high-quality acquisition management and logistics services are needed for the successful production and sustainment of this aircraft.  We provide the F-22 SPO with mission-critical acquisition management and logistics, systems engineering, and production/sustainment support.  These analyses involve quantifying requirements for maintenance manpower, support equipment, spares, and facilities; performing sensitivity and trade-off analyses, evaluating the impact of policy/program changes, assessing aircraft readiness, and estimating impacts on modification programs.

Engineering Services

We provide specialized engineering services to support the design, test, manufacturing, and integration of advanced components and complex systems, including reverse engineering, manufacturing engineering, automated test equipment design, production and correlation support, and integrated circuit device and circuit board modeling and simulation.

We perform reverse engineering services for DoD customers such as the USAF, USMC, Naval Surface Warfare Center in Crane, Indiana, and NAVAIR. We also support the Navy's submarine-launched strategic missile guidance system through the Navy Strategic Systems Program Office and the Charles Stark Draper Laboratory.  Our reverse engineering services include feasibility studies, repair/production fabrication efforts, and complete and partial reverse engineering.

We provide advanced engineering support in radio frequency and mixed signal modeling, simulation, circuit design, integrated circuit fabrication, and testing. We provide support in all these areas to a Navy Integrated Circuit Fabrication Facility (“ICFF”). Our team designs and develops models and processes for radio frequency, analog, mixed signal, and complementary metal-oxide semiconductor devices. We develop mathematical models of radio frequency transmitter sensitivity and power consumption. We also have designed, fabricated and tested split-lot experiments observing effects of variations in a set of controllable parameters on a performance metric for the technology, such as, reliability and radiation hardness. We operate ICFFs for radio frequency transmitter silicon integrated circuits manufacture. This included radio frequency transmitter analysis, design, fabrication and testing.

Our Versa Module Eurocard Global Positioning System (“VME-GPS”) Receiver has a flexible design, which allows the integration of any GPS receiver that complies with the NAVSTAR JPO performance specification for Standard Electronic Module

Type E (“SEM-E’) GPS receivers, Critical Item GPS Receiver Application Module-500. These VME GPS receiver products are powerful and versatile VME modules that provide robust GPS solutions used for navigation and for hot starting the embedded GPS receivers of precision guided munitions.

Metrigraphics

Our other business segment, the Metrigraphics Division, develops and produces components for original equipment manufacturers in the medical electronics, computer peripheral devices, telecommunications and other industries. Manufacturing core capabilities are focused on the custom design and manufacture of miniature electronics parts that are designed to meet ultra-high precision requirements through the use of electroforming, thin film deposition and photolithography technologies.

We believe that Metrigraphics’ superior ability to design and manufacture components and maintain critical tolerances is an important driver for a wide range of high-technology applications. We currently apply these technologies in four distinct applications: (i) inkjet printer cartridge nozzle plates and hard drive test devices; (ii) medical applications for micro-flex circuits; (iii) electrical test device for application in flexible interposers and 3-D microstructures; and (iv) devices used in the manufacture of fiber optic system components requiring precision alignment and 3-D microstructures.

Financial Data and Other Information

Financial data and other information about our operating segments can be found in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7, and in Note 11 of the “Notes to Consolidated Financial Statements” in Part II, Item 8 on this Form 10-K. Unless otherwise indicated, all financial information contained in this Form 10-K refers to continuing operations.

We maintain an Internet site at http://www.drc.com. Our Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and all amendments to these reports are available free of charge through our website by clicking on the “Investor Relations” page and selecting “SEC Filings”. The public may read and copy any materials we file with the Securities and Exchange Commission at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.  We do not intend that the information contained on our website be deemed a part of this Form 10-K or to be deemed filed with the SEC.

MARKETS

We are focused on providing higher end, high value solutions and services to government customers. We believe that our core capabilities are well aligned with the types of services for which the government has increasing demands; assistance with transforming the delivery of government services, systems which deliver a high level of business intelligence to its users, advanced military training architecture and systems, automation which provides a new level of quality, responsiveness and reliability in the delivery of citizen services and engineering services which enhance and leverage technology to help our customers efficiently achieve their mission.

According to INPUT, Inc., a leading research firm specializing in the market for government contractors, federal market demand for vendor-furnished information systems and services is estimated to increase at a compound annual growth rate of 5% over the next 5 years. The President of the U.S.’s proposed budget for fiscal 2008 reflects a 4% increase in expenditures for IT services.

The need for effective and efficient utilization of available funds is driving many DoD priorities.  Currently, the Department of Homeland Security is beginning to focus on key, agency-wide systems.  Congressional attention to civilian agency requirements has increased significantly in recent years and these agencies are now amply funded.

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

Our Metrigraphics Division represented approximately 2% of total revenue in 2007. The Metrigraphics Division serves the commercial original equipment manufacturers market. This market includes manufacturers of medical technology equipment and computer peripheral devices and telecommunications. The Metrigraphics Division sells principally to commercial customers and is not considered strategically important to our future.

MAJOR CUSTOMERS

Our 2007 contract revenue delineated by market sector was derived 79.7% from the national defense and intelligence sector, 13.9% from federal civilian agencies, 6.1% from state and local governments, and 0.3% from other commercial customers. We had one customer in the past three years that accounted for more than 10% of total revenues.  This customer, the U.S. Air Force Aeronautical Systems Center, along with other customers, is more fully described by sector below.

National Defense and Intelligence Sector

U.S. Air Force customers constituted the largest component of our national defense and intelligence revenue in 2007, representing 43.7% of contract revenue, while U.S. Navy revenue represented 18.6%, U.S. Army revenue represented 11.6% and revenue from other agencies represented 26.1% of contract revenue. Key capabilities that we offer to defense customers include business intelligence systems, business transformation services, acquisition management services, training and performance support systems and services, and IT infrastructure services. In addition, we develop, maintain and validate hardware and software for complex weapons systems. The work we perform for our major customers in this sector is described below.

U.S. Air Force Customers

U.S. Air Force Materiel Command, Aeronautical Systems Center

The Aeronautical Systems Center (“ASC”), headquartered at Wright-Patterson Air Force Base in Dayton, Ohio, is responsible for research, development, testing, evaluation and initial acquisition of aeronautical systems and related equipment for the Air Force. Major active programs supported include the C-17, F/A-22, B-2 Systems Group, as well as the Reconnaissance Sensors and Tanker Systems Modernization Programs.

Our Blanket Purchase Agreement contract with the ASC was subject to re-competition in 2006 as the Consolidated Acquisition of Professional Services (“CAPS”) contract.  CAPS is the primary contract vehicle for delivering multi-functional support including consulting, program management, logistics, engineering, financial management and business transformation services to a variety of ASC, U.S. Air Force Materiel Command, U.S. Air Force Research Laboratory customers and to other Wright-Patterson Air Force Base organizations.  In April 2006, HMRTech/HJ Ford SBA JV, LLC (the “Joint Venture”), a joint venture formed by HMRTech, LLC (“HMRTech”) (a company 40% owned by HJ Ford) and our HJ Ford subsidiary, was awarded a CAPS contract.

In July 2007, the Joint Venture was notified that the U.S. Air Force contracting officer for the CAPS contract had made a determination that it would no longer be eligible to bid on further contract task orders. In the period from July through December 2007, we were unable to effectively re-compete for and retain three task orders with annual revenue of approximately $8 million.

In January 2008, we purchased from THE CENTECH GROUP, Inc. a CAPS contract.  This purchase now enables us to respond to government solicitations under the CAPS contract, pending U.S. Air Force approval of the contract novation.

U.S. Air Force Electronic Systems Center

The mission of the U.S. Air Force Electronic Systems Center (“ESC”), headquartered at Hanscom Air Force Base in Bedford, Massachusetts, is to serve as the Center of Excellence for command and control and information systems to support the U.S. Air Force and the DoD. ESC provides full spectrum architectures, weapon systems management and technical cognizance throughout the life cycle of communications, intelligence, surveillance, reconnaissance and information systems.

We evaluate system requirements, provide technical services, support the integration of products into airborne and ground weapons systems, and provide management services supporting ESC systems program offices.

Our contract with the ESC, which provided approximately $19 million, $20 million and $30 million of revenue in 2007, 2006 and 2005, respectively, was subject to re-competition during 2007.  The services provided under our former contract were procured by the ESC under three new contract vehicles, the Specialized Cost Services (“SCS”) contract, the Professional Acquisition Support Services (“PASS”) contract and the Engineering Technical Administration Support Services (“ETASS”) contract.  We were awarded a subcontract by Quantech Services, Inc. to support the SCS contract and the PASS contract.

The PASS Indefinite Delivery-Indefinite Quantity (“ID/IQ”) contract is for five years with a ceiling value of $800 million.  Quantech was one of eight small businesses awarded the PASS contract in May 2007.  We will help provide a wide range of non technical acquisition support services, support of research, development and production activities at Hanscom Air Force Base and other geographically separated units throughout the country.

U.S. Air Force Depot Operations

In 2005, the Ogden Air Logistics Center, one of three U.S. Air Force Materiel Command Air Logistic Centers, awarded us an ID/IQ Design Engineering and Support Program II (“DESP II”) contract to provide the U.S. Air Force and other DoD agencies with design, engineering and technical support services. Task orders under the contract may be received through June 2010 and must be completed by June 2012. We are one of twenty prime contractors that received an award. The contract has a ceiling value of $1.9 billion. DESP II is specifically designed to support the engineering services requirements of the U.S. Air Force logistics and maintenance community, which has been a customer of ours for thirty years.

We perform logistics analyses and operations for the U.S. Air Force’s Air Logistics Centers at Tinker and Hill Air Force Bases in Midwest City, Oklahoma and Ogden, Utah, respectively. We also provide logistics support, IT management and analysis, system engineering and technical services on programs such as the B-1B, the B-2, the B-52, the KC-135 and the E-3A aircraft repair, maintenance and upgrade programs.  On DESP II task order awards to date, we have won task orders having a total contract value of $30 million and estimated annual revenue of approximately $13.6 million.  A majority of the current task orders are expected to be completed during 2008, however, a few task orders extend through 2012.

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

U.S. Air Force Development and Fielding System Group

The Weapon Systems Management Information System, a key decision-support tool for assessing the impact of maintenance, parts and repair status on weapons systems availability, is the responsibility of the U.S. Air Force Development and Fielding System Group (“DFSG”). We provide operations, maintenance and development support services to DFSG for this system.  In 2007, we also began work as a subcontractor to Computer Sciences Corporation developing the U.S. Air Force’s Global Combat Support System (“GCSS”).  GCSS is intended to provide access to high-level integrated information and enhance the ability of commanders to make timely, informed decisions.

U.S. Air Force Air Operation Center

In 2006, we were awarded a subcontract for up to 10 years to integrate, field and sustain the U.S. Air Force’s Air Operation Center (“AOC”) weapon system.  We are assisting Lockheed Martin in all phases of development from requirements determination through implementation on this critical C4ISR project.  The ID/IQ cost-plus-fixed-fee and cost-plus-award fee contract includes funding for operations, maintenance and sustainment.  The AOC Weapon System Integrator (“WSI”) program will integrate and standardize the systems and interfaces across the more than 20 U.S. Air Force AOC’s to a common hardware and software baseline.  This will facilitate moving to a network-centric environment in which incoming data can flow freely and be managed efficiently.  The WSI also will add machine-to-machine interfaces that will increase automation of tasks and provide faster access to incoming intelligence, surveillance and reconnaissance data.

U.S. Navy Customers

Naval Air System Command

In 2006, we were awarded a five-year ID/IQ contract by Avraham Goldratt Institute, the prime contractor, to support their Naval Air Systems Command Enterprise AIRSpeed program.  The contract provides for training in, and implementation of, theory of constraints and lean six sigma methodologies as applicable to the Naval Aviation Enterprise.

Navy Warfare Development Command

In August 2007, we were awarded one of four ID/IQ prime contracts with a ceiling value of $25 million to provide modeling and simulation support to the Navy Warfare Development Command.  We will apply the Missions and Means Framework to support the Navy Concept of Operation, doctrine development, experimentation, warfare analysis, the Navy Continuous Training Environment and sea trial coordination.

U.S. Navy Trident Missile Program

For more than forty years we have provided services to the U.S. Navy’s Strategic Systems Programs. We build specialized equipment that tests and validates the accuracy and operability of gyroscopes and other guidance equipment for Trident II submarine-launched ballistic missiles. We also develop and maintain performance, reliability and logistics databases and management systems for the inertial guidance instruments housed in the missile guidance systems.

U.S. Navy Central HIV Program

We provide network and database administration, system security and other IT services to support and maintain the U.S. Navy’s HIV Management System (“HMS”) under a $4.8 million contract. The HMS supports clinical and patient management at field, hospital and branch clinical locations worldwide and processes approximately 10,000 records each day.

Office of Naval Research

We provide engineering and IT services to the Office of Naval Research’s Navy Manufacturing Technology Program, known as MANTECH. This contract supports MANTECH, as well as a related program known as Lean Pathways and the Office of the Secretary of Defense’s own MANTECH initiative. MANTECH’s mission is to reduce costs for U.S. Navy weapons systems through the development of and transition to advanced manufacturing technology. We provide support in the annual strategic planning process, as well as project tracking and benefits analysis. For Lean Pathways, we provide a transformation process to eliminate waste and drive enterprise-wide improvements at small and medium-sized suppliers. It supports programs designed to improve value chain performance and weapon systems affordability.

U.S. Army Customers

U.S. Army Training

In 2006, we were awarded a new ID/IQ contract by the U.S. Army with a potential value of $22 million over five years to support the U.S. Army Training and Doctrine Command Analysis Center (“TRAC”) at Fort Leavenworth, Kansas with operation analysis, experimentation, war fighting scenarios, combat modeling and simulation, operational effectiveness analysis and planning and decision aids.  The contract includes one base year and four option years.  We assist TRAC in conducting major studies and analysis to support U.S. Army doctrine, organization, training, material, leadership, personnel and facilities issues associated with U.S. Army transformation.  We also help TRAC develop, manage, operate, and maintain the tools, scenarios, data and simulation needed to enable analysis.

In 2005, the U.S. Army Training, Doctrine and Combat Development Directorate at Fort Knox awarded us a new ID/IQ contract with a ceiling of $97 million to provide doctrine and training services. The Training, Doctrine and Combat Development Directorate awarded five prime contracts for these services. We provide training, doctrine, and combat development functions associated with modular and FCS equipped forces.

In 2003, we were selected, as part of the Boeing-SAIC Lead System Integrator team, under a seven-year blanket purchase order, to provide training software and documentation to support the U.S. Army’s FCS program. We are developing training support packages for this vital transformation program. Services provided include analysis of training requirements and design, media selection and production of training support products. The work is performed in Orlando, Florida, Leavenworth, Kansas and Andover, Massachusetts. Recognizing our proven capabilities for instructional system development, we were one of fifty Boeing providers out of 18,000 global providers to receive the Gold Boeing Performance Excellence Award.

U.S. Army Research Laboratory Lethality Analysis Directorate

In June 2007, we were awarded a five year blanket purchase agreement to provide analytical support to the U.S. Army Research Laboratory Lethality Analysis Directorate. Under the initial task order we will apply the Missions and Means Framework to analyze selected operational scenarios and develop task-based mission threads. The threads will be used to help determine mission impact of live fire events on components and systems within a system of systems. Our support team will also help model behaviors and decision-making processes for agent-based modeling tools used to support the analysis.

U.S. Army Aviation / Missile Command

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

Other Defense Agency Customers

U.S. Joint Forces Command

In January 2007, we were awarded a three-year ID/IQ contract by the U.S. Joint Forces Command to continue enhancement and support work on the Joint Event Scheduling System (“JESS”).  The new contract is for a base year plus two option years with a ceiling of $8.3 million.  The contract enables us to continue providing software enhancements to the web-based JESS application, life cycle maintenance, help desk support, documentation and training. The JESS application was developed to support the Command’s mission as the primary joint force provider for all conventional forces. JESS provides automated event management, force management, scheduling and deconfliction of joint events such as operations, exercises, experiments and service redline activities.

U.S. Transportation Command

In June 2007, we were awarded a 43-month contract valued at $13 million by the U.S. Transportation Command to provide logical and physical data modeling expertise, data engineering and management support services.

Missile Defense Agency

The Missile Defense Agency is chartered with developing the future space-based missile defense capabilities. We provide research on manufacturability and research services to this client, under multi-year contracts.

Joint Strike Fighter Program

In 2006, the Joint Strike Fighter Program (“JSF”) Office awarded us a five-year contract, with one base year and four option years, worth $10.5 million if all options are exercised. Our scope of work encompasses a variety of acquisition support services in the areas of autonomics logistics, strategic planning, business operations management and technical assessment and analysis.  We are assisting in the evaluation and development of acquisition and sustainment strategies, provide analytical support for government validation and verification of the autonomic logistics system and provide technical support for JSF models enhancement, business process improvement initiatives and recommendations for performance-based program metrics that capture operational and supportability requirements.

Office of Assistant Secretary of Defense for Health Affairs

We were recently awarded a ten-year ID/IQ contract by the Office of the Assistant Secretary of Defense for Health Affairs, which includes TRICARE Management Activity. The contract, called TRICARE Evaluation, Analysis, and Management Support, provides a vehicle for obtaining services in support of policy development, decision-making, management and administration, program and/or project management and administration. We anticipate in 2008 that our customer will begin to issue requests for proposals on task orders under this multiple award contract.

Department of Homeland Security and Federal Civilian Agencies

The U.S. Government Department of Homeland Security and other federal civilian agencies present an important growth market for us. Growth in spending in this sector is being driven by the threat of domestic terrorism, as well as the need for modernization.

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

Federal Deposit Insurance Corporation

In 2006, we were awarded a seven year contract to provide Business Analysis and Management Support Services (“BAMSS”).  The contract, initially valued at $29 million, has a total value of $31 million including follow-on task order awards.  The BAMSS charter is to ensure that all system development projects adhere to specific development, quality assurance, process improvement, and internal FDIC requirement guidelines.  Through the contract, we promote, monitor and manage those system development projects to create a more efficient and effective deployment program.

Department of Homeland Security

In 2006, we were awarded an ID/IQ contract by the Department of Homeland Security (“DHS”) to provide IT support services on the Enterprise Acquisition Gateway for Leading Edge Solutions (“EAGLE”) program.  Our award was for functional category 5 – Management Support Services.  This functional category provides the full range of business and technical management services that assist in the development, implementation, and continuous improvement of policies, procedures, guidelines, and directives. These services encompass all areas of IT policy and planning including:

•	enterprise architecture;
•	security;
•	training;
•	enterprise resource management;
•	business process reengineering;
•	IT transformation and strategy;
•	organizational change leadership, and
•	enterprise and program management office support (e.g. business case development and performance management).

Department of Homeland Security, Chief Information Officer

In October 2007, we were awarded an $11.4 million task order by the DHS to provide high-end Capital Planning and Investment Control (“CPIC”) and Earned Value Management System (“EVMS”) consulting to the Office of the Chief Information Officer under the EAGLE Program.  The task order has a two month base period and five one-year options. Under the terms of this task order, we are providing DHS with integrated technical, schedule and cost performance best practices, as well as providing a systematic approach to selecting, managing, and evaluating information technology investments. In addition, we will be providing training for the CPIC and EVMS disciplines, as well as for the OMB-300 process, and the capital asset plan and business case documentation that agencies must present to the Office of Management and Budget to win funding for their projects.

GSA Alliant Contract

In August 2007, we were awarded a General Services Administration (“GSA”) Alliant Government-Wide Acquisition Contract (“GWAC”).  Under the terms of the contract, we will offer a broad range of IT services and business solutions to the Department of Defense, civilian agencies, and the intelligence community.  We were one of 29 companies awarded an ID/IQ contract with a ceiling value of $50 billion for all companies in the aggregate to provide integrated information technology services and solutions, including infrastructure, applications and IT management.  The contract has a five-year base performance period and one five-year option period. Alliant will provide federal government agencies with access to a wide selection of streamlined, cost-effective management and information technology services and solutions. The contract will ensure that government agencies receive the most up-to-date technologies and services while complying with federal regulations.

National Science Foundation

The NSF has been a customer of ours since 1996. We provide web design and development services that visually convey information about the activities, programs, research results and policies of the NSF. We directly support NSF’s Office of Legislative and Public Affairs with image and multimedia permission graphic design support, artistic and technical consulting, image library management and web development.

National Archives and Records Administration

Since 2000, we have provided project management and technical expertise to the NARA. Initially as a prime contractor and currently as a primary subcontractor on a larger, fully integrated IT contract, we have developed and implemented web-based applications, administered IT networks and systems, provided network security services and conducted all of the software development life cycle activities. Our work includes support at headquarters and at NARA Presidential Libraries and Record Centers throughout the country.

U.S. Customs Service National Aviation Center

The U.S. Customs Service National Aviation Center in Oklahoma City, Oklahoma trains pilots and other flight personnel for aerial border surveillance. We create electronic training materials for use in classrooms, on standalone computers, over the agency’s local area network, and via a secure web site for remote learning.

State and Local Government Sector

We design, develop, implement, maintain and support automated case management systems, networks and systems for state health and human services agencies and local users of these statewide systems.  A description of our major customer engagements in this sector follows.

State of Ohio

In May 2004, we were awarded a $30 million contract by the State of Ohio to develop and implement a web-based Statewide Automated Child Welfare Information System. With change orders since the initial award, the period of performance for the contract has been extended from three to four and one-half years and the value of the contract has grown to over $46 million.  The system is currently in production and state-wide roll-out.

State of Tennessee

In February 2008, the State of Tennessee announced that we had been selected to develop and implement a fully automated web-based statewide child welfare system to manage child welfare cases from intake to closure.  Valued at $25.5 million, the project is expected to begin in the second quarter of 2008 with deployment scheduled to occur in early 2010.

State of Colorado

The State of Colorado has been a customer of ours since 1997.  In 2006, we were awarded a new five-year contract worth $22.5 million by Colorado’s DHS to continue providing infrastructure support and management of the statewide DHS County Infrastructure.  The new contract contains three one-year options with additional potential revenue of $16.4 million beyond the initial five-year contract.  The Colorado DHS County Infrastructure supports more than 7,000 county and state workers with web-based access to applications supporting child welfare, eligibility, child support and child care.  Infrastructure support services provided by us include operation and maintenance of enterprise wireless and land-based networks, servers and storage, disaster recovery, databases and related software distribution for the thousand of workers using the system.

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

We also have a central business development group, which is aligned with our operating units and is charged with identifying and winning significant new business opportunities. The business development group also maintains a proposal development and publication capability. The business development group operates with formal processes that monitor the pipeline of opportunities and align resources to new opportunities.

GOVERNMENT CONTRACTS

The federal procurement process has changed significantly in recent years. The traditional method of federal government procurement had been to conduct a lengthy competitive bidding process for each award. Today, blanket purchase agreements, agency sponsored multiple award schedules, ID/IQ task order contracts, GSA contracts and other GWAC vehicles are the predominant forms of contracting for IT and technical services. These vehicles have enabled contracting officers to accelerate the pace of awards. Concurrently, under current budgetary pressures, our customers have the flexibility to delay awards, reduce funding or fund work on an incremental basis.

Our U.S. Government contracts fall into one of three categories: (i) fixed-price, both completion and term (which operate similar to time-and-material), including service-type contracts, (ii) time-and-materials, and (iii) cost reimbursable. Under a fixed-price contract, the U.S. Government pays an agreed upon price for our services or products, and we bear the risk that increased or unexpected costs may reduce our profits or cause us to incur a loss. Conversely, to the extent we incur actual costs below anticipated costs on these contracts, we could realize greater profits. Under a time-and-materials contract, the U.S. Government pays us a fixed hourly rate, which is intended to cover salary costs and related indirect expenses, to include a profit margin. Under a cost-reimbursable contract, the U.S. Government reimburses us for our allowable direct expenses and allowable and allocable indirect costs and pays a negotiated fee.

Our state and local contracts are generally either fixed-price completion, including service-type contracts, or time-and-materials. In certain instances, these contracts are subject to annual state-legislative funding approval and to termination provisions.

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

BACKLOG

Our funded backlog was $116.5 million at December 31, 2007, $92.9 million at December 31, 2006 and $144.6 million at December 31, 2005. We expect that substantially all of our backlog at December 31, 2007 will generate revenue during the year ending December 31, 2008. The funded backlog generally is subject to possible termination at the convenience of the contracting party. Contracts are generally funded on an annual basis or incrementally for shorter time periods.  Due to current budgetary pressures, we have seen an increase in the application of incremental funding, thereby reducing backlog in proportion to revenue. A portion of our funded backlog is based on annual purchase contracts and subject to annual governmental approval or appropriations legislation and the amount of funded backlog as of any date can be affected by the timing of order receipts and deliveries.

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

In the precision manufacturing business, we compete with other manufacturers of electroform and suppliers of precision management discs, scales and reticles. The principal competitive factors affecting the precision manufacturing business are price, product quality and custom engineering to meet customers’ system requirements.

RAW MATERIALS

Raw materials and components are purchased from a large number of independent sources and are generally available in sufficient quantities to meet current requirements.

GOVERNMENT REGULATION

As a defense contractor, we are subject to many levels of audit and review, including by the Defense Contract Audit Agency, the Defense Contract Management Agency, the various inspectors general, the Defense Criminal Investigative Service, the GAO, the Department of Justice and Congressional Committees. These audits and reviews could result in the termination of contracts, the imposition of fines or penalties, the withholding of payments due to us or the prohibition from participating in certain U.S. Government contracts for a specified period of time. Any such action could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Governmental awards of contracts are subject to regulations and procedures that require formal bidding procedures and allow for protests by losing bidders. Such protests may result in significant delays in the commencement of expected contracts, the reversal of a previous award or the reopening of the competitive-bidding process, which could have a material adverse effect upon our business, financial condition, results of operations and cash flows.

The U.S. Government has the right to terminate contracts for convenience. If the U.S. Government terminated a contract, we would generally recover costs incurred up to termination, costs required to be incurred in connection with the termination and a portion of the fee earned commensurate with the work performed up to termination. However, significant adverse effects on our indirect cost pools may not be recoverable in connection with a termination for convenience. Contracts with state and other governmental entities are subject to the same or similar risks.

Compliance with federal, state and local provisions relating to the protection of the environment has not had and is not expected to have a material effect upon our capital expenditures, earnings or competitive position.

EMPLOYEES

As of December 31, 2007, we had approximately 1,400 employees. Approximately 76% of our employees hold federal government security clearances.  We require all employees to annually complete training on compliance subjects.  We consider our relationship with our employees to be satisfactory.

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

Our Revenue is Highly Concentrated on the DoD and Other Federal Agencies, and a Significant Portion of Our Revenue is Derived From a Few Customers. Decreases in Their Budgets, Changes in Program Priorities or Military Base Closures Could Adversely Affect Our Results.

During 2007 and 2006, approximately 92% and 91%, respectively, of our total revenue was derived from U.S. Government agencies. Within the DoD, certain individual programs account for a significant portion of our U.S. Government business. Our revenue from contracts with the DoD, either as a prime contractor or subcontractor, accounted for approximately 78% and 80% of our total revenue in 2007 and 2006, respectively. We cannot provide any assurance that any of these programs will continue as such or will continue at current levels or that military base closures or realignments will not affect such programs or our ability to re-staff such programs. Our revenue could be adversely affected by significant changes in defense spending priorities or declining U.S. defense budgets.

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

We Must Bear the Risk of Various Pricing Structures Associated With Government Contracts.

We historically have derived a substantial portion of our revenue from contracts and subcontracts with the U.S. Government. A significant portion of our federal and state government contracts are undertaken on a time and materials nature, with fixed hourly rates that are intended to cover salaries, benefits, other indirect costs of operating the business and profit. Our time and material contracts represented 56% and 60% of total revenue in 2007 and 2006, respectively.  The pricing of these contracts is based upon estimates of future costs and assumptions as to the aggregate volume of business that we will perform in a given business division or other relevant unit.

We undertake various government projects on a fixed-price basis. Our revenues earned under fixed price contracts have increased as a percentage of total revenues to approximately 21% in 2007 from approximately 19% in 2006. Under a fixed-price contract, the government pays an agreed upon price for our services or products, and we bear the risk that increased or unexpected costs may reduce our profits or cause us to incur a loss.

Significant cost overruns can occur if we fail to:

•	adequately estimate the resources required to complete a project;
•	properly determine the scope of an engagement; or
•	complete our contractual obligation in a manner consistent with the project plan.

For fixed price contracts, we must estimate the costs necessary to complete the defined statement of work and recognize revenue or losses in accordance with such estimates. Actual costs may vary materially from the estimates made from time to time, necessitating adjustments to reported revenue and net income. Underestimates of the costs associated with a project could adversely affect our overall profitability and could have a material adverse effect on our business, financial condition, results of operations and cash flows. While we endeavor to maintain and improve contract profitability, we cannot be certain that any of our existing or future fixed-price projects will be profitable.  We are nearing completion of a large multi-year fixed price engagement with the State of Ohio.  We have been selected as the awardee for a multi-year fixed price engagement with the State of Tennessee, which we anticipate beginning in 2008.

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

A significant portion of our federal and state government contracts are renewable on an annual basis, or are subject to the exercise of contractual options. Multi-year contracts often require funding actions by the U.S. Government, a state legislature or others on an annual or more frequent basis. As a result, our business could experience material adverse consequences should such funding actions or other approvals not be taken.

Recent federal regulations and renewed congressional interest in small business set aside contracts are likely to influence decisions pertaining to contracting methods for many of our customers. These regulations require more frequent review and certification of small business contractor status, so as to ensure that companies competing for contracts intended for small business are qualified as such at the time of the competition.

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

We Are Subject to a High Level of Government Regulations and Audits Under Our Government Contracts and Subcontracts.

As a defense contractor, we are subject to many levels of audit and review, including by the Defense Contract Audit Agency, Defense Contract Management Agency, various inspectors general, the Defense Criminal Investigative Service, the GAO, the Department of Justice and Congressional Committees. These audits and reviews could result in the termination of contracts, the imposition of fines or penalties, the withholding of payments due to us or the prohibition from participating in certain U.S. Government contracts for a specified period of time. Any such action could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Loss of Key Personnel Could Limit Our Growth.

We are dependent on our ability to attract and retain highly skilled technical personnel. Many of our technical personnel may have specific knowledge and experience related to various government customer operations and these individuals would be difficult to replace in a timely fashion. In addition, qualified technical personnel are in high demand worldwide and are likely to remain a limited resource. The loss of services of key personnel could impair our ability to perform required services under some of our contracts, to retain this business after the expiration of the existing contract, or to win new business in the event that we lost the services of individuals who have been identified in a given proposal as key personnel in the proposal. Any of these situations could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Security Breaches in Sensitive Government Systems Could Harm Our Business.

Many of the systems we develop, install and maintain involve managing and protecting information involved in intelligence, national security, and other sensitive or classified government functions. A security breach in one of these systems could cause serious harm to our business, damage our reputation, and prevent us from being eligible for further work on sensitive or classified systems for federal government clients. We could incur losses from a security breach that could exceed the policy limits under our errors and omissions and product liability insurance. Damage to our reputation or limitations on our eligibility for additional work resulting from a security breach in one of our systems could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We Currently Are Involved in Three Litigation Matters Which, If Not Resolved in Our Favor, Could Harm Our Business.

We are currently involved in three litigation matters which could have a material adverse effect on our business, financial position, results of operations and cash flow.  These litigation matters are more fully described in Note 12 of our “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K and are:

•
a civil complaint filed by the U.S. Attorney in the U.S. District Court for the District of Massachusetts on October 9, 2003.   The U.S. Attorney is asserting claims against the Company, which are not additive, based on the False Claims Act, the Anti-Kickback Act or breach of contract, for which the government estimates damages at approximately $24 million, $20 million and $10 million, respectively.  The U.S. Attorney is also seeking recovery on certain common law claims, costs, equitable claims, and interest on breach of contract damages;

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

Although our management has determined, and our independent registered public accounting firm has attested, that our internal controls over financial reporting were effective as of December 31, 2007, we cannot assure you whether or not we or our independent registered public accounting firm may identify a material weakness in our internal controls in the future. A material weakness in our internal controls over financial reporting would require management and our independent registered public accounting firm to evaluate our internal controls as ineffective. If our internal controls over financial reporting are not considered adequate, we may experience a loss of public confidence in our reported financial information, which could have an adverse effect on our business and the trading price of our stock.

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

Competition in the market for our commercial products is also intense. There is a significant lead-time for developing this business, and it involves substantial capital investment including development of prototypes and investment in manufacturing equipment. Principal competitive factors are product quality, the ability to specialize our engineering in order to meet our customers’ specific system requirements and price. Our precision products business has a number of competitors, many of which have significantly greater financial, technical and marketing resources than we do.

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

Economic Events May Adversely Affect Our Business Segments.

Many of our precision products are components of commercial products. Factors that affect the production and demand for such products, including economic events both domestically and in other regions of the world, competition, technological change and production disruption, could adversely affect demand for our products. Many of our products are incorporated into capital equipment, including machine tools and other automated production equipment, used in the manufacture of other products. As a result, this portion of our business may be subject to fluctuations in the manufacturing sector of the overall economy. An economic recession, either in the U.S. or elsewhere in the world, could have a material adverse effect on the rate of orders received by the commercial division. Significantly lower production volumes resulting in under-utilization of our manufacturing facilities would adversely affect our business, financial condition, results of operations and cash flows.

Our Products and Services Could Become Obsolete Due to Rapid Technological Changes in the Industry.

We offer sophisticated products and services in areas in which there have been and are expected to continue to be significant technological changes. Many of our products are incorporated into sophisticated machinery, equipment or electronic systems. Technological changes may be incorporated into competitors’ products that may adversely affect the market for our products. If our competitors introduce superior technologies or products, we cannot assure you that we will be able to respond quickly enough to such changes or to offer services that satisfy our customers’ requirements at a competitive price. Further, we cannot provide any assurance that our research and product development efforts will be successful or result in new or improved products or services that may be required to sustain our market position.

Our Financing Requirements May Increase and We Could Have Limited Access to Capital Markets.

While we believe that our current resources and access to capital markets are adequate to support operations over the near term and foreseeable future, we cannot assure you that these circumstances will remain unchanged. Our need for capital is dependent on operating results and may be greater than expected. Our ability to maintain our current sources of debt financing depends on our ability to remain in compliance with covenants contained in our financing agreements, including, among other requirements, maintaining a minimum total net worth and minimum cash flow and debt coverage ratios. If changes in capital markets restrict the availability of funds or increase the cost of funds, we may be required to modify, delay or abandon some of our planned expenditures, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our Operating Results May Vary Significantly From Quarter to Quarter and Such Fluctuations May Affect the Price of Our Common Stock.

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

We May Not Make or Complete Future Mergers, Acquisitions or Strategic Alliances or Investments Which May Adversely Affect Our Growth.

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

We cannot assure that any acquisition will be made, that we will be able to obtain financing needed to fund any acquisitions and, if any acquisitions are so made, that the acquired business will be successfully integrated into our operations or that the acquired business will perform as expected. In addition, if we were to proceed with one or more significant strategic alliances, acquisitions or investments in which the consideration consists of cash, a substantial portion of our available cash could be used to consummate the strategic alliances, acquisitions or investments. The financial impact of acquisitions, investments and strategic alliances could have a material adverse effect on our business, financial condition, results of operations and cash flows and could cause substantial fluctuations in our quarterly and annual operating results.

The Market Price of Our Common Stock May Be Volatile.

The stock market in recent years has experienced significant price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of particular companies. Many factors that have influenced trading prices will vary from period to period, including:

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

We have not received any written comments from the staff of the Securities and Exchange Commission regarding our periodic or current reports that (1) were issued not less than 180 days before the end of our 2007 fiscal year, (2) remain unresolved and (3) we believe are material.

ITEM 2.  PROPERTIES

As of December 31, 2007 we leased all of the facilities used in our operations totaling approximately 414,000 square feet, of which our Metrigraphics segment occupied approximately 45,000 square feet. All other facilities, as well as a portion of our Andover, Massachusetts headquarters facility, is used by the Systems and Services segment.  We believe that our facilities are adequate for our current needs.

ITEM 3.  LEGAL PROCEEDINGS

As a defense contractor, we are subject to many levels of audit and review from various government agencies, including the Defense Contract Audit Agency, Defense Contract Management Agency, various inspectors general, the Defense Criminal Investigation Service, the GAO, the Department of Justice and Congressional Committees. Both related to and unrelated to our defense industry involvement, we are, from time to time, involved in audits, lawsuits, claims, administrative proceedings and investigations. We accrue for liabilities associated with these activities when it becomes probable that future expenditures will be made and such expenditures can be reasonably estimated.

We are a party to or are subject to litigation and other proceedings referenced in Note 12 of our “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K. Except as noted therein we do not presently believe it is reasonably likely that any of these matters would have a material adverse effect on our business, financial position, results of operations or cash flows.

Our evaluation of the likelihood of expenditures related to these matters is subject to change in future periods, depending on then-current events and circumstances, which could have material adverse effects on our business, financial position, results of operations and cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 2007, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

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

Name and Position	Age

James P. Regan	67
President, Chairman and Chief Executive Officer
Richard A. Covel	61
Vice President, General Counsel and Secretary
David Keleher	58
Senior Vice President and Chief Financial Officer
Steven P. Wentzell	61
Senior Vice President and General Manager, Human Resources
Lawrence H. O’Brien, Jr.	56
Senior Vice President and General Manager, Business Solutions and Business Development

Mr. Regan joined us in 1999 as President, Chief Executive Officer and Director and was elected Chairman in April 2001. Prior to joining us, he was President and Chief Executive Officer of CVSI, Inc. from 1997 to October 1999.  Prior to that, he served as Senior Vice President of Litton PRC from 1992 to 1996.

Mr. Covel joined us as Vice President and General Counsel in December 2000. Prior to joining us, he was General Counsel, Patent Counsel and Secretary at Foster-Miller, Inc. from 1985 to 2000.

Mr. Keleher joined us as Vice President and Chief Financial Officer in January 2000. Prior to joining us, he was employed by Raytheon Company as Group Controller for the Commercial Electronics Division in 1999 and Assistant Corporate Controller in 1998. Prior to that, he served in several senior management positions in corporate finance and operations at Digital Equipment Corporation from 1981 to 1997.

Mr. Wentzell joined us as Senior Vice President and General Manager, Human Resources, in October 2004. Prior to joining us, Mr. Wentzell was Senior Vice President of Human Resources for Brooks Automation, Inc. from 2002 to 2004, following its acquisition of PRI Automation, Inc., where Mr. Wentzell served as Corporate Vice President for Human Resources from 1997 through the acquisition. Prior to that, Mr. Wentzell served as the Corporate Vice President of Human Resources for Dialogic Corporation from 1993 to 1997.

Mr. O’Brien joined us in 1978 and has held various senior management positions during this time.  In 2006, Mr. O’Brien became Senior Vice President and General Manager, Business Solutions and Business Development. From 2004 to 2006, Mr. O’Brien was Vice President for Business Solutions.  Prior to that, Mr. O’Brien was Vice President of Systems Engineering Group from 2001 to 2004.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSURER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Market under the symbol “DRCO”. The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock, as reported by the Nasdaq Global Market. These market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
Fiscal year ended December 31, 2007
First quarter	$12.50	$8.55
Second quarter	$14.72	$10.66
Third quarter	$14.04	$10.19
Fourth quarter	$12.98	$9.16

Fiscal year ended December 31, 2006
First quarter	$15.64	$12.65
Second quarter	$15.65	$13.22
Third quarter	$14.00	$9.10
Fourth quarter	$10.17	$9.13

Number of Shareholders

As of February 29, 2008, there were 621 shareholders of record of our common stock.

Dividend Policy

We did not declare any cash dividends in the two years ended 2007 and do not intend to in the near future. Our present policy is to retain earnings and preserve cash for our future growth and development of our business.  In addition, our financing arrangements, as described in “Liquidity and Capital Resources” in Part II, Item 7, and in Note 7 of our “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K, restrict our ability to pay dividends.

Issuer Purchases of Equity Securities

The following table sets forth all purchases made by or on behalf of us or any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the fourth quarter of 2007.

Approximate
			Total Number	Dollar Value
			of Shares	of Shares that
			Purchased as	May Yet Be
		Average	Part of	Purchased
	Total Number	Price	Publicly	Under the
	of Shares	Paid Per	Announced	Programs
Period	Purchased(1)	Share	Programs	(in millions)
October 1, 2007 to October 31, 2007	643	$11.64	-	$-
November 1, 2007 to November 30, 2007	159	11.91	-	-
December 1, 2007 to December 31, 2007	-	-	-	-
Total	802	$11.69	-	$-

(1)
During the three months ended December 31, 2007, we repurchased 802 shares that were not part of a publicly announced share repurchase program, representing shares repurchased to cover payroll withholding taxes in connection with the vesting of restricted stock awards.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock from December 31, 2002 to December 31, 2007 with the cumulative total return of (i) the NASDAQ Composite U.S. Index and (ii) our industry peers. This graph assumes the investment of $100.00 at the closing price on December 31, 2002 in our common stock, the NASDAQ Composite U.S. Index and our industry peers, and assumes any dividends are reinvested.

	December 31,
	2002	2003	2004	2005	2006	2007
Dynamics Research Corporation	$100.00	$115.10	$127.30	$110.30	$69.60	$77.20
NASDAQ Composite U.S. Index	$100.00	$149.50	$162.70	$166.20	$182.60	$198.00
Peer Group	$100.00	$139.30	$184.30	$170.00	$170.10	$186.20

The performance in the above graph is not necessarily indicative of future stock price performance.  Our peer group consists of industry peers, including, CACI International, Inc., ICF International, Inc., ManTech International Corp.,  MTC Technologies, Inc., NCI, Inc., SI International, Inc., SRA International, Inc., Stanley, Inc. and VSE Corp.

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

	Year ended December 31,
	2007	2006	2005	2004(2)	2003
(in thousands, except per share data)					(Restated)(1)
Revenue	$229,577	$258,987	$300,440	$275,706	$244,808
Gross profit	$37,107	$35,116	$49,662	$42,983	$40,061
Operating income	$12,679	$8,171	$21,305	$17,507	$15,389
Income from continuing operations	$7,102	$3,988	$11,433	$9,373	$9,204
Cumulative benefit of accounting change	-	84	-	-	-
Loss from discontinued operations	-	-	-	-	(1,635)
Loss on disposal of discontinued operations	-	-	-	-	(348)
Net income	$7,102	$4,072	$11,433	$9,373	$7,221

Earnings per share — Basic
Income from continuing operations before cumulative effect of accounting change	$0.76	$0.44	$1.30	$1.10	$1.12
Cumulative benefit of accounting change	-	0.01	-	-	-
Loss from discontinued operations	-	-	-	-	(0.20)
Loss on disposal of discontinued operations	-	-	-	-	(0.04)
Net earnings per share — Basic	$0.76	$0.45	$1.30	$1.10	$0.88

Earnings per share — Diluted
Income from continuing operations before cumulative effect of accounting change	$0.74	$0.42	$1.24	$1.03	$1.04
Cumulative benefit of accounting change	-	0.01	-	-	-
Loss from discontinued operations	-	-	-	-	(0.18)
Loss on disposal of discontinued operations	-	-	-	-	(0.04)
Net earnings per share — Diluted	$0.74	$0.43	$1.24	$1.03	$0.82

Net cash provided by operating activities — continuing operations	$2,945	$17,584	$25,032	$3,961	$13,186
Capital expenditures	$1,788	$2,482	$4,571	$4,544	$8,163
Depreciation	$3,081	$3,203	$3,719	$3,624	$3,007
EBITDA(4)	$19,008	$14,772	$30,339	$23,815	$20,574

	As of December 31,
	2007	2006	2005	2004(2)	2003
(in thousands, except share and per share data)		(Restated)(1)	(Restated)(1)	(Restated)(1)	(Restated)(1)
Total assets	$149,953	$159,852	$187,753	$205,134	$121,070
Current portion of long-term debt	$-	$-	$10,170	$18,357	$9,000
Long-term debt (less current portion)	$7,737	$15,000	$15,242	$51,485	$7,750
Stockholders’ equity	$96,504	$84,314	$74,736	$61,867	$49,200
Return on invested capital(3)	7.5%	5.3%	12.8%	8.0%	14.0%
Stockholders’ equity per share	$10.15	$9.05	$8.22	$7.08	$5.83
Return on stockholders’ equity	8.0%	5.2%	16.8%	16.8%	15.1%
Funded backlog	$116,471	$92,903	$144,571	$165,017	$123,895
Number of shares outstanding	9,509,849	9,314,962	9,096,893	8,737,562	8,443,082

(1)	Certain amounts are restated as referenced in Note 1 of our “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K.
(2)	Amounts include results of operations of Impact Innovations Group LLC (acquired September 1, 2004) for the period subsequent to our acquisition.
(3)
Return on invested capital is calculated by dividing operating income, net of related income taxes, by the ending invested capital.  Invested capital is the sum of outstanding debt and stockholders’ equity, minus cash.

(4)
Earnings before interest, taxes, depreciation and amortization, or EBITDA, is defined as GAAP income from continuing operations plus net interest expense, income taxes, depreciation expense and amortization expense. EBITDA as calculated by us may be calculated differently than EBITDA for other companies. We have provided EBITDA because we believe it is a commonly used measure of financial performance in comparable companies and is provided to help investors evaluate performance and to enhance investors’ understanding of our operating results. EBITDA should not be construed as an alternative measure of net income, income from continuing operations or cash flows.

Reconciliation of income from continuing operations to EBITDA is as follows:

	Year ended December 31,
	2007	2006	2005	2004(2)	2003
(in thousands)					(Restated)(1)
Income from continuing operations	$7,102	$3,988	$11,433	$9,373	$9,204
Interest expense, net	1,541	2,042	4,367	2,225	854
Provision for income taxes	4,682	2,730	7,781	6,269	5,785
Depreciation expense	3,081	3,203	3,719	3,624	3,007
Amortization expense	2,602	2,809	3,039	2,324	1,724
EBITDA	$19,008	$14,772	$30,339	$23,815	$20,574

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Dynamics Research Corporation, headquartered in Andover, Massachusetts, is a leading, innovative provider of solutions and services to federal, state and local governments.  We provide support to our customers in the primary mission areas of IT, Logistics and Readiness, Systems Integration and Technical Services, C4ISR, Homeland Security, Health and Human Services, and Intelligence/Space.

According to INPUT, Inc. a leading research firm specializing in the market for government contractors, federal market demand for vendor-furnished information systems and services is estimated to increase at a compound annual growth rate of 5% over the next 5 years. The President of the U.S.’s proposed budget for fiscal 2008 reflects a 4% increase in expenditures for IT services.  We are cognizant of funding challenges facing the federal government and the resulting increase in competitiveness in our industry.  Significant contract awards have been and will continue to be delayed and new initiatives have been slow to start.  There appears to be recent improvement in contract award and funding decisions with the passage of Federal budgets for fiscal year 2008 for the DoD and DHS. However, contract award and funding decisions for the Federal civilian agencies have been delayed, as these departments are currently operating under a continuing resolution for fiscal year 2008. Customers are moving away from GSA and time and materials contracts toward agency sponsored ID/IQ contract vehicles and fixed price contracts and task orders.  The DoD seeks to reduce spending on contracted program advisory and assistance services and often is setting this work aside for small businesses.  Concurrently, there is increasing demand from federal customers for engineering, training, business transformation, lean six sigma and business intelligence solutions and services.  Many federal customers are seeking to streamline their procurement activities by consolidating work under large contract vehicles.  Our competitive strategy is intended to align with these trends.

We have two reportable business segments: Systems and Services, and Metrigraphics. The Systems and Services segment accounted for approximately 98% of total revenue and the Metrigraphics segment accounted for approximately 2% of total revenue in 2007.

CRITICAL ACCOUNTING POLICIES

There are business risks specific to the industries in which we operate. These risks include: estimates of costs to complete contract obligations, changes in government policies and procedures, government contracting issues and risks associated with technological development. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates and assumptions also affect the amount of revenue and expenses during the reported period. Actual results could differ from those estimates.

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

For cost reimbursable contracts, revenue is recognized as costs are incurred and includes a proportionate amount of the fee earned. Cost reimbursable contracts specify the contract fee in dollars or as a percentage of estimated costs. The primary risk on a cost reimbursable contract is that a government audit of direct and indirect costs could result in the disallowance of some costs, which would directly impact revenue and margin on the contract. Historically, such audits have not had a material impact on our revenue and operating income.

Revenue from service-type fixed-price contracts is recognized ratably over the contract period or by other appropriate output methods to measure service provided, and contract costs are expensed as incurred. Under fixed-price contracts, other than service-type contracts, revenue is recognized primarily under the percentage of completion method in accordance with American Institute of Certified Public Accountants Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. The risk on a fixed-price contract is estimates of costs to complete the contract may exceed revenues on the contract.

For all types of contracts, we recognize anticipated contract losses as soon as they become known and estimable. Out-of-pocket expenses that are reimbursable by the customer are included in contract revenue and cost of contract revenue.

Unbilled receivables are the amounts of recoverable contract revenue that have not been billed at the balance sheet date. Unbilled receivables relate principally to revenue that is billed in the month after services are performed. In certain instances, billing is deferred in compliance with contract terms, such as milestone billing arrangements and withholdings, or delayed for other reasons. Costs related to certain U.S. Government contracts, including applicable indirect costs, are subject to audit by the government. Revenue from such contracts has been recorded at amounts we expect to realize upon final settlement.

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

Goodwill and Other Intangible Assets

With the acquisition of Impact Innovations in 2004 and other businesses in 2002, we acquired goodwill and other intangible assets. The identification and valuation of these intangible assets and the determination of the estimated useful lives at the time of acquisition, as well as the completion of annual impairment tests, require significant management judgments and estimates. These estimates are made based on, among other things, consultations with an accredited independent valuation consultant and reviews of projected cash flows. As a result of the annual impairment test performed as of December 31, 2007, we determined that the carrying amount of goodwill did not exceed its fair value and, accordingly, did not record a charge for impairment. However, we are unable to assure that goodwill will not be impaired in subsequent periods. As of December 31, 2007, we had recorded goodwill and other intangible assets of $66.1 million in the Consolidated Balance Sheets.

Income Taxes and Deferred Taxes

On January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from these positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.

As part of our process of preparing consolidated financial statements, management is required to estimate the provision for income taxes, deferred tax assets and liabilities and future taxable income for purposes of assessing our ability to realize any future benefits from deferred taxes. This process involves estimating the current tax liability and assessing temporary and permanent differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Consolidated Balance Sheets. We had a net deferred liability of $7.0 million at December 31, 2007.

We must also assess the likelihood that our deferred tax asset will be recovered from future taxable income and, to the extent a recovery is not likely, a valuation allowance must be established. At December 31, 2007, we determined that a valuation allowance was not required.

Pension Obligations

Accounting and reporting for our pension plan requires the use of assumptions, including the discount rate and expected rate of return on assets. These assumptions are used by independent actuaries to determine the value of our pension obligations and allocate this cost to the service periods. The actuarial assumptions used to calculate pension costs are determined and reviewed annually by management after consulting with outside investment advisors and actuaries.

The assumed discount rate, which is intended to be the actual rate at which benefits could effectively be settled, is determined by a spot-rate yield curve method. The spot-rate yield curve is employed to match the plan assets cash outflows with the timing and amount of the expected benefit payments. As of the pension plan’s measurement date, the weighted average discount rate used to determine the benefit obligations was 6.25% and the net periodic benefit costs was 5.75%. A decrease of 50 basis points in the discount rate would result in an increase in annual pension expense by approximately $0.4 million in 2007.

The assumed expected rate of return on plan assets, which is the average return expected on the funds invested or to be invested to provide future benefits to pension plan participants, is determined by an annual review of historical plan asset returns and consultation with outside investment advisors. As of the pension plan’s measurement date, the weighted average expected rate of return was 9.0%. A decrease of 50 basis points in the expected rate of return would result in an increase in annual pension expense by approximately $0.3 million in 2007.

If assumptions differ materially from actual results in the future, our obligations under the pension plan could also differ materially, potentially requiring us to record an additional pension liability and record additional pension costs. An actuarial valuation of the pension plan is performed each year. The results of this actuarial valuation are reflected in the accounting for the pension plan upon determination. At December 31, 2007, we recorded a pension asset of $0.7 million in the Consolidated Balance Sheets that represented the overfunded benefit obligation.

RESULTS OF OPERATIONS

Operating results (in millions) and results expressed as a percentage of total revenues are as follows:

	Year Ended December 31,
	2007		2006		2005
	$(1)	%(2)	$(1)	%(2)	$(1)	%(2)
Contract revenue	$224.7	97.9%	$252.9	97.6%	$293.7	97.7%
Product sales	4.9	2.1	6.1	2.4	6.8	2.3
Total revenue	$229.6	100.0%	$259.0	100.0%	$300.4	100.0%

Gross profit on contract revenue(3)	$37.2	16.5%	$33.9	13.4%	$48.1	16.4%
Gross profit on product sales(3)	(0.1)	(1.1)%	1.2	19.7%	1.6	23.1%
Total gross profit(3)	37.1	16.2%	35.1	13.6%	49.7	16.5%

Selling, general and administrative	21.8	9.5%	24.1	9.3%	25.3	8.4%
Amortization of intangible assets	2.6	1.1%	2.8	1.1%	3.0	1.0%
Operating Income	12.7	5.5%	8.2	3.2%	21.3	7.1%
Interest expense, net	(1.5)	(0.7)%	(2.0)	(0.8)%	(4.4)	(1.5)%
Other income, net	0.6	0.3%	0.6	0.2%	2.3	0.8%
Provision for income taxes	4.7	39.7%	2.7	40.6%	7.8	40.5%
Cumulative benefit of accounting change, net of tax	-	0.0%	0.1	0.0%	-	0.0%
Net income	$7.1	3.1%	$4.1	1.6%	$11.4	3.8%

(1)	Totals may not add due to rounding.
(2)	The percentage for provision for income taxes relate to a percentage of income before provision for income taxes.
(3)	These amounts represent a percentage of contract revenues, product sales and total revenues, respectively.

Revenue

We reported total revenue of $229.6 million, $259.0 million and $300.4 million in 2007, 2006 and 2005, respectively. Total revenue decreased by 11.4% in 2007 compared to 2006 and 13.8% in 2006 compared to 2005 resulting in both comparable periods from a decline in contract revenue.

Beginning in August 2006, our work for the ASC transitioned to a new contract vehicle, the CAPS contract.  Under the CAPS contract work performed by other contractor team members on these programs, which under the predecessor contract was passed through our revenue and cost of sales at a very low profit margin, was contracted directly between the Joint Venture and the subcontractor and no longer was included in our financial results. Revenues for 2007 compared with 2006 decreased approximately $28 million as a result of this transition.  The completion of our contract with the Air National Guard in May 2006 also reduced 2007 revenues when compared with 2006 by approximately $6 million.  Excluding the effects of the CAPS contract transition and completion of the Air National Guard contract, the growth in revenue for 2007 was 2.2%.

Contract Revenues

Contract revenues in our Systems and Services segment were earned from the following sectors (in millions):

	Year Ended December 31,
	2007		2006		2005
	$(1)	%(1)	$(1)	%(1)	$(1)	%(1)
National defense and intelligence agencies	$179.1	79.7%	$206.0	81.4%	$233.9	79.7%
Federal civilian agencies	31.3	13.9	30.6	12.1	33.8	11.5
State and local government agencies	13.6	6.1	15.3	6.0	23.0	7.8
Other	0.7	0.3	1.1	0.4	3.0	1.0
Total contract revenue	$224.7	100.0%	$252.9	100.0%	$293.7	100.0%

(1)	Totals may not add due to rounding.

The decrease in revenues from national defense and intelligence agencies in 2007 compared to 2006 was due to the transition into the new CAPS contract in August 2006 and the loss of the Air National Guard (“Guard”) contract in May 2006, partially offset by increased revenues from the Naval Air System Command AIRSpeed sub-contract awarded in March 2006.  Absent the effects of the CAPS contract transition and completion of the Air National Guard contract, contract revenue for 2007 grew 2.8%.  The decrease in revenues from national defense and intelligence agencies in 2006 compared to 2005 was due to curtailment of work with the Guard, reduced work with the U.S. Air Force Electronic Systems Center and the loss of the Office of Assistant Secretary of Defense for Public Affairs work in October 2005.

In July 2007, the Joint Venture was notified that the U.S. Air Force contracting officer for the CAPS contract had made a determination that it would no longer be eligible to bid on further contract task orders. In the period from July through December 2007, we were unable to effectively re-compete for and retain three task orders with annual revenue of approximately $8 million.  As a result, the $8 million of revenues recognized on these task orders in 2007 will not recur in 2008.

In January 2008, we purchased from THE CENTECH GROUP, Inc. a prime CAPS contract, on which minimal work was being performed.  This purchase now enables us to respond to government solicitations under the CAPS contract.  We are awaiting U.S. Air Force approval of the contract novation.

The increase in revenues from federal civilian agencies in 2007 compared to 2006 was primarily due to added revenues from the FDIC contract awarded in November 2006.  The decrease in revenues from federal civilian agencies in 2006 compared to 2005 was due to the loss of subcontracted revenues with the Internal Revenue Service (“IRS”).

The decrease in revenues from state and local government agencies in 2007 compared to 2006 was primarily due to lower revenues from our contract with the State of Ohio, under which a significant portion of the work has been completed, partially offset by higher revenues from our State of Colorado contract awarded in April 2006.  The decrease in revenues from state and local government agencies in 2006 compared to 2005 was primarily due to lower revenues under our contract with the State of Ohio.

We anticipate our 2008 revenues with the State of Ohio will be consistent with 2007 levels as a result of anticipated extensions and expansions of the contract.  In February 2008, we were selected by the State of Tennessee to develop and implement a statewide child welfare system similar to the Ohio project.  We anticipate revenues with the State of Tennessee in the vicinity of $6 million in 2008.  As a result, we anticipate our revenues in the market sector will grow in 2008.

Revenues by contract type as a percentage of Systems and Services segment revenues were as follows:

	Year Ended December 31,
	2007	2006	2005
Time and materials	57%	62%	56%
Cost reimbursable	22	19	20
Fixed price, including service type contracts	21	19	24
	100%	100%	100%

Prime contract	56%	67%	68%
Sub-contract	44	33	32
	100%	100%	100%

Prime contract revenues decreased in 2007 compared with 2006 as a result of the transition to the CAPS contract held by the Joint Venture.  We have classified our revenues derived through the Joint Venture as sub-contract revenue.

Product Sales

Product sales for the Metrigraphics segment were $4.9 million, $6.1 million and $6.8 million for 2007, 2006 and 2005, respectively. The decrease in revenue from product sales for the Metrigraphics segment in 2007 compared to 2006 primarily was due to a decrease in medical device sales. In October 2007, Metrigraphics was approved to begin production to a new medical device customer.  Shipments began in the fourth quarter of 2007 and as a result we are anticipating an increase in Metrigraphics revenue in 2008 compared with 2007.

Funded Backlog

Our funded backlog was $116.5 million at December 31, 2007, $92.9 million at December 31, 2006 and $144.6 million at December 31, 2005. We expect that substantially all of our backlog at December 31, 2007 will generate revenue during the year ending December 31, 2008.

Gross Profit

Total gross profit was $37.1 million, $35.1 million and $49.7 million resulting in a gross margin of 16.2%, 13.6% and 16.5% for 2007, 2006 and 2005, respectively.

Our gross profit on contract revenue was $37.2 million, $33.9 million and $48.1 million resulting in a gross margin of 16.5%, 13.4% and 16.4% for 2007, 2006 and 2005, respectively. The increase in gross margin for 2007 compared with 2006 was a result of an increase in billable labor and lower indirect costs.  The increase in gross profit in 2007 compared to 2006 was primarily attributable to the reduction in low margin subcontractor revenues resulting from the transition to the new CAPS contract in August 2006 as noted above.  The decline in gross profit in 2006 compared to 2005 was primarily attributable to a decline in revenue and increases in indirect costs including costs related to a reduction in workforce, an increase in business development efforts, share-based compensation and changes in revenue mix. Unusually high severance costs of $1.1 million were recorded in cost of contract revenue in 2006 compared to $0.6 million in 2007 and $0.5 million in 2005.  In 2007, we implemented facilities consolidation actions which will lower 2008 costs by an estimated $1 million.

Our gross profit (loss) on product sales was $(0.1) million, $1.2 million and $1.6 million resulting in a gross margin of (1.1)%, 19.7% and 23.1% for 2007, 2006 and 2005, respectively.  The decline in gross profit in both comparable periods was primarily attributable to a lower level of sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $21.8 million in 2007, $24.1 million in 2006, and $25.3 million in 2005.  The decrease in selling, general and administrative expenses in 2007 compared to 2006 was a result of cost savings initiatives undertaken in the first half of 2006, which also included higher severance costs.  The decrease in selling, general and administrative expenses in 2006 compared to 2005 was primarily the result of lower costs for salaries and benefits resulting from the workforce reductions, as well as other cost reduction efforts.  This decrease was partially offset by an increase in share-based compensation expenses which were $1.0 million in 2007, $1.2 million in 2006 and $0.9 million in 2005.

Amortization of Intangible Assets

Amortization expense, which relates to the amortization of acquired intangible assets, was $2.6 million, $2.8 million, and $3.0 million in 2007, 2006, and 2005, respectively. Amortization expense for fiscal 2008 is anticipated at approximately $2.0 million.

Operating Income

Our operating income was $12.7 million, or 5.5% of revenue, in 2007, $8.2 million, or 3.2% of revenue in 2006 and $21.3 million, or 7.1% of revenue in 2005.  The increase in the operating margin in 2007 was primarily due to a favorable increase in total gross margin and lower indirect costs which resulted from a variety of cost savings initiatives undertaken in 2006.  The decline in operating margin in 2006 was primarily due to indirect overhead costs, employee benefit costs and general and administrative expenses decreasing at a slower rate than revenues.

Interest Expense, net

We incurred interest expense totaling $1.6 million in 2007, $2.1 million in 2006 and $4.4 million in 2005.  The decrease in interest expense in both comparable periods was due to a lower outstanding debt balance, partially offset by a higher average interest rate.    The weighted average interest rates on our outstanding borrowings were 6.66%, 6.87%, and 6.27% at December 31, 2007, 2006 and 2005, respectively.  We recorded approximately $0.1 million of interest income in each of the three years ended 2007.

Other Income, net

We recorded $0.6 million of net other income in both 2007 and 2006 and $2.3 million in 2005.  In 2006 and 2005, we recorded $0.2 million and $2.0 million, respectively, of realized gains resulting from the sale of shares of common shares of Lucent Technologies, Inc. during those periods.   In accordance with the equity method of accounting, other income includes recognition of our portion of income or loss related to our equity investments.  We recorded income related to our equity investments of $0.5 million in 2007 and $0.2 million in each of the two years ended 2006. Approximately $0.2 million in both 2007 and 2006 and $0.1 million in 2005 were included in other income attributable to gains on our deferred compensation plan investments.

Provision for Income Taxes

We recorded income tax provisions of $4.7 million, $2.7 million and $7.8 million in 2007, 2006 and 2005, respectively. The income tax provision was recorded at rates of 39.7% in 2007, 40.6% in 2006, and 40.5% in 2005.  These rates reflect the statutory federal rate of 35% in both 2007 and 2006 and 34% in 2005.  The 2007 tax rate reflects the implementation of FIN 48 and a favorable current state blended rate compared to previous years. The 2006 tax rate reflects the implementation of SFAS 123(R) for certain stock awards and the relative impact of permanent difference due to a lower profit before tax balance and an increase in tax rates applied to deferred income taxes.  These increases were partially offset by favorable state income tax audits and tax credits and adjustment of tax accruals and reserves.

Shares Used in Computing Earnings Per Share

Weighted average common shares outstanding and common equivalent shares totaled 9.6 million, 9.4 million, and 9.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. The increase in shares in both comparable periods was related to additional shares issued, partially offset by a decreased dilutive effect on employee stock options due to a lower average annual stock price.

LIQUIDITY AND CAPITAL RESOURCES

The following discussion analyzes liquidity and capital resources by operating, investing and financing activities as presented in our Consolidated Statements of Cash Flows. Our principal sources of liquidity are cash flows from operations and borrowings from our revolving credit facility. At December 31, 2007, the borrowing capacity available under our revolver was $41.2 million.

Our results of operations, cash flows and financial condition are subject to trends, events and uncertainties, including demands for capital to support growth, economic conditions, government payment practices and contractual matters. Our need for access to funds is dependent on future operating results, our growth and acquisition activity and external conditions.

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

Based upon our present business plan and operating performance, we believe that cash provided by operating activities, combined with amounts available for borrowing under the revolver, will be adequate to fund the capital requirements of our existing operations during 2008 and for the foreseeable future. In the event that our current capital resources are not sufficient to fund requirements, we believe our access to additional capital resources would be sufficient to meet our needs.

At December 31, 2007 and 2006, we had cash and cash equivalents aggregating $2.0 million and $7.9 million, respectively. Our operating practice is to apply cash received against outstanding revolving credit facility balances.  As a result, cash balances at the end of the year generally reflect the timing and size of cash receipts at the end of the year.

Operating Activities

Net cash provided by operating activities of $2.9 million during 2007 was primarily attributable to an increase in income.  Net cash provided by operating activities totaled $17.6 million and $24.6 million in 2006 and 2005, respectively.

Contract receivables were $63.6 million and $64.3 million at December 31, 2007 and December 31, 2006, respectively. Billed receivables increased $3.9 million in 2007 and decreased $5.8 million in 2006, while unbilled receivables decreased $4.6 million and $24.5 million in 2007 and 2006, respectively. Contract receivables days sales outstanding, or DSO, were 101 days at December 31, 2007 and 96 days at December 31, 2006.

At December 31, 2007 and 2006, the unbilled receivables balance included $7.6 million and $9.4 million, respectively, related to our contract with the State of Ohio. Under the current terms of the contract, the 2007 amount is anticipated to be invoiced and collected in accordance with completion of contract milestones.

Our net deferred tax liability was $7.0 million at December 31, 2007 compared to $8.4 million at December 31, 2006.  The decrease in deferred taxes was principally due to deferred taxes on unbilled receivables which declined to $7.5 million at December 31, 2007 from $9.2 million at December 31, 2006, partially offset by a change in deferred taxes associated with the defined benefit plan.  We paid $6.2 million in income taxes in 2007 compared to $12.5 million in 2006.  The IRS continues to challenge the deferral of income for tax purposes related to our unbilled receivables including the applicability of a Letter Ruling issued by the IRS to us in January 1976 which granted to us deferred tax treatment of our unbilled receivables.  This issue has been elevated to the IRS National Office for determination.  While the outcome of the audit of the 2004 income tax return is not expected to be known for several months and remains uncertain, we may incur interest expense, our deferred tax liabilities may be reduced and income tax payments may be increased substantially in future periods.

Share-based compensation decreased to $1.6 million in 2007 from $2.1 million in 2006 and $0.9 million in 2005. The decrease in 2007 is primarily due to the amendment to our Employee Stock Purchase Plan during the fourth quarter of 2006 which resulted in the ESPP being treated as non-compensatory, as more fully described in Note 9 of our “Notes to Consolidated Financial Statements” in Part II, Item 8 on this Form 10-K. The increase in 2006 is due to our adoption of SFAS 123(R) beginning January 1, 2006.   As of December 31, 2007 the total unrecognized compensation related to restricted stock awards was $1.3 million to be recognized over 1.9 years, and the total unrecognized compensation cost related to stock options was $0.3 million, which is expected to be recognized over five months.

Non-cash amortization expense of our acquired intangible assets was $2.6 million, $2.8 million and $3.0 million in 2007, 2006 and 2005, respectively. We anticipate that non-cash expense for the amortization of intangible assets will decrease to approximately $2.0 million in 2008.

Our defined benefit pension plan was overfunded by $0.7 million in 2007 and underfunded by $3.9 million in 2006.  The improvement in the plan’s funded status was primarily attributable to the change in the discount rate used to determine benefit obligations during 2007 to 6.25% from 5.75% in 2006.  During 2007, we recorded pension income of $0.8 million compared to pension expense of $0.6 million and $1.0 million in 2006 and 2005, respectively.  The decrease in pension costs in both comparable periods was due to actions approved by the Board of Directors to amend the pension plan during the fourth quarter of 2006, which removed the 3% annual benefit inflator for active participants in the plan as of December 31, 2006.  During 2006, contributions of $5.2 million were made to fund our pension plan.  No employer contributions were made in 2007.  We currently anticipate making a $0.5 million contribution in 2008.

Investing Activities

Net cash used in investing activities of $2.8 million during 2007 was primarily attributable to capital expenditures and payments under the sale and leaseback transaction for our headquarters facility referenced below.  Net cash provided by investing activities was $2.3 million in 2006 and net cash used in investing activities was $16.5 million in 2005.

Capital expenditures for the purchase of property and equipment were $1.8 million, $2.5 million, and $4.6 million in 2007, 2006 and 2005, respectively. For all years, capital expenditures were primarily for the purchase of software, other equipment and leasehold improvements, other than for the Andover facility renovation.  Expenditures for the Andover facility renovation were $1.5 million in 2005.  We expect capital expenditures in 2008 to be at similar levels as 2007.

During 2007, we made improvements to our headquarters facility of $1.0 million in connection with our obligation under the sale and  leaseback transaction entered into in 2005.  We have substantially made all required improvements under the agreement and expect the letter of credit to be released in the first quarter of 2008.

During 2006 and 2005, we sold our Lucent shares for $0.2 million and $2.0 million, respectively, realizing a gain on the sale of $0.2 million and $2.0 million, respectively.

On December 29, 2005, we sold our headquarters facility in Andover, Massachusetts and entered into a lease for the same property for a ten-year term with two five-year renewal options. Proceeds realized from the sale were $19.3 million resulting in a gain of $6.8 million that will be recognized over the ten-year term of the lease.  In both 2007 and 2006, we amortized $0.7 million of the deferred gain.  We anticipate a similar benefit in subsequent periods through the end of the lease.

Financing Activities

During 2007, net cash used in financing activities of $6.1 million represented net repayments under our credit facility of $7.3 million, partially offset by $1.2 million of proceeds from the issuance of common stock through the exercises of stock options and employee stock purchase plan transactions.

Our revolving credit facility (the “credit facility”) provides for a $50 million, three-year revolving credit agreement (the “revolver”) for working capital needs, which expires in September 2009.  On an ongoing basis, the credit facility requires us to meet financial covenants, including maintaining a minimum net worth and certain cash flow and debt coverage ratios. The covenants also limit our ability to incur additional debt, pay dividends, purchase capital assets, sell or dispose of assets, make additional acquisitions or investments, or enter into new leases, among other restrictions. In addition, the credit facility provides that the bank group may accelerate payment of all unpaid principal and all accrued and unpaid interest under the credit facility, upon the occurrence and continuance of certain events of default. At December 31, 2007, the Company was in compliance with its debt covenants. Additional information related to the credit facility is referenced in Note 7 of our “Notes to Consolidated Financial Statements” in Part II, Item 8 on this Form 10-K.

The average daily borrowing on our revolver for 2007 was $16.7 million at a weighted average interest rate of 7.30%, compared to an average daily borrowing of $10.4 million at a weighted average interest rate of 7.81% in 2006 and an average daily borrowing of $7.4 million at a weighted average interest rate of 5.91% in 2005 under our then existing revolver during those periods.  Also, during 2006 and 2005, our average daily outstanding balance under our then existing term and acquisition term loans was $14.7 million at a weighted average interest rate of 5.13% and $55.1 million at a weighted average interest rate of 6.14%, respectively.

During 2006, net cash used in financing activities of $8.4 million represented principal payments under the acquisition term loan of $25.4 million, partially offset by $15.0 million of net borrowings under the revolving credit agreement and $1.9 million of proceeds from the issuance of common stock through the exercises of stock options and employee stock purchase plan transactions.  The outstanding balances on our previous credit facility, which consisted of an acquisition term loan balance of $17.2 million and a revolving credit facility balance of $4.5 million, were paid off and re-borrowed under the revolver as part of the credit facility.  As of December 31, 2006, we had $15.0 million outstanding under our credit facility which has been classified as long-term as amounts borrowed under the revolver are contractually due on the maturity of the credit facility, however we may repay at any time prior to that date.

During 2005, net cash used in financing activities was $41.0 million, which consisted of $26.7 million of repayments under the acquisition term loan, $10.0 million of repayments under the revolver and $7.8 million of repayments under the term loan, partially offset by $3.4 million of proceeds from the exercise of stock options and employee stock purchase plan transactions.

Off-Balance Sheet Arrangements

We did not utilize or employ any off-balance sheet arrangements during the three years ended December 31, 2007, defined as (i) an obligation under a guarantee contract, (ii) a retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement, (iii) an obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument or (iv) an obligation, including a contingent obligation, arising out of a variable interest.

Contractual Obligations

Our contractual obligations as of December 31, 2007 consist of the following (in millions):

	Payments due by period
		Less than	Two to	Four to
	Total	one year	three years	five years	Thereafter
Long-term debt	$7.7	$-	$7.7	$-	$-
Operating leases	33.7	7.5	12.9	5.9	7.4
Letter of credit	1.0	1.0	-	-	-
Total contractual obligations	$42.4	$8.5	$20.6	$5.9	$7.4

The contractual amounts above related to long-term debt do not include interest payments on our revolver’s outstanding principal balance, because the interest rates are not fixed. The repayment of borrowings under the revolver is contractually due on September 29, 2009, the maturity of the credit facility, however, we may repay at any time prior to that date.

The contractual amounts above related to operating leases do not include the effect of sublease rentals.  The amount of sublease rentals is disclosed in Note 12 of our “Notes to Consolidated Financial Statements” in Part II, Item 8 on this Form 10-K

We have an outstanding letter of credit aggregating $1.0 million at December 31, 2007 related to the sale and leaseback of our headquarters in Andover, Massachusetts, in 2005.  The agreement provided that we pay for some improvements by the end of the third lease year.  At December 31, 2007, the improvements were substantially completed; however the letter of credit is required to be maintained until 45 days after the completion of the improvements.  The letter of credit is expected to be released in the first quarter of 2008.

We may be required to make cash outlays related to our unrecognized tax benefits.  However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities.  Accordingly, unrecognized tax benefits, including interest and penalties, of $0.6 million as of December 31, 2007 have been excluded from the contractual obligations table above.  For further information on unrecognized tax benefits, see Note 6 of our “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K.

Contingencies

We are a party to litigation and other proceedings as referenced in Note 12 of our “Notes to Consolidated Financial Statements” in Part II, Item 8 on this Form 10-K. Except as noted therein we do not presently believe it is reasonably likely that any of these matters would have a material adverse effect on our business, financial position, results of operations or cash flows.

Our evaluation of the likelihood of expenditures related to these matters is subject to change in future periods, depending on then current events and circumstances, which could have material adverse effect on our business, financial position, results of operations and cash flows.

RECENT ACCOUNTING PRONOUNCEMENTS

A description of recent accounting pronouncements are referenced in Note 2 of our “Notes to Consolidated Financial Statements” in Part II, Item 8 on this Form 10-K.

IMPACT OF INFLATION AND CHANGING PRICES

Overall, inflation has not had a material impact on our operations. Additionally, the terms of DoD contracts, which accounted for approximately 78% of total revenue in 2007, are generally one year contracts and include salary increase factors for future years, reducing the potential impact of inflation.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk associated with our revolver, where interest payments are tied to either the LIBOR or prime rate. The weighted average interest rate at December 31, 2007 on $7.7 million of outstanding borrowings under the revolver was 6.66%. At any time, a sharp rise in interest rates could have an adverse effect on net interest expense as reported in our Consolidated Statements of Operations. Our potential loss over one year that would result in a hypothetical and instantaneous increase of one full percentage point in the interest rate on our revolver would increase annual interest expense by approximately $0.1 million.

In addition, historically our investment positions have been relatively small and short-term in nature.  We typically invest excess cash in money market accounts with original maturities of three months or less and, accordingly, no exposure to market interest rates. We have no significant exposure to foreign currency fluctuations. Foreign sales, which are nominal, are primarily denominated in U.S. dollars.

PART II

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Dynamics Research Corporation:

We have audited the accompanying consolidated balance sheets of Dynamics Research Corporation and subsidiaries (a Massachusetts corporation) (collectively the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15 (a)(2). These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dynamics Research Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 9 of the notes to consolidated financial statements, the Company adopted SFAS No. 123R “Share-Based Payment,” effective January 1, 2006.

As discussed in Note 1 of the notes to consolidated financial statements, an error resulting in an overstatement of previously reported deferred tax liabilities was discovered by Company management during the current year. Accordingly, retained earnings have been restated as of December 31, 2004.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2008 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Boston, Massachusetts
March 13, 2008

DYNAMICS RESEARCH CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2007	2006
		(restated)
		(See Note 1)
Assets
Current assets
Cash and cash equivalents	$2,006	$7,887
Contract receivables, net	63,570	64,284
Prepaid expenses and other current assets	2,508	2,933
Total current assets	68,084	75,104
Noncurrent assets
Property and equipment, net	10,182	11,509
Goodwill	63,055	63,055
Intangible assets, net	3,069	5,671
Deferred tax asset	1,484	1,507
Other noncurrent assets	4,079	3,006
Total noncurrent assets	81,869	84,748
Total assets	$149,953	$159,852
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$12,163	$18,195
Accrued compensation and employee benefits	13,728	14,473
Deferred taxes	8,486	9,864
Other accrued expenses	3,248	5,201
Total current liabilities	37,625	47,733
Long-term liabilities
Long-term debt	7,737	15,000
Other long-term liabilities	8,087	12,805
Total long-term liabilities	15,824	27,805
Total liabilities	53,449	75,538
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.10 par value; 5,000,000 shares authorized; no shares issued	-	-
Common stock, $0.10 par value; 30,000,000 shares authorized; 9,509,849 and 9,314,962 shares issued and outstanding at December 31, 2007 and 2006, respectively	951	931
Capital in excess of par value	50,251	47,644
Accumulated other comprehensive loss	(6,745)	(9,206)
Retained earnings	52,047	44,945
Total stockholders' equity	96,504	84,314
Total liabilities and stockholders' equity	$149,953	$159,852

The accompanying notes are an integral part of these consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Year Ended December 31,
	2007	2006	2005
Contract revenue	$224,676	$252,890	$293,662
Product sales	4,901	6,097	6,778
Total revenue	229,577	258,987	300,440

Cost of contract revenue	187,516	218,976	245,566
Cost of product sales	4,954	4,895	5,212
Total cost of revenue	192,470	223,871	250,778

Gross profit on contract revenue	37,160	33,914	48,096
Gross profit on product sales	(53)	1,202	1,566
Total gross profit	37,107	35,116	49,662

Selling, general and administrative expenses	21,826	24,136	25,318
Amortization of intangible assets	2,602	2,809	3,039
Operating income	12,679	8,171	21,305
Interest expense, net	(1,541)	(2,042)	(4,367)
Other income	646	589	2,276
Income before provision for income taxes	11,784	6,718	19,214
Provision for income taxes	4,682	2,730	7,781
Income before cumulative effect of accounting change	7,102	3,988	11,433
Cumulative benefit of accounting change, net of tax of $62	-	84	-
Net income	$7,102	$4,072	$11,433

Earnings per common share
Basic
Income before cumulative effect of accounting change	$0.76	$0.44	$1.30
Cumulative effect of accounting change	-	0.01	-
Net income	$0.76	$0.45	$1.30

Diluted
Income before cumulative effect of accounting change	$0.74	$0.42	$1.24
Cumulative effect of accounting change	-	0.01	-
Net income	$0.74	$0.43	$1.24

Weighted average shares outstanding
Basic	9,326,907	9,099,897	8,809,644
Diluted	9,649,897	9,426,535	9,253,522

The accompanying notes are an integral part of these consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(in thousands)
			Capital		Accumulated
			In Excess		Other
	Common Stock Issued		of Par	Unearned	Comprehensive	Retained
	Shares	Par value	Value	Compensation	Loss	Earnings	Total
Balance at December 31, 2004, as previously reported	8,737	$874	$40,849	$(1,572)	$(7,724)	$28,891	$61,318
Impact of restatement (Note 1)	-	-	-	-	-	549	549
Balance December 31, 2004, as restated	8,737	874	40,849	(1,572)	(7,724)	29,440	61,867
Comprehensive income:
Net income	-	-	-	-	-	11,433	11,433
Other comprehensive income, net of tax:
Minimum pension liability adjustment	-	-	-	-	(1,509)	-	(1,509)
Unrealized gains on investments, net of reclassification adjustment	-	-	-	-	(1,535)	-	(1,535)
Other comprehensive income	-	-	-	-	-	-	(3,044)
Comprehensive income	-	-	-	-	-	-	8,389
Issuance of common stock through stock option exercises and employee stock purchase plan transactions	304	30	3,378	-	-	-	3,408
Issuance of restricted stock	110	11	1,794	(1,805)	-	-	-
Forfeiture of restricted stock	(42)	(4)	(667)	671	-	-	-
Release of restricted stock	(12)	(1)	(187)	(9)	-	-	(197)
Amortization of unearned compensation	-	-	-	865	-	-	865
Tax benefit from stock options exercised and employee stock purchase plan transactions	-	-	404	-	-	-	404
Balance at December 31, 2005, as restated	9,097	910	45,571	(1,850)	(10,768)	40,873	74,736
Comprehensive income:
Net income	-	-	-	-	-	4,072	4,072
Other comprehensive income, net of tax:
Pension liability adjustment	-	-	-	-	1,562	-	1,562
Comprehensive income	-	-	-	-	-	-	5,634
Issuance of common stock through stock option exercises and employee stock purchase plan transactions	192	19	1,875	-	-	-	1,894
Issuance of restricted stock	70	7	(7)	-	-	-	-
Forfeiture of restricted stock	(30)	(3)	3	-	-	-	-
Release of restricted stock	(14)	(2)	(191)	-	-	-	(193)
Share-based compensation	-	-	2,082	-	-	-	2,082
Tax benefit from stock options exercised and employee stock purchase plan transactions	-	-	161	-	-	-	161
Reversal of unearned compensation upon adoption of FASB Statement No. 123(R)	-	-	(1,850)	1,850	-	-	-
Balance at December 31, 2006, as restated	9,315	931	47,644	-	(9,206)	44,945	84,314
Comprehensive income:
Net income	-	-	-	-	-	7,102	7,102
Other comprehensive income, net of tax:
Pension liability adjustment	-	-	-	-	2,353	-	2,353
Unrealized gain on investment	-	-	-	-	108	-	108
Other comprehensive income	-	-	-	-	-	-	2,461
Comprehensive income	-	-	-	-	-	-	9,563
Issuance of common stock through stock option exercises and employee stock purchase plan transactions	135	14	1,166	-	-	-	1,180
Issuance of restricted stock	99	10	(10)	-	-	-	-
Forfeiture of restricted stock	(20)	(2)	2	-	-	-	-
Release of restricted stock	(19)	(2)	(200)	-	-	-	(202)
Share-based compensation	-	-	1,640	-	-	-	1,640
Tax benefit from stock options exercised and employee stock purchase plan transactions	-	-	77	-	-	-	77
Tax deficiencies on equity awards	-	-	(68)	-	-	-	(68)
Balance at December 31, 2007	9,510	$951	$50,251	$-	$(6,745)	$52,047	$96,504

The accompanying notes are an integral part of these consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$7,102	$4,072	$11,433
Adjustments to reconcile net cash provided by operating activities:
Depreciation	3,081	3,203	3,719
Amortization of intangible assets	2,602	2,809	3,039
Share-based compensation, including cumulative effect of accounting change	1,640	2,082	865
Non-cash interest expense	147	203	304
Amortization of deferred gain on sale of building	(676)	(676)	(6)
Investment income from equity interest	(516)	(223)	(166)
Tax benefit from stock options exercised and employee stock purchase plan transactions, net of tax deficiencies on equity awards	(9)	(161)	404
Deferred (prepaid) income taxes	(2,972)	(6,744)	1,869
Loss (gain) on sale of investments and long-lived assets, net	32	(192)	(1,984)
Change in operating assets and liabilities:
Contract receivables, net	714	30,260	1,647
Prepaid expenses and other current assets	604	(1,341)	4,185
Accounts payable	(6,032)	(7,473)	5,118
Accrued compensation and employee benefits	(745)	(4,288)	847
Other accrued expenses	(1,166)	(2,508)	1,246
Other long-term liabilities	(861)	(1,439)	(7,488)
Net cash provided by operating activities	2,945	17,584	25,032
Net cash used in discontinued operations	-	-	(422)
Net cash provided by operating activities	2,945	17,584	24,610
Cash flows from investing activities:
Additions to property, plant and equipment	(1,788)	(2,482)	(4,571)
Proceeds (payments) related to the sale of building, net	(980)	-	19,275
Proceeds from sale of investments and long-lived assets	6	214	2,003
Purchase adjustment of business acquisition	-	-	(168)
Dividends from equity investment	180	155	60
Increase in other assets	(170)	(182)	(92)
Net cash (used in) provided by investing activities	(2,752)	(2,295)	16,507
Cash flow from financing activities:
Borrowings under revolving credit agreement	201,918	172,981	138,996
Repayments under revolving credit agreement	(209,181)	(157,981)	(148,996)
Principal payments under loan agreements	-	(25,412)	(34,430)
Proceeds from the exercise of stock options and employee stock purchase plan transactions	1,180	1,894	3,408
Tax benefit from stock options exercised and employee stock purchase plan transactions, net of tax deficiencies on equity awards	9	161	-
Payments of deferred financing costs	-	(65)	-
Net cash used in financing activities	(6,074)	(8,422)	(41,022)
Net increase (decrease) in cash and cash equivalents	(5,881)	6,867	95
Cash and cash equivalents, beginning of period	7,887	1,020	925
Cash and cash equivalents, end of period	$2,006	$7,887	$1,020

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$1,494	$2,078	$4,302
Cash paid during the year for income taxes, net of refunds	$6,206	$12,486	$(196)
Supplemental disclosure of noncash financing and investing activities:
Issuance of restricted stock	$1,135	$1,000	$1,805
Increase (decrease) in pension liability	$(3,899)	$(2,588)	$2,485

The accompanying notes are an integral part of these consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

 NOTE 1.  NATURE OF OPERATIONS AND RESTATEMENT

Nature of Operations

Dynamics Research Corporation (the “Company”), headquartered in Andover, Massachusetts, provides IT, engineering, logistics and other consulting services to federal defense, civil and state agency customers. Founded in 1955 and headquartered in Andover, Massachusetts, the Company has approximately 1,400 employees located throughout the United States (“U.S.”).  The Company operates through the parent corporation and its wholly owned subsidiaries, H.J. Ford Associates, Inc. (“HJ Ford”) and DRC International Corporation.

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

Restatement

The Company has restated its consolidated financial statements as of December 31, 2004 to correct certain tax liabilities, which resulted in an increase in stockholders’ equity of $549.  The restatement reflects corrections in the measurement of deferred income tax liabilities relating to property and equipment.  The principal corrections pre-date all periods reported in the Company’s financial statements, and, as a result, the related financial statement effects are immaterial to the statements of operations for each of the years ended December 31, 2006 and 2005.  A summary of the aggregate effect of the restatement on the Company’s consolidated balance sheet as of December 31, 2006 is shown as follows:

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

The Company, through HJ Ford, has a 40% ownership interest in HMRTech, LLC (“HMRTech”), a small disadvantaged business as defined by the Small Business Administration of the U.S. Government.  This investment is accounted for using the equity method and reported as a component of other noncurrent assets in the Company’s Consolidated Balance Sheets.

Risks, Uncertainties and Use of Estimates

There are business risks specific to the industries in which the Company operates. These risks include, but are not limited to, estimates of costs to complete contract obligations, changes in government policies and procedures, government contracting issues and risks associated with technological development. The U.S. Government has the right to terminate contracts for convenience in accordance with government regulations. If the government terminated contracts, the Company would generally

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

recover costs incurred up to termination, costs required to be incurred in connection with the termination and a portion of the fee earned commensurate with the work performed to termination. However, significant adverse effects on the Company’s indirect cost pools may not be recoverable in connection with a termination for convenience. Contracts with state and other governmental entities are subject to the same or similar risks.

A majority of the Company’s revenue is derived from U.S. Government agencies, primarily the Department of Defense (“DoD”). Any cancellations or modifications of the Company’s significant contracts or subcontracts, or failure by the government to exercise option periods relating to those contracts or subcontracts, could adversely affect the Company’s business, financial condition, results of operations and cash flows. A significant portion of the Company’s federal government contracts are renewable on an annual basis, or are subject to the exercise of contractual options. The government has the right to terminate contracts for convenience. Multi-year contracts often require funding actions by the government on an annual or more frequent basis. The Company could experience material adverse consequences should such funding actions or other approvals not be taken. In addition to contract cancellations and declines in government budgets, the Company’s business, financial condition, results of operations and cash flows may be adversely affected by competition within a consolidating defense industry, increased government regulation and general economic conditions.

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

The Company also estimates and provides for potential losses that may arise out of litigation and regulatory proceedings to the extent that such losses are probable and can be estimated, in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies. Significant judgment is required in making these estimates and the Company’s final liabilities may ultimately be materially different. The Company’s total liability in respect of litigation and regulatory proceedings is determined on a case-by-case basis and represents an estimate of probable losses after considering, among other factors, the progress of each case or proceeding, the Company’s experience and the experience of others in similar cases or proceedings, and the opinions and views of legal counsel. Given the inherent difficulty of predicting the outcome of the Company’s litigation and regulatory matters, particularly in cases or proceedings in which substantial or indeterminate damages or fines are sought, the Company cannot estimate losses or ranges of losses for cases or proceedings where there is only a reasonable possibility that a loss may be incurred. See Note 12 for information on the Company’s litigation and other proceedings.

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

Revenue from service-type fixed-price contracts is recognized ratably over the contract period or by other appropriate output methods to measure service provided, and contract costs are expensed as incurred. Under fixed-price contracts, other than service-type contracts, revenue is recognized primarily under the percentage of completion method in accordance with American Institute of Certified Public Accountants Statement of Position (“SOP”) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. The risk on a fixed-price contract is estimates of costs to complete the contract may exceed revenues on the contract.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

For all types of contracts, the Company recognizes anticipated contract losses as soon as they become known and estimable. Out-of-pocket expenses that are reimbursable by the customer are included in contract revenue and cost of contract revenue.

Unbilled receivables are the amounts of recoverable contract revenue that have not been billed at the balance sheet date. Generally, the Company’s unbilled receivables relate to revenue that is billed in the month after services are performed. In certain instances, billing is deferred in compliance with contract terms, such as milestone billing arrangements and withholdings, or delayed for other reasons. Costs related to certain U.S. Government contracts, including applicable indirect costs, are subject to audit by the government. Revenue from such contracts has been recorded at amounts the Company expects to realize upon final settlement.

The Company’s Metrigraphics business segment records revenue from product sales upon transfer of both title and risk of loss to the customer, provided there is evidence of an arrangement, fees are fixed or determinable, no significant obligations remain, collection of the related receivable is reasonably assured and customer acceptance criteria have been successfully demonstrated. Product sales are recorded net of sales taxes and net of returns upon delivery.  Amounts billed to customers related to shipping and handling is classified as product sales.  The cost of shipping products to the customer is recognized at the time the products are shipped and is recorded as cost of product sales.

Cash and Cash Equivalents

All cash investments, which consist primarily of money market accounts, have original maturities of three months or less and are classified as cash equivalents.

Contract Receivables

Contract receivables consisted of the following:

	December 31,
	2007	2006
Contract receivables, net:
Billed receivables	$31,884	$27,865
Unbilled receivables:
Revenues recorded in excess of milestone billings on fixed price contract with State of Ohio	7,572	9,377
Retainages and fee withholdings	1,529	1,119
Other unbilled receivables	23,488	26,716
Total unbilled receivables	32,589	37,212
Allowance for doubtful accounts	(903)	(793)
Contract receivables, net	$63,570	$64,284

Contract receivables, net of the established allowance, are stated at amounts expected to be realized in future periods.  Unbilled receivables are amounts that are expected to be billed in accordance with contract terms and delivery schedules, as well as amounts expected to become billable upon final execution of contracts, contract completion, milestones or completion of rate negotiations.  Generally, the Company’s unbilled receivables relate to revenue that is billed in the month after services are performed. Costs related to certain U.S. Government contracts, including applicable indirect costs, are subject to audit by the government. Revenue from such contracts has been recorded at amounts the Company expects to realize upon final settlement.

Contract receivables are classified as current assets in accordance with industry practice.  At December 31, 2006, $493 of the unbilled balance regarding fixed price contract with the State of Ohio was not scheduled to be billed within twelve months.  In addition, $553 and $545 as of December 31, 2007 and 2006, respectively, of unbilled retainages and fee withholdings are not anticipated to be billed within twelve months.

The allowance for doubtful accounts is determined based upon the Company's best estimate of a customer's ability to pay. The factors that influence management’s estimate include historical experience, specific identification and an aging criteria of

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

potential uncollectible accounts. The Company writes off contract receivables when such amounts are determined to be uncollectible. Losses have historically been within management’s expectations.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, and consist of materials, labor and overhead. There are no amounts in inventories relating to contracts having production cycles longer than one year. Total inventories aggregated $584 and $116 at December 31, 2007 and 2006, respectively, and are included in prepaid expenses and other current assets on the accompanying balance sheets.

Property and Equipment

Property and equipment, including improvements that significantly add to productive capacity or extend the asset’s useful life are capitalized and recorded at cost. When items are sold, or otherwise retired or disposed of, operating income is charged or credited for the difference between the net book value and proceeds realized thereon.  Repairs and maintenance costs are expensed as incurred. Property and equipment is depreciated on the straight-line basis over their estimated useful lives.  Estimated useful lives of production equipment typically range from three to five years, while software and furniture and other equipment typically range from three to ten years. Leasehold improvements are amortized over the shorter of the remaining expected term of the lease, considering renewal options, or the life of the related asset. The Company recorded depreciation expense of $3,081, $3,203 and $3,719 during 2007, 2006 and 2005, respectively.

On December 29, 2005, the Company entered into a purchase and sale agreement and lease in connection with a sale and leaseback of its headquarters in Andover, Massachusetts. The net proceeds from the sale, after transaction and other related costs, were $19,275 resulting in a gain of $6,765 which is being recognized over the initial ten year term of the lease. The Company amortized $676 in both 2007 and 2006 and $6 in 2005 of the deferred gain. As of December 31, 2007, the current portion of the deferred gain of $676 was included in other accrued expenses and the remaining $4,733 was included in long-term liabilities in the accompanying balance sheets.

In addition to the sale and leaseback transaction in 2005, the Company recorded disposals of $3,736, $646 and $15,423, during 2007, 2006 and 2005, respectively, of substantially fully-depreciated machinery, equipment and leasehold improvements no longer in use.

Internal Software Development Costs

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

Investments

The Company accounts for investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.  Investments, which are classified as available-for-sale, are carried at fair value and reported as a component of other noncurrent assets in the Company’s Consolidated Balance Sheet.  Realized gains and losses on investments are determined using the specific identification method and reported as a component of selling, general and administrative expenses in the accompanying statements of operations.  Unrealized holding gains and losses, net of related tax effects, are excluded from earnings and are reported in accumulated other comprehensive income, a separate component of stockholders’ equity in the accompanying balance sheets, until realized.

At December 31, 2007, the Company owned shares of an actively traded public entity that had a fair market value of $334 and were included in prepaid expenses and other current assets at December 31, 2007.  The unrealized holding gain of $108, net of a $71 tax effect, was recorded in accumulated other comprehensive income at December 31, 2007.

During 2005, the Company sold its shares of common stock in Lucent Technologies, Inc. (the “Lucent shares”) for $1,997, net of transaction costs, realizing a gain on the sale in the same amount. At December 31, 2005, an additional 74,724 Lucent

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

shares were held in escrow for indemnification related to Lucent’s acquisition of Telica. During the first quarter of 2006, the shares held in escrow were released to the Company in which the Company subsequently sold all of the shares and realized a gain of $211.

The Company also holds investments related to its deferred compensation plan.  These investments, which are classified as trading securities and held in a Rabbi Trust, are carried at fair value and reported as a component of other noncurrent assets.  Unrealized holding gains and losses are included in earnings as a component of other income or expense.  During 2007, 2006 and 2005, net unrealized holding gains of $164, $171 and $121, respectively, related to Rabbi Trust investments were recorded.

Business Combinations

The Company accounts for business acquisitions in accordance with SFAS No. 141, Business Combinations, which requires that the purchase method of accounting be used for all business “combinations” completed after June 30, 2001. The Company determines and records the fair values of assets acquired and liabilities assumed as of the dates of acquisition. The Company utilizes an independent valuation specialist to determine the fair values of identifiable intangible assets acquired in order to determine the portion of the purchase price allocable to these assets.  The Company has not acquired any business since 2004.

Goodwill and Indefinite-lived Intangible Assets

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

The Company assesses goodwill for impairment at least once each year by applying a direct value-based fair value test. Goodwill could be impaired due to market declines, reduced expected future cash flows, or other factors or events. Should the fair value of goodwill at the measurement date fall below its carrying value, a charge for impairment of goodwill would occur in that period. SFAS 142 requires a two-step impairment testing approach. Companies must first determine whether goodwill is impaired and if so, they must value that impairment based on the amount by which the book value exceeds the estimated fair value. As a result of the annual impairment test performed as of December 31, 2007, the Company determined that the carrying amount of goodwill did not exceed its fair value and, accordingly, did not record a charge for impairment.  There can be no assurance that goodwill will not become impaired in future periods.

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

Asset Retirement Obligations

The Company accounts for obligations associated with retirements of long-lived assets under SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 clarifies that the term “conditional asset retirement obligation,” as used in SFAS 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. However, the obligation to perform the asset retirement activity is unconditional even though

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

uncertainty exists about the timing and/or method of settlement. FIN 47 requires that the uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company determined that no obligations were required to be recognized at December 31, 2007 and 2006.

Income Taxes

On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from these positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Interest costs and penalties related to uncertain tax positions continue to be classified as net interest expense and selling, general and administrative costs, respectively, in the Company’s financial statements.

The Company accounts for income taxes using the asset and liability method in accordance with SFAS No. 109, Accounting for Income Taxes, pursuant to which deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the financial statements in the period that includes the enactment date. Valuation allowances are provided if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event it is determined that the Company would not be able to realize its deferred tax asset in excess of their net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. The Company determined that no valuation allowance was required at December 31, 2007 and 2006.

Pension Obligations

The Company adopted the accounting requirements of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R), (“SFAS 158”) as of December 31, 2006.  As required by SFAS 158, the Company will continue to apply the provisions in SFAS No. 87, Employers Accounting for Pensions, in measuring plan assets and benefit obligations associated with its defined benefit pension plan in determining the amount of net periodic benefit cost. SFAS 158 requires entities to measure plan assets and benefit obligations as of the date of their fiscal year end which is effective for the Company’s fiscal year ending on December 31, 2008.  Early application is allowed, however, the Company has elected not to change the measurement date provision as of December 31, 2007.

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

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, contract receivables and accounts payable approximate fair value because of the short-term nature of these instruments. Investment securities are carried at fair value.  The fair value of debt instruments approximates carrying value because these agreements bear interest at variable market rates.

Operating Leases

The Company accounts for operating leases in accordance with the provisions of SFAS No. 13, Accounting for Leases, which require minimum lease payments be recognized on a straight-line basis, beginning on the date that the lessee takes possession or control of the property.  When the terms of an operating lease provide for periods of free rent, rent concessions and/or rent escalations, the Company establishes a deferred rent liability for the difference between the scheduled rent payment and the straight-line rent expense recognized.  The deferred rent liability is amortized over the underlying lease term on a straight-line basis as a reduction of rent expense.  The Company had a deferred rent liability of $1,177 and $1,031 recorded as of December 31, 2007 and 2006, respectively.  The long-term portions of the deferred rent liability of $1,037 and $953 were recorded in other long-term liabilities as of December 31, 2007 and 2006, respectively, and the remaining current portions were recorded in other accrued expenses in the accompanying balance sheets.

Restructuring Costs

The Company recognizes obligations associated with restructuring activities in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, (“SFAS 146”).  SFAS 146 generally requires a liability for costs associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred. The overall purpose of the Company’s restructuring actions is to lower overall operating costs and improve profitability by reducing excess capacities. Restructuring charges are typically reported in selling, general and administrative expenses in the period in which the plan is approved by the Company’s senior management and, where material, the Company’s Board of Directors, and when the liability is incurred.

Comprehensive Income

The Company accounts for comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income.  As it relates to the Company, comprehensive income is defined as net income plus other comprehensive income, which is the sum of changes in additional pension liabilities and unrealized gains and losses on investments available for sale, and is presented net of tax in the accompanying statements of changes in stockholders’ equity and comprehensive income.

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

Share-Based Compensation

The Company accounts for share-based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), and related interpretations.  SFAS 123(R) requires the measurement and recognition of compensation expense based on estimated fair value for all share-based payment awards including stock options, employee stock purchases under employee stock purchase plans, non-vested share awards (restricted stock) and stock appreciation rights. The Company uses the Black-Scholes pricing model as the most appropriate method for determining the estimated fair value of all applicable awards. For share-based awards granted after January 1, 2006, the Company recognized compensation expense based on the estimated grant date fair value method required under SFAS 123(R). For all awards the Company has recognized compensation expense using a straight-line amortization method over the vesting period of the award. As SFAS 123(R) requires that share-based compensation expense be based on awards that ultimately vest, estimated share-based compensation

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

for 2007 and 2006 has been reduced for estimated forfeitures. Pursuant to the income tax provisions included in SFAS 123(R), the Company has elected the “long-form” method of establishing the beginning balance of the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R).

The Company adopted the provisions of SFAS 123(R), using the modified prospective transition method, beginning January 1, 2006.  Accordingly, the Company recorded share-based compensation expense during 2006 for awards granted prior to but not yet vested as of January 1, 2006 as if the fair value method required for pro forma disclosure under SFAS 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures. During the first quarter of 2006, the Company recorded a pre-tax cumulative benefit of accounting change of $146 ($84 net of tax effects) related to estimating forfeitures for restricted stock awards that were unvested as of January 1, 2006.   In accordance with that transition method, the Company has not restated prior periods for the effect of compensation expense calculated under SFAS 123(R).  Prior to the adoption of SFAS 123(R), the Company provided the disclosures required under SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures.” Forfeitures of awards were recognized as they occurred.  The pro forma information for the year ended December 31, 2005 was as follows:

Net income, as reported	$11,433
Add: Share-based employee compensation expense included in reported net income, net of related tax effects	515
Deduct: Total share-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(1,204)
Pro forma net income	$10,744

Earnings per common share:
As reported:
Basic	$1.30
Diluted	$1.24
Pro forma:
Basic	$1.22
Diluted	$1.16

Change in Accounting Principle

The modified prospective transition method of SFAS 123(R) requires an adjustment to record the cumulative effect of a change in accounting principle to reflect the compensation cost that would not have been recognized in prior periods had forfeitures been estimated during those periods.  This adjustment applies only to compensation costs previously recognized in the financial statements for awards that were unvested on the adoption date.  Upon the adoption of SFAS 123(R), the Company recorded a cumulative benefit of accounting change of $84, net of income taxes of $62, related to estimating forfeitures for restricted stock awards that were unvested as of January 1, 2006.

Reclassifications

Certain reclassifications have been made to prior periods, as a result of the current year presentation with no effect on net earnings.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. The provisions of SFAS 157, as issued, are effective for the fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, (“FSP 157-2”) that amended SFAS 157 to delay the effective date of for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). FSP 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

of FSP 157-2. The Company adopted the required provision of SFAS 157 as of January 1, 2008. The Company does not expect the adoption of SFAS 157 to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Although the Company adopted SFAS 159 as of January 1, 2008, the Company has not yet elected the fair value option for any items permitted under SFAS 159.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which amends SFAS No. 141, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively. SFAS 141(R) will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and early adoption is prohibited. The Company does not currently expect the adoption of SFAS 160 to have a material impact on its consolidated financial statements.

NOTE 3.  DISCONTINUED OPERATIONS

During 2005, the Company charged $422 in expenditures against the remaining lease exit cost accrual for its discontinued Encoder Division operations, which was sold in 2003.  The lease on the Encoder facility expired in August 2005. Accordingly, lease payments and payments for other associated costs were made and charged to the accrual through that date. The difference between the fair value of the total lease costs and the total cash payments were charged to discontinued operations as expense through the expiration of the lease term, including sublease income initially estimated at the time the accrual was recorded, but not subsequently realized.

NOTE 4.  SUPPLEMENTAL BALANCE SHEET INFORMATION

The composition of selected balance sheet accounts is as follows:

	December 31,
	2007	2006
Property and equipment, net:
Production equipment	$11,917	$11,942
Software	11,052	11,283
Furniture and other equipment	6,862	8,792
Leasehold improvements	2,375	2,137
Property and equipment	32,206	34,154
Less accumulated depreciation	(22,024)	(22,645)
Property and equipment, net	$10,182	$11,509

Other noncurrent assets:
Deferred compensation plan investments	$1,747	$1,627
Equity investment	1,119	787
Prepaid pension asset	718	-
Other	495	592
Other noncurrent assets	$4,079	$3,006

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

	December 31,
	2007	2006
Accrued compensation and employee benefits:
Accrued payroll and payroll taxes	$6,967	$5,956
Accrued vacation	4,273	4,343
Accrued pension liability	-	2,000
Other	2,488	2,174
Accrued compensation and employee benefits	$13,728	$14,473

Other accrued expenses:
Deferred gain on sale of building	$676	$676
Accrued income taxes	585	946
Amount outstanding under letter of credit	36	1,016
Other	1,951	2,563
Other accrued expenses	$3,248	$5,201

Other long-term liabilities:
Deferred gain on sale of building	$4,733	$5,407
Deferred compensation plan liability	1,747	1,627
Long-term contract payments	-	2,700
Accrued pension liability	-	1,933
Other	1,607	1,138
Other long-term liabilities	$8,087	$12,805

NOTE 5.  GOODWILL AND INTANGIBLE ASSETS

The Company’s identifiable intangible assets consisted solely of customer relationships as of December 31, 2007 and 2006.  The carrying cost of customer relationships for both periods was $12,800, offset by accumulated amortization of $9,731 and $7,129 as of December 31, 2007 and 2006, respectively.  The Company recorded amortization expense for its identifiable intangible assets of $2,602, $2,809 and $3,039 in the years ended December 31, 2007, 2006 and 2005, respectively. At December 31, 2007, estimated future amortization expense for the identifiable intangible assets to be recorded by the Company in subsequent fiscal years was as follows:

Year ending December 31:
2008	$2,038
2009	$1,031

There were no changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2006. The carrying amount of goodwill of $63,055 at December 31, 2007 and December 31, 2006 was included in the Systems and Services segment.

NOTE 6.  INCOME TAXES

Total income tax expense was allocated as follows:

	Year ended December 31,
	2007	2006	2005
Income from operations	$4,682	$2,730	$7,781
Cumulative benefit of accounting change	-	62	-
Stockholders’ equity for compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(77)	(161)	(404)
Other comprehensive income	1,617	1,026	(1,969)
	$6,222	$3,657	$5,408

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

The components of the provision for federal and state income taxes from operations were as follows:

	Year ended December 31,
	2007	2006	2005
Currently payable
Federal	$6,623	$8,041	$4,902
State	1,031	1,433	1,010
Total currently payable	7,654	9,474	5,912

Deferred (prepaid)
Federal	(2,490)	(5,174)	1,493
State	(482)	(1,570)	376
Total deferred (prepaid)	(2,972)	(6,744)	1,869
Provision for income taxes	$4,682	$2,730	$7,781

The major items contributing to the difference between the statutory U.S. federal income tax rate and the Company’s effective tax rate on income from continuing operations were as follows:

	Year ended December 31,
	2007		2006		2005
Provision at statutory rate	$4,124	35.0%	$2,351	35.0%	$6,533	34.0%
State income taxes, net of federal tax benefit	512	4.3	355	5.3	923	4.8
Permanent differences, net	166	1.4	177	2.6	170	0.9
SFAS 123(R) expense	73	0.6	166	2.5	-	-
Change in deferred tax rate	-	-	186	2.8	-	-
Adjustments to tax accruals and reserves	(201)	(1.7)	(266)	(4.0)	127	0.7
Tax credits and state audits	(82)	(0.7)	(226)	(3.4)	-	-
Other, net	90	0.8	(13)	(0.2)	28	0.1
Provision for income taxes	$4,682	39.7%	$2,730	40.6%	$7,781	40.5%

The tax effects of significant temporary differences that comprise deferred tax assets and liabilities are as follows:

	December 31,
	2007	2006
Pension liability	$4,465	$6,010
Deferred gain on sale of building	2,680	2,768
Accrued vacation	1,152	1,163
Accrued expenses	1,050	689
Employee share-based compensation	903	713
Receivables reserves	477	314
Other	5	-
Deferred tax assets	10,732	11,657

Unbilled receivables	(7,476)	(9,207)
Pension funding	(4,749)	(5,675)
Fixed assets and intangibles	(3,348)	(3,052)
Domestic International Sales Corporation	(1,973)	(1,961)
Investment available for sale	(132)	-
Other	(56)	(119)
Deferred tax liability	(17,734)	(20,014)
Deferred tax liability, net	$(7,002)	$(8,357)

Management believes that it is more likely than not that these deferred tax assets will be realized.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

On January 1, 2007, the Company adopted the provisions of FIN 48. The implementation of FIN 48 did not have a material impact on the amount of the Company’s tax liability for unrecognized tax benefits. As of the date of adoption, the Company had $291 of unrecognized tax benefits, of which approximately $100 would affect its effective tax rate if recognized. As of the date of adoption, the Company had approximately $89 of accrued interest and penalties related to unrecognized tax benefits.

At December 31, 2007, the Company had unrecognized tax benefits of $517, which if recognized in future periods, could favorably impact the effective tax rate by approximately $154.  The total amount of accrued interest and penalties resulting from such unrecognized tax benefits was $115 at December 31, 2007.  The change in the unrecognized tax benefits was as follows:

Balance at January 1, 2007	$291
Additions for current year tax positions	237
Reductions for prior year tax positions	(9)
Lapse of statute of limitations	(2)
Balance at December 31, 2007	517
Interest and penalties	115
Total unrecognized tax benefits, including interest and penalties	$632

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

The Company files income tax returns in the U.S. federal jurisdiction and numerous state jurisdictions.  Federal and state tax returns for all years after 2003 are subject to future examination.

NOTE 7.  FINANCING ARRANGEMENTS

The Company’s revolving credit facility (the “credit facility”) provides for a $50,000 three-year revolving credit agreement (the “revolver”) for working capital needs. The bank group, led by Brown Brothers Harriman & Co. as a lender and as administrative agent, also includes TD Banknorth, N.A. and Bank of America, N.A. The revolver matures on September 29, 2009.

The fee on the unused portion of the revolver ranges from 0.25% to 0.50% per annum, depending on the Company’s leverage ratio, and is payable quarterly in arrears. The Company has the option of selecting an annual interest rate for the revolver equal to either: (i) the then applicable LIBOR rate plus 1.50% to 2.50% per annum, depending on the Company’s most recently reported leverage ratio; or (ii) the Base Rate. The Base Rate means the higher of the base rate as announced from time to time by Brown Brothers Harriman & Co. or the Federal Funds Effective Rate plus one-half percent (.50%) per annum.  For those portions of the revolver accruing at the LIBOR rate, the Company has the option of selecting interest periods of 30, 60, 90 or 180 days.

On an ongoing basis, the credit facility requires the Company to meet certain financial covenants, including maintaining a minimum net worth and certain cash flow and debt coverage ratios. The covenants also limit the Company’s ability to incur additional debt, pay dividends, purchase capital assets, sell or dispose of assets, make additional acquisitions or investments, or enter into new leases, among other restrictions. In addition, the credit facility provides that the bank group may accelerate payment of all unpaid principal and all accrued and unpaid interest under the credit facility, upon the occurrence and continuance of certain events of default, including, among others, the following:

•
Any failure by the Company and its subsidiaries to make any payment of principal, interest and other sums due under the credit facility within three (3) calendar days of the date when the payment is due;

•	Any breach by the Company or any of its subsidiaries of certain covenants, representations and warranties;
•	Any default and acceleration of any indebtedness owed by the Company or any of its subsidiaries to any person (other than the bank group) which is in excess of $1,000;

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

•
Any final judgment against the Company or any of its subsidiaries in excess of $1,000 which has not been insured to the reasonable satisfaction of Brown Brothers Harriman & Co. as administrative agent;

•	Any bankruptcy (voluntary or involuntary) of the Company or any of its subsidiaries;
•	Any material adverse change in the business or financial condition of the Company and its subsidiaries; or
•	A change in control of the Company, as described in the credit facility.

At December 31, 2007, the Company was in compliance with its debt covenants.

Outstanding debt

The Company’s outstanding debt of $7,737 and $15,000 at December 31, 2007 and 2006, respectively, consisted of net borrowings against the revolver.  The interest rate on $5,000 of the outstanding balance at December 31, 2007 was 6.34% based on the 60-day LIBOR option elected on December 31, 2007.  The interest rate on the remaining $2,737 outstanding balance at December 31, 2007 was 7.25% based on a base rate option that was in effect on December 31, 2007. The interest rate for the outstanding debt at December 31, 2006 was 6.87% based on the 90-day LIBOR option elected on October 5, 2006.  Borrowings under the revolver have been classified as a long-term liability.  The repayment of borrowings under the revolver is contractually due on the maturity of the credit facility, however the Company may repay at any time prior to that date.  At December 31, 2007, the remaining available balance to borrow against the revolver was $41,232.

NOTE 8.  EMPLOYEE BENEFIT PROGRAMS

Defined Benefit Pension Plan

On October 25, 2006, the Company’s Board of Directors approved amendments to the Company’s Defined Benefit Pension Plan (the “Pension Plan”) and to the Company’s 401(k) Savings and Investment Plan (the “401(k) Plan”).  The Pension Plan amendment removed the 3% annual benefit inflator for active participants in the Pension Plan which froze each participant's calculated pension benefit as of December 31, 2006.  The Pension Plan amendment resulted in a curtailment to the Pension Plan which was accounted for under the provisions of SFAS No. 88, Employers’ Accounting for Settlements and Curtailments and for Termination Benefits.

The Company’s Pension Plan is non-contributory, covering substantially all employees of the Company who had completed a year of service prior to July 1, 2002.  Membership in the Pension Plan was frozen effective July 1, 2002 by approved actions by the Company’s Board of Directors in 2001.

The Company’s funding policy is to contribute at least the minimum amount required by the Employee Retirement Income Security Act of 1974. Additional amounts are contributed to assure that plan assets will be adequate to provide retirement benefits. The Company expects to contribute $500 to fund the Pension Plan in 2008.

In 2003, the Company changed its Pension Plan measurement date to November 30 to facilitate its fiscal year-end accounting for and disclosure of its Plan assets, liabilities, income and expense.  As required by SFAS No. 158, the Company’s Pension Plan measurement date will be changed to December 31 beginning in 2008.

Net Periodic Pension Cost

	Year ended December 31,
	2007	2006	2005
Interest cost	$3,955	$3,995	$3,937
Expected return on plan assets	(5,811)	(5,117)	(4,407)
Recognized actuarial loss	1,104	1,717	1,503
Net periodic pension cost (income)	$(752)	$595	$1,033

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

Obligations and Funded Status
	December 31,
	2007	2006
Change in benefit obligation
Benefit obligation at beginning of year	$70,006	$70,761
Curtailment	-	(3,012)
Interest cost	3,955	3,995
Benefits paid	(2,760)	(2,625)
Actuarial (gain) loss	(3,859)	887
Benefit obligation at end of year	67,342	70,006
Change in plan assets
Fair value of plan assets at beginning of year	66,073	56,260
Actual return on plan assets	4,747	7,218
Employer contributions	-	5,220
Benefits paid	(2,760)	(2,625)
Fair value of plan assets at end of year	68,060	66,073
Funded status	$718	$(3,933)

Amounts recognized in the consolidated balance sheets consist of:
	December 31,
	2007	2006
Other noncurrent assets	$718	$-
Accrued compensation and employee benefits	-	(2,000)
Other long-term liabilities	-	(1,933)
Net amount recognized	$718	$(3,933)

Additional Information

The accumulated benefit obligation for the Pension Plan was $67,342 and $70,006 at December 31, 2007 and 2006, respectively.  During 2006, the accumulated benefit obligation was in excess of plan assets.  The Company reduced its additional liability by $3,899 to reflect the required pension liability of $11,260 at December 31, 2007.  In 2006, the additional liability was reduced by $2,588 to reflect the required pension liability of $15,159.  These amounts are reflected, net of related tax effects, in the caption “Accumulated other comprehensive loss” a separate component of stockholders’ equity in the accompanying balance sheets.

The reconciliation of the unrecognized net actuarial loss was as follows:

	Beginning		Experience	Effect of	Ending
	Balance	Amortization	Loss/(Gain)	Curtailment	Balance
2007	$15,159	$(1,104)	$(2,795)	$-	$11,260
2006	$21,102	$(1,717)	$(1,214)	$(3,012)	$15,159

The Company expects to recognize amortization expense related to the net actuarial loss of approximately $585 in 2008.

Assumptions

The assumed discount rate, which is intended to be the actual rate at which benefits could effectively be settled, is determined by a spot-rate yield curve method. The spot-rate yield curve is employed to match the plan assets cash outflows with the timing and amount of the expected benefit payments.

The assumed expected rate of return on plan assets, which is the average return expected on the funds invested or to be invested to provide future benefits to pension plan participants, is determined by an annual review of historical plan assets returns and consulting with outside investment advisors.  In selecting the expected long-term rate of return on assets, the Company considered its investment return goals stated in the Pension Plan’s investment policy. The Company, with input from

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

the Pension Plan’s professional investment managers, also considered the average rate of earnings expected on the funds invested or to be invested to provide Pension Plan benefits. This process included determining expected returns for the various asset classes that comprise the Pension Plan’s target asset allocation. Based on this analysis, the Company’s overall expected long-term rate of return on assets was over 9.0%; however, the Company determined that the selection of a 9.0% long-term asset return assumption is appropriate and prudent. This basis for selecting the expected long-term asset return assumption is consistent with the prior year.

The following assumptions were used to determine the benefit obligations and net periodic benefit costs:

		December 31,
		2007	2006
Used to determine benefit obligations
Discount rate		6.25%	5.75%
Rate of compensation increase		N/A	N/A

	Year Ended December 31,
	2007	2006	2005
Used to determine net periodic benefit costs
Discount rate	5.75%	5.75%	6.00%
Expected rate of return on assets	9.00%	9.00%	9.00%
Rate of compensation increase	N/A	N/A	N/A

Plan Assets

The Company’s investment policy includes a periodic review of the Pension Plan’s investment in the various asset classes. The Company’s asset allocations by asset category are as follows:

	Target	December 31,
	Allocation	2007	2006
Equity securities	60%	64%	66%
Debt securities	38	31	27
Other	2	5	7
	100%	100%	100%

The Pension Plan’s assets did not include any of the Company’s common stock at December 31, 2007 and 2006.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year ending December 31:
2008	$3,315
2009	$3,497
2010	$3,665
2011	$3,894
2012	$4,182
Five subsequent fiscal years ending December 31, 2017	$23,595

401(k) Plan

The Company also maintains a cash or deferred savings plan, the 401(k) Plan. All employees are eligible to elect to defer a portion of their salary and contribute the deferred portion to the 401(k) Plan.

On January 1, 2007, the 401(k) Plan was restructured with two components: (i) a Company matching contribution to 100% of the first 2% of the employee contribution and an additional 50% of the next 4% of the employee contribution; and (ii) a discretionary profit sharing contribution by the Company, even if the employee does not contribute to the 401(k) Plan.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

Employee contributions and the Company’s matching and past core contributions are invested in one or more collective investment funds at the participant’s direction. The Company’s matching and past core contributions are subject to forfeitures of any non-vested portion if termination occurs.  The vesting of the Company’s matching and future profit sharing contribution was also restructured effective January 1, 2007.  The restructured vesting of the Company’s matching contribution is 25% after one year and 100% after the second year.  The restructured vesting of future profit sharing contributions is 100% cliff vesting after three years.  The Company’s contributions, net of forfeitures, charged to expense aggregated $3,188, $3,383 and $3,033 in 2007, 2006 and 2005, respectively.

Supplemental Executive Retirement Plan

The Company has a Supplemental Executive Retirement Plan, or SERP, for certain former key employees providing for annual benefits commencing on the sixth anniversary of the executive’s retirement. The cost of these benefits is being charged to expense and accrued using a projected unit credit method. Expense related to this plan was $36 in 2007, $80 in 2006, and $25 in 2005. The liability related to the SERP, which is unfunded, was $383 and $417 at December 31, 2007 and 2006, respectively. These amounts represent the amounts the Company estimates to be the present value of the obligation at each respective date.

Deferred Compensation Plans

The Company has a deferred compensation plan approved by the Board of Directors that allows certain employees the ability to annually elect to defer up to 100% of any cash incentive payments from the Company and any salary in excess of the FICA earnings ceiling. Employee contributions are invested in selected mutual funds held within a Rabbi Trust. These investments, which the Company has classified as trading securities as permitted by SFAS No. 115, are recorded at fair value and reported as a component of other noncurrent assets in the accompanying balance sheets. Amounts recorded as deferred compensation liabilities are adjusted to reflect the fair value of investments held by the Rabbi Trust. Changes in obligations to participants as a result of gains or losses on the fair value of the investments are reflected as a component of compensation expense. At December 31, 2007 and 2006, $1,747 and $1,627, respectively, had been deferred under the plan.

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

NOTE 9.  SHARE–BASED COMPENSATION

Share-Based Compensation Plans

The Company has four shareholder approved equity incentive plans, which are administered by the Compensation Committee of the Board of Directors (the “Committee”). The Committee determines which employees receive grants, the number of shares or options granted and the exercise prices of the shares covered by each grant.

The Company’s 1993 Equity Incentive Plan (the “1993 Plan”) expired in April 2003.  The 1993 Plan permitted the Company to grant incentive stock options, nonqualified stock options, stock appreciation rights, awards of nontransferable shares of restricted common stock and deferred grants of common stock. The option price of incentive stock options was not less than the fair market value at the time the option was granted. The option period was not greater than 10 years from the date the option was granted. Normally the stock options were exercisable in three equal installments beginning one year from the date of the grant. Through shareholder approval, 580,800 shares were reserved for the 1993 Plan. A total of 30,000, 83,180 and 108,081 stock options were outstanding under the 1993 Plan, of which 30,000, 83,180 and 107,580 stock options were exercisable, at December 31, 2007, 2006 and 2005, respectively.

The Company’s 1995 Stock Option Plan for Non-employee Directors (the “1995 Plan”) expired in April 2005.  The 1995 Plan provided for each outside director to receive options to purchase 5,000 shares of common stock at the first annual meeting at which the director was elected. As long as he or she remained an eligible director, the director received options to purchase 1,000 shares of common stock at each annual meeting. Eligible directors could not be an employee of the Company or one of its subsidiaries or a holder of five percent or more of the Company’s common stock. The exercise price of these options was the

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

fair market value of the common stock on the date of grant. Each option was non-transferable except upon death and expires 10 years after the date of grant. The options became exercisable in three equal installments on the first, second and third anniversaries of the date of grant. A total of 132,000 shares were reserved for issuance. A total of 14,614, 20,614 and 20,614 stock options were outstanding under the 1995 Plan, of which 14,614, 18,947 and 15,613 stock options were exercisable, at December 31, 2007, 2006 and 2005, respectively.

The Company’s 2000 Incentive Plan (the “2000 Plan”) allows the Company to grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards and deferred grants of common stock. In the case of incentive stock options, the option price will not be less than the fair market value of the stock at the date of grant. The option period will not exceed 10 years from the date of grant. The terms of the 2000 Plan are substantially similar to those of the 1993 Plan. A total of 1.5 million shares were reserved for issuance, of which 96,434 shares remained available at December 31, 2007. A total of 717,464, 786,885 and 860,698 stock options were outstanding under the 2000 Plan, of which 222,464, 236,217 and 273,362 stock options were exercisable, at December 31, 2007, 2006 and 2005, respectively.

All restricted stock awards granted by the Company were issued under the 2000 Plan. Shares of restricted stock of the Company may be granted at no cost to employees.  Recipients are entitled to cash dividends and to vote their respective shares.  Restrictions limit the sale or transfer of these shares until they vest, which is typically over three years.  The Company granted 99,300, 69,900 and 111,580 restricted stock awards during the years ended December 31, 2007, 2006 and 2005, respectively, of which 223,330, 212,264 and 221,816 awards were unvested and outstanding as of December 31, 2007, 2006 and 2005, respectively.

During 2001, the Board of Directors approved the Executive Long Term Incentive Program (the “ELTIP”), implemented under the provisions of the 2000 Plan. The ELTIP provides incentives to program participants through a combination of stock options and restricted stock grants, which vest fully in seven years. The ELTIP allows for accelerated vesting based on the Company’s achievement of specified financial performance goals. During 2001, the Company granted stock options totaling 750,000 shares of common stock at fair market value and awarded 121,000 shares of restricted common stock under the ELTIP.   Included in the 2000 Plan amounts stated above, a total of 495,000, 540,000 and 565,000 stock options and 77,000, 84,000 and 89,000 restricted stock awards were outstanding and not yet vested under the ELTIP at December 31, 2007, 2006 and 2005, respectively. The ELTIP stock option and restricted stock awards will fully vest in May 2008.

The Company’s 2003 Incentive Plan (the “2003 Plan”) allows the Company to grant incentive stock options, non-qualified stock options, stock appreciation rights, awards of nontransferable shares of restricted common stock and deferred grants of common stock up to a total of 400,000 shares to directors or key employees of the Company. The terms of the 2003 Plan are substantially similar to those of the 2000 Plan. There were no awards granted under the 2003 Plan from its inception.

During 1999, the Company granted a key executive officer 250,000 non-qualified stock options that were not part of an approved shareholder plan. Twenty percent of the options vested immediately and an additional twenty percent vested in each successive year from the date of the grant. The option price for these grants was the fair market value at the time of the grant. For the three years ended December 31, 2007, a total of 250,000 stock options were outstanding and exercisable.  These stock options expire in November 2009.

Employee Stock Purchase Plan

The Company’s shareholders approved the 2000 Employee Stock Purchase Plan (the “ESPP”) which is designed to give eligible employees an opportunity to purchase common stock of the Company through accumulated payroll deductions. All employees of the Company or designated subsidiaries who customarily work at least 20 hours per week and do not own five percent or more of the Company’s common stock are eligible to participate in the ESPP. A total of 1,300,000 shares are available for issuance under the ESPP, of which 484,434 shares were remaining at December 31, 2007.   In 2007, 2006 and 2005, a total of 59,662, 140,542 and 129,545 shares were issued, respectively, under the ESPP.

On October 25, 2006, the Company’s Board of Directors approved an amendment to eliminate the “look-back” option and to reduce the stock purchase discount from 15% to 5% under the ESPP effective November 1, 2006.  Under SFAS 123(R), this amendment results in the Company accounting for shares purchased in connection with the ESPP as non-compensatory as of the effective date.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

Share-Based Compensation Costs

Total share-based compensation cost reported in the Consolidated Statements of Operations was as follows:

	Year ended December 31,
	2007	2006	2005
Cost of products and services	$605	$1,065	$-
Selling, general and administrative	1,035	1,163	865
Cumulative effect of accounting change	-	(146)	-
Total share-based compensation expense	$1,640	$2,082	$865

Valuation Assumptions

The fair value of share-based awards for employee stock option awards and employee stock purchases made under the ESPP was estimated using the Black-Scholes pricing model. During 2005, the Company realigned its approach to share-based compensation by increasing the issuance of restricted stock awards and reducing the issuance of stock options.  As a result, no stock options were awarded during 2007 and 2006.  The following weighted average assumptions were used for stock option issued during 2005:  risk-free rate of 3.87%; dividend yield of zero; volatility of 66.38%; and expected life of 6.5 years.

During 2007, valuation assumptions were not required for employee stock purchases due to the amendment to the ESPP.  The following weighted average assumptions were used for employee stock purchases under the ESPP during 2006 and 2005:  risk-free rate of 4.77% and 3.00%, respectively; dividend yield of zero for both periods; volatility of 27.09% and 33.05%, respectively; and expected life of three months for both periods.

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

Stock Option Award Activity

The following table summarizes stock option activity under all plans:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value
Outstanding at December 31, 2006	1,140,679	$8.37
Granted	-	$-
Exercised	(74,917)	$7.45
Cancelled	(53,684)	$10.29
Outstanding at December 31, 2007	1,012,078	$8.34	3.0	$3,030
Exercisable at December 31, 2007	517,078	$7.76	2.7	$2,100

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

The weighted-average grant-date fair value of stock options granted during 2005 was $12.08.  No stock options were granted during the years ended December 31, 2007 and 2006.  Cash proceeds received, the intrinsic value and the total tax benefits realized resulting from stock option exercises were as follows:

	Year ended December 31,
	2007	2006	2005
Amounts realized or received from stock option exercises:
Cash proceeds received	$558	$351	$1,635
Intrinsic value realized	$279	$384	$1,147
Income tax benefit realized	$70	$134	$353

The total income tax benefit realized from exercised stock options and ESPP transactions for 2007, 2006 and 2005 was $77, $161 and $404, respectively.  These amounts were reported as a financing cash inflow with a corresponding operating cash outflow in 2007 and 2006 and as an operating cash inflow in 2005 in the accompanying Consolidated Statement of Cash Flows.  During 2007, the Company also recorded SFAS 123(R) tax deficiencies on its equity awards of $68 against its pool of excess tax benefits.  At December 31, 2007, the remaining pool of excess tax benefits was depleted and as a result any future SFAS 123(R) tax deficiencies will be recorded directly to earnings.  As of December 31, 2007, the total unrecognized compensation cost related to stock options was $257, which is expected to be recognized over a weighted-average period of approximately five months.

Restricted Stock Award Activity

The following table summarizes restricted stock activity under the 2000 Plan:

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value
Nonvested at December 31, 2006	212,264	$12.86
Granted	99,300	$11.43
Vested	(68,510)	$15.45
Cancelled	(19,724)	$12.82
Nonvested at December 31, 2007	223,330	$11.43

The total fair value of restricted shares vested during 2007, 2006 and 2005 was $1,059, $833 and $629, respectively. As of December 31, 2007, the total unrecognized compensation cost related to restricted stock awards was $1,311, which is expected to be amortized over a weighted-average period of approximately 1.9 years.

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

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

Unearned Compensation

As required by SFAS 123(R), the unearned compensation balance of $1,850 as of December 31, 2005, which was accounted for under APB 25, was reclassified into capital in excess of par value upon the Company’s adoption of SFAS 123(R).

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss of $6,745 as of December 31, 2007 consisted of aggregate additional pension liability adjustments of $6,853, net of a $4,407 tax effect, partially offset by unrealized holding gain on investments of $108, net of a $71 tax effect.  Accumulated other comprehensive loss as of December 31, 2006 consisted solely of an aggregate additional pension liability adjustments of $9,206, net of a $5,953 tax effect.

The related tax effects allocated to each component of other comprehensive income (loss) was as follows:

	Before	Tax	Net of
	Tax	(Expense)	Tax
	Amount	Benefit	Amount
Year ended December 31, 2005
Minimum pension liability adjustment	$(2,485)	$976	$(1,509)
Unrealized gains on investments:
Unrealized holding losses arising during the period	(531)	207	(324)
Less: reclassification adjustment for gains realized in net income	(1,997)	786	(1,211)
Net unrealized gains	(2,528)	993	(1,535)
Other comprehensive loss	$(5,013)	$1,969	$(3,044)

Year ended December 31, 2006
Pension liability adjustment	$2,588	$(1,026)	$1,562
Unrealized gains on investments:
Unrealized holding gains arising during the period	211	(89)	122
Less: reclassification adjustment for gains realized in net income	(211)	89	(122)
Net unrealized gains	-	-	-
Other comprehensive income	$2,588	$(1,026)	$1,562

Year ended December 31, 2007
Pension liability adjustment	$3,899	$(1,546)	$2,353
Unrealized holding gains arising during the period	179	(71)	108
Other comprehensive income	$4,078	$(1,617)	$2,461

Earnings Per Share

Due to their antidilutive effect, approximately 80,500, 77,000 and 96,800 options to purchase common stock were excluded from the calculation of diluted earnings per share for the years ended December 31, 2007, 2006 and 2005, respectively. However, these options could become dilutive in future periods. The following table sets forth the reconciliation of the weighted average shares outstanding:

	Year Ended December 31,
	2007	2006	2005
Weighted average shares outstanding - Basic	9,326,907	9,099,897	8,809,644
Dilutive effect of stock options and restricted stock grants	322,990	326,638	443,878
Weighted average shares outstanding - Diluted	9,649,897	9,426,535	9,253,522

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

NOTE 11.  BUSINESS SEGMENT, GEOGRAPHIC, MAJOR CUSTOMER AND RELATED PARTY INFORMATION

Business Segment

The Company has two reportable business segments: Systems and Services, and Metrigraphics.

The Systems and Services segment provides support in the primary mission areas of  Information Technology (“IT”), Logistics and Readiness, Systems Integration and Technical Services, C4ISR, Homeland Security, Health and Human Services, and Intelligence/Space to government customers. The segment is comprised of three operating groups that provide similar services and solutions and are subject to similar regulations. These services and solutions include: (i) design, development, operation and maintenance of Business Intelligence Systems, Business Transformation Services, Engineering Services, Acquisition Management Services, Training and Performance Support Systems and Services, (ii) Automated Case Management Systems; and (iii) IT Infrastructure Services.

The Metrigraphics segment develops and produces components for original equipment manufacturers in the medical electronics, computer peripheral device, telecommunications and other industries, with the focus on the custom design and manufacture of miniature electronic parts that are designed to meet ultra-high precision requirements through the use of electroforming, thin film deposition and photolithography technologies.

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

Results of operations information for the Company’s business segments were as follows:

	Year ended December 31,
	2007	2006	2005
Revenues from external customers
Systems and Services	$224,676	$252,890	$293,662
Metrigraphics	4,901	6,097	6,778
	$229,577	$258,987	$300,440
Gross margin
Systems and Services	$37,160	$33,914	$48,096
Metrigraphics	(53)	1,202	1,566
	$37,107	$35,116	$49,662
Operating income (loss)
Systems and Services	$13,826	$8,066	$20,819
Metrigraphics	(1,147)	105	486
	$12,679	$8,171	$21,305
Depreciation and amortization
Systems and Services	$4,755	$5,385	$5,821
Metrigraphics	212	365	347
Segment depreciation and amortization	4,967	5,750	6,168
Corporate depreciation and amortization	716	262	590
	$5,683	$6,012	$6,758
Capital expenditures
Systems and Services	$1,267	$2,243	$3,664
Metrigraphics	112	17	63
Segment capital expenditures	1,379	2,260	3,727
Corporate capital expenditures	409	222	844
	$1,788	$2,482	$4,571

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

Asset information for the Company’s business segments and a reconciliation of segment assets to the corresponding consolidated amounts is as follows:

	December 31,
	2007	2006
Segment assets
Systems and Services	$136,541	$143,793
Metrigraphics	2,229	1,756
Total segment assets	138,770	145,549
Corporate assets	11,183	14,303
	$149,953	$159,852

Corporate assets are primarily comprised of cash and cash equivalents, the PeopleSoft-based enterprise business system, deferred tax assets, certain corporate prepaid expenses and other current assets and valuation allowances.

Geographic

Revenue is attributed to geographic areas based on the customer’s location. The Company does not have locations outside the U.S.; however, in rare instances, it may have contracts with sales representatives located in foreign countries and provide services at customer locations outside the U.S. Domestic revenues comprised approximately 99% of revenues in the three years ended December 31, 2007.  The Company’s long-lived assets of $80,385 and $83,241, at December 31, 2007 and 2006, respectively, were located in the U.S.  Long-lived assets included property and equipment, goodwill, intangible assets and other noncurrent assets.

Major Customers

Revenues from DoD customers accounted for approximately 78%, 80% and 78% of total revenues in 2007, 2006 and 2005, respectively. Revenues earned from a significant DoD customer, as a percentage of the Company’s total revenues, was as follows:

	Year Ended December 31,
	2007		2006		2005
	Revenue	%	Revenue	%	Revenue	%
Air Force Aeronautical Systems Center	$24,565	11%	$47,870	18%	$48,693	16%

The outstanding contract receivables balance of this customer was as follows:

	December 31,
	2007	2006
Air Force Aeronautical Systems Center	$5,261	$5,433

The Company had no other customer in any of the three years ended December 31, 2007 that accounted for more than 10% of revenues.

Related Party

Through its wholly owned subsidiary, HJ Ford, the Company has a 40% interest in HMRTech which is accounted for using the equity method.   The Company, through HJ Ford, also had a 40% ownership interest in HMRTech/HJ Ford SBA JV, LLC, (the “Joint Venture”).  The Joint Venture was formed with HMRTech.  Revenues from HMRTech included in contract revenues for 2007, 2006 and 2005 were $365, $406 and $540, respectively. The amounts due from HMRTech included in contract receivables at December 31, 2007 and 2006 were $52 and $50, respectively.

In September 2007, the Company sold its 40% interest in the Joint Venture back to the Joint Venture.  The Joint Venture, which was formed by HMRTech and HJ Ford under the SBA Mentor-Protégé program, was accounted for using the equity method of accounting.  The Company received $4 in proceeds from the transaction, representing the Company’s original

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

investment in the Joint Venture. The Company continues to be a subcontractor to the Joint Venture on existing CAPS contract task orders until such task orders are completed.

Revenues recognized by the Company as a subcontractor to the Joint Venture for 2007 and 2006 were $20,935 and $1,837, respectively.  Charges by the Company for administrative services to the Joint Venture under the terms of the Services Agreement for 2007 and 2006 were $1,155 and $102, respectively.  A new Services Agreement was entered into effective October 1, 2007 under which the Company charges HMRTech for administrative services at 2.8% of revenues derived from the CAPS contract.  Revenues under this arrangement were $281 in 2007.

The table below presents the various amounts included in the accompanying balance sheets related to the above mentioned transactions with the Joint Venture:

	December 31,
	2007	2006
Contract receivables	$4,486	$1,837
Other receivables, net	$314	$110

NOTE 12.  COMMITMENTS AND CONTINGENCIES

Commitments

The Company conducts its operations in facilities that are under long-term operating leases. These leases expire at various dates through 2015, with options to renew as negotiated between the Company and its landlords. The Company does not believe that exercise of any of its lease renewal options are reasonably assured and, accordingly, the exercise of such options has not been assumed in the accounting for leasehold improvements and the deferred gain on the sale of the corporate office facility. Rent expense under these leases (inclusive of real estate taxes and insurance) was $6,132 in 2007, $6,600 in 2006 and $5,446 in 2005.

Minimum lease commitments, primarily for facilities under non-cancelable operating leases and related sublease income in effect at December 31, 2007 were as follows:

	Operating
	Lease	Sublease
	Commitment	Income
Year ended December 31:
2008	$7,462	$1,360
2009	6,888	1,507
2010	6,006	1,474
2011	3,377	642
2012	2,561	-
2013 and thereafter	7,388	-
	$33,682	$4,983

The Company has an outstanding letter of credit aggregating $1,031 at December 31, 2007 related to the sale and leaseback of the Company’s headquarters in 2005.  The agreement provides that the Company pay for certain improvements by the end of the third lease year.  At December 31, 2007, the improvements were substantially completed; however the letter of credit is required to be maintained until 45 days after the completion of the improvements.

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

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

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

On October 26, 2000, two former Company employees were indicted and charged with conspiracy to defraud the U.S. Air Force and wire fraud, among other charges, arising out of a scheme to defraud the U.S. out of approximately $10 million. Both men subsequently pled guilty to the principal charges against them. On October 9, 2003, the U.S. Attorney filed a civil complaint in the U.S. District Court for the District of Massachusetts against the Company based in substantial part upon the actions and omissions of the former employees that gave rise to the criminal cases against them. In the civil action, the U.S. Attorney has asserted three claims against the Company, which are not additive.  These claims, which would not be duplicately awarded, are based on the False Claims Act, the Anti-Kickback Act, or breach of contract for which the government estimates damages at approximately $24 million, $20 million and $10 million, respectively.  The U.S. Attorney is also seeking recovery on certain common law claims, costs, equitable claims, and interest on breach of contract damages.  On February 14, 2007, the U.S. Attorney filed a motion for summary judgment as to liability and as to damages in this matter. The Company filed an opposition to the government’s motion which includes substantive defenses.  The Company is awaiting a decision from the court at this time.  While there can be no assurance as to the ultimate disposition of this case, the Company considers it to be probable that the court may grant summary judgment as to the breach of contract liability claim and more likely than not, but not probable, that the court may grant summary judgment as to the False Claims Act  liability claim. For the claim in which management believes an unfavorable outcome is probable, the Company has recognized its estimated liability.  The Company believes, however, that it is unlikely the court would grant summary judgment as to the government’s claim of damages, in which circumstance the case would proceed to trial as to damages.  If, upon conclusion of summary judgment, liability claims are entered against the Company, the Company estimates that it would become liable for repayment of certain contract billings and penalties that together are expected to range from approximately $181 to $1,750, excluding the outcome as to damages.  Regarding the alleged actual damages, the Company believes that it has substantive defenses and intends to vigorously defend itself.  The Company presently has insufficient information to quantify potential actual damages, if any.  As a result, the ultimate outcome of the litigation as to damages remains indeterminate.  If an unfavorable determination is rendered, the outcome would have a material adverse effect on the Company’s business, financial position, results of operations and cash flows.

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

On June 28, 2005, a suit, characterized as a class action employee suit, was filed in the U.S. District Court for the District of Massachusetts alleging violations of the Fair Labor Standards Act and certain provisions of Massachusetts General Laws. The Company believes that its practices complied with the Fair Labor Standards Act and Massachusetts General Laws. The Company intends to vigorously defend itself and has sought to have the complaint dismissed from District Court and addressed in accordance with the Company’s mandatory dispute resolution program for the arbitration of workplace complaints. On April 10, 2006, the U.S. District Court for the District of Massachusetts entered an order granting in part the Company’s motion to dismiss the civil action filed against the Company, and to compel compliance with its mandatory dispute resolution program, directing that the parties arbitrate the aforementioned claims, and striking the class action waiver which was part of the dispute resolution program. Following the District Court’s decision, the plaintiffs commenced an arbitration before the American Arbitration Association, asserting the same claims as they asserted in the District Court.  An arbitrator has been selected, but no substantive action has occurred in the arbitration. On January 26, 2007 the Company filed an appeal with the United States Court of Appeals for the Second Circuit appealing the portion of the District Court’s decision that the class action waiver is not enforceable. The U.S. Court of Appeals on November 19, 2007 concurred with the District Court’s opinion that the matter should proceed in arbitration and remanded the matter to the District Court.  The parties have informed the District Court that they will proceed in arbitration as a class action.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

NOTE 13.  QUARTERLY RESULTS (UNAUDITED)

	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter	Year
2007
Revenues	$56,780	$58,010	$58,328	$56,459	$229,577
Cost of contract revenue and product sales	$48,081	$48,660	$49,020	$46,709	$192,470
Gross profit	$8,699	$9,350	$9,308	$9,750	$37,107
Operating income	$2,451	$2,936	$3,396	$3,896	$12,679
Net income	$1,123	$1,514	$1,919	$2,546	$7,102
Earnings per share:
Basic(1)	$0.12	$0.16	$0.21	$0.27	$0.76
Diluted(1)	$0.12	$0.16	$0.20	$0.26	$0.74
2006
Revenues	$68,213	$67,278	$63,161	$60,335	$258,987
Cost of contract revenue and product sales	$58,243	$59,609	$54,973	$51,046	$223,871
Gross profit	$9,970	$7,669	$8,188	$9,289	$35,116
Operating income	$2,635	$930	$1,927	$2,679	$8,171
Income before cumulative effect of accounting change	$1,390	$176	$921	$1,501	$3,988
Net income	$1,474	$176	$921	$1,501	$4,072
Earnings per share on income before cumulative effect of accounting change:
Basic(1)	$0.15	$0.02	$0.10	$0.16	$0.44
Diluted(1)	$0.15	$0.02	$0.10	$0.16	$0.42
Earnings per share on net income:
Basic(1)	$0.16	$0.02	$0.10	$0.16	$0.45
Diluted(1)	$0.16	$0.02	$0.10	$0.16	$0.43

(1)
Basic and diluted earnings per common share is computed independently for each of the quarters presented; accordingly, the sum of the quarterly earnings per common share may not equal the total computed for the year.

DYNAMICS RESEARCH CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

		Additions
	Balance at	Charged to	Charged to	Deductions	Balance at
	Beginning	Costs and	Other	and	End of
	of Period	Expenses	Accounts(A)	Write-Offs	Period
Allowance for doubtful accounts
Year ended December 31,
2007	$793	$212	$-	$(102)	$903
2006	$588	$215	$-	$(10)	$793
2005	$644	$107	$70	$(233)	$588

(A)	Recovery of previously reserved amounts and other adjustments.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) evaluated, together with other members of senior management, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2007; and, based on this review, the Company’s CEO and CFO concluded that, as of December 31, 2007, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by it in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management Annual Report on Internal Control over Financial Reporting

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

A material weakness is a deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 5), or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. Based on this assessment, management concluded that, as of December 31, 2007, the Company’s internal control over financial reporting was effective.

Attestation Report of Registered Public Accounting Firm

The Company’s internal control over financial reporting as of December 31, 2007 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarterly period ended December 31, 2007 that has materially effected, or is reasonably likely to materially effect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Dynamics Research Corporation:

We have audited Dynamics Research Corporation’s (a Massachusetts corporation) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Dynamics Research Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Dynamics Research Corporation’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Dynamics Research Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dynamics Research Corporation as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 13, 2008 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Boston, Massachusetts
March 13, 2008

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to Directors of the Company required by this item is hereby incorporated by reference to the Company’s definitive proxy statement to be filed by the Company within 120 days after the close of its fiscal year. Information with respect to the Executive Officers of the Company is included in Part I, Item 4 of this Annual Report on Form 10-K.

The Company has adopted a code of ethics applicable to all of its directors, officers and employees including its CEO, CFO and principle accounting officer.  A copy of the Company’s Standards of Ethics and Conduct may be obtained free of charge through the Company’s internet website at http://www.drc.com by choosing the “Corporate Governance” link under Corporate Information and then choosing the “Conduct” link.

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)  Documents filed as part of the report:

(1)  Financial Statements

The consolidated financial statements of the Company are listed in the index under Part II, Item 8 of this Annual Report on Form 10-K.

(2) Financial Statement Schedules

The Schedule II Valuation and Qualifying Accounts and Reserves of the Company are listed in the index under Part II, Item 8 of this Annual Report on Form 10-K. Other financial statements schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the supplementary consolidated financial statements or notes thereto.

(3) Exhibits

The exhibits that are filed with this Annual Report on Form 10-K, or that are incorporated herein by reference, are set forth in the Exhibit Index hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNAMICS RESEARCH CORPORATION

Date: March 17, 2008	/s/ James P. Regan
James P. Regan
President, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James P. Regan	President, Chairman and Chief Executive Officer (Principal Executive Officer)	March 17, 2008
James P. Regan

/s/ David Keleher	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 17, 2008
David Keleher

/s/ John S. Anderegg, Jr.	Director	March 17, 2008
John S. Anderegg, Jr.

/s/ Francis J. Aguilar	Director	March 17, 2008
Francis J. Aguilar

/s/ Gen. George T. Babbitt, Jr.	Director	March 17, 2008
Gen. George T. Babbitt, Jr.

/s/ Kenneth F. Kames	Director	March 17, 2008
Kenneth F. Kames

/s/ Lt. Gen. Charles P. McCausland	Director	March 17, 2008
Lt. Gen. Charles P. McCausland

/s/ Nickolas Stavropoulos	Director	March 17, 2008
Nickolas Stavropoulos

EXHIBIT INDEX

		Filed	Incorporated by Reference**
Exhibit No.	Description	Herewith	Form	Date
2.1	Stock Purchase Agreement, dated December 12, 2002, by and among Dynamics Research Corporation, Andrulis Corporation and the individuals listed on the signature page thereto.		8-K	January 6, 2003

2.2	Equity Purchase Agreement among Dynamics Research Corporation and Impact Innovations Group LLC and J3 Technology Services Corp., dated August 2, 2004.		8-K	September 8, 2004

3.1	Restated Articles of Organization of the Company, dated May 22, 1987.		10-Q	June 17, 1987

3.2	By-Laws of the Company, dated May 22, 1987.		10-Q	June 17, 1987

3.3	Certificate of Vote of Directors Establishing Series A Preferred Stock, dated July 14, 1988.		10-K	December 31, 2002

3.4	Certificate of Vote of Directors Establishing Series B Preferred Stock, dated February 17, 1998.		8-A12G	June 25, 1998

3.5	Amendment, dated September 10, 1998, to the Certificate of Vote of Directors Establishing Series B Preferred Stock.		8-A12G/A	September 30, 1998

3.6	Amendment, dated April 28, 1998, to the restated Articles of Organization of the Company.		10-K	December 31, 2002

3.7	Amendment, dated April 25, 2000, to the restated Articles of Organization of the Company.		10-K	December 31, 2002

4.1	Specimen certificate for shares of the Company’s common stock.		S-8	April 27, 2001

4.2	Rights Agreement, dated February 17, 1998, between Dynamics Research Corporation and the American Stock Transfer & Trust Company, as Rights Agent.		8-A12G	June 25, 1998

10.1	Form of indemnification agreement for directors of the Company.		10-K	December 31, 1991

10.2*	Severance Agreement between John S. Anderegg, Jr. and the Company.		10-K	December 31, 1991

10.3*	Deferred Compensation Plan for Non-Employee Directors of the Company.		10-K	December 31, 1991

10.4*	Form of Supplemental Retirement Pension Agreement by and between the Company and Albert Rand.		10-Q	March 31, 1997

10.5*	Amended 1993 Equity Incentive Plan.		10-K	December 31, 1998

10.6*	Amended 1995 Stock Option Plan for Non-Employee Directors.		10-Q	March 31, 1997

10.7*	Employment Agreement between the Company and James P. Regan.		10-K	December 31, 1999

		Filed	Incorporated by Reference**
Exhibit No.	Description	Herewith	Form	Date
10.8*	Change of Control Agreement between the Company and James P. Regan.		10-K	December 31, 1999

10.9*	2000 Incentive Plan.		DEFS14A	December 6, 1999

10.10*	Form of grant of stock options under the 2000 Incentive Plan.		10-Q	September 30, 2004

10.11*	Forms of grant of restricted stock under the 2000 Incentive Plan.		10-K	December 31, 2005

10.12*	Non-qualified Stock Option Agreement between the Company and James P. Regan.		S-8	October 12, 2000

10.13*	2000 Employee Stock Purchase Plan.		S-8	April 27, 2001

10.14*	Special Severance Plan.		10-K	December 31, 2001

10.15*	Senior Management Deferred Compensation Plan.		10-Q	March 31, 2002

10.16
Third Amended and Restated Loan Agreement, as of September 29, 2006, by and among Dynamics Research Corporation, DRC International Corporation and H.J. Ford Associates, Inc. and Brown Brothers Harriman & Co., TD Banknorth, N.A., Bank of America, N.A.
			8-K	October 4, 2006

10.17*	Dynamics Research Corporation Special Severance Plan, as amended on May 14, 2003.		10-K	December 31, 2003

10.18*	2003 Incentive Plan.		10-K	December 31, 2003

10.19*	Form of grant of stock options under the 2003 Incentive Plan.		10-Q	September 30, 2004

10.20*	Form of grant of restricted stock under the 2003 Incentive Plan.		10-Q	September 30, 2004

10.21
Master Unlimited Guaranty, dated as of September 29, 2006, by each of Dynamics Research Corporation, DRC International Corporation, and H.J. Ford Associates Inc., in favor of Brown Brothers Harriman & Co., for itself and as Administrative Agent for each of the Lenders which are and which may become parties to the Loan Agreement.
			8-K	October 4, 2006

10.22*	Deferred Stock Compensation Plan for Non-Employee Directors, as amended for deferrals on or after January 1, 2005.		10-K	December 31, 2004

10.23*	Amendment to Deferred Stock Compensation Plan for Non-Employee Directors.		10-K	December 31, 2004

10.24*	Beneficiary Designation Form for the Deferred Compensation Plan for Non-Employee Directors.		10-K	December 31, 2004

10.25	Purchase and Sale Agreement, dated November 18, 2005, by and between Dynamics Research Corporation and Direct Invest Property Acquisition, LLC.		8-K	January 4, 2006

		Filed	Incorporated by Reference**
Exhibit No.	Description	Herewith	Form	Date
10.26	Amendment to Purchase and Sale Agreement, dated December 28, 2005, by and between Dynamics Research Corporation and Direct Invest Property Acquisition, LLC.		8-K	January 4, 2006

10.27	Lease, dated December 28, 2005, by and between Dynamics Research Corporation and Direct Invest-60 Frontage, LLC.		8-K	January 4, 2006

10.28
Consent, Waiver and Amendment Agreement, dated December 28, 2005, by and among Dynamics Research Corporation, Brown Brothers Harriman & Co., KeyBank National Association, TD Banknorth, N.A., and Bank of America, N.A.
			8-K	January 4, 2006

21.1	Subsidiaries of the registrant.		10-K	December 31, 2005

23.1	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP).	X

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

*	Management contract or compensatory plan or arrangement.

**
In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.  The dates listed for Forms 8-A12G, Forms 8-K, Forms DEFS14A and Forms S-8 are dates the respective forms were filed on, and dates listed for Forms 10-Q and Forms 10-K are for the quarterly or annual period ended dates.