Form 10-Q
period 2008-03-31
DYNAMICS RESEARCH CORP
filed 2008-05-12
CIK 30822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer ☑
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑

As of April 30, 2008, there were 9,556,363 shares of the registrant’s common stock outstanding.

DYNAMICS RESEARCH CORPORATION
FORM 10-Q
For the Quarterly Period Ended March 31, 2008

		Page
Part I. Financial Information
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007 (unaudited)	3
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007 (unaudited)	4
	Condensed Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the three months ended March 31, 2008 and 2007 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007 (unaudited)	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	23

Part II. Other Information
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 6.	Exhibits	24

FORWARD-LOOKING STATEMENTS

Some of the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”), contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, regarding future events and the future results of Dynamics Research Corporation (“DRC”) that are based on current expectations, estimates, forecasts, and projections about the industries in which DRC operates and the beliefs and assumptions of the management of DRC.  Words such as “anticipates”, “believes”, “estimates”, “expects”, “intends”, “plans”, “projects”, “may”, “will”, “should”, and other similar expressions are intended to identify these forward-looking statements.  These forward-looking statements are predictions of future events or trends and are not statements of historical matters.  These statements are based on current expectations and beliefs of DRC and involve a number of risks, uncertainties, and assumptions that are difficult to predict.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document or in the case of the statements incorporated by reference, the date of those statements.  Factors that might cause or contribute to any differences include, but are not limited to, those discussed in DRC’s Annual Report on Form 10-K for the year ended December 31, 2007 under the section entitled “Risk Factors”.  Except to the extent required by applicable law or regulation, DRC undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
 (dollars in thousands, except share data)

	March 31,	December 31,
	2008	2007
Assets
Current assets
Cash and cash equivalents	$1,061	$2,006
Contract receivables, net	61,911	63,570
Prepaid expenses and other current assets	3,373	2,508
Total current assets	66,345	68,084
Noncurrent assets
Property and equipment, net	9,884	10,182
Goodwill	63,055	63,055
Intangible assets, net	2,560	3,069
Deferred tax asset	1,484	1,484
Other noncurrent assets	3,918	4,079
Total noncurrent assets	80,901	81,869
Total assets	$147,246	$149,953
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$11,119	$12,163
Accrued compensation and employee benefits	11,943	13,409
Deferred taxes	5,994	8,486
Other accrued expenses	13,349	3,078
Total current liabilities	42,405	37,136
Long-term liabilities
Long-term debt	5,000	7,737
Other long-term liabilities	8,172	8,576
Total long-term liabilities	13,172	16,313
Total liabilities	55,577	53,449
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.10 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.10 par value; 30,000,000 shares authorized; 9,558,433 and 9,509,849 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	956	951
Capital in excess of par value	50,775	50,251
Accumulated other comprehensive loss	(6,853)	(6,745)
Retained earnings	46,791	52,047
Total stockholders' equity	91,669	96,504
Total liabilities and stockholders' equity	$147,246	$149,953

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
 (dollars in thousands, except share data)

	Three Months Ended
	March 31,
	2008	2007
Contract revenue	$54,773	$55,912
Product sales	1,705	868
Total revenue	56,478	56,780

Cost of contract revenue	46,212	46,933
Cost of product sales	1,605	1,148
Total cost of revenue	47,817	48,081

Gross profit on contract revenue	8,561	8,979
Gross profit (loss) on product sales	100	(280)
Total gross profit	8,661	8,699

Selling, general and administrative expenses	5,401	5,598
Provision for litigation	8,819	181
Amortization of intangible assets	509	650
Operating income (loss)	(6,068)	2,270
Interest expense, net	(139)	(456)
Other income (expense), net	(71)	133
Income (loss) before provision (benefit) for income taxes	(6,278)	1,947
Provision (benefit) for income taxes	(1,022)	824
Net income (loss)	$(5,256)	$1,123

Earnings (loss) per common share
Basic	$(0.56)	$0.12
Diluted	$(0.56)	$0.12

Weighted average shares outstanding
Basic	9,436,054	9,256,566
Diluted	9,436,054	9,507,446

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (unaudited)
 (in thousands)

			Capital	Accumulated
			in Excess	Other
	Common Stock		of Par	Comprehensive	Retained
	Shares	Par value	Value	Loss	Earnings	Total
Balance at December 31, 2007	9,510	$951	$50,251	$(6,745)	$52,047	$96,504
Comprehensive loss:
Net loss	-	-	-	-	(5,256)	(5,256)
Other comprehensive loss, net of tax:
Reclassification adjustment for gain on sale of investment realized in net loss	-	-	-	(108)	-	(108)
Comprehensive loss	-	-	-	-	-	(5,364)
Issuance of common stock through stock option exercises and employee stock purchase plan transactions	28	3	231	-	-	234
Issuance of restricted stock	34	3	(3)	-	-	-
Forfeiture of restricted stock	(2)	-	-	-	-	-
Release of restricted stock	(12)	(1)	(118)	-	-	(119)
Share-based compensation	-	-	402	-	-	402
Tax benefit from stock options exercised and employee stock purchase plan transactions	-	-	12	-	-	12
Balance at March 31, 2008	9,558	$956	$50,775	$(6,853)	$46,791	$91,669

			Capital	Accumulated
			in Excess	Other
	Common Stock		of Par	Comprehensive	Retained
	Shares	Par value	Value	Loss	Earnings	Total
Balance at December 31, 2006	9,315	$931	$47,644	$(9,206)	$44,945	$84,314
Comprehensive income:
Net income	-	-	-	-	1,123	1,123
Comprehensive income	-	-	-	-	-	1,123
Issuance of common stock through stock option exercises and employee stock purchase plan transactions	52	6	417	-	-	423
Issuance of restricted stock	32	3	(3)	-	-	-
Forfeiture of restricted stock	(4)	-	-	-	-	-
Release of restricted stock	(17)	(2)	(173)	-	-	(175)
Share-based compensation	-	-	396	-	-	396
Tax benefit from stock options exercised and employee stock purchase plan transactions	-	-	29	-	-	29
Balance at March 31, 2007	9,378	$938	$48,310	$(9,206)	$46,068	$86,110

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(dollars in thousands)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(5,256)	$1,123
Adjustments to reconcile net cash provided by (used in) operating activities:
Depreciation	700	825
Amortization of intangible assets	509	650
Share-based compensation	402	396
Investment income from equity interest	54	(81)
Tax benefit from stock options exercised and employee stock purchase plan transactions	(12)	(29)
Provision for litigation	8,819	181
Deferred income taxes	(2,421)	(861)
Other	(245)	(132)
Change in operating assets and liabilities:
Contract receivables, net	1,659	(12,609)
Prepaid expenses and other current assets	(1,220)	(701)
Accounts payable	(1,044)	(3,388)
Accrued compensation and employee benefits	(1,466)	543
Other accrued expenses	1,380	(799)
Other long-term liabilities	(235)	(2,433)
Net cash provided by (used in) operating activities	1,624	(17,315)
Cash flows from investing activities:
Additions to property, plant and equipment	(402)	(509)
Proceeds from sale of investments and long-lived assets	273	-
Dividends from equity investment	277	-
Payments related to the sale of building	(35)	-
Increase in other assets	(191)	(26)
Net cash used in investing activities	(78)	(535)
Cash flow from financing activities:
Borrowings under revolving credit agreement	20,497	65,770
Repayments under revolving credit agreement	(23,234)	(55,870)
Proceeds from the exercise of stock options and employee stock purchase plan transactions	234	423
Tax benefit from stock options exercised and employee stock purchase plan transactions	12	29
Net cash provided by (used in) financing activities	(2,491)	10,352
Net decrease in cash and cash equivalents	(945)	(7,498)
Cash and cash equivalents, beginning of period	2,006	7,887
Cash and cash equivalents, end of period	$1,061	$389

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

In the opinion of management, all material adjustments that are of a normal and recurring nature necessary for a fair presentation of the results for the periods presented have been reflected. All material intercompany transactions and balances have been eliminated in consolidation. The results for the three months ended March 31, 2008 may not be indicative of the results that may be expected for the year ending December 31, 2008. The accompanying financial information should be read in conjunction with the consolidated financial statements and notes contained in the Company’s Form 10-K, filed with the United States Securities and Exchange Commission (“SEC”) for the year ended December 31, 2007.  The Company has reclassified certain prior period amounts to conform with the current period presentation.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements.  SFAS 157 was effective January 1, 2008, except for non-financial assets and liabilities measured at fair value on a non-recurring basis for which it will be effective January 1, 2009. The impact of the adoption of SFAS 157 was not material to the Company’s condensed consolidated financial statements and the adoption of the items deferred until fiscal 2009 is not expected to be material.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company adopted SFAS 159 as of January 1, 2008 and elected not to adopt the fair value option for any items permitted under SFAS 159.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which amends SFAS No. 141, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in an acquired entity. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively. SFAS 141(R) will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

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

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share amounts)

NOTE 3. SUPPLEMENTAL BALANCE SHEET INFORMATION

The composition of selected balance sheet accounts is as follows:

	March 31,	December 31,
	2008	2007
Contract receivables, net
Billed receivables	$29,059	$31,884
Unbilled receivables(1):
Revenues recorded in excess of milestone billings on fixed price contract with State of Ohio	10,961	7,572
Retainages and fee withholdings	1,106	1,529
Other unbilled receivables	21,695	23,488
Total unbilled receivables	33,762	32,589
Allowance for doubtful accounts	(910)	(903)
Contract receivables, net	$61,911	$63,570

Property and equipment, net:
Production equipment	$11,919	$11,917
Software	11,083	11,052
Furniture and other equipment	7,154	6,862
Leasehold improvements	2,452	2,375
Property and equipment	32,608	32,206
Less accumulated depreciation	(22,724)	(22,024)
Property and equipment, net	$9,884	$10,182

Other noncurrent assets:
Deferred compensation plan investments	$1,581	$1,747
Prepaid pension asset	1,018	718
Equity investments	788	1,119
Other	531	495
Other noncurrent assets	$3,918	$4,079

Accrued compensation and employee benefits:
Accrued payroll and payroll taxes	$5,637	$6,967
Accrued vacation	4,702	4,273
Other	1,604	2,169
Accrued compensation and employee benefits	$11,943	$13,409

Other accrued expenses:
Accrued litigation liability	$9,000	$181
Accrued income taxes	1,649	585
Deferred gain on sale of building	676	676
Other	2,024	1,636
Other accrued expenses	$13,349	$3,078

Other long-term liabilities:
Deferred gain on sale of building, net	$4,564	$4,733
Deferred compensation plan liability	1,581	1,747
Other	2,027	2,096
Other long-term liabilities	$8,172	$8,576

(1)
Contract receivables are classified as current assets in accordance with industry practice.  At March 31, 2008 and December 31, 2007, $508 and $553, respectively, of unbilled retainages and fee withholdings are not anticipated to be billed within twelve months.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share amounts)

NOTE 4. GOODWILL AND INTANGIBLE ASSETS

The Company’s identifiable intangible assets consisted of only customer relationships as of March 31, 2008 and December 31, 2007.  The cost of customer relationships for both periods was $12,800, offset by accumulated amortization of $10,240 and $9,731 as of March 31, 2008 and December 31, 2007, respectively.  The Company recorded amortization expense for its identifiable intangible assets of $509 and $650 for the three months ended March 31, 2008 and March 31, 2007, respectively.

Amortization expense on the Company’s identifiable intangible assets for their remaining useful lives is as follows:

Remainder of 2008	$1,529
2009	$1,031

There were no changes in the carrying amount of goodwill for the three months ended March 31, 2008. The carrying amount of goodwill of $63,055 at March 31, 2008 and December 31, 2007 was included in the Systems and Services segment.

NOTE 5. INCOME TAXES

For the three months ended March 31, 2008, the effective income tax rate was 16.3%.  Excluding the $8,819 litigation provision, the effective rate was 43.4%. The Company has estimated the tax benefits associated with the litigation provision at $2,124.  However, there is no assurance that this benefit will be realized and therefore income tax expense may be adjusted in a future period.  The effective income tax rate for the comparable prior year period was 42.3%, or 42.1% excluding the $181 litigation provision recorded in the three months ended March 31, 2007.  The increase in the effective rate excluding the litigation provision was due to SFAS 123(R) pool of excess tax deficiencies in the current period partially offset by a favorable blended state tax rate.  The pool of excess tax benefits has been depleted and as a result any future SFAS 123(R) tax deficiencies will be recorded directly to earnings. The effective tax rate for the year ended December 31, 2007 was 39.7%, reflecting adjustments to tax accruals and reserves plus favorable effects of tax credits and state tax audits.

As of March 31, 2008 the Company had $531 of unrecognized tax benefits, of which $167 would affect its effective tax rate if recognized. Accrued penalties and interest were $126 at March 31, 2008.

The Internal Revenue Service (“IRS”) is currently examining the Company’s 2004 income tax return.  The IRS continues to challenge the deferral of income for tax purposes related to unbilled receivables including the applicability of a Letter Ruling issued by the IRS to the Company in January 1976 which granted to the Company deferred tax treatment of the unbilled receivables.  This issue has been elevated to the IRS National Office for determination.  While the outcome of the exam is not expected to be known for several months and remains uncertain, the Company may incur interest expense, its deferred tax liabilities may be reduced and income tax payments may be increased substantially in future periods.

The Company files income tax returns in the U.S. federal jurisdiction and numerous state jurisdictions.  Tax returns for all years after 2003 are subject to future examination by federal, state and local tax authorities.

NOTE 6. FINANCING ARRANGEMENTS

The Company’s outstanding debt at March 31, 2008 and December 31, 2007 was $5,000 and $7,737, respectively, which consisted of net borrowings against the Company’s $50 million revolving credit facility (the “Revolver”).  The interest rate on the outstanding balance at March 31, 2008 was 5.25% based on a base rate option that was in effect on March 31, 2008. The interest rate on $5,000 of the outstanding balance at December 31, 2007 was 6.34% based on the 60-day LIBOR option elected on December 31, 2007.  The interest rate on the remaining $2,737 outstanding balance at December 31, 2007 was 7.25% based on a base rate option that was in effect on December 31, 2007.   Borrowings under the Revolver have been classified as a long-term liability.  The repayment of borrowings under the Revolver is contractually due on September 29, 2009; however, the Company may repay at

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share amounts)

any time prior to that date.  At March 31, 2008, the remaining available balance to borrow against the Revolver was $45,000.

On May 12, 2008, the Company amended the credit facility to exclude the provision for litigation recorded in the first quarter of 2008 from the net profit covenant test for the remainder of 2008.  The amended credit facility also provided a one-time waiver for non-compliance with the net profit covenant test for the period ended March 31, 2008.

NOTE 7. DEFINED BENEFIT PENSION PLAN

The components of net periodic benefit income for the Company’s defined benefit pension plan are as follows:

	Three Months Ended
	March 31,
	2008	2007
Interest cost on projected benefit obligation	$959	$1,006
Expected return on plan assets	(1,396)	(1,464)
Recognized actuarial loss	137	270
Net periodic pension income	$(300)	$(188)

The Company will adopt the measurement date provisions of SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R), on December 31, 2008, using the alternative transition method. In lieu of re-measuring plan assets at the beginning of 2008, the alternative transition method allows the use of the November 30, 2007 measurement date with net periodic benefit income for the period from December 1, 2007 to December 31, 2008 allocated proportionately between an adjustment of retained earnings (for the period from December 1, 2007 to December 31, 2007) and net periodic benefit income for 2008 (for the period from January 1, 2008 to December 31, 2008). The impact of using the alternative transition method is expected to result in a positive adjustment of approximately $100 to retained earnings and net periodic benefit income is anticipated to be approximately $1,200 for fiscal year 2008.

NOTE 8. SHARE-BASED COMPENSATION

Share-Based Compensation Costs

Total share-based compensation recorded in the Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended
	March 31,
	2008	2007
Cost of products and services	$163	$126
Selling, general and administrative	239	270
Total share-based compensation expense	$402	$396

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share amounts)

Stock Option Award Activity

The following table summarizes stock option activity under all plans:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value
Outstanding at December 31, 2007	1,012,078	$8.34	3.0	$3,030
Granted	-	$-
Exercised	(14,900)	$7.60
Cancelled	(6,600)	$16.19
Outstanding at March 31, 2008	990,578	$8.30	2.8	$2,328
Exercisable at March 31, 2008	495,578	$7.66	2.4	$1,749

No stock options were granted during the three months ended March 31, 2008 and 2007.  Cash proceeds received, the intrinsic value and the total tax benefits realized resulting from stock option exercises were as follows:

	Three Months Ended
	March 31,
	2008	2007
Amounts realized or received from stock option exercises:
Cash proceeds received	$113	$261
Intrinsic value realized	$34	$71
Income tax benefit realized	$11	$27

The total income tax benefit realized from exercised stock options and Employee Stock Purchase Plan transactions for the three months ended March 31, 2008 and 2007 was $12, and $29, respectively.  These amounts were reported as a financing cash inflow with a corresponding operating cash outflow in the accompanying Condensed Consolidated Statement of Cash Flows.  At December 31, 2007, the remaining pool of excess tax benefits was depleted and as a result any future SFAS 123(R) tax deficiencies will be recorded directly to earnings.  As of March 31, 2008, the total unrecognized compensation cost related to stock options was $104, which is expected to be recognized during the three months ended June 30, 2008.

Restricted Stock Award Activity

The following table summarizes restricted stock activity under the Company’s 2000 Incentive Plan:

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value
Nonvested at December 31, 2007	223,330	$11.43
Granted	34,000	$10.00
Vested	(34,803)	$13.58
Cancelled	(1,800)	$11.86
Nonvested at March 31, 2008	220,727	$10.87

The total fair value of restricted shares vested during the three months ended March 31, 2008 and 2007 was $473 and $731, respectively. As of March 31, 2008, the total unrecognized compensation cost related to restricted stock awards was $1,381, which is expected to be amortized over a weighted-average period of approximately two years.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share amounts)

NOTE 9. STOCKHOLDERS’ EQUITY

Earnings (Loss) Per Share

For the three months ended March 31, 2008 and March 31, 2007, basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Unexercised stock options and unvested restricted shares are excluded from this calculation but are included in the diluted earnings per share calculation using the treasury stock method so long as their effect is not anti-dilutive.

For the three months ended March 31, 2007, diluted earnings per share are determined by using the weighted average number of common and dilutive common equivalent shares outstanding during the period.  For the three months ended March 31, 2008, the diluted effect of stock options and restricted stock grants of approximately 292,000 shares were not included in the computation of diluted loss per share as the net loss would have made their effect anti-dilutive.

Due to the anti-dilutive effect, approximately 89,000 options to purchase common stock were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2007.

The following table illustrates the reconciliation of the weighted average shares outstanding:

	Three Months Ended
	March 31,
	2008	2007
Weighted average shares outstanding - Basic	9,436,054	9,256,566
Dilutive effect of stock options and restricted stock grants	-	250,880
Weighted average shares outstanding - Diluted	9,436,054	9,507,446

NOTE 10. BUSINESS SEGMENT, MAJOR CUSTOMERS AND RELATED PARTY INFORMATION

Business Segment

Results of operations information for the Company’s two reportable business segments are as follows:

	Three Months Ended
	March 31,
	2008	2007
Revenues from external customers
Systems and Services	$54,773	$55,912
Metrigraphics	1,705	868
	$56,478	$56,780
Gross profit (loss)
Systems and Services	$8,561	$8,979
Metrigraphics	100	(280)
	$8,661	$8,699
Operating income (loss)
Systems and Services	$(5,841)	$2,798
Metrigraphics	(227)	(528)
	$(6,068)	$2,270

Sales between segments represent less than 1% of total revenue and are accounted for at cost.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share amounts)

Major Customers

Revenues from Department of Defense (“DoD”) customers accounted for approximately 73% and 79% of total revenues in the three months ended March 31, 2008 and 2007, respectively.  Revenues earned from the U.S. Air Force Aeronautical Systems Center (“ASC”), a significant DoD customer, were as follows:

	Three Months Ended March 31,
	2008		2007
	Revenue	%	Revenue	%
Air Force Aeronautical Systems Center	$4,543	8%	$7,567	13%

The outstanding contract receivables balance of this customer was as follows:

	March 31,	December 31,
	2008	2007
Air Force Aeronautical Systems Center	$3,843	$5,261

The Company had no other customer in the three months ended March 31, 2008 and March 31, 2007 that accounted for more than 10% of revenues.

Related Party

Through its wholly owned subsidiary, H.J. Ford Associates, Inc. (“HJ Ford”), the Company has a 40% interest in HMRTech, LLC (“HMRTech”) which is accounted for using the equity method.   The Company, through HJ Ford, also had a 40% ownership interest in HMRTech/HJ Ford SBA JV, LLC, (the “Joint Venture”).  The Joint Venture was formed with HMRTech.  Revenues from HMRTech included in contract revenues for the three months ended March 31, 2008 and 2007 were $31, and $98, respectively. The amounts due from HMRTech included in contract receivables at March 31, 2008 and December 31, 2007 were $18 and $52, respectively.

In September 2007, the Company sold its 40% interest in the Joint Venture back to the Joint Venture.  The Joint Venture, which had been formed under the SBA Mentor-Protégé program, was accounted for using the equity method of accounting.  The Company continues to be a subcontractor to the Joint Venture on existing Consolidated Acquisition and Professional Services (“CAPS”) contract task orders until such task orders are completed. Revenues recognized by the Company as a subcontractor to the Joint Venture for the three months ended March 31, 2008 and 2007 were $2,604 and $4,921, respectively.

Through September 2007, the Company provided the Joint Venture with various administrative services under the terms of a Services Agreement.  Charges by the Company for these administrative services to the Joint Venture for the three months ended March 31, 2007 were $354.  A new Services Agreement was entered into effective October 1, 2007 under which the Company charges HMRTech for administrative services at 2.8% of revenues derived from the CAPS contract.  Revenues under this arrangement were $133 in the three months ended March 31, 2008.

The table below presents the various amounts included in the accompanying balance sheets related to the above mentioned transactions with the Joint Venture:

	March 31,	December 31,
	2008	2007
Contract receivables, net	$2,483	$4,486
Other receivables, net	$-	$314

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share amounts)

NOTE 11. COMMITMENTS AND CONTINGENCIES

As a defense contractor, the Company is subject to many levels of audit and review from various government agencies, including the Defense Contract Audit Agency, various inspectors general, the Defense Criminal Investigation Service, the Government Accountability Office, the Department of Justice and Congressional Committees. Both related to and unrelated to its defense industry involvement, the Company is, from time to time, involved in audits, lawsuits, claims, administrative proceedings and investigations. The Company accrues for liabilities associated with these activities when it becomes probable that future expenditures will be made and those expenditures can be reasonably estimated. Except as noted below, the Company does not presently believe it is reasonably likely that any of these matters would have a material adverse effect on the Company’s business, financial position, results of operations or cash flows. The Company’s evaluation of the likelihood of expenditures related to these matters is subject to change in future periods, depending on then current events and circumstances, which could have material adverse effects on the Company’s business, financial position, results of operations and cash flows.

On October 26, 2000, two former Company employees were indicted and charged with conspiracy to defraud the U.S. Air Force and wire fraud, among other charges, arising out of a scheme to defraud the federal government out of approximately $10 million. Both men subsequently pled guilty to the principal charges against them. On October 9, 2003, the U.S. Attorney filed a civil complaint in the U.S. District Court for the District of Massachusetts against the Company based in substantial part upon the actions and omissions of the former employees that gave rise to the criminal cases against them. In the civil action, the U.S. Attorney has asserted three claims against the Company.  These claims, which cannot lead to multiple awards, are based on the False Claims Act, the Anti-Kickback Act, and breach of contract for which the government estimates damages at approximately $24 million, $20 million and $10 million, respectively. The U.S. Attorney is also seeking recovery on certain common law claims and equitable claims as well as for recovery of costs, and interest on the breach of contract damages.  The maximum possible awardable amount of damages, based on the governments claims, is estimated to be $26 million.  On February 14, 2007, the U.S. Attorney filed a motion for summary judgment as to liability and as to damages in this matter. On March 31, 2008, the Court issued a Memorandum on Summary Judgment Motion granting summary judgment in favor of the Government on the breach of contract, False Claims Act and Anti-Kickback Act claims but, due to substantial disputed facts, denied summary judgment on damages.  The Court has scheduled a status conference on June 10, 2008.   Regarding the alleged actual damages, the Company believes that it has substantive defenses and intends to vigorously defend itself.  Upon completion of the proceedings in District Court, the Company would consider appealing the District Court’s decision granting summary judgment to the Government depending on the outcome of the District Court proceedings. Nevertheless, the Company believes the Memorandum of March 31, 2008 substantially narrows the range of likely outcomes.  Accordingly, at March 31, 2008, the Company has recognized an estimated liability for all claims related to this matter in the amount of $9 million, reduced by $2.2 million for estimated tax benefits, for an after-tax effect of $6.8 million.  Of this amount, $181 was provided for in previous periods.  This amount represents the Company’s best estimate of liability.  However, as the matter is ongoing, the ultimate outcome remains uncertain.  Due to these uncertainites actual results may eventually differ materially from the $9 million for which the Company has provided, and the range of reasonably possible loss cannot be estimated.  As a result, there can be no assurance that that there will not be additional provisions required, which could have a material adverse effect on the Company’s business, financial position, results of operations and cash flows.

The Company has provided documents in response to a previously disclosed grand jury subpoena issued on October 15, 2002 by the U.S. District Court for the District of Massachusetts, directing the Company to produce specified documents dating back to 1996. The subpoena relates to an investigation, which focused on the period from 1996 to 1999, by the Antitrust Division of the Department of Justice in New York into the bidding and procurement activities involving the Company and several other defense contractors who have received similar subpoenas and may also be subjects of the investigation. On February 7, 2007, the Company was informed that the Antitrust Division has communicated to the Department of Justice in Washington, D.C. the results of its investigation which have not been made available to the Company. The Company has cooperated in the investigation, however, it does not have a sufficient basis to predict the outcome of the investigation.  Should the Company be found to have violated the antitrust laws, the matter could have a material adverse effect on the Company’s business, financial position, results of operations and cash flows.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share amounts)

On June 28, 2005, a suit, characterized as a class action employee suit, was filed in the U.S. District Court for the District of Massachusetts alleging violations of the Fair Labor Standards Act and certain provisions of Massachusetts General Laws. The Company believes that its practices complied with the Fair Labor Standards Act and Massachusetts General Laws. The Company intends to vigorously defend itself and has sought to have the complaint dismissed from District Court and addressed in accordance with the Company’s mandatory dispute resolution program for the arbitration of workplace complaints. On April 10, 2006, the U.S. District Court for the District of Massachusetts entered an order granting in part the Company’s motion to dismiss the civil action filed against the Company, and to compel compliance with its mandatory dispute resolution program, directing that the parties arbitrate the aforementioned claims, and striking the class action waiver which was part of the dispute resolution program. Following the District Court’s decision, the plaintiffs commenced an arbitration before the American Arbitration Association, asserting the same claims as they asserted in the District Court. On January 26, 2007 the Company filed an appeal with the United States Court of Appeals for the Second Circuit appealing the portion of the District Court’s decision that the class action waiver is not enforceable. The U.S. Court of Appeals on November 19, 2007 concurred with the District Court’s opinion that the matter should proceed in arbitration and remanded the matter to the District Court.  The parties have informed the District Court that they will proceed in arbitration as a class action. In the arbitration, the Company has filed a Motion to Dismiss and/or for Summary Disposition, asserting that the Company is entitled to use the “window of correction” provided by the Fair Labor Standards Act’s regulations and that the arbitration should be dismissed without further action in the arbitration.  The motion is pending before the arbitrator.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes.  Unless the context otherwise requires, references in this Form 10-Q to “DRC”, “we”, “us” or “our” refer to Dynamics Research Corporation and its subsidiaries.

The following discussion also contains non-GAAP financial measures. In evaluating our operating performance, management uses certain non-GAAP financial measures to supplement the consolidated financial statements prepared under generally accepted accounting principles in the United States (“GAAP”).

More specifically, we use the following non-GAAP financial measures: non-GAAP operating profit, non-GAAP income before income taxes, non-GAAP provision for income taxes, non-GAAP net income and non-GAAP earnings per share.

Management believes these non-GAAP measures help indicate our operating performance before charges that are considered by management to be outside our ongoing operating results. Accordingly, management uses these non-GAAP measures to gain a better understanding of our comparative operating performance from period-to-period and as a basis for planning and forecasting future periods. Management believes these non-GAAP measures, when read in conjunction with our GAAP financials, provide useful information to investors by offering:

•	the ability to make more meaningful period-to-period comparisons of our ongoing operating results;

•	the ability to better identify trends in our underlying business and perform related trend analysis;

•	a higher degree of transparency for certain expenses (particularly when a specific charge impacts multiple line items);

•	a better understanding of how management plans and measures our underlying business; and

•	an easier way to compare our most recent results of operations against investor and analyst financial models.

The non-GAAP measures we use exclude the provision for litigation charge and its related tax effect that management believes is unusual and outside of our ongoing operations for the period presented.

These non-GAAP measures have limitations, however, because they do not include all items of expense that impact our operations. Management compensates for these limitations by also considering our GAAP results. The non-GAAP financial measures we use are not prepared in accordance with, and should not be considered an alternative to, measurements required by GAAP, such as operating loss, net loss and loss per share, and should not be considered measures of our liquidity. The presentation of this additional information is not meant to be considered in isolation or as a substitute for the most directly comparable GAAP measures. In addition, these non-GAAP financial measures may not be comparable to similar measures reported by other companies.

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

According to INPUT, Inc. a leading research firm specializing in the market for government contractors, federal market demand for vendor-furnished information systems and services is estimated to increase at a compound annual growth rate of 5% over the next 5 years. The President’s proposed budget for the United States for fiscal 2008 reflects a 4% increase in expenditures for IT services.  We are cognizant of funding challenges facing the federal government and the resulting increase in competitiveness in our industry.  Significant contract awards have been and will continue to be delayed and new initiatives have been slow to start.  There appears to be recent improvement in contract award and funding decisions with the passage of Federal budgets for fiscal year 2008 for the DoD and Department of Homeland Security (“DHS”). However, contract award and funding decisions for the Federal civilian agencies have been delayed, as these departments are currently operating under a continuing resolution for fiscal year 2008. Customers are moving away from General Services Administration and time and materials contracts toward agency sponsored Indefinite Delivery/Indefinite Quantity contract vehicles and fixed price contracts and task orders.  The DoD seeks to reduce spending on contracted program advisory and assistance services and often is setting this work aside for small businesses.  Concurrently, there is increasing demand from federal customers for engineering, training, business transformation, lean six sigma and business intelligence solutions and services.  Many federal customers are seeking to streamline their procurement activities by consolidating work under large contract vehicles.  Our competitive strategy is intended to align with these trends.

The operating loss for the three months ended March 31, 2008 was $6.1 million, compared to operating income of $2.5 million for the same period in 2007.  Excluding the provision for litigation, operating income for the three months ended March 31, 2008 and 2007 was $2.8 million and $2.6 million, respectively, and the operating margin was 4.9% and 4.6% of total revenue, respectively.  The increase in operating margin in the first quarter of 2008 compared with the same period in 2007, excluding the provision for litigation, was primarily due to lower selling, general and administrative costs and decreased amortization of intangible assets.

RECONCILIATION OF NON-GAAP MEASURES

	Three Months Ended
	March 31,
	2008			2007
(in millions)	$ (1)	% (2)		$ (1)	% (2)
GAAP operating income (loss)	$(6.1)	(10.7)%		$2.5	4.3%
Provision for litigation	8.8	15.6%		0.2	0.3%
Non-GAAP operating income	$2.8	4.9%		$2.6	4.6%

GAAP income (loss) before provision for income taxes	$(6.3)	(11.1)%		$1.9	3.4%
Provision for litigation	8.8	15.6%		0.2	0.3%
Non-GAAP income before provision for income taxes	$2.5	4.5%		$2.1	3.7%

GAAP provision (benefit) for income taxes	$(1.0)	16.3%	(3)	$0.8	42.3%	(3)
Tax benefit for provision for litigation	2.1	24.1%	(3)	0.1	39.8%	(3)
Non-GAAP provision for income taxes	$1.1	43.4%	(3)	$0.9	42.1%	(3)

GAAP net income (loss)	$(5.3)	(9.3)%		$1.1	2.0%
Provision for litigation, net of tax benefit	6.7	11.9%		0.1	0.2%
Non-GAAP net income	$1.4	2.5%		$1.2	2.2%

(1)	Totals may not add due to rounding.
(2)
Represents a percentage of total revenue of $56.5 million and $56.8 million in the three months ended March 31, 2008 and 2007, respectively, excluding the percentages for provision (benefit) for income taxes and the tax benefit for provision for litigation.

(3)	These amounts represent a percentage of GAAP income (loss) before provision for income taxes, provision for litigation and non-GAAP income before provision for income taxes, respectively.

We have two reportable business segments: Systems and Services and Metrigraphics. The Systems and Services segment accounted for approximately 97% of total revenue and the Metrigraphics segment accounted for approximately 3% of total revenue for the three months ended March 31, 2008.

RESULTS OF OPERATIONS

Operating results expressed as a percentage of segment and total revenue are as follows:

	Three Months Ended March 31,
	2008			2007
(in millions)	$ (1)%			$ (1)%
Contract revenue	$54.8	97.0%		$55.9	98.5%
Product sales	1.7	3.0		0.9	1.5
Total revenue	$56.5	100.0%		$56.8	100.0%

Gross profit on contract revenue (3)	$8.6	15.6%		$9.0	16.1%
Gross profit (loss) on product sales (3)	0.1	5.9%		(0.3)	(32.3)%
Total gross profit (3)	8.7	15.3%		8.7	15.3%

Selling, general and administrative	5.4	9.6%		5.6	9.9%
Provision for litigation	8.8	15.6%		0.2	0.3%
Amortization of intangible assets	0.5	0.9%		0.7	1.1%
Operating income (loss)	(6.1)	(10.7)%		2.3	4.0%
Interest expense, net	(0.1)	(0.2)%		(0.5)	(0.8)%
Other income, net	(0.1)	(0.1)%		0.1	0.2%
Provision (benefit) for income taxes	(1.0)	16.3%	(2)	0.8	42.3%	(2)
Net income (loss)	$(5.3)	(9.3)%		$1.1	2.0%

(1)	Totals may not add due to rounding.
(2)	The percentage of provision (benefit) for income taxes relates to a percentage of income (loss) before income taxes.
(3)	These amounts represent a percentage of contract revenues, product sales and total revenues, respectively.

Revenues

We reported total revenue of $56.5 million and $56.8 million in the three months ended March 31, 2008 and 2007, respectively. Total revenues for the first quarter of 2008 represent a decrease of $0.3 million from the same period in 2007 resulting from lower contract revenue, partially offset by an increase in product sales.

Contract Revenues

Contract revenues in our Systems and Services segment were earned from the following sectors:

	Three Months Ended March 31,
	2008		2007
(in millions)	$ (1)	% (1)	$ (1)	% (1)
National defense and intelligence agencies	$41.0	74.9%	$44.6	79.8%
Federal civilian agencies	7.9	14.4	7.6	13.5
State and local government agencies	5.2	9.6	3.5	6.3
Other	0.6	1.1	0.2	0.3
Total contract revenue	$54.8	100.0%	$55.9	100.0%

(1)	Totals may not add due to rounding.

The decrease in revenues from national defense and intelligence agencies in the three months ended March 31, 2008 compared to the same period in 2007 was due to decreased revenues from the U.S. Air Force Aeronautical Systems Center Consolidated Acquisition of Professional Services (“CAPS”) contract and Electronic Systems Center contracts.

In July 2007, the Joint Venture was notified that the U.S. Air Force contracting officer for the CAPS contract had made a determination that it would no longer be eligible to bid on further contract task orders.

In January 2008, we purchased from THE CENTECH GROUP, Inc. a prime CAPS contract, on which minimal work was being performed.  This purchase now enables us to respond to government solicitations under the CAPS contract.  We are awaiting the U.S. Air Force decision on the contract novation.

The increase in revenues from federal civilian agencies in the three months ended March 31, 2008 compared to the same period in 2007 was primarily due to increased revenues from the DHS contract and the Federal Deposit Insurance Corporation contract.

The increase in revenues from state and local government agencies in the three months ended March 31, 2008 compared to the same period in 2007 was primarily due to additional change orders under the State of Ohio contract during 2007 and 2008.

In February 2008, we were selected by the State of Tennessee to develop and implement a statewide child welfare system similar to the one in Ohio.  We anticipate revenues with the State of Tennessee in the vicinity of $6 million in the last three quarters of 2008.  As a result, we anticipate our revenues in this market sector will grow in 2008 as compared to 2007.

Revenues by contract type as a percentage of Systems and Services revenues were as follows:

	Three Months Ended
	March 31,
	2008	2007
Time and materials	55%	57%
Cost reimbursable	19	22
Fixed price, including service type contracts	26	21
	100%	100%

Prime contract	61%	57%
Sub-contract	39	43
	100%	100%

Product Sales

Product sales for our Metrigraphics segment were $1.7 million and $0.9 million in the three months ended March 31, 2008 and 2007, respectively.  The increase in product sales in the first quarter of 2008 compared to the same period in 2007 was primarily due to higher sales to a new medical device customer.

Funded Backlog

Our funded backlog was $113.7 million at March 31, 2008 and $116.5 million at December 31, 2007. We expect that substantially all of our backlog will generate revenue during the subsequent twelve month period.

Gross Profit

Total gross profit was $8.7 million for both the three months ended March 31, 2008 and 2007, resulting in a gross margin of 15.3% for the first quarters of 2008 and 2007.

Our gross profit on contract revenue was $8.6 million and $9.0 million for the three months ended March 31, 2008 and 2007, respectively. The decrease in gross profit on contract revenue resulted in a gross margin of 15.6% in the first quarter of 2008, compared to 16.1% in the same period in 2007. The decrease in gross margin in the first quarter of 2008 compared to the same period in 2007 was primarily attributable to a change in revenue mix with lower direct labor and higher indirect costs in the first quarter of 2008.

Our gross profit on product sales was $0.1 million for the three months ended March 31, 2008, compared to a gross loss of $0.3 million for the same period in 2007.  The increase in gross profit was primarily attributable to higher medical device sales.

Selling, general and administrative expenses

Selling, general and administrative expenses were $5.4 million and $5.6 million in the three months ended March 31, 2008 and 2007, respectively. Selling, general and administrative expenses as a percent of total revenue in the first quarter of 2008 and 2007 was 9.6% and 9.9%, respectively. Selling, general and administrative expenses in the first quarter of 2008 were lower than the same period in 2007 as a result of a decrease in legal costs and deferred compensation costs.

Provision for litigation

During the first quarter of 2008, we increased the accrual for litigation to $9.0 million from $0.2 million in 2007 based on our assessment of a March 2008 ruling of the U.S. District Court resulting in a charge of $8.8 million in the first quarter of 2008.  Further discussion related to this ruling is referenced in Note 11 of our Notes to Condensed Consolidated Financial Statements.

Amortization of intangible assets

Amortization expense was $0.5 million and $0.7 million in the three months ended March 31, 2008 and 2007, respectively.  Amortization expense primarily relates to intangible assets acquired in our 2004 acquisition of Impact Innovations Group LLC and is included in the Systems and Services segment. The remaining amortization expense for the current fiscal year is expected to be approximately $1.5 million.

Interest expense, net

We incurred interest expense of $0.1 million and $0.5 million in the three months ended March 31, 2008 and 2007, respectively. The decrease in interest expense in the first quarter of 2008 compared to the same period in 2007 was primarily due to a combination of lower average outstanding debt and lower average weighted interest rates during the first quarter of 2008.

Other income (expense), net
We recorded $0.1 million of other expense in the three months ended March 31, 2008 compared to other income of $0.1 million in the same period in 2007.  In the first quarter of 2008, we recorded $0.1 million of realized gains resulting from the sale of shares of common stock of an actively traded public entity.  Other income also includes recognition of our portion of earnings in HMRTech.  Our earnings (loss) related to these equity investments were $(0.1) million and $0.1 million in the first quarter of 2008 and 2007, respectively.

Income tax provision (benefit)

For the three months ended March 31, 2008, we recorded an effective income tax rate of 16.3%.  Excluding the $8.8 million litigation provision, the effective rate was 43.4%. We have estimated the tax benefits associated with the litigation provision at $2.1 million.  However, there is no assurance that this benefit will be realized and therefore income tax expense may be adjusted in a future period.  The effective income tax rate for the comparable prior year period was 42.3%, or 42.1% excluding the $0.2 million litigation provision recorded in the three months ended March 31, 2007.  The increase in the effective rate excluding the litigation provision was due to SFAS 123(R) pool of excess tax deficiencies in the current period partially offset by a favorable blended state tax rate.  The pool of excess tax benefits has been depleted and as a result any future SFAS 123(R) tax deficiencies will be recorded directly to earnings. The effective tax rate for the year ended December 31, 2007 was 39.7%, reflecting adjustments to tax accruals and reserves plus favorable effects of tax credits and state tax audits.

LIQUIDITY AND CAPITAL RESOURCES

The following discussion analyzes liquidity and capital resources by operating, investing and financing activities as presented in our Condensed Consolidated Statements of Cash Flows. Our principal sources of liquidity are cash flows from operations and borrowings from our Revolver. At March 31, 2008, the borrowing capacity available under our Revolver was $45.0 million.

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

At March 31, 2008 and December 31, 2007, we had cash and cash equivalents aggregating $1.1 million and $2.0 million, respectively. Our operating practice is to apply cash received against outstanding revolving credit facility balances.  As a result, cash balances at the end of each quarter generally reflect the timing and size of cash receipts at the end of those periods.

Operating activities

Net cash provided by operating activities totaled $1.6 million in the first quarter of 2008 compared to net cash used in operating activities of $17.3 million in the first quarter of 2007. The cash provided by operating activities in the first quarter of 2008 was primarily attributable to contract receivable collections.  The cash used in the first quarter of 2007 was primarily attributable to an increase in contract receivables and a decrease in accounts payable, other long-term liabilities and deferred taxes.

At March 31, 2008, we had recognized an estimated litigation liability in the amount of $9 million, reduced by $2.2 million for estimated tax benefits, for an after-tax effect of $6.8 million.  As the matter is ongoing, the ultimate outcome as to the amount and timing of possible cash payments remains uncertain.

Contract receivables were $61.9 million at March 31, 2008, or 99 days sales outstanding (DSO), down $1.7 million, or 2 days, from $63.6 million at December 31, 2007. Federal business DSO was 87 days at March 31, 2008, while balances related to our contract with the State of Ohio at March 31, 2008 totaled $11.0 million, or 13 days sales outstanding, up from $7.6 million, or 10 days sales outstanding, at December 31, 2007.  Collections of billed receivables in the first quarter of 2008 were strong, which decreased $2.8 compared to December 31, 2007.

Regarding payments on our contract with the State of Ohio we currently anticipate collecting $5.6 million during the second quarter of 2008 and the remaining unbilled receivable balance in the second half of 2008.

Our net deferred tax liability was $4.5 million at March 31, 2008 compared to $7.0 million at December 31, 2007.  The decrease in deferred taxes was principally due to a deferred tax asset of $ 2.1 million associated with the litigation provision and deferred taxes on unbilled receivables which declined from $7.5 million at December 31, 2007 to $7.3 million at March 31, 2008.  We paid $0.3 million in income taxes in the first quarter of 2008 and currently anticipate additional income tax payments of $5.4 million in the last three quarters of 2008.  The IRS continues to challenge the deferral of income for tax purposes related to our unbilled receivables including the applicability of a Letter Ruling issued by the IRS to us in January 1976 which granted to us deferred tax treatment of our unbilled receivables.  This issue has been elevated to the IRS National Office for determination.  While the outcome of the examination of the 2004 income tax return is not expected to be known for several months and remains uncertain, we may incur interest expense, our deferred tax liabilities may be reduced and income tax payments may be increased substantially in future periods.

Share-based compensation was $0.4 million in the first quarter of 2008, unchanged from the same period in 2007.  As of March 31, 2008 the total unrecognized compensation related to restricted stock awards was $1.4 million to be recognized over two years, and the total unrecognized compensation cost related to stock options was $0.1 million, which is expected to be recognized over two months.

In May 2008, the Executive Long Term Incentive Program stock option and restricted stock awards are scheduled to vest.  Based on recent vesting behavior by the executives covered by this program, we expect that these executives will release a portion of their restricted stock awards back to us to compensate for the tax consequence of the vesting.  We anticipate the value of the taxes to be approximately $0.4 million which we will pay in lieu of the release of their restricted stock awards.

Non-cash amortization expense of our acquired intangible assets was $0.5 million and $0.7 million in the first quarter of 2008 and 2007, respectively.  We anticipate that non-cash expense for the amortization of intangible assets will remain at a comparable quarterly level through the remaining quarters of 2008.

Investing activities

Net cash used in investing activities was $0.1 million and $0.5 million in the first quarters of 2008 and 2007, respectively. The net cash used was primarily comprised of capital expenditures of $0.4 million and $0.5 million in the first quarters of 2008 and 2007, respectively. Net cash used in investing activities in the first quarter of 2008 was partially offset by proceeds from the sale of investments and dividends received from HMRTech. We expect capital expenditures of $2 million or less in 2008.

Financing activities

Net cash provided by (used in) financing activities was $(2.5) million and $10.4 million in the first quarters of 2008 and 2007, respectively. The amount of cash used in 2008 represents net payments under our revolving credit agreement of $2.7 million partially offset by $0.2 million of proceeds from the issuance of common stock through the exercises of stock options and employee stock purchase plan transactions.  The amount of cash provided in 2007 represents net borrowings under our revolving credit agreement of $9.9 million and $0.4 million of proceeds from the issuance of common stock through the exercises of stock options and employee stock purchase plan transactions.

The average daily borrowing on our Revolver for the first quarter of 2008 was $6.5 million at a weighted average interest rate of 5.85%, compared to an average daily borrowing of $10.2 million at a weighted average interest rate of 7.54% under our then existing revolver in the first quarter of 2007.

RECENT ACCOUNTING PRONOUNCEMENTS

A description of recent accounting pronouncements are referenced in Note 2 of our Condensed Consolidated Financial Statements in Part I, Item 1 on this Form 10-Q.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk associated with our Revolver, where interest payments are tied to either LIBOR or the prime rate. At any time, a sharp rise in interest rates could have an adverse effect on net interest expense as reported in our Condensed Consolidated Statements of Operations. A hypothetical and instantaneous increase of one full percentage point in the interest rate on our Revolver would increase annual interest expense by approximately $0.1 million.

We presently have no investments in debt securities and, accordingly, no exposure to market interest rates on investments. We have no significant exposure to foreign currency fluctuations. Foreign sales, which are nominal, are primarily denominated in United States dollars.

Item 4. CONTROLS AND PROCEDURES

The Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) evaluated, together with other members of senior management, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2008; and, based on this review, the Company’s CEO and CFO concluded that, as of March 31, 2008, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by it in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarterly period ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

As a defense contractor, we are subject to many levels of audit and review from various government agencies, including the Defense Contract Audit Agency, various inspectors general, the Defense Criminal Investigation Service, the Government Accountability Office, the Department of Justice and Congressional Committees. Both related to and unrelated to our defense industry involvement, we are, from time to time, involved in audits, lawsuits, claims, administrative proceedings and investigations. We accrue for liabilities associated with these activities when it becomes probable that future expenditures will be made and such expenditures can be reasonably estimated. We are a party to or have property subject to litigation and other proceedings referenced in Note 11 of the Notes to Condensed Consolidated Financial Statements (Unaudited) included in this Form 10-Q and in Note 12 of our Form 10-K for the year ended December 31, 2007. Our evaluation of the likelihood of expenditures related to these matters is subject to change in future periods, depending on then current events and circumstances, which could have a material adverse effect on our business, financial position, results of operations and cash flows.

Item 1A. RISK FACTORS

For information regarding factors that could affect our results of operations, financial condition and liquidity, refer to the section titled “Risk Factors” in Part 1, Item 1A of our 2007 Form 10-K. There have been no material changes from the risk factors previously disclosed in our most recent Form 10-K.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth all purchases made by us or on our behalf by any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the first quarter of 2008.  All shares repurchased were not part of a publicly announced share purchase program and represent shares repurchased to cover payroll withholding taxes in connection with the vesting of restricted stock awards.

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased as	of Shares that
			Part of	May Yet Be
	Total Number	Average Price	Publicly	Purchased
	of Shares	Paid Per	Announced	Under the
Period	Purchased	Share	Programs	Programs
January 1, 2008 to January 31, 2008	738	$10.24	-	$-
February 1, 2008 to February 29, 2008	3,501	$9.43	-	-
March 1, 2008 to March 31, 2008	7,828	$9.98	-	-
Total	12,067	$9.84	-	$-

Item 6. EXHIBITS

The following Exhibits are filed or furnished, as applicable, herewith:

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNAMICS RESEARCH CORPORATION
(Registrant)

Date: May 12, 2008	/s/ David Keleher
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)