Form 10-Q
period 2008-06-30
DYNAMICS RESEARCH CORP
filed 2008-08-11
CIK 30822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

As of July 31, 2008, there were 9,562,309 shares of the registrant’s common stock outstanding.

DYNAMICS RESEARCH CORPORATION
FORM 10-Q
For the Quarterly Period Ended June 30, 2008

		Page
Part I. Financial Information
Item 1. Financial Statements
	Condensed Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007 (unaudited)	3
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2008 and 2007 (unaudited)	4
	Condensed Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (loss) for the three months ended June 30, 2008 and 2007 (unaudited)	5
	Condensed Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (loss) for the six months ended June 30, 2008 and 2007 (unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007 (unaudited)	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	27
Part II. Other Information
Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 4.	Submission of Matters to a Vote of Security Holders	28
Item 6.	Exhibits	29

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
 (dollars in thousands, except share data)

	June 30,	December 31,
	2008	2007
Assets
Current assets
Cash and cash equivalents	$108	$2,006
Contract receivables, net	64,239	63,570
Prepaid expenses and other current assets	2,723	2,508
Total current assets	67,070	68,084
Noncurrent assets
Property and equipment, net	9,576	10,182
Goodwill	63,055	63,055
Intangible assets, net	2,050	3,069
Deferred tax asset	1,484	1,484
Other noncurrent assets	4,303	4,079
Total noncurrent assets	80,468	81,869
Total assets	$147,538	$149,953
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$13,626	$12,163
Accrued compensation and employee benefits	13,433	13,409
Deferred taxes	5,696	8,486
Other accrued expenses	12,727	3,078
Total current liabilities	45,482	37,136
Long-term liabilities
Long-term debt	607	7,737
Other long-term liabilities	7,931	8,576
Total long-term liabilities	8,538	16,313
Total liabilities	54,020	53,449
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.10 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.10 par value; 30,000,000 shares authorized; 9,562,309 and 9,509,849 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	956	951
Capital in excess of par value	50,995	50,251
Accumulated other comprehensive loss	(6,853)	(6,745)
Retained earnings	48,420	52,047
Total stockholders' equity	93,518	96,504
Total liabilities and stockholders' equity	$147,538	$149,953

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
 (dollars in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Contract revenue	$53,708	$57,030	$108,481	$112,942
Product sales	1,585	980	3,290	1,848
Total revenue	55,293	58,010	111,771	114,790

Cost of contract revenue	45,599	47,460	91,811	94,393
Cost of product sales	1,393	1,200	2,998	2,348
Total cost of revenue	46,992	48,660	94,809	96,741

Gross profit on contract revenue	8,109	9,570	16,670	18,549
Gross profit (loss) on product sales	192	(220)	292	(500)
Total gross profit	8,301	9,350	16,962	18,049

Selling, general and administrative expenses	5,147	5,763	10,548	11,361
Provision for litigation	-	-	8,819	181
Amortization of intangible assets	510	651	1,019	1,301
Operating income (loss)	2,644	2,936	(3,424)	5,206
Interest expense, net	(142)	(473)	(281)	(929)
Other income, net	239	122	168	255
Income (loss) before provision for income taxes	2,741	2,585	(3,537)	4,532
Provision for income taxes	1,112	1,071	90	1,895
Net income (loss)	$1,629	$1,514	$(3,627)	$2,637

Earnings (loss) per common share
Basic	$0.17	$0.16	$(0.38)	$0.28
Diluted	$0.17	$0.16	$(0.38)	$0.27

Weighted average shares outstanding
Basic	9,443,347	9,317,297	9,430,607	9,308,558
Diluted	9,724,839	9,650,919	9,430,607	9,609,575

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007 (unaudited)
 (in thousands)

			Capital	Accumulated
			in Excess	Other
	Common Stock		of Par	Comprehensive	Retained
	Shares	Par value	Value	Loss	Earnings	Total
Balance at March 31, 2008	9,558	$956	$50,775	$(6,853)	$46,791	$91,669
Comprehensive income:
Net income	-	-	-	-	1,629	1,629
Comprehensive income	-	-	-	-	-	1,629
Issuance of common stock through stock option exercises and employee stock purchase plan transactions	22	2	178	-	-	180
Issuance of restricted stock	14	2	(2)	-	-	-
Forfeiture of restricted stock	(3)	(1)	1	-	-	-
Release of restricted stock	(29)	(3)	(292)	-	-	(295)
Share-based compensation	-	-	322	-	-	322
Tax benefit from stock options exercised and employee stock purchase plan transactions	-	-	13	-	-	13
Balance at June 30, 2008	9,562	$956	$50,995	$(6,853)	$48,420	$93,518

			Capital	Accumulated
			in Excess	Other
	Common Stock		of Par	Comprehensive	Retained
	Shares	Par value	Value	Loss	Earnings	Total
Balance at March 31, 2007	9,378	$938	$48,310	$(9,206)	$46,068	$86,110
Comprehensive income:
Net income	-	-	-	-	1,514	1,514
Comprehensive income	-	-	-	-	-	1,514
Issuance of common stock through stock option exercises and employee stock purchase plan transactions	42	4	337	-	-	341
Issuance of restricted stock	52	5	(5)	-	-	-
Forfeiture of restricted stock	(6)	(1)	1	-	-	-
Release of restricted stock	(2)	-	(18)	-	-	(18)
Share-based compensation	-	-	407	-	-	407
Tax benefit from stock options exercised and employee stock purchase plan transactions	-	-	34	-	-	34
Balance at June 30, 2007	9,464	$946	$49,066	$(9,206)	$47,582	$88,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (unaudited)
 (in thousands)

			Capital	Accumulated
			in Excess	Other
	Common Stock		of Par	Comprehensive	Retained
	Shares	Par value	Value	Loss	Earnings	Total
Balance at December 31, 2007	9,510	$951	$50,251	$(6,745)	$52,047	$96,504
Comprehensive loss:
Net loss	-	-	-	-	(3,627)	(3,627)
Other comprehensive loss, net of tax:
Reclassification adjustment for gain on sale of investment included in net loss, net of taxes	-	-	-	(108)	-	(108)
Comprehensive loss	-	-	-	-	-	(3,735)
Issuance of common stock through stock option exercises and employee stock purchase plan transactions	50	5	409	-	-	414
Issuance of restricted stock	48	5	(5)	-	-	-
Forfeiture of restricted stock	(5)	(1)	1	-	-	-
Release of restricted stock	(41)	(4)	(410)	-	-	(414)
Share-based compensation	-	-	724	-	-	724
Tax benefit from stock options exercised and employee stock purchase plan transactions	-	-	25	-	-	25
Balance at June 30, 2008	9,562	$956	$50,995	$(6,853)	$48,420	$93,518

			Capital	Accumulated
			in Excess	Other
	Common Stock		of Par	Comprehensive	Retained
	Shares	Par value	Value	Loss	Earnings	Total
Balance at December 31, 2006	9,315	$931	$47,644	$(9,206)	$44,945	$84,314
Comprehensive income:
Net income	-	-	-	-	2,637	2,637
Comprehensive income	-	-	-	-	-	2,637
Issuance of common stock through stock option exercises and employee stock purchase plan transactions	94	10	754	-	-	764
Issuance of restricted stock	84	8	(8)	-	-	-
Forfeiture of restricted stock	(10)	(1)	1	-	-	-
Release of restricted stock	(19)	(2)	(191)	-	-	(193)
Share-based compensation	-	-	803	-	-	803
Tax benefit from stock options exercised and employee stock purchase plan transactions	-	-	63	-	-	63
Balance at June 30, 2007	9,464	$946	$49,066	$(9,206)	$47,582	$88,388

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(dollars in thousands)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(3,627)	$2,637
Adjustments to reconcile net cash provided by (used in) operating activities:
Depreciation	1,419	1,576
Amortization of intangible assets	1,019	1,301
Share-based compensation	724	803
Investment income from equity interest	(171)	(99)
Tax benefit from stock options exercised and employee stock purchase plan transactions	(25)	(63)
Provision for litigation	8,819	181
Deferred income taxes	(2,719)	(1,825)
Other	(380)	(265)
Change in operating assets and liabilities:
Contract receivables, net	(669)	(3,277)
Prepaid expenses and other current assets	(549)	(753)
Accounts payable	1,463	(4,144)
Accrued compensation and employee benefits	24	(888)
Other accrued expenses	476	(1,143)
Other long-term liabilities	(307)	206
Net cash provided by (used in) operating activities	5,497	(5,753)
Cash flows from investing activities:
Additions to property and equipment	(813)	(740)
Proceeds from sale of investments and long-lived assets	275	-
Dividends from equity investment	311	171
Payments related to the sale of building	(35)	-
Increase in other assets	(427)	(133)
Net cash used in investing activities	(689)	(702)
Cash flow from financing activities:
Borrowings under revolving credit agreement	55,037	110,685
Repayments under revolving credit agreement	(62,167)	(112,658)
Proceeds from the exercise of stock options and employee stock purchase plan transactions	414	764
Tax benefit from stock options exercised and employee stock purchase plan transactions	25	63
Payments of deferred financing costs	(15)	-
Net cash used in financing activities	(6,706)	(1,146)
Net decrease in cash and cash equivalents	(1,898)	(7,601)
Cash and cash equivalents, beginning of period	2,006	7,887
Cash and cash equivalents, end of period	$108	$286

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

In the opinion of management, all material adjustments that are of a normal and recurring nature necessary for a fair presentation of the results for the periods presented have been reflected. All material intercompany transactions and balances have been eliminated in consolidation. The results for the three and six months ended June 30, 2008 may not be indicative of the results that may be expected for the year ending December 31, 2008. The accompanying financial information should be read in conjunction with the consolidated financial statements and notes contained in the Company’s Form 10-K, filed with the United States Securities and Exchange Commission (“SEC”) for the year ended December 31, 2007.  The Company has reclassified certain prior period amounts to conform with the current period presentation.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”), which amends the factors to be considered in renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  FSP FAS 142-3 is effective for interim periods and fiscal years beginning after December 15, 2008.  The Company will adopt FSP FAS 142-3 effective January 1, 2009.  The Company is currently assessing the impact of FSP FAS 142-3 on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements.  SFAS 157 was effective January 1, 2008, except for non-financial assets and liabilities measured at fair value on a non-recurring basis for which it will be effective January 1, 2009. The impact of the adoption of SFAS 157 was not material to the Company’s condensed consolidated financial statements and the adoption of the items deferred until fiscal 2009 is not expected to be material.

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

NOTE 3. SUPPLEMENTAL BALANCE SHEET INFORMATION

The composition of selected balance sheet accounts is as follows:

	June 30,	December 31,
	2008	2007
Contract receivables, net
Billed receivables	$38,827	$31,884
Unbilled receivables(1):
Revenues recorded in excess of milestone billings on fixed price contracts with the State of Ohio and State of Tennessee	7,316	7,572
Retainages and fee withholdings	901	1,529
Other unbilled receivables	18,165	23,488
Total unbilled receivables	26,382	32,589
Allowance for doubtful accounts	(970)	(903)
Contract receivables, net	$64,239	$63,570

Property and equipment, net:
Production equipment	$11,930	$11,917
Software	11,231	11,052
Furniture and other equipment	7,286	6,862
Leasehold improvements	2,572	2,375
Property and equipment	33,019	32,206
Less accumulated depreciation	(23,443)	(22,024)
Property and equipment, net	$9,576	$10,182

Other noncurrent assets:
Deferred compensation plan investments	$1,595	$1,747
Prepaid pension asset	1,318	718
Equity investments	979	1,119
Other	411	495
Other noncurrent assets	$4,303	$4,079

Accrued compensation and employee benefits:
Accrued payroll and payroll taxes	$5,379	$6,967
Accrued vacation	4,772	4,273
Accrued employee exit costs(2)	736	-
Other	2,546	2,169
Accrued compensation and employee benefits	$13,433	$13,409

Other accrued expenses:
Accrued litigation liability	$9,000	$181
Accrued income taxes	1,009	585
Deferred gain on sale of building	676	676
Other	2,042	1,636
Other accrued expenses	$12,727	$3,078

Other long-term liabilities:
Deferred gain on sale of building, net	$4,395	$4,733
Deferred compensation plan liability	1,595	1,747
Other	1,941	2,096
Other long-term liabilities	$7,931	$8,576

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share amounts)

(1)
Contract receivables are classified as current assets in accordance with industry practice.  At June 30, 2008 and December 31, 2007, $522 and $553, respectively, of unbilled retainages and fee withholdings are not anticipated to be billed within twelve months.  Additionally, at June 30, 2008, $926 of the unbilled balance under the Company’s contract with the State of Tennessee is not scheduled to be invoiced within one year.

(2)
During the first half of 2008, the Company learned that its work on the Navy’s Trident Missile program will be curtailed significantly in the second half of 2008.  The Company estimates that the total cost associated with the work force reduction caused by this curtailment will be $950 of which $736 has been recorded in accrued compensation and employee benefits at June 30, 2008 and included in cost of contract revenue for the three and six months then ended.

NOTE 4. GOODWILL AND INTANGIBLE ASSETS

The Company’s identifiable intangible assets consisted of only customer relationships as of June 30, 2008 and December 31, 2007.  The cost of customer relationships for both periods was $12,800, offset by accumulated amortization of $10,750 and $9,731 as of June 30, 2008 and December 31, 2007, respectively.  The Company recorded amortization expense for its identifiable intangible assets of $510 and $651 for the three months ended June 30, 2008 and June 30, 2007, respectively, and $1,019 and $1,301 for the six months then ended.

Amortization expense on the Company’s identifiable intangible assets for their remaining useful lives is as follows:

Remainder of 2008	$1,019
2009	$1,031

There were no changes in the carrying amount of goodwill for the three months ended June 30, 2008. The carrying amount of goodwill of $63,055 at June 30, 2008 and December 31, 2007 was included in the Company’s Systems and Services business segment.

NOTE 5. INCOME TAXES

For the six months ended June 30, 2008, the effective income tax rate was 2.5%.  Excluding the $8,819 litigation provision, the effective rate was 41.9%. The Company has estimated the tax benefit associated with the litigation provision at $2,124 or 24% of such provision.  However, there is no assurance that this benefit will be realized and therefore income tax expense may be adjusted in a future period.  The effective income tax rate for the comparable prior year period was 41.8%, or 41.7% excluding the $181 litigation provision recorded in the six months ended June 30, 2007.  The pool of excess tax benefits has been depleted and as a result any future SFAS 123(R) tax deficiencies will be recorded directly to earnings. The effective tax rate for the year ended December 31, 2007 was 39.7%, reflecting adjustments to tax accruals and reserves plus favorable effects of tax credits and state tax audits.

As of June 30, 2008 the Company had $543 of unrecognized tax benefits, of which $180 would affect its effective tax rate if recognized. Accrued penalties and interest were $135 at June 30, 2008.

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

NOTE 6. FINANCING ARRANGEMENTS

The Company’s outstanding debt at June 30, 2008 and December 31, 2007 was $607 and $7,737, respectively, which consisted of net borrowings under the Company’s $50 million revolving credit facility (the “Revolver”).  The interest rate on the outstanding balance at June 30, 2008 was 5.0% based on a base rate option that was in effect on June 30, 2008. The interest rate on $5,000 of the outstanding balance at December 31, 2007 was 6.34% based on the 60-day LIBOR option elected on December 31, 2007.  The interest rate on the remaining $2,737 outstanding balance at December 31, 2007 was 7.25% based on a base rate option that was in effect on December 31, 2007.   Borrowings under the Revolver have been classified as a long-term liability.  The repayment of borrowings under the Revolver is contractually due on September 29, 2009; however, the Company may repay at any time prior to that date.  At June 30, 2008, the remaining available balance to borrow against the Revolver was $49,393.

On May 12, 2008, the Company amended the credit facility to exclude the provision for litigation recorded in the first quarter of 2008 from the net profit covenant test for the remainder of 2008.  The Company was in compliance with its debt covenants, as amended, at June 30, 2008.

On August 1, 2008, the Company entered into a new unsecured credit facility as more fully described in Note 12.

NOTE 7. DEFINED BENEFIT PENSION PLAN

The components of net periodic benefit income for the Company’s defined benefit pension plan are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest cost on projected benefit obligation	$959	$1,006	$1,918	$2,012
Expected return on plan assets	(1,396)	(1,464)	(2,792)	(2,927)
Recognized actuarial loss	137	270	274	540
Net periodic pension income	$(300)	$(188)	$(600)	$(375)

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

NOTE 8. SHARE-BASED COMPENSATION

Share-Based Compensation Costs

Total share-based compensation recorded in the Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Cost of products and services	$133	$154	$296	$280
Selling, general and administrative	189	253	428	523
Total share-based compensation expense	$322	$407	$724	$803

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share amounts)

Stock Option Award Activity

The following table summarizes stock option activity under all plans:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value
Outstanding at December 31, 2007	1,012,078	$8.34	3.0	$3,030
Granted	-	$-
Exercised	(25,617)	$7.25
Cancelled	(12,000)	$13.60
Outstanding and exercisable at June 30, 2008	974,461	$8.30	2.5	$2,638

No stock options were granted during the three or six months ended June 30, 2008 and 2007.  Cash proceeds received, the intrinsic value and the total tax benefits realized resulting from stock option exercises were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Amounts realized or received from stock option exercises:
Cash proceeds received	$73	$160	$186	$421
Intrinsic value realized	$36	$148	$70	$219
Income tax benefit realized	$13	$31	$24	$58

The total income tax benefit realized from exercised stock options and Employee Stock Purchase Plan transactions for the six months ended June 30, 2008 and 2007 was $25 and $63, respectively.  These amounts were reported as a financing cash inflow with a corresponding operating cash outflow in the accompanying Condensed Consolidated Statement of Cash Flows.  At December 31, 2007, the remaining pool of excess tax benefits was depleted and as a result any future SFAS 123(R) tax deficiencies will be recorded directly to earnings.  All stock options granted fully vested prior to or during the second quarter of 2008, and therefore there was no unrecognized compensation cost related to stock options as of June 30, 2008.

Restricted Stock Award Activity

The following table summarizes restricted stock activity under the Company’s 2000 Incentive Plan:

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value
Nonvested at December 31, 2007	223,330	$11.43
Granted	48,000	$10.10
Vested	(136,004)	$10.92
Cancelled	(5,450)	$12.53
Nonvested at June 30, 2008	129,876	$11.44

The total fair value of restricted shares vested during the three months ended June 30, 2008 and 2007 was $1,012 and $234, respectively, and $1,485 and $965, respectively, during the six months then ended. The three and six months ended June 30, 2008 included the vesting of 77,000 shares issued in May 2001 under the Company’s 2001 Executive Long-term Incentive Plan.  As of June 30, 2008, the total unrecognized compensation cost related to restricted stock awards was $1,260, which is expected to be amortized over a weighted-average period of approximately two years.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share amounts)

NOTE 9. STOCKHOLDERS’ EQUITY

Earnings (Loss) Per Share

For the three and six months ended June 30, 2008 and June 30, 2007, basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Unexercised stock options and unvested restricted shares are excluded from this calculation but are included in the diluted earnings per share calculation using the treasury stock method so long as their effect is not anti-dilutive.

For the three months ended June 30, 2008 and the three and six months ended June 30, 2007, diluted earnings per share are determined by using the weighted average number of common and dilutive common equivalent shares outstanding during the period.  For the six months ended June 30, 2008, the dilutive effect of stock options and restricted stock grants of approximately 366,500 shares, which includes approximately 76,000 anti-dilutive options to purchase commons stock, were not included in the computation of diluted loss per share as the net loss would have made their effect anti-dilutive.

Due to the anti-dilutive effect, approximately 76,000 and 71,800 options to purchase common stock were excluded from the calculation of diluted earnings per share for the three months ended June 30, 2008 and 2007, respectively.  Approximately 82,800 options to purchase common stock were excluded from the calculation of diluted earnings per share for the six months ended June 30, 2007.

The following table illustrates the reconciliation of the weighted average shares outstanding:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Weighted average shares outstanding - Basic	9,443,347	9,317,297	9,430,607	9,308,558
Dilutive effect of stock options and restricted stock grants	281,492	333,622	-	301,017
Weighted average shares outstanding - Diluted	9,724,839	9,650,919	9,430,607	9,609,575

NOTE 10. BUSINESS SEGMENT, MAJOR CUSTOMERS AND RELATED PARTY INFORMATION

Business Segment

Results of operations information for the Company’s two reportable business segments are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues from external customers
Systems and Services	$53,708	$57,030	$108,481	$112,942
Metrigraphics	1,585	980	3,290	1,848
	$55,293	$58,010	$111,771	$114,790
Gross margin (loss)
Systems and Services	$8,109	$9,570	$16,670	$18,549
Metrigraphics	192	(220)	292	(500)
	$8,301	$9,350	$16,962	$18,049
Operating income (loss)
Systems and Services	$2,755	$3,394	$(3,086)	$6,157
Metrigraphics	(111)	(458)	(338)	(951)
	$2,644	$2,936	$(3,424)	$5,206

Sales between segments represent less than 1% of total revenue and are accounted for at cost.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share amounts)

Major Customers

Revenues from Department of Defense (“DoD”) customers ranged between 67% and 80% of total revenues in both the three and six months ended June 30, 2008 and 2007, respectively.  Revenues earned from the U.S. Air Force Aeronautical Systems Center (“ASC”) during the three and six months ended June 30, 2007 were $6,139, or 11% of total revenue, and $13,706, or 12% of total revenue, respectively.  No other customers in the three or six months ended June 30, 2007 accounted for more than 10% of revenue.  The Company had no customer in the three or six months ended June 30, 2008 that accounted for more than 10% of revenues.  The outstanding contract receivable balance of the State of Ohio as of June 30, 2008 and December 31, 2007 was $14,542 and $7,572, respectively.   No other customers accounted for more than 10% of the outstanding contract receivable balance.

Related Party

Through its wholly owned subsidiary, H.J. Ford Associates, Inc. (“HJ Ford”), the Company has a 40% interest in HMRTech, LLC (“HMRTech”) which is accounted for using the equity method.   The Company, through HJ Ford, also had a 40% ownership interest in HMRTech/HJ Ford SBA JV, LLC (the “Joint Venture”) formed with HMRTech.  Revenues from HMRTech included in contract revenues for the three months ended June 30, 2008 and 2007 were $0, and $93, respectively, and $31 and $190, respectively, for the six months then ended. The amounts due from HMRTech included in contract receivables at June 30, 2008 and December 31, 2007 were $1 and $52, respectively.

In September 2007, the Company sold its 40% interest in the Joint Venture back to the Joint Venture.  The Company received $4 in proceeds from the transaction, representing the Company’s original investment in the Joint Venture.  The Joint Venture, which had been formed under the SBA Mentor-Protégé program, was accounted for using the equity method of accounting.  The Company continues to be a subcontractor to the Joint Venture on existing Consolidated Acquisition and Professional Services (“CAPS”) contract task orders until such task orders are completed. Revenues recognized by the Company as a subcontractor to the Joint Venture for the three months ended June 30, 2008 and 2007 were $1,652 and $5,743, respectively, and $4,256 and $10,664, respectively, for the six months then ended.

Through September 2007, the Company provided the Joint Venture with various administrative services under the terms of a Services Agreement.  Charges by the Company for these administrative services to the Joint Venture for the three and six months ended June 30, 2007 were $393 and $747, respectively.  A new Services Agreement was entered into effective October 1, 2007 under which the Company charges HMRTech for administrative services at 2.8% of revenues derived from the CAPS contract.  Revenues under this arrangement were $81 and $214 in the three and six months ended June 30, 2008, respectively.

The table below presents the various amounts included in the accompanying balance sheets related to the above mentioned transactions with the Joint Venture:

	June 30,	December 31,
	2008	2007
Contract receivables, net	$1,482	$4,486
Other receivables, net	$-	$314

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

On October 26, 2000, two former Company employees were indicted and charged with conspiracy to defraud the U.S. Air Force and wire fraud, among other charges, arising out of a scheme to defraud the federal government out of approximately $10 million. Both men subsequently pled guilty to the principal charges against them. On October 9, 2003, the U.S. Attorney filed a civil complaint in the U.S. District Court for the District of Massachusetts against the Company based in substantial part upon the actions and omissions of the former employees that gave rise to the criminal cases against them. In the civil action, the U.S. Attorney has asserted three claims against the Company.  These claims, which cannot lead to multiple awards, are based on the False Claims Act, the Anti-Kickback Act, and breach of contract for which the government estimates damages at approximately $24 million, $20 million and $10 million, respectively. The U.S. Attorney is also seeking recovery on certain common law claims and equitable claims as well as for recovery of costs, and interest on the breach of contract damages.  The maximum possible awardable amount of damages, based on the governments’ claims, is estimated to be $26 million.  On February 14, 2007, the U.S. Attorney filed a motion for summary judgment as to liability and as to damages in this matter. On March 31, 2008, the Court issued a Memorandum on Summary Judgment Motion granting summary judgment in favor of the Government on the breach of contract, False Claims Act and Anti-Kickback Act claims but, due to substantial disputed facts, denied summary judgment on damages.  The Court has scheduled another status conference for September 3, 2008.  Regarding the alleged actual damages, the Company believes that it has substantive defenses and intends to vigorously defend itself.  Upon completion of the proceedings in District Court, the Company would consider appealing the District Court’s decision granting summary judgment to the Government depending on the outcome of the District Court proceedings. Nevertheless, the Company believes the Memorandum of March 31, 2008 substantially narrows the range of likely outcomes.  Accordingly, at March 31, 2008, the Company recognized an estimated liability for all claims related to this matter in the amount of $9 million, reduced by $2.2 million for estimated tax benefits, for an after-tax effect of $6.8 million.  Of this amount, $181 was provided for in previous periods.  This amount represents the Company’s best estimate of liability.  Prior to the scheduled September 3, 2008 status conference on the amount of damages alleged by the Government, the Government and the Company have agreed to attempt to mediate their differing positions on such alleged damages.  However, as the matter is ongoing, the ultimate outcome remains uncertain.  Due to these uncertainties actual results may eventually differ materially from the $9 million liability for which the Company has provided, and the range of reasonably possible loss cannot be estimated.  As a result, there can be no assurance that that there will not be additional provisions required, which could have a material adverse effect on the Company’s business, financial position, results of operations and cash flows.

The Company has provided documents in response to a previously disclosed grand jury subpoena issued on October 15, 2002 by the U.S. District Court for the District of Massachusetts, directing the Company to produce specified documents dating back to 1996. The subpoena relates to an investigation, which focused on the period from 1996 to 1999, by the Antitrust Division of the Department of Justice in New York into the bidding and procurement activities involving the Company and several other defense contractors who have received similar subpoenas and may also be subjects of the investigation. On February 7, 2007, the Company was informed that the Antitrust Division has communicated to the Department of Justice in Washington, D.C. the results of its investigation which have not been made available to the Company.  While the government has not officially closed the investigation, given the passage of time with no action from the government, based on the advice of counsel we believe that the likelihood that the government will take action against the Company is remote.

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

NOTE 12. SUBSEQUENT EVENTS

Kadix Systems, LLC Acquisition

On August 1, 2008, the Company completed the acquisition of Kadix Systems, LLC (“Kadix”) for $42 million in cash, subject to certain adjustments typical for a transaction of this type, with the potential for additional consideration of up to $5 million, based on achievement of certain conditions, as more fully described in the Member Interest Purchase Agreement, dated July 30, 2008 filed in our Current Report on Form 8-K on August 5, 2008.  For tax purposes, the transaction will be treated as an asset purchase resulting in tax benefits to DRC, which have an estimated value of $10 million.  Kadix maintains practice specialties in organizational change, human capital, information technology and public and environmental health.  Kadix is focused on the U.S. Department of Homeland Security, Marine Corps information technology, military medical health, and federal civilian markets.  Kadix currently has approximately 270 employees and is headquartered in Arlington, VA with additional offices in Greater Washington, DC, Aberdeen, MD, and Fort Sam Houston, TX.  The audited financial statement of Kadix for the year ended December 31, 2007 reflected annual revenues of $23 million and net income of $3.5 million, which included interest, taxes, depreciation and amortization of $0.3 million.  Kadix recorded revenue on an unaudited basis was $33.6 million for the twelve months ended June 30, 2008.  Unaudited revenue for the three months ended June 30, 2008, March 31, 2008 and December 31, 2007 was $11.6 million, $9.0 million and $6.8 million, respectively, and the revenue for the two months ended September 30, 2007 was $4.2 million.  An estimated $8 million of Kadix revenues for the twelve months ended June 30, 2008 are derived from contracts which are restricted to participants in the U.S. Small Business Administration’s disadvantaged business 8(a) program.

Credit Facility Amendment

Also on August 1, 2008, the Company entered into a new unsecured credit facility (the “facility”) with its bank group to restructure and increase the Company’s credit facility to $65.0 million. The facility provides for a $40.0 million, five-year term loan (the “term loan”) and a $25.0 million, five-year revolving credit agreement for working capital (the “new revolver”). The bank group, led by Brown Brothers Harriman & Co. as a lender and as administrative agent (when acting in such capacity, the “Administrative Agent”), also includes TD Bank, N.A. and Bank of America, N.A. The term loan and the revolver replace the Company’s previous $50.0 million revolving credit agreement, which was entered into on September 29, 2006.

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

The Company used the $40 million term loan proceeds at closing for the acquisition of Kadix. The facility requires quarterly principal payments on the term loan of $2 million, commencing December 31, 2008.  The Company has the option of selecting an interest rate for the term loan equal to either: (a) the then applicable LIBOR Rate plus 1.50% per annum to 2.50% per annum, depending on the Company’s most recently reported leverage ratio; or (b) the base rate as announced from time to time by the Administrative Agent (the “Base Rate”) plus 0.00% per annum to 0.25% per annum, depending on the Company’s most recently reported leverage ratio. For those portions of the acquisition term loan accruing at the LIBOR Rate, the Company has the option of selecting interest periods of 30, 60, 90 or 180 days.  The facility also requires the Company, within thirty days of the closing date, to secure interest rate protection in an amount not less than fifty percent of the outstanding principal balance of the term loan.

The new revolver has a five-year term and is available to the Company for general corporate purposes, including strategic acquisitions. The Company used $4.8 million of the new revolver to complete the acquisition of Kadix. The interest rate terms on the new revolver are similar to those of the term loan.  The new revolver matures on August 1, 2013.

The terms of the facility are more fully described in the Fourth Amended and Restated Loan Agreement, dated August 1, 2008, by and among the Company, all of the subsidiaries of the Company, Brown Brothers Harriman & Co., TD Bank and Bank of America.  The terms of the Kadix acquisition are more fully described in the Member Interest Purchase Agreement, dated July 30, 2008 by and among the Company, Kadix and the sole member of Kadix.  Both agreements were filed in our Current Report on Form 8-K on August 5, 2008.

Preferred Stock Rights Agreement

On June 5, 2008, the Board of Directors of the Company approved a shareholder Rights Agreement, subject to finalization of price, which was approved by the Board on July 23, 2008 at $59.09 per one one-hundredth of a Preferred Share.  The Rights replaced preferred share purchase rights which were attached to common shares (the “Old Rights”), that expired on July 27, 2008.  The Old Rights were issued pursuant to a Rights Agreement, dated as of February 17, 1998, as amended, between the Company and the Rights Agent.  Subsequent to July 27, 2008, the Old Rights were no further in force or effect.

On July 23, 2008, the Board of Directors of the Company authorized and declared a dividend distribution of one right (a “Right”) for each outstanding share of the Company’s common stock, par value $0.10 per share to stockholders of record at the close of business on such date. Each Right entitles the registered holder to purchase from the Company one-hundredth of a share of Series B Preferred Stock, par value $.10 per share, of the Company (the “Preferred Stock”), at a price of $59.09 per one one-hundredth of a Preferred Share, subject to adjustment.  The definitive terms of the Rights are set forth in a Rights Agreement, dated as of July 23, 2008, between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent.

The Rights become exercisable upon the earlier of the following events: (i) 10 days following a public announcement that a person or group of affiliated or associated persons (an “Acquiring Person”) have acquired beneficial ownership of 15% or more of the outstanding Common Stock (the “Stock Acquisition Date”) or (ii) 10 business days (or such later date as may be determined by action of the Board of Directors of the Company prior to such time as any person or group of affiliated or associated persons becomes an Acquiring Person) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 15% or more of the outstanding Common Stock (the earlier of such dates being the Distribution Date). The Rights will expire on July 27, 2018.

The terms of the Rights Agreement are more fully described in the Current Report on Form 8-K filed on July 25, 2008.

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

The non-GAAP measures we use exclude the provision for litigation charge and its related tax effect that management believes is unusual and outside of our ongoing operations for the periods presented.

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

OVERVIEW

Dynamics Research Corporation, headquartered in Andover, Massachusetts, is a leading, innovative provider of solutions and services to federal, state and local governments.  We provide support to our customers in the primary mission areas of IT, Logistics and Readiness, Systems Integration and Technical Services, C4ISR (Command, Control, Computers, Communication, Intelligence, Surveillance and Reconnaissance), Homeland Security, Health and Human Services and Intelligence/Space.

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

Operating income for the three months ended June 30, 2008 and 2007 was $2.6 million and $2.9 million, respectively.  The operating margin for the three months ended June 30, 2008 and 2007 was 4.8% and 5.1%, respectively.  The decrease in operating margin in the second quarter of 2008 compared the same period in 2007 was primarily due to lower gross profit on contract revenue, partially offset by lower selling, general and administrative expenses.

The operating loss for the six months ended June 30, 2008 was $3.4 million compared to operating income of $5.2 million for the same period in 2007.  Excluding the provision for litigation, operating income for both six month periods ended June 30, 2008 and 2007 was $5.4 million and the operating margin was 4.8% and 4.7% of total revenue, respectively.

RECONCILIATION OF NON-GAAP MEASURES

	Six Months Ended
	June 30,
	2008		2007
(in millions)	$ (1)	% (2)	$ (1)	% (2)
GAAP operating income (loss)	$(3.4)	(3.1)%	$5.2	4.5%
Provision for litigation	8.8	7.9%	0.2	0.2%
Non-GAAP operating income	$5.4	4.8%	$5.4	4.7%

GAAP income (loss) before provision for income taxes	$(3.5)	(3.2)%	$4.5	3.9%
Provision for litigation	8.8	7.9%	0.2	0.2%
Non-GAAP income before provision for income taxes	$5.3	4.7%	$4.7	4.1%

GAAP provision for income taxes (3)	$0.1	(2.5)%	$1.9	41.8%
Tax benefit for provision for litigation (3)	2.1	24.1%	0.1	39.8%
Non-GAAP provision for income taxes (3)	$2.2	41.9%	$2.0	41.7%

GAAP net income (loss)	$(3.6)	(3.2)%	$2.6	2.3%
Provision for litigation, net of tax benefit	6.7	6.0%	0.1	0.1%
Non-GAAP net income	$3.1	2.7%	$2.7	2.4%

(1)	Totals may not add due to rounding.

(2)
Represents a percentage of total revenue of $111.8 million and $114.8 million in the six months ended June 30, 2008 and 2007, excluding the percentages for provision for income taxes and the tax benefit for provision for litigation.

(3)	These amounts represent a percentage of GAAP income (loss) before provision for income taxes, provision for litigation and non-GAAP income before provision for income taxes, respectively.

We have two reportable business segments: Systems and Services and Metrigraphics. The Systems and Services segment accounted for approximately 97% of total revenue and the Metrigraphics segment accounted for approximately 3% of total revenue for the six months ended June 30, 2008.

RESULTS OF OPERATIONS

Operating results expressed as a percentage of segment and total revenue are as follows:

	Three Months Ended June 30,
	2008		2007
(in millions)	$ (1)%		$ (1)%
Contract revenue	$53.7	97.1%	$57.0	98.3%
Product sales	1.6	2.9	1.0	1.7
Total revenue	$55.3	100.0%	$58.0	100.0%

Gross profit on contract revenue (3)	$8.1	15.1%	$9.6	16.8%
Gross profit (loss) on product sales (3)	0.2	12.1%	(0.2)	(22.4)%
Total gross profit (3)	8.3	15.0%	9.4	16.1%

Selling, general and administrative	5.1	9.3%	5.8	9.9%
Amortization of intangible assets	0.5	0.9%	0.7	1.1%
Operating income	2.6	4.8%	2.9	5.1%
Interest expense, net	(0.1)	(0.3)%	(0.5)	(0.8)%
Other income, net	0.2	0.4%	0.1	0.2%
Provision for income taxes (2)	1.1	40.6%	1.1	41.4%
Net income	$1.6	2.9%	$1.5	2.6%

	Six Months Ended June 30,
	2008		2007
(in millions)	$ (1)%		$ (1)%
Contract revenue	$108.5	97.1%	$112.9	98.4%
Product sales	3.3	2.9	1.8	1.6
Total revenue	$111.8	100.0%	$114.8	100.0%

Gross profit on contract revenue (3)	$16.7	15.4%	$18.5	16.4%
Gross profit (loss) on product sales (3)	0.3	8.9%	(0.5)	(27.1)%
Total gross profit (3)	17.0	15.2%	18.0	15.7%

Selling, general and administrative	10.5	9.4%	11.4	9.9%
Provision for litigation	8.8	7.9%	0.2	0.2%
Amortization of intangible assets	1.0	0.9%	1.3	1.1%
Operating income (loss)	(3.4)	(3.1)%	5.2	4.5%
Interest expense, net	(0.3)	(0.3)%	(0.9)	(0.8)%
Other income, net	0.2	0.2%	0.3	0.2%
Provision for income taxes (2)	0.1	2.5%	1.9	41.8%
Net income (loss)	$(3.6)	(3.2)%	$2.6	2.3%

(1)	Totals may not add due to rounding.

(2)	The percentage of provision for income taxes relates to a percentage of income (loss) before income taxes.

(3)	These amounts represent a percentage of contract revenues, product sales and total revenues, respectively.

Revenues

We reported total revenue of $55.3 million and $58.0 million in the three months ended June 30, 2008 and 2007, respectively.  The revenues for the second quarter of 2008 represented a decrease of $2.7 million, or 4.7%, from the same period in 2007. Our revenues for the six months ended June 30, 2008 and 2007 were $111.8 million and $114.8 million, respectively, representing a decrease of $3.0 million, or 2.6% from the same period in 2007.

Contract Revenues

Contract revenues in our Systems and Services segment were earned from the following sectors:

	Three Months Ended June 30,
	2008		2007
(in millions)	$ (1)	% (1)	$ (1)	% (1)
National defense and intelligence agencies	$37.2	69.3%	$45.2	79.3%
Federal civilian agencies	8.4	15.6	7.9	13.9
State and local government agencies	7.4	13.7	3.8	6.6
Other	0.8	1.4	0.1	0.2
Total contract revenue	$53.7	100.0%	$57.0	100.0%

	Six Months Ended June 30,
	2008		2007
(in millions)	$ (1)	% (1)	$ (1)	% (1)
National defense and intelligence agencies	$78.2	72.1%	$89.9	79.6%
Federal civilian agencies	16.2	15.0	15.5	13.7
State and local government agencies	12.6	11.6	7.3	6.5
Other	1.4	1.3	0.3	0.3
Total contract revenue	$108.5	100.0%	$112.9	100.0%

(1)	Totals may not add due to rounding.

The decrease in revenues from national defense and intelligence agencies in the three and six months ended June 30, 2008 compared to the same periods in 2007 was due to decreased revenues from small business set-aside contracts with the U.S. Air Force ASC contract and the U.S. Air Force Electronic Systems Center (“ESC”).

Revenues derived from the ASC CAPS contract during the three and six months ended June 30, 2008 were $4.8 million and $9.5 million, respectively, compared to $5.7 million and $12.4 million for the three and six months ended June 30, 2007, respectively. Until July 2007 all of our revenue with ASC was derived from a prime contract held by our then Joint Venture with HMRTech, LLC.  In July 2007 the Joint Venture was notified by the U.S. Air Force that it would no longer be eligible to bid on further contract task orders. Actions pursued to re-instate Joint Venture eligibility were unsuccessful.  We initiated other actions to continue bidding on task orders.  However, in the fourth quarter of 2007 we were unable to effectively re-compete for and retain three task orders with annual revenue of approximately $8 million.

To regain our prime contractor status with ASC in January 2008, we purchased from THE CENTECH GROUP, Inc. a prime CAPS contract, on which minimal work was being performed.  While awaiting the government’s decision on approval of the contract novation, through the CENTECH contract we have won all 16 task order re-competitions awarded since January 2008.  Nevertheless, considering the delay in government action regarding the novation, in our view it is more likely than not that the government will eventually deny the novation request.  Because the Company is now permitted to bid as a subcontractor on two CAPS prime contracts, in our view such an action is unlikely to significantly harm our competitive position and result in significant lost revenues.

Revenues derived from ESC PASS contract and its predecessor ITSP II contract during the three and six months ended June 30, 2008 were $1.6 million and $6.1 million, respectively, compared to $6.5 million and $12.4 million for the three and six months ended June 30, 2007, respectively.  Because the PASS contract was re-competed as a small business set-aside, and certain engineering work previously performed by the Company under ITSP II was directed to a new contract, for which the Company did not receive an award, the Company’s revenues with the ESC in 2008 will be approximately $12 million lower than in 2007.

The increase in revenues from federal civilian agencies in the three and six months ended June 30, 2008 compared to the same periods in 2007 was primarily due to increased revenues from the DHS contract and the Federal Deposit Insurance Corporation contract.

The increase in revenues from state and local government agencies in the three and six months ended June 30, 2008 compared to the same period in 2007 was primarily due to additional change orders under the State of Ohio contract during 2007 and 2008. With the completion of the implementation phase of the Ohio project expected in October 2008 revenues derived from the project, which were $7.8 million for the first half of 2008, are anticipated at a reduced level of $3.5 million for the second half of the year.  Concurrently, in the second quarter of this year we began a new child welfare system development project with the State of Tennessee, which generated $1.3 million of revenues in the second quarter just ended, and we anticipate will generate $5.7 million of revenues in the second half of 2008.

Revenues by contract type as a percentage of Systems and Services revenues were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Time and materials	46%	56%	50%	56%
Cost reimbursable	21	22	20	22
Fixed price, including service type contracts	33	22	30	22
	100%	100%	100%	100%

Prime contract	64%	57%	62%	56%
Sub-contract	36	43	38	44
	100%	100%	100%	100%

Product Sales

Product sales for our Metrigraphics segment were $1.6 million and $1.0 million in the three months ended June 30, 2008 and 2007, respectively, and $3.3 million and $1.8 million, respectively, in the first half then ended.  The increase in product sales from the prior year comparable periods was primarily due to higher sales to a new medical device customer.

Funded Backlog

Our funded backlog was $115.4 million at June 30, 2008 compared to $116.5 million at December 31, 2007. We expect that substantially all of our backlog will generate revenue during the subsequent twelve month period.

Gross Profit

Total gross profit was $8.3 million and $9.4 million for the three months ended June 30, 2008 and 2007, respectively, resulting in a gross margin of 15.0% and 16.1% for the second quarters of 2008 and 2007, respectively.  For the six months ended June 30, 2008 and 2007, the total gross profit was $17.0 million and $18.0 million, respectively, resulting in a gross margin of 15.2% and 15.7%, respectively.

Our gross profit on contract revenue was $8.1 million and $9.6 million for the three months ended June 30, 2008 and 2007, respectively, and $16.7 million and $18.5 million for the respective six months then ended. The decrease in gross profit on contract revenue resulted in a gross margin of 15.1% and 16.8% in the second quarters of 2008 and 2007, respectively, and 15.4% and 16.4% in the respective six months then ended.  The decrease in gross margin in the second quarter and first half of 2008 compared to the same periods in 2007 was primarily attributable to a cost associated with workforce reductions.

During the second quarter of 2008, we learned that our work on the Navy’s Trident Missile program will be curtailed significantly in the second half of 2008.  We estimate that the total cost associated with the work force reduction caused by this curtailment will be approximately $1.0 million of which $0.7 million has been recorded in cost of contract revenue for the three and six months ended June 30, 2008.

Our gross profit on product sales was $0.2 million and $0.3 million for the three and six months ended June 30, 2008, respectively, compared to a gross loss of $0.2 million and $0.5 million for the same periods in 2007, respectively.  The increase in gross profit was primarily attributable to higher medical device sales.

Selling, general and administrative expenses

Selling, general and administrative expenses were $5.1 million and $5.8 million in the three months ended June 30, 2008 and 2007, respectively, and $10.5 million and $11.4 million for the respective six months then ended. Selling, general and administrative expenses as a percent of total revenue in the second quarter of 2008 and 2007 were 9.3% and 9.9%, respectively, and 9.4% and 9.9% for the respective six months then ended. Selling, general and administrative expenses were lower than the same periods in 2007 as a result of a decrease in legal costs and deferred compensation costs.

Provision for litigation

During the first quarter of 2008, we increased the accrual for litigation to $9.0 million from $0.2 million in 2007 based on our assessment of a March 2008 ruling by the U.S. District Court resulting in a charge of $8.8 million in the first quarter of 2008.  Further discussion related to this ruling is referenced in Note 11 of our Notes to Condensed Consolidated Financial Statements.

Amortization of intangible assets

Amortization expense was $0.5 million and $0.7 million in the three months ended June 30, 2008 and 2007, respectively, and $1.0 million and $1.3 million for the respective six months then ended.  Amortization expense primarily relates to intangible assets acquired in our 2004 acquisition of Impact Innovations Group LLC and is included in the Systems and Services segment. The remaining amortization expense for the current fiscal year related to the Impact acquisition is expected to be approximately $1.0 million.

Interest expense, net

We incurred interest expense of $0.1 million and $0.5 million in the three months ended June 30, 2008 and 2007, respectively, and $0.3 million and $0.9 million for the respective six months then ended. The decrease in interest expense compared to the same periods in 2007 was primarily due to a combination of lower average outstanding debt and lower average weighted interest rates during the first half of 2008.

Other income (expense), net

We recorded $0.2 million and $0.3 million of other income in the first half of 2008 and 2007, respectively.  In the first quarter of 2008, we recorded $0.1 million of realized gains resulting from the sale of shares of common stock of an actively traded public entity.  Other income also includes recognition of our portion of earnings in HMRTech.  Our earnings related to these equity investments were $0.2 million and $0.1 million in the first half of 2008 and 2007, respectively.

Income tax provision

For the six months ended June 30, 2008, the effective income tax rate was 2.5%.  Excluding the $8,819 litigation provision, the effective rate was 41.9%. We have estimated the tax benefits associated with the litigation provision at $2.1 million.  However, there is no assurance that this benefit will be realized and therefore income tax expense may be adjusted in a future period.  The effective income tax rate for the comparable prior year period was 41.8%, or 41.7% excluding the $0.2 million litigation provision recorded in the six months ended June 30, 2007.  The pool of excess tax benefits has been depleted and as a result any future SFAS 123(R) tax deficiencies will be recorded directly to earnings. The effective tax rate for the year ended December 31, 2007 was 39.7%, reflecting adjustments to tax accruals and reserves plus favorable effects of tax credits and state tax audits.

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

As more fully described in Note 12, on August 1, 2008 we acquired Kadix for approximately $42 million in cash with the potential for additional consideration of up to $5 million, based on achievement of certain conditions.  We also entered into a new unsecured credit facility with the bank group to restructure and increase the Company’s credit facility to $65.0 million. The facility provides for a $40.0 million, five-year term loan and a $25.0 million, five-year revolving credit agreement for working capital.

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

At June 30, 2008 and December 31, 2007, we had cash and cash equivalents aggregating $0.1 million and $2.0 million, respectively. Our operating practice is to apply cash received against outstanding revolving credit facility balances.  As a result, cash balances at the end of each quarter generally reflect the timing and size of cash receipts at the end of those periods.

Operating activities

Net cash provided by operating activities totaled $5.5 million in the first half of 2008 compared to net cash used in operating activities of $5.8 million in the first half of 2007. The cash provided by operating activities in the first half of 2008 was primarily attributable to income on operating activities.  The cash used in the first half of 2007 was primarily attributable to an increase in contract receivables and a decrease in accounts payable.

During the first half of 2008, we recorded an $8.8 million charge to increase our estimated litigation liability to $9.0 million. This change reduced by $2.1 million for estimated tax benefits resulted in an after-tax effect of $6.7 million.  As the matter is ongoing, the ultimate outcome as to the amount and timing of possible cash payments remains uncertain.

Contract receivables were $64.2 million at June 30, 2008, or 105 days sales outstanding (DSO), up $0.6 million, or 4 days, from $63.6 million at December 31, 2007. Federal business DSO was 89 days at June 30, 2008, while balances related to our contract with the State of Ohio at June 30, 2008 totaled $14.5 million, or 17 days sales outstanding, up from $7.6 million, or 10 days sales outstanding, at December 31, 2007.

Regarding payments on our contract with the State of Ohio, we currently anticipate collecting approximately $10.4 million during the third quarter of 2008 and the remaining balance during the last quarter of 2008.

Our net deferred tax liability was $4.2 million at June 30, 2008 compared to $7.0 million at December 31, 2007.  The decrease in deferred taxes was principally due to a deferred tax asset of $2.1 million associated with the litigation provision and deferred taxes on unbilled receivables which declined to $7.1 at June 30, 2008 from $7.5 million at December 31, 2007.  We paid $2.3 million in income taxes in the first half of 2008 and currently anticipate additional income tax payments of $2.9 million in the last half of 2008.  The IRS continues to challenge the deferral of income for tax purposes related to our unbilled receivables including the applicability of a Letter Ruling issued by the IRS to us in January 1976 which granted to us deferred tax treatment of our unbilled receivables.  This issue has been elevated to the IRS National Office for determination.  While the outcome of the examination of the 2004 income tax return is not expected to be known for several months and remains uncertain, we may incur interest expense, our deferred tax liabilities may be reduced and income tax payments may be increased in future periods.

Share-based compensation was $0.7 million and $0.8 million in the first half of 2008 and 2007, respectively.  As of June 30, 2008 the total unrecognized compensation related to restricted stock awards was $1.3 million to be recognized over approximately two years.

In May 2008, the Executive Long Term Incentive Program stock option and restricted stock awards vested.  The executives under this plan released approximately 24,500 shares back to the Company to compensate for their tax consequence of the restricted stock award vesting.  The value of the taxes was approximately $0.3 million which we paid during the second quarter in lieu of the release of their stock awards.

Non-cash amortization expense of our acquired intangible assets was $1.0 million and $1.3 million in the first half of 2008 and 2007, respectively.  Due to the anticipated acquisition of Kadix, non-cash expense for the amortization of intangible assets will increase beginning in the second half of 2008, based on the valuation by our outside appraisers.

Investing activities

Net cash used in investing activities was $0.7 million in the first half of 2008 and 2007. The net cash used was primarily comprised of capital expenditures of $0.8 million and $0.7 million in the first half of 2008 and 2007, respectively. Net cash used in investing activities in the first half of 2008 was partially offset by proceeds from the sale of investments and dividends received from HMRTech. We expect capital expenditures of $2 million or less in 2008.

Financing activities

Net cash used in financing activities was $6.7 million and $1.1 million in the first half of 2008 and 2007, respectively. The amount of cash used in 2008 represents net payments under our revolving credit agreement of $7.1 million, partially offset by $0.4 million of proceeds from the issuance of common stock through the exercises of stock options and employee stock purchase plan transactions.  The amount of cash provided in 2007 represents net payments under our revolving credit agreement of $2.0 million, partially offset by $0.8 million of proceeds from the issuance of common stock through the exercises of stock options and employee stock purchase plan transactions.

The average daily borrowing on our Revolver for the first half of 2008 was $6.0 million at a weighted average interest rate of 5.47%, compared to an average daily borrowing of $10.7 million at a weighted average interest rate of 7.55% under our then existing revolver in the first quarter of 2007.

RECENT ACCOUNTING PRONOUNCEMENTS

A description of recent accounting pronouncements are referenced in Note 2 of our Condensed Consolidated Financial Statements in Part I, Item 1 on this Form 10-Q.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk associated with our Revolver, where interest payments are tied to either LIBOR or the prime rate. At any time, a sharp rise in interest rates could have an adverse effect on net interest expense as reported in our Condensed Consolidated Statements of Operations.  At June 30, 2008 we had $0.6 million outstanding on our Revolver.

We presently have no investments in debt securities and, accordingly, no exposure to market interest rates on investments. We have no significant exposure to foreign currency fluctuations. Foreign sales, which are nominal, are primarily denominated in United States dollars.

Item 4. CONTROLS AND PROCEDURES

The Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) evaluated, together with other members of senior management, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2008; and, based on this review, the Company’s CEO and CFO concluded that, as of June 30, 2008, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by it in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarterly period ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth all purchases made by us or on our behalf by any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the second quarter of 2008.  All shares repurchased were not part of a publicly announced share purchase program and represent shares repurchased to cover payroll withholding taxes in connection with the vesting of restricted stock awards.
			Total Number	Approximate
			of Shares	Dollar Value
			Purchased as	of Shares that
			Part of	May Yet Be
	Total Number	Average Price	Publicly	Purchased
	of Shares	Paid Per	Announced	Under the
Period	Purchased	Share	Programs	Programs
April 1, 2008 to April 30, 2008	3,967	$10.18	-	$-
May 1, 2008 to May 31, 2008	130	$10.67	-	-
June 1, 2008 to June 30, 2008	24,439	$10.39	-	-
Total	28,536	$10.36	-	$-

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Shareholders was held on June 4, 2008. Proxies representing 7,364,277 shares were received. The total shares outstanding as of the April 11, 2008 Record Date were 9,558,759. The following proposal was adopted by the votes specified below:

The number of votes to elect three Class III directors for a term of three years expiring at the 2011 Annual Meeting of Stockholders was as follows:

	Number of Shares Voted For	Number of Shares Withheld
Class III Directors:
Mr. Kenneth F. Kames	5,805,754	1,558,523
Mr. James P. Regan	5,843,501	1,520,776

Continuing Class I directors and Class II directors with terms expiring at the 2009 Annual Meeting of Stockholders and 2010 Annual Meeting of Stockholders, respectively, were as follows:

Class I Directors:
Lieutenant General Charles P. McCausland (U.S.A.F., retired)
General George T. Babbitt, Jr. (U.S.A.F., retired)
Class II Directors:
Dr. Francis J. Aguilar
Mr. John S. Anderegg, Jr.
Mr. Nickolas Stavropoulos

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

DYNAMICS RESEARCH CORPORATION
(Registrant)

Date: August 11, 2008	/s/ David Keleher
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)