Form 10-Q
period 2008-09-30
DYNAMICS RESEARCH CORP
filed 2008-11-10
CIK 30822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE TRANSITION PERIOD FROM _______ TO ________

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

As of October 31, 2008, there were 9,662,930 shares of the registrant’s common stock outstanding.

DYNAMICS RESEARCH CORPORATION
FORM 10-Q
For the Quarterly Period Ended September 30, 2008

		Page
Part I. Financial Information
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007 (unaudited)	3
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and 2007 (unaudited)	4
	Condensed Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) for the three months ended September 30, 2008 and 2007 (unaudited)	5
	Condensed Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) for the nine months ended September 30, 2008 and 2007 (unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 (unaudited)	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	30
Part II. Other Information
Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 6.	Exhibits	31

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
 (dollars in thousands, except share data)

	September 30,	December 31,
	2008	2007
Assets
Current assets
Cash and cash equivalents	$10,818	$2,006
Contract receivables, net	67,649	63,570
Prepaid expenses and other current assets	6,332	2,508
Total current assets	84,799	68,084
Noncurrent assets
Property and equipment, net	9,818	10,182
Goodwill	94,826	63,055
Intangible assets, net	6,232	3,069
Deferred tax asset	1,182	1,484
Other noncurrent assets	4,915	4,079
Total noncurrent assets	116,973	81,869
Total assets	$201,772	$149,953
Liabilities and stockholders' equity
Current liabilities
Current portion of long-term debt	$8,000	$-
Accounts payable	18,472	12,163
Accrued compensation and employee benefits	15,932	13,409
Deferred taxes	7,605	8,486
Other accrued expenses	18,408	3,078
Total current liabilities	68,417	37,136
Long-term liabilities
Long-term debt	32,000	7,737
Other long-term liabilities	7,615	8,576
Total long-term liabilities	39,615	16,313
Total liabilities	108,032	53,449
Commitments and contingencies (Note 14)
Stockholders' equity
Preferred stock, $0.10 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.10 par value; 30,000,000 shares authorized; 9,636,130 and 9,509,849 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	964	951
Capital in excess of par value	51,495	50,251
Accumulated other comprehensive loss	(6,907)	(6,745)
Retained earnings	48,188	52,047
Total stockholders' equity	93,740	96,504
Total liabilities and stockholders' equity	$201,772	$149,953

The accompanying notes are an integral part of these condensed consolidated finanical statements.

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
 (dollars in thousands, except share and per share data)

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Contract revenue	$62,300	$57,180	$170,781	$170,122
Product sales	1,191	1,148	4,481	2,996
Total revenue	63,491	58,328	175,262	173,118

Cost of contract revenue	52,256	47,808	144,067	142,201
Cost of product sales	1,271	1,212	4,269	3,560
Total cost of revenue	53,527	49,020	148,336	145,761

Gross profit on contract revenue	10,044	9,372	26,714	27,921
Gross profit (loss) on product sales	(80)	(64)	212	(564)
Total gross profit	9,964	9,308	26,926	27,357

Selling, general and administrative expenses	5,529	5,262	16,077	16,623
Provision for litigation	6,000	-	14,819	181
Amortization of intangible assets	718	650	1,737	1,951
Operating income (loss)	(2,283)	3,396	(5,707)	8,602
Interest expense, net	(424)	(373)	(705)	(1,302)
Other income, net	39	323	207	578
Income (loss) before provision for income taxes	(2,668)	3,346	(6,205)	7,878
Provision (benefit) for income taxes	(2,436)	1,427	(2,346)	3,322
Net income (loss)	$(232)	$1,919	$(3,859)	$4,556

Earnings (loss) per common share
Basic	$(0.02)	$0.21	$(0.41)	$0.49
Diluted	$(0.02)	$0.20	$(0.41)	$0.47

Weighted average shares outstanding
Basic	9,487,155	9,354,332	9,471,420	9,326,367
Diluted	9,487,155	9,702,910	9,471,420	9,644,760

The accompanying notes are an integral part of these condensed consolidated finanical statements.

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (unaudited)
 (in thousands)

			Capital	Accumulated
			in Excess	Other
	Common Stock		of Par	Comprehensive	Retained
	Shares	Par value	Value	Loss	Earnings	Total
Balance at June 30, 2008	9,562	$956	$50,995	$(6,853)	$48,420	$93,518
Comprehensive loss:
Net loss	-	-	-	-	(232)	(232)
Other comprehensive loss, net of tax:
Unrealized loss on derivative instruments	-	-	-	(54)	-	(54)
Comprehensive loss	-	-	-	-	-	(286)
Issuance of common stock through stock option exercises and employee stock purchase plan transactions	41	4	243	-	-	247
Issuance of restricted stock	38	4	(4)	-	-	-
Forfeiture of restricted stock	(5)	-	-	-	-	-
Release of restricted stock	-	-	(2)	-	-	(2)
Share-based compensation	-	-	219	-	-	219
Tax benefit from stock options exercised and employee stock purchase plan transactions	-	-	44	-	-	44
Balance at September 30, 2008	9,636	$964	$51,495	$(6,907)	$48,188	$93,740

			Capital	Accumulated
			in Excess	Other
	Common Stock		of Par	Comprehensive	Retained
	Shares	Par value	Value	Loss	Earnings	Total
Balance at June 30, 2007	9,464	$946	$49,066	$(9,206)	$47,582	$88,388
Comprehensive income:
Net income	-	-	-	-	1,919	1,919
Comprehensive income	-	-	-	-	-	1,919
Issuance of common stock through stock option exercises and employee stock purchase plan transactions	22	2	228	-	-	230
Issuance of restricted stock	6	1	(1)	-	-	-
Forfeiture of restricted stock	(4)	-	-	-	-	-
Release of restricted stock	-	-	-	-	-	-
Share-based compensation	-	-	434	-	-	434
Tax benefit from stock options exercised and employee stock purchase plan transactions	-	-	9	-	-	9
Balance at September 30, 2007	9,488	$949	$49,736	$(9,206)	$49,501	$90,980

The accompanying notes are an integral part of these condensed consolidated finanical statements.

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (unaudited)
 (in thousands)
			Capital	Accumulated
			in Excess	Other
	Common Stock		of Par	Comprehensive	Retained
	Shares	Par value	Value	Loss	Earnings	Total
Balance at December 31, 2007	9,510	$951	$50,251	$(6,745)	$52,047	$96,504
Comprehensive loss:
Net loss	-	-	-	-	(3,859)	(3,859)
Other comprehensive loss, net of tax:
Reclassification adjustment for gain on sale of investment included in net loss, net of taxes	-	-	-	(108)	-	(108)
Unrealized loss on derivative instruments	-	-	-	(54)	-	(54)
Comprehensive loss	-	-	-	-	-	(4,021)
Issuance of common stock through stock option exercises and employee stock purchase plan transactions	91	9	652	-	-	661
Issuance of restricted stock	86	9	(9)	-	-	-
Forfeiture of restricted stock	(10)	(1)	1	-	-	-
Release of restricted stock	(41)	(4)	(412)	-	-	(416)
Share-based compensation	-	-	943	-	-	943
Tax benefit from stock options exercised and employee stock purchase plan transactions	-	-	69	-	-	69
Balance at September 30, 2008	9,636	$964	$51,495	$(6,907)	$48,188	$93,740
			Capital	Accumulated
			in Excess	Other
	Common Stock		of Par	Comprehensive	Retained
	Shares	Par value	Value	Loss	Earnings	Total
Balance at December 31, 2006	9,315	$931	$47,644	$(9,206)	$44,945	$84,314
Comprehensive income:
Net income	-	-	-	-	4,556	4,556
Comprehensive income	-	-	-	-	-	4,556
Issuance of common stock through stock option exercises and employee stock purchase plan transactions	116	12	982	-	-	994
Issuance of restricted stock	90	9	(9)	-	-	-
Forfeiture of restricted stock	(14)	(1)	1	-	-	-
Release of restricted stock	(19)	(2)	(191)	-	-	(193)
Share-based compensation	-	-	1,237	-	-	1,237
Tax benefit from stock options exercised and employee stock purchase plan transactions	-	-	72	-	-	72
Balance at September 30, 2007	9,488	$949	$49,736	$(9,206)	$49,501	$90,980

The accompanying notes are an integral part of these condensed consolidated finanical statements.

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(dollars in thousands)

	Nine months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(3,859)	$4,556
Adjustments to reconcile net cash provided by (used in) operating activities:
Depreciation	2,187	2,294
Amortization of intangible assets	1,737	1,951
Share-based compensation	943	1,237
Investment income from equity interest	(411)	(380)
Tax benefit from stock options exercised and employee stock purchase plan transactions	(69)	(72)
Provision for litigation	14,819	181
Deferred income taxes	(473)	(3,289)
Other	(516)	(397)
Change in operating assets and liabilities:
Contract receivables, net	4,950	(2,609)
Prepaid expenses and other current assets	(3,867)	(610)
Accounts payable	4,189	(5,135)
Accrued compensation and employee benefits	783	254
Other accrued expenses	192	(544)
Other long-term liabilities	(544)	(664)
Net cash provided by (used in) operating activities	20,061	(3,227)
Cash flows from investing activities:
Purchase of business, net of cash acquired	(42,436)	-
Additions to property and equipment	(1,509)	(1,185)
Proceeds from sale of investments and long-lived assets	280	4
Dividends from equity investment	411	174
Payments related to the sale of building	(35)	-
Increase in other assets	(489)	(144)
Net cash used in investing activities	(43,778)	(1,151)
Cash flow from financing activities:
Borrowings under term loan and revolving credit agreement	109,225	158,825
Repayments under revolving credit agreement	(76,962)	(162,077)
Proceeds from the exercise of stock options and employee stock purchase plan transactions	661	994
Tax benefit from stock options exercised and employee stock purchase plan transactions	69	72
Payments of deferred financing costs	(464)	-
Net cash provided by (used in) financing activities	32,529	(2,186)
Net increase (decrease) in cash and cash equivalents	8,812	(6,564)
Cash and cash equivalents, beginning of period	2,006	7,887
Cash and cash equivalents, end of period	$10,818	$1,323

The accompanying notes are an integral part of these condensed consolidated finanical statements.

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

On August 1, 2008, the Company completed the acquisition of all membership interest of Kadix Systems, LLC (“Kadix”) as more fully described in Note 3.  The transaction was recorded using the purchase method of accounting in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations.  Accordingly, the results of Kadix are included in the Company’s Condensed Consolidated Statements of Operations and Cash Flows for the period subsequent to its acquisition.

In the opinion of management, all material adjustments that are of a normal and recurring nature necessary for a fair presentation of the results for the periods presented have been reflected. All material intercompany transactions and balances have been eliminated in consolidation. The results for the three and nine months ended September 30, 2008 may not be indicative of the results that may be expected for the year ending December 31, 2008. The accompanying financial information should be read in conjunction with the consolidated financial statements and notes contained in the Company’s Form 10-K, filed with the United States Securities and Exchange Commission (“SEC”) for the year ended December 31, 2007.  The Company has reclassified certain prior period amounts to conform with the current period presentation.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 expands the disclosure requirements in Statement 133 about an entity's derivative instruments and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of adopting FAS 161.

In April 2008, the FASB issued FASB Staff Position 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”), which amends the factors to be considered in renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  FSP FAS 142-3 is effective for interim periods and fiscal years beginning after December 15, 2008.  The Company will adopt FSP FAS 142-3 effective January 1, 2009.  The Company is currently assessing the impact of FSP FAS 142-3 on its financial statements.

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

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)

NOTE 3. BUSINESS ACQUISITION

On August 1, 2008, the Company completed the acquisition of Kadix for $42.4 million in cash, subject to certain adjustments typical for a transaction of this type, with the potential for additional consideration of up to $5 million, based on achievement of certain conditions, as more fully described in the Member Interest Purchase Agreement, dated July 30, 2008 filed in our Current Report on Form 8-K on August 5, 2008.  For tax purposes, the transaction will be treated as an asset purchase resulting in tax benefits to the Company, which has an estimated value of $14.5 million.  Kadix maintains practice specialties in organizational change, human capital, information technology and public and environmental health.  As a part of the Company’s System and Services segment, Kadix is focused on the U.S. Department of Homeland Security (“DHS”), Marine Corps information technology, military medical health, and federal civilian markets.  On August 1, 2008, Kadix had approximately 270 employees and is headquartered in Arlington, VA with additional offices in greater Washington, DC and Aberdeen, MD.    The acquisition strengthens and expands the Company’s growth as a provider of high-end services and solutions in the DHS and other federal civilian markets.

The purchase price associated with the Kadix acquisition is as follows:

Cash consideration	$45,130
Transaction costs	408
Purchase price	45,538
Cash acquired	(3,102)
Purchase price, net of cash acquired	$42,436

The preliminary purchase price allocation associated with the Kadix acquisition is as follows:

Current assets, net of cash acquired	$9,320
Property and equipment	316
Current liabilities	(3,867)
Long-term liabilities	(4)
Goodwill and other intangible assets	36,671
Total purchase price allocation	$42,436

		amortization
		life (years)
Customer contracts	$3,500	5
Non-compete agreement	1,400	3
Goodwill	31,771	-
Total goodwill and other intangible assets	$36,671

The Company's purchase price has been preliminarily allocated based upon an independent appraisal. The Company believes it has sufficient information to finalize the purchase price allocation but requires additional time to complete the analysis.  As a result, the allocation of purchase price to customer contracts and relationships could be higher than the preliminary estimate.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)

The following pro forma results of operations for the three and nine month periods ended September 30, 2008 and 2007 have been prepared as though the acquisition of Kadix had occurred on January 1, 2007. These pro forma results include adjustments for interest expense and amortization of deferred financing costs on the acquisition term loan used to finance the transaction, amortization expense for the identifiable intangible asset determined in the preliminary independent appraisal and the effect of income taxes. These pro forma results do not include certain nonrecurring costs Kadix paid at the closing of the sale, including the payout for Kadix’ Phantom Unit Plan and Ownership Appreciations Rights participants, professional fees related to the acquisition and discretionary bonuses.  This pro forma information does not purport to be indicative of the results of operations that would have been attained had the acquisition been made as of January 1, 2007, or of results of operations that may occur in the future.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue	$67,626	$64,451	$200,006	$189,247
Gross profit	$11,377	$11,336	$36,050	$32,967
Operating income (loss)	$(1,761)	$3,580	$(1,329)	$9,044
Net income (loss)	$(117)	$1,271	$(2,800)	$2,615

Earnings (loss) per common share:
Basic	$(0.01)	$0.14	$(0.30)	$0.28
Diluted	$(0.01)	$0.13	$(0.30)	$0.27

NOTE 4. SUPPLEMENTAL BALANCE SHEET INFORMATION

The composition of selected balance sheet accounts is as follows:

	September 30,	December 31,
	2008	2007
Contract receivables, net
Billed receivables	$34,837	$31,884
Unbilled receivables(1):
Revenues recorded in excess of milestone billings on fixed price contracts with the State of Ohio and State of Tennessee	8,797	7,572
Retainages and fee withholdings	1,272	1,529
Other unbilled receivables	23,736	23,488
Total unbilled receivables	33,805	32,589
Allowance for doubtful accounts	(993)	(903)
Contract receivables, net	$67,649	$63,570

Prepaid expenses and other current assets:
Refundable income taxes	$3,794	$-
Inventory	736	584
Restricted cash	152	-
Investments available for sale	-	334
Other	1,650	1,590
Prepaid expenses and other current assets	$6,332	$2,508

Property and equipment, net:
Production equipment	$11,942	$11,917
Software	11,512	11,052
Furniture and other equipment	7,730	6,862
Leasehold improvements	2,845	2,375
Property and equipment	34,029	32,206
Less accumulated depreciation	(24,211)	(22,024)
Property and equipment, net	$9,818	$10,182

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)

	September 30,	December 31,
	2008	2007
Other noncurrent assets:
Prepaid pension asset	$1,618	$718
Deferred compensation plan investments	1,352	1,747
Equity investment	1,119	1,119
Other	826	495
Other noncurrent assets	$4,915	$4,079

Accrued compensation and employee benefits:
Accrued payroll and payroll taxes	$7,490	$6,967
Accrued vacation	4,907	4,273
Accrued employee exit costs(2)	330	-
Other	3,205	2,169
Accrued compensation and employee benefits	$15,932	$13,409

Other accrued expenses:
Accrued litigation reserve	$15,000	$181
Deferred gain on sale of building	676	676
Accrued income taxes	-	585
Other	2,732	1,636
Other accrued expenses	$18,408	$3,078

Other long-term liabilities:
Deferred gain on sale of building, net	$4,226	$4,733
Deferred compensation plan liability	1,352	1,747
Other	2,037	2,096
Other long-term liabilities	$7,615	$8,576

(1)
Contract receivables are classified as current assets in accordance with industry practice.  At September 30, 2008 and December 31, 2007, $657 and $553, respectively, of unbilled retainages and fee withholdings are not anticipated to be billed within twelve months.  Additionally, at September 30, 2008, $1,930 of the unbilled balance under the Company’s contract with the State of Tennessee is not scheduled to be invoiced within one year.

(2)
During the first half of 2008, the Company learned that its work on the Navy’s Trident Missile program would be curtailed significantly in the second half of 2008.  During the second quarter of 2008, the Company recorded an initial provision of $736 which was included in cost of contract revenue.  During the third quarter of 2008, the Company recorded an additional provision of $17. The Company has paid out $423 of benefits resulting in a balance of $330 at September 30, 2008.

NOTE 5. GOODWILL AND INTANGIBLE ASSETS

Components of the Company’s identifiable intangible assets are as follows:

	September 30, 2008			December 31, 2007
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Customer relationships	$12,800	$(11,259)	$1,541	$12,800	$(9,731)	$3,069
Customer contracts	3,500	(209)	3,291	-	-	-
Non-competition agreements	1,400	-	1,400	-	-	-
Total	$17,700	$(11,468)	$6,232	$12,800	$(9,731)	$3,069

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)

The Company recorded amortization expense for its identifiable intangible assets of $718 and $650 for the three months ended September 30, 2008 and 2007, respectively, and $1,737 and $1,951 for the nine month period then ended, respectively.  Estimated amortization expense, excluding the impact of a potential change in intangible assets resulting from completion of the purchase price allocation in connection with the Kadix acquisition (see Note 3), on the Company’s identifiable intangible assets for the remainder of the current year and each of the five subsequent years is as follows:

Remainder of 2008	$823
2009	$3,093
2010	$1,245
2011	$879
2012	$186
2013	$6

The change of $31,771 in the carrying amount of goodwill for the nine months ended September 30, 2008 related to the acquisition of Kadix and is included in the Company’s System and Services business segment.

NOTE 6. INCOME TAXES

For the nine months ended September 30, 2008, the effective income tax rate excluding the $14,819 litigation provision was 39.6%.  The Company has estimated the tax benefit associated with the litigation provision at $5,757 or 38.8% of such provision.  The effective income tax rate for the comparable prior year period excluding the $181 litigation provision recorded in the nine months ended September 30, 2007 was 42.1%.  The pool of excess tax benefits has been depleted and as a result any future SFAS 123(R) tax deficiencies will be recorded directly to earnings.

As of September 30, 2008 the Company had $557 of unrecognized tax benefits, of which $194 would affect its effective tax rate if recognized. Accrued penalties and interest were $154 at September 30, 2008.

The Internal Revenue Service (“IRS”) is currently examining the Company’s 2004 income tax return.  The IRS continues to challenge the deferral of income for tax purposes related to unbilled receivables including the applicability of a Letter Ruling issued by the IRS to the Company in January 1976 which granted to the Company deferred tax treatment of the unbilled receivables.  This issue was elevated to the IRS National Office for determination.  On October 23, 2008, the Company received a notification of ruling from the IRS National Office.  This correspondence provided clarification regarding the IRS position relating to revenue recognition for unbilled receivables.  The Company is in the process of evaluating the impact of this recent notification.  As a result, the Company may incur interest expense, penalties and its deferred tax liabilities may be adjusted and income tax payments may be increased in future periods.

The Company files income tax returns in the U.S. federal jurisdiction and numerous state jurisdictions.  Tax returns for all years after 2004 are subject to future examination by state and local tax authorities.  Currently the 2004 federal return is still under audit.

NOTE 7. FINANCING ARRANGEMENTS

Credit Facility

On August 1, 2008, the Company entered into a new unsecured credit facility (the “facility”) with its bank group to restructure and increase the Company’s credit facility to $65.0 million, which matures on August 1, 2013. The facility provides for a $40.0 million, five-year term loan (the “term loan”) and a $25.0 million, five-year revolving credit agreement for working capital (the “revolver”). The bank group, led by Brown Brothers Harriman & Co. as a lender and as administrative agent, also includes TD Bank, N.A. and Bank of America, N.A. The term loan and the revolver replace the Company’s previous $50.0 million revolving credit agreement, which was entered into on September 29, 2006.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)

On an ongoing basis, the facility requires the Company to meet certain financial covenants, including maintaining a minimum net worth and certain cash flow and debt coverage ratios. The covenants also limit the Company’s ability to incur additional debt, pay dividends, purchase capital assets, sell or dispose of assets, make additional acquisitions or investments, or enter into new leases, among other restrictions. In addition, the facility provides that the bank group may accelerate payment of all unpaid principal and all accrued and unpaid interest under the facility, upon the occurrence and continuance of certain events of default, including, among others, the following:

•	Any failure by the Company and its subsidiaries to make any payment of principal, interest and other sums due under the facility within three calendar days of the date when such payment is due;

•	Any breach by the Company or any of its subsidiaries of certain covenants, representations and warranties;

•	Any default and acceleration of any indebtedness owed by the Company or any of its subsidiaries to any person (other than the bank group) which is in excess of $1.0 million;

•	Any final judgment against the Company or any of its subsidiaries in excess of $1.0 million which has not been insured to the reasonable satisfaction of Brown Brothers as administrative agent;

•	Any bankruptcy (voluntary or involuntary) of the Company or any of its subsidiaries;

•	Any material adverse change in the business or financial condition of the Company and its subsidiaries; or

•	Any change in control of the Company.

At September 30, 2008 the Company was not in compliance with its net profit covenant.  On November 10, 2008, the Company received a waiver for non-compliance with the net profit covenant test due to the net loss recorded during the third quarter.  The Company is also in the process of amending the credit facility to exclude the provision for litigation recorded in the third quarter of 2008 from the net profit covenant test.

The Company used the $40 million term loan proceeds to fund the acquisition of Kadix. The facility requires quarterly principal payments on the term loan of $2 million, commencing December 31, 2008.  The Company has the option of selecting an interest rate for the term loan equal to either: (a) the then applicable LIBOR rate plus 1.50% per annum to 2.50% per annum, depending on the Company’s most recently reported leverage ratio (currently 2.00%); or (b) the base rate as announced from time to time by the administrative agent plus 0.00% per annum to 0.25% per annum, depending on the Company’s most recently reported leverage ratio (currently 0.00%). For those portions of the term loan accruing at the LIBOR rate, the Company has the option of selecting interest periods of 30, 60, 90 or 180 days.  The facility also required the Company, within thirty days of the closing date, to secure interest rate protection in an amount not less than fifty percent of the outstanding principal balance of the term loan, as more fully described in Note 8.

The revolver has a five-year term and is available to the Company for general corporate purposes, including strategic acquisitions. The Company used $4.8 million of the revolver to complete the acquisition of Kadix. The interest rate terms on the revolver are similar to those of the term loan.

The terms of the facility are more fully described in the Fourth Amended and Restated Loan Agreement, dated August 1, 2008, by and among the Company, all of the subsidiaries of the Company, Brown Brothers, TD Bank and Bank of America as filed in our Current Report on Form 8-K on August 5, 2008.

Outstanding Debt

The Company’s outstanding debt at September 30, 2008 was $40.0 million which consisted of borrowings under the term loan.  The interest rate on the outstanding balance at September 30, 2008 was 4.81% based on the 90-day LIBOR rate option that was in effect on September 5, 2008.  The outstanding debt at December 31, 2007 was $7,737 which consisted of net borrowings under the Company’s previous $50 million revolving credit facility. The interest rate on $5,000 of the outstanding balance at December 31, 2007 was 6.34% based on the 60-day LIBOR rate option elected on December 31, 2007.  The interest rate on the remaining $2,737 outstanding balance at December 31, 2007 was 7.25% based on a base rate option that was in effect on December 31, 2007.   Borrowings under the revolver at December 31, 2007 have been classified as a long-term liability.  The repayment of borrowings under the revolver is contractually due on August 1, 2013; however, the Company may repay at any time prior to that date.  At September 30, 2008, the remaining available balance to borrow against the revolver was $25.0 million.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)

As noted above, the facility requires quarterly principal payments on the term loan of $2 million, commencing December 31, 2008.  The Company’s contractual obligations for principal payments on the term loan is $2 million at December 31, 2008, $8 million in each year ending December 31, 2009 through 2012 and $6 million in the year ending December 31, 2013.  However, the Company has the option to prepay principal at anytime during the term of the facility.

NOTE 8. DERIVATIVE FINANCIAL INSTRUMENTS

The Company accounts for its derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  The Company recognizes derivatives as either an asset or liability measured at its fair value.  For derivatives that have been formally designated as a cash flow hedge, the effective portion of changes in the fair value of the derivatives are recorded in accumulated other comprehensive income (loss).  Amounts in accumulated other comprehensive income (loss) are reclassified into earnings when interest expense on the underlying borrowings is recognized.

The Company has entered into an interest rate swap agreement to manage its exposure to interest rate changes.  The swap effectively converts a portion of the Company’s variable rate debt under the term loan to a fixed rate, without exchanging the notional principal amounts. The Company does not enter into financial instruments for trading or speculative purposes.

If, at any time, the swap is determined to be ineffective, in whole or in part, due to changes in the interest rate swap or underlying debt agreements, the fair value of the portion of the swap determined to be ineffective will be recognized as a gain or loss in the statement of operations for the applicable period.

In September 2008, the Company entered into an interest rate swap agreement with an initial notional amount of $20.0 million of the term loan principal and  matures on August 1, 2013.  Under this agreement, the Company receives a floating rate based on the 90-day LIBOR rate and pays a fixed rate of 3.60% (both excluding the applicable margin of 2.00%) on the outstanding notional amount. The swap fixed rate was based on a 90-day LIBOR rate and is structured to mirror the payment terms of the term loan.  The fair value of the swap at inception was zero.  It is not expected that any gains or losses will be reported in the statement of operations during the term of the agreement as the swap is assumed to be highly effective through its maturity based on the matching terms of the swap and facility agreements.

As of September 30, 2008, the total notional amount committed to the swap agreement was $20.0 million. On that date, the floating rate of a loan based on a 90-day LIBOR rate was 4.05%. The Company recorded a liability of $89 to recognize the fair value of swap and recorded a respective tax asset of $35.  The net offset is recorded in accumulated other comprehensive income (loss).

NOTE 9. FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, for its financial assets and liabilities. SFAS No. 157 establishes a new framework for measuring fair value and expands disclosure requirements. SFAS No. 157 defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)

SFAS No. 157’s valuation techniques are based on observable or unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have created the following fair value hierarchy:

•	Level 1 — Quoted prices for identical instruments in active markets.

•
Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant value drivers are observable.

•	Level 3 — Valuations derived from valuation techniques in which significant value drivers are unobservable.

The Company’s swap is valued using Level 2 inputs.  As of September 30, 2008, the decrease in the fair value of the Company’s swap was $89.

NOTE 10. DEFINED BENEFIT PENSION PLAN

The components of net periodic benefit income for the Company’s defined benefit pension plan are as follows:

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Interest cost on projected benefit obligation	$959	$1,006	$2,877	$3,018
Expected return on plan assets	(1,396)	(1,464)	(4,188)	(4,391)
Recognized actuarial loss	137	270	411	810
Net periodic pension income	$(300)	$(188)	$(900)	$(563)

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

At September 30, 2008, the market value of the plan assets was $55.3 million, a decline of $12.8 million since December 31, 2007.  In accordance with SFAS No. 87 and SFAS No. 158, at December 31, 2008, the Company will likely be required to record an increase in unfunded plan liabilities and charge accumulated other comprehensive income, a component of shareholders’ equity, to reflect an increase in the plan’s unfunded status.

NOTE 11. SHARE-BASED COMPENSATION

Share-Based Compensation Costs

Total share-based compensation recorded in the Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Cost of products and services	$102	$166	$398	$446
Selling, general and administrative	117	268	545	791
Total share-based compensation expense	$219	$434	$943	$1,237

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)

Stock Option Award Activity

The following table summarizes stock option activity under all plans:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value
Outstanding at December 31, 2007	1,012,078	$8.34	3.0	$3,030
Granted	-	$-
Exercised	(56,117)	$6.02
Cancelled	(35,753)	$10.78
Outstanding and exercisable at September 30, 2008	920,208	$8.39	2.3	$711

Cash proceeds received, the intrinsic value and the total tax benefits realized resulting from stock option exercises were as follows:

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Amounts realized or received from stock option exercises:
Cash proceeds received	$152	$83	$338	$504
Intrinsic value realized	$112	$38	$182	$257
Income tax benefit realized	$44	$7	$68	$65

The total income tax benefit realized from exercised stock options and Employee Stock Purchase Plan transactions for the nine months ended September 30, 2008 and 2007 was $69 and $72, respectively.  These amounts were reported as a financing cash inflow with a corresponding operating cash outflow in the accompanying Condensed Consolidated Statement of Cash Flows.  At December 31, 2007, the remaining pool of excess tax benefits was depleted and as a result any future SFAS 123(R) tax deficiencies will be recorded directly to earnings. All stock options granted fully vested prior to or during the second quarter of 2008, and therefore there was no unrecognized compensation cost related to stock options as of September 30, 2008.

Restricted Stock Award Activity

The following table summarizes restricted stock activity under the Company’s 2000 Incentive Plan:

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value
Nonvested at December 31, 2007	223,330	$11.43
Granted	85,500	$9.67
Vested	(140,303)	$11.04
Cancelled	(9,850)	$12.10
Nonvested at September 30, 2008	158,677	$10.79

The total fair value of restricted shares vested during the three months ended September 30, 2008 and 2007 was $65 and $53, respectively, and $1,549 and $1,018, respectively, during the nine months then ended. During the second quarter of 2008, 77,000 shares vested that were issued in May 2001 under the Company’s 2001 Executive Long-term Incentive Plan.  As of September 30, 2008, the total unrecognized compensation cost related to restricted stock awards was $1,319, which is expected to be amortized over a weighted-average period of approximately 2.1 years.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)

NOTE 12. STOCKHOLDERS’ EQUITY

Earnings (Loss) Per Share

For the three and nine months ended September 30, 2008 and 2007, basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Unexercised stock options and unvested restricted shares are excluded from this calculation but are included in the diluted earnings per share calculation using the treasury stock method so long as their effect is not anti-dilutive.

For the three and nine months ended September 30, 2007, diluted earnings per share are determined by using the weighted average number of common and dilutive common equivalent shares outstanding during the period.  For the three and nine months ended September 30, 2008, the dilutive effect of stock options and restricted stock grants of approximately 269,400 and 330,800 shares, respectively, were not included in the computation of diluted loss per share as the net loss would have made their effect anti-dilutive.

Due to the anti-dilutive effect, approximately 76,500 and 81,500 options to purchase common stock were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2007, respectively.  Approximately 73,500 options to purchase common stock were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2008.

The following table illustrates the reconciliation of the weighted average shares outstanding:

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Weighted average shares outstanding - Basic	9,487,155	9,354,332	9,471,420	9,326,367
Dilutive effect of stock options and restricted stock grants	-	348,578	-	318,393
Weighted average shares outstanding - Diluted	9,487,155	9,702,910	9,471,420	9,644,760

Comprehensive Income (Loss)

Comprehensive income (loss) for the three and nine months ended September 30, 2008 consisted of a net loss of $232 and $3,859, respectively, and an unrealized loss of $54, net of tax of $35, related to the change in fair value on the swap agreement.  Comprehensive income (loss) for the nine months ended September 30, 2008 also included a reclassification adjustment for gains realized in net income of $108, net of tax expense of $71.  Comprehensive income for the three and nine months ended September 30, 2007 of $1,919 and $4,556, respectively, consisted solely of net income.

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

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)

The Rights become exercisable upon the earlier of the following events: (i) 10 days following a public announcement that a person or group of affiliated or associated persons have acquired beneficial ownership of 15% or more of the outstanding Common Stock or (ii) 10 business days (or such later date as may be determined by action of the Board of Directors of the Company prior to such time as any person or group of affiliated or associated persons becomes an acquiring person) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 15% or more of the outstanding Common Stock (the earlier of such dates being the distribution date). The Rights will expire on July 27, 2018.

The terms of the Rights Agreement are more fully described in the Current Report on Form 8-K filed on July 25, 2008.

NOTE 13. BUSINESS SEGMENT, MAJOR CUSTOMERS AND RELATED PARTY INFORMATION

Business Segment

Results of operations information for the Company’s two reportable business segments are as follows:

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues from external customers
Systems and Services	$62,300	$57,180	$170,781	$170,122
Metrigraphics	1,191	1,148	4,481	2,996
	$63,491	$58,328	$175,262	$173,118
Gross margin (loss)
Systems and Services	$10,044	$9,372	$26,714	$27,921
Metrigraphics	(80)	(64)	212	(564)
	$9,964	$9,308	$26,926	$27,357
Operating income (loss)
Systems and Services	$(1,963)	$3,722	$(5,049)	$9,879
Metrigraphics	(320)	(326)	(658)	(1,277)
	$(2,283)	$3,396	$(5,707)	$8,602

Sales between segments represent less than 1% of total revenue and are accounted for at cost.

Major Customers

Revenues from Department of Defense (“DoD”) customers ranged between 63% and 67% of total revenues in the three and nine months ended September 30, 2008, and were 78% of total revenue for the three and nine months ended September 30, 2007.  Revenues earned from the U.S. Air Force Aeronautical Systems Center (“ASC”) during the three and nine months ended September 30, 2007 were $5,840, or 10% of total revenue, and $19,546, or 11% of total revenue, respectively.  No other customers in the three or nine months ended September 30, 2007 accounted for more than 10% of revenue.  The Company had no customer in the three or nine months ended September 30, 2008 that accounted for more than 10% of revenues.  The outstanding contract receivable balance of the State of Ohio as of December 31, 2007 was $7,572.  No other customers accounted for more than 10% of the outstanding contract receivable balance.

Related Party

Through its wholly owned subsidiary, H.J. Ford Associates, Inc. (“HJ Ford”), the Company has a 40% interest in HMRTech, LLC (“HMRTech”) which is accounted for using the equity method.   The Company, through HJ Ford, also had a 40% ownership interest in HMRTech/HJ Ford SBA JV, LLC (the “Joint Venture”) formed with HMRTech.  Revenues from HMRTech included in contract revenues for the three months ended September 30, 2008 and 2007 were $0, and $97, respectively, and $31 and $287, respectively, for the nine months then ended. The amounts due from HMRTech included in contract receivables at September 30, 2008 and December 31, 2007 were $1 and $52, respectively.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)

In September 2007, the Company sold its 40% interest in the Joint Venture back to the Joint Venture.  The Company received $4 in proceeds from the transaction, representing the Company’s original investment in the Joint Venture.  The Joint Venture, which had been formed under the SBA Mentor-Protégé program, was accounted for using the equity method of accounting.  The Company continues to be a subcontractor to the Joint Venture on existing Consolidated Acquisition and Professional Services (“CAPS”) contract task orders until such task orders are completed. Revenues recognized by the Company as a subcontractor to the Joint Venture for the three months ended September 30, 2008 and 2007 were $199 and $5,767, respectively, and $4,455 and $16,431, respectively, for the nine months then ended.

Through September 2007, the Company provided the Joint Venture with various administrative services under the terms of a Services Agreement.  Charges by the Company for these administrative services to the Joint Venture for the three and nine months ended September 30, 2007 were $408 and $1,155, respectively.  A new Services Agreement was entered into effective October 1, 2007 under which the Company charges HMRTech for administrative services at 2.8% of revenues derived from the CAPS contract.  Revenues under this arrangement were $11 and $225 in the three and nine months ended September 30, 2008, respectively.

The table below presents the various amounts included in the accompanying balance sheets related to the above mentioned transactions with the Joint Venture:

	September 30,	December 31,
	2008	2007
Contract receivables, net	$1,216	$4,486
Other receivables, net	$-	$314

NOTE 14. COMMITMENTS AND CONTINGENCIES

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

On October 26, 2000, two former Company employees were indicted and charged with conspiracy to defraud the U.S. Air Force and wire fraud, among other charges, arising out of a scheme to defraud the federal government out of approximately $10 million. Both men subsequently pled guilty to the principal charges against them. On October 9, 2003, the U.S. Attorney filed a civil complaint in the U.S. District Court for the District of Massachusetts against the Company based in substantial part upon the actions and omissions of the former employees that gave rise to the criminal cases against them. In the civil action, the U.S. Attorney has asserted three claims against the Company.  On March 31, 2008, the Court issued a Memorandum on Summary Judgment Motion granting summary judgment in favor of the Government on the breach of contract, False Claims Act and Anti-Kickback Act claims but, due to substantial disputed facts, denied summary judgment on damages.  Regarding the alleged actual damages, the Company believes that it has substantive defenses.  On March 31, 2008, the Company recognized an estimated liability for all claims related to this matter in the amount of $9 million.  Prior to a scheduled September 3, 2008 status conference on the amount of damages alleged by the Government, the Government and the Company agreed to attempt to mediate their differing positions on such alleged damages. The Company and the Government have reached an agreement on principal settlement terms, including a settlement amount of $15 million and, accordingly. The Company increased it's accrued litigation reserve from $9 million to $15 million during the quarter ended September 30, 2008.  The Company and the Government are working to complete the settlement agreement which is expected to be finalized in 2008.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)

On June 28, 2005, a suit, characterized as a class action employee suit, was filed in the U.S. District Court for the District of Massachusetts alleging violations of the Fair Labor Standards Act and certain provisions of Massachusetts General Laws. The Company believes that its practices complied with the Fair Labor Standards Act and Massachusetts General Laws. The Company intends to vigorously defend itself and has sought to have the complaint dismissed from District Court and addressed in accordance with the Company’s mandatory dispute resolution program for the arbitration of workplace complaints. On April 10, 2006, the U.S. District Court for the District of Massachusetts entered an order granting in part the Company’s motion to dismiss the civil action filed against the Company, and to compel compliance with its mandatory dispute resolution program, directing that the parties arbitrate the aforementioned claims, and striking the class action waiver which was part of the dispute resolution program. Following the District Court’s decision, the plaintiffs commenced arbitration before the American Arbitration Association, asserting the same claims as they asserted in the District Court. On January 26, 2007 the Company filed an appeal with the United States Court of Appeals for the Second Circuit appealing the portion of the District Court’s decision that the class action waiver is not enforceable. The U.S. Court of Appeals on November 19, 2007 concurred with the District Court’s opinion that the matter should proceed in arbitration and remanded the matter to the District Court.  The parties have informed the District Court that they will proceed in arbitration as a class action. In the arbitration, the Company has filed a Motion to Dismiss and/or for Summary Disposition, asserting that the Company is entitled to use the “window of correction” provided by the Fair Labor Standards Act’s regulations and that the arbitration should be dismissed without further action in the arbitration.  The motion is under consideration and the arbitrator has requested oral argument by the parties.

Item 2.	MANGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

On August 1, 2008, DRC completed the acquisition of Kadix as more fully described in Note 3 of our Notes to Condensed Consolidated Financial Statements.  The acquisition strengthens and expands our growth as a provider of high-end services and solutions in the homeland security and other federal civilian markets.  The operating results of Kadix are included in DRC’s results of operations within the Systems and Services segment for the period subsequent to the acquisition date.

We are cognizant of funding challenges facing the federal government and the resulting increase in competitiveness in our industry.  Customers are moving away from General Services Administration and time and materials contracts toward agency sponsored Indefinite Delivery/Indefinite Quantity contract vehicles and fixed price contracts and task orders.  The DoD seeks to reduce spending on contracted program advisory and assistance services and often is setting this work aside for small businesses.  Concurrently, there is increasing demand from federal customers for engineering, training, business transformation, lean six sigma, information technology and business intelligence solutions and services.  Many federal customers are seeking to streamline their procurement activities by consolidating work under large contract vehicles.  Our competitive strategy is intended to align with these trends.

Operating income (loss) for the three months ended September 30, 2008 and 2007 was $(2.3) million and $3.4 million, respectively.  Excluding the provision for litigation, operating income for the three months ended September 30, 2008 was $3.7 million and the operating margin was 5.9% of total revenue, compared to 5.8% of total revenue for the three months ended September 30, 2007.

Operating income (loss) for the nine months ended September 30, 2008 and 2007 was $(5.7) million and $8.6 million, respectively.  Excluding the provision for litigation, operating income for the nine month periods ended September 30, 2008 and 2007 was $9.1 million and $8.8 million, respectively, and the operating margin was 5.2% and 5.1% of total revenue, respectively.

RECONCILIATION OF NON-GAAP MEASURES

	Three Months Ended
	September 30,
	2008		2007
(in millions)	$ (1)	% (2)	$ (1)	% (2)
GAAP operating income (loss)	$(2.3)	(3.6)%	$3.4	5.8%
Provision for litigation	6.0	9.5%	-	-
Non-GAAP operating income	$3.7	5.9%	$3.4	5.8%

GAAP income (loss) before provision for income taxes	$(2.7)	(4.2)%	$3.3	5.7%
Provision for litigation	6.0	9.5%	-	-
Non-GAAP income before provision for income taxes	$3.3	5.2%	$3.3	5.7%

GAAP provision (benefit) for income taxes (3)	$(2.4)	91.3%	$1.4	42.6%
Tax benefit for provision for litigation (3)	3.6	60.6%	-	-
Non-GAAP provision for income taxes (3)	$1.2	35.9%	$1.4	42.6%

GAAP net income (loss)	$(0.2)	(0.4)%	$1.9	3.3%
Provision for litigation, net of tax benefit	2.4	3.7%	-	-
Non-GAAP net income	$2.1	3.4%	$1.9	3.3%

	Nine Months Ended
	September 30,
	2008		2007
(in millions)	$ (1)	% (2)	$ (1)	% (2)
GAAP operating income (loss)	$(5.7)	(3.3)%	$8.6	5.0%
Provision for litigation	14.8	8.5%	0.2	0.1%
Non-GAAP operating income	$9.1	5.2%	$8.8	5.1%

GAAP income (loss) before provision for income taxes	$(6.2)	(3.5)%	$7.9	4.6%
Provision for litigation	14.8	8.5%	0.2	0.1%
Non-GAAP income before provision for income taxes	$8.6	4.9%	$8.1	4.7%

GAAP provision (benefit) for income taxes (3)	$(2.3)	37.8%	$3.3	42.2%
Tax benefit for provision for litigation (3)	5.8	38.8%	0.1	39.8%
Non-GAAP provision for income taxes (3)	$3.4	39.6%	$3.4	42.1%

GAAP net income (loss)	$(3.9)	(2.2)%	$4.6	2.6%
Provision for litigation, net of tax benefit	9.1	5.2%	0.1	0.1%
Non-GAAP net income	$5.2	3.0%	$4.7	2.7%

(1)	Totals may not add due to rounding.
(2)
Represents a percentage of total revenue of $175.3 million and $173.1 million in the nine months ended September 30, 2008 and 2007, excluding the percentages for provision for income taxes and the tax benefit for provision for litigation.

(3)	The percent amounts represent a percentage of GAAP income (loss) before provision for income taxes, provision for litigation and non-GAAP income before provision for income taxes, respectively.

We have two reportable business segments: Systems and Services and Metrigraphics. The Systems and Services segment accounted for approximately 97% of total revenue and the Metrigraphics segment accounted for approximately 3% of total revenue for the nine months ended September 30, 2008.

RESULTS OF OPERATIONS

Operating results expressed as a percentage of segment and total revenue are as follows:

	Three Months Ended September 30,
	2008		2007
(in millions)	$ (1)%		$ (1)%
Contract revenue	$62.3	98.1%	$57.2	98.0%
Product sales	1.2	1.9	1.1	2.0
Total revenue	$63.5	100.0%	$58.3	100.0%

Gross profit on contract revenue (2)	$10.0	16.1%	$9.4	16.4%
Gross profit (loss) on product sales (2)	(0.1)	(6.7)%	(0.1)	(5.6)%
Total gross profit (2)	10.0	15.7%	9.3	16.0%

Selling, general and administrative	5.5	8.7%	5.3	9.0%
Provision for litigation	6.0	9.5%	-	-
Amortization of intangible assets	0.7	1.1%	0.7	1.1%
Operating income	(2.3)	(3.6)%	3.4	5.8%
Interest expense, net	(0.4)	(0.7)%	(0.4)	(0.6)%
Other income, net	0.0	0.1%	0.3	0.6%
Provision (benefit) for income taxes (3)	(2.4)	91.3%	1.4	42.6%
Net income	$(0.2)	(0.4)%	$1.9	3.3%

	Nine months Ended September 30,
	2008		2007
(in millions)	$ (1)%		$ (1)%
Contract revenue	$170.8	97.4%	$170.1	98.3%
Product sales	4.5	2.6	3.0	1.7
Total revenue	$175.3	100.0%	$173.1	100.0%

Gross profit on contract revenue (2)	$26.7	15.6%	$27.9	16.4%
Gross profit (loss) on product sales (2)	0.2	4.7%	(0.6)	(18.8)%
Total gross profit (2)	26.9	15.4%	27.4	15.8%

Selling, general and administrative	16.1	9.2%	16.6	9.6%
Provision for litigation	14.8	8.5%	0.2	0.1%
Amortization of intangible assets	1.7	1.0%	2.0	1.1%
Operating income (loss)	(5.7)	(3.3)%	8.6	5.0%
Interest expense, net	(0.7)	(0.4)%	(1.3)	(0.8)%
Other income, net	0.2	0.1%	0.6	0.3%
Provision (benefit) for income taxes (3)	(2.3)	37.8%	3.3	42.2%
Net income (loss)	$(3.9)	(2.2)%	$4.6	2.6%

(1)	Totals may not add due to rounding.
(2)	The percent amounts represent a percentage of contract revenues, product sales and total revenues, respectively.
(3)	The percentage of provision for income taxes relates to a percentage of income (loss) before income taxes.

Revenues

Total revenues were $63.5 million for the third quarter of 2008 compared with $58.3 million for the same period in 2007, up 8.9% on a reported basis. The organic growth rate for the quarter was 1.5%, calculated by including the August and September 2007 Kadix revenues of $4.2 million in the base period. Our revenues for the nine months ended September 30, 2008 and 2007 were $175.3 million and $173.1 million, respectively, representing an increase of $2.2 million or 1.2% from the same period in 2007.

Contract Revenues

Contract revenues in our Systems and Services segment were earned from the following sectors:

	Three Months Ended September 30,
	2008		2007
(in millions)	$ (1)	% (1)	$ (1)	% (1)
National defense and intelligence agencies	$39.9	64.0%	$45.3	79.2%
Federal civilian agencies	9.6	15.4	7.2	12.6
Homeland security	6.1	9.8	0.9	1.6
State and local government agencies	6.2	10.0	3.5	6.2
Other	0.5	0.8	0.2	0.4
Total contract revenue	$62.3	100.0%	$57.2	100.0%

	Nine months Ended September 30,
	2008		2007
(in millions)	$ (1)	% (1)	$ (1)	% (1)
National defense and intelligence agencies	$118.0	69.1%	$134.8	79.3%
Federal civilian agencies	23.0	13.5	21.4	12.6
Homeland security	9.1	5.3	2.5	1.5
State and local government agencies	18.8	11.0	10.8	6.4
Other	1.9	1.1	0.5	0.3
Total contract revenue	$170.8	100.0%	$170.1	100.0%

(1)	Totals may not add due to rounding.

The decrease in revenues from national defense and intelligence agencies in the three and nine months ended September 30, 2008 compared to the same periods in 2007 was due to decreased revenues derived from the U.S. Air Force ASC small business set-aside CAPS contract and the transition from the U.S. Air Force Electronic Systems Center (“ESC”) full and open ITSP II contract to the small business set-aside PASS contract.

Revenues derived from the CAPS contract during the three and nine months ended September 30, 2008 were $4.9 million and $14.3 million, respectively, compared to $5.7 million and $18.2 million for the three and nine months ended September 30, 2007, respectively.

In January 2008, we purchased from THE CENTECH GROUP, Inc., a prime CAPS contract, on which minimal work was being performed.  While awaiting the government’s decision on approval of the contract novation, through the CENTECH contract we have won numerous task order re-competitions.  We have received notification that the U.S. Air Force has denied CENTECH’s request to novate their CAPS contract to DRC.  CENTECH and we are currently considering avenues for reconsideration of this decision.  Because we are able to continue to perform as a subcontractor on the CENTECH CAPS contract, our assessment is that this decision does not put our current work being performed under this contract at risk.

Revenues derived from ESC PASS contract and its predecessor ITSP II contract during the three and nine months ended September 30, 2008 were $1.2 million and $7.3 million, respectively, compared to $5.9 million and $18.2 million for the three and nine months ended September 30, 2007, respectively.  Because the PASS contract was re-competed as a small business set-aside, and certain engineering work previously performed by the Company under ITSP II was directed to a new contract, for which the Company did not receive an award, the Company’s revenues with the ESC in 2008 will be approximately $12 million lower than in 2007.

The increase in revenues from federal civilian agencies and Homeland Security in the three and nine months ended September 30, 2008 compared to the same periods in 2007 was primarily due to added revenues from Kadix and increased revenues from the Federal Deposit Insurance Corporation contract.

The increase in revenues from state and local government agencies in the three and nine months ended September 30, 2008 compared to the same period in 2007 was primarily due to additional change orders under the State of Ohio contract during 2007 and 2008. With the completion of the implementation phase of the Ohio project in October 2008, revenues derived from the project, which were $1.7 million and $9.7 million for the three and nine months ended September 30, 2008, and are anticipated at a reduced level for the last quarter of the year.  Revenues for the State of Ohio in the three months and nine months ended September 30, 2007 were $2.1 million and $5.8 million, respectively.  Concurrently, in the second quarter of this year we began a new child welfare system development project with the State of Tennessee, which generated $3.0 million and $4.3 million of revenues in the three and nine months ended September 30, 2008.

Revenues by contract type as a percentage of Systems and Services revenues were as follows:

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Time and materials	49%	59%	50%	57%
Cost reimbursable	33	21	31	22
Fixed price, including service type contracts	18	20	19	21
	100%	100%	100%	100%

Prime contract	68%	51%	61%	52%
Sub-contract	32	49	39	48
	100%	100%	100%	100%

Product Sales

Product sales for our Metrigraphics segment were $1.2 million and $1.1 million in the three months ended September 30, 2008 and 2007, respectively, and $4.5 million and $3.0 million, respectively, in the nine months then ended.  The increase in product sales from the prior year comparable periods was primarily due to higher sales to a new medical device customer.

Funded Backlog

Our funded backlog was $148.4 million at September 30, 2008 compared to $116.5 million at December 31, 2007. We expect that substantially all of our backlog will generate revenue during the subsequent twelve month period.

Gross Profit

Total gross profit was $10.0 million and $9.3 million for the three months ended September 30, 2008 and 2007, respectively, resulting in a gross margin of 15.7% and 16.0% for the third quarters of 2008 and 2007, respectively.  For the nine months ended September 30, 2008 and 2007, the total gross profit was $26.9 million and $27.4 million, respectively, resulting in a gross margin of 15.4% and 15.8%, respectively.

Our gross profit on contract revenue was $10.0 million and $9.4 million for the three months ended September 30, 2008 and 2007, respectively, and $26.7 million and $27.9 million for the respective nine months then ended. The change in gross profit on contract revenue resulted in a gross margin of 16.1% and 16.4% in the third quarters of 2008 and 2007, respectively, and 15.6% and 16.4% in the respective nine months then ended.  The decrease in gross margin in both comparable periods was primarily attributable to costs associated with workforce reductions, partially offset by lower indirect cost.

During the first half of 2008, we learned that our work on the Navy’s Trident Missile program would be curtailed significantly in the second half of 2008.  The gross profit for the nine months ended September 30, 2008 includes a provision of $753 for such work force reduction caused by this curtailment.

Our gross loss on product sales was $0.1 million in the third quarters of 2008 and 2007, and $0.6 in the nine month period in 2007.  Our gross margin on product sales was $0.2 million for the nine months ended September 30, 2008.  The increase in gross profit in the comparable nine month periods was primarily attributable to higher medical device sales.

Selling, general and administrative expenses

Selling, general and administrative expenses were $5.5 million and $5.3 million in the three months ended September 30, 2008 and 2007, respectively, and $16.1 million and $16.6 million for the respective nine months then ended. Selling, general and administrative expenses as a percent of total revenue in the third quarter of 2008 and 2007 were 8.7% and 9.0%, respectively, and 9.2% and 9.6% for the respective nine months then ended.  Selling, general and administrative expenses were higher in the third quarter of 2008 compared to 2007 due to the addition of Kadix’ selling, general and administrative expenses, partially offset by lower deferred compensation costs and stock compensation costs. Selling, general and administrative expenses were lower in the nine months ended September 30, 2008 compared to September 30, 2007 due to lower deferred compensation costs, legal costs and stock compensation costs, partially offset by the addition of Kadix’ selling, general and administrative expenses.

At September 30, 2008, the market value of the pension plan assets was $55.3 million, a decline of $12.8 million since December 31, 2007.  As a result, we are anticipating that the unfunded status will increase significantly at December 31, 2008 as compared to the funded status of $0.7 million recorded at December 31, 2007.  In accordance with SFAS No. 87 and SFAS No. 158, at December 31, 2008 we will record an increase in plan liabilities and change accumulated other comprehensive income, a component of shareholders’ equity, to reflect any increase in the difference between plan assets and plan liabilities.  We also anticipate that the decline in the value of plan assets will likely result in net periodic pension expense in 2009 rather than the net periodic pension income recorded in 2008.  The periodic pension expenses for 2009 will not be determined prior to December 31, 2008.

Provision for litigation

During the third quarter of 2008, we increased the accrual for litigation to $15.0 million from $9.0 million in the first quarter of 2008 and from $0.2 million in 2007 based on a tentative settlement agreement.  Further discussion related to this ruling is referenced in Note 14 of our Notes to Condensed Consolidated Financial Statements.

Amortization of intangible assets

Amortization expense was $0.7 million in the third quarters of 2008 and 2007, and $1.7 million and $2.0 million for the respective nine months then ended.  Amortization expense of $0.2 million relates to intangible assets acquired in our acquisition of Kadix and the remaining amount relates to intangible assets acquired in our 2004 acquisition of Impact Innovations Group LLC.  The remaining amortization expense for the last quarter of 2008 related to both acquisitions is expected to be approximately $0.8 million.

Interest expense, net

We incurred interest expense of $0.4 million in the third quarters of 2008 and 2007, and $0.7 million and $1.3 million for the respective nine months then ended. The increase in interest expense in the third quarter of 2008 compared to prior 2008 quarters was due to the addition of the $40 million term loan used to finance the Kadix acquisition.  We anticipate interest expense on the term loan to be approximately $0.5 million in the fourth quarter of 2008.

Other income (expense), net

We recorded $0.2 million and $0.6 million of other income in the first nine months of 2008 and 2007, respectively.  In the first quarter of 2008, we recorded $0.1 million of realized gains resulting from the sale of shares of common stock of an actively traded public entity.  Other income also includes recognition of our portion of earnings in HMRTech.  Our earnings related to this equity investment were $0.4 million in both nine month periods of 2008 and 2007.

Income tax provision

For the nine months ended September 30, 2008, the effective income tax rate excluding the $14.8 million litigation provision was 39.6%. We have estimated the tax benefits associated with the litigation provision at $5.8 million. The effective income tax rate for the comparable prior year period excluding the litigation provision recorded in the nine months ended September 30, 2007 was 42.1%.  The pool of excess tax benefits has been depleted and as a result any future SFAS 123(R) tax deficiencies will be recorded directly to earnings. The effective tax rate for the year ended December 31, 2007 was 39.7%, reflecting adjustments to tax accruals and reserves plus favorable effects of tax credits and state tax audits.

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

On August 1, 2008, we acquired Kadix for approximately $42 million in cash with the potential for additional consideration of up to $5 million, based on the achievement of certain conditions as more fully described in Note 3 of our Notes to Condensed Consolidated Financial Statements.  We also entered into a new unsecured credit facility to restructure and increase the Company’s credit facility to $65.0 million. The facility provides for a $40.0 million, five-year term loan and a $25.0 million, five-year revolving credit agreement for working capital as more fully described in Note 7 of our Notes to Condensed Consolidated Financial Statements.

Based upon our present business plan and operating performance, we believe that cash provided by operating activities, combined with amounts available for borrowing under the revolver, will be adequate to fund the capital requirements of our existing operations and our expected litigation settlement during the fourth quarter of 2008 and for the foreseeable future. In the event that our current capital resources are not sufficient to fund requirements, we believe our access to additional capital resources would be sufficient to meet our needs.

At September 30, 2008 and December 31, 2007, we had cash and cash equivalents aggregating $10.8 million and $2.0 million, respectively. Our operating practice is to apply cash received against any outstanding revolving credit facility balances.  As a result, cash balances at the end of each quarter generally reflect the timing and size of cash receipts at the end of those periods.  At September 30, 2008, there was no outstanding balance on our revolving credit facility.

Operating activities

Net cash provided by operating activities totaled $20.1 million in the first nine months of 2008 compared to net cash used in operating activities of $3.2 million in the same period of 2007. The cash provided by operating activities in the first nine months of 2008 was primarily attributable to income from operating activities, excluding the litigation provision.  The cash used in the first nine months of 2007 was primarily attributable to an increase in contract receivables and a decrease in accounts payable.

During the first nine months of 2008, we recorded a $14.8 million charge to increase our estimated litigation liability to $15.0 million. This charge was reduced by $5.7 million for estimated tax benefits which resulted in an after-tax effect of $9.1 million.  We expect the settlement of the litigation matter will occur in the fourth quarter of 2008.

Contract receivables were $67.6 million at September 30, 2008, or 90 days sales outstanding (DSO), compared to $63.6 million, or 101 days at December 31, 2007. Federal business DSO was 82 days at September 30, 2008, while balances related to our contract with the States of Ohio and Tennessee at September 30, 2008 totaled $10.2 million, or 8 days sales outstanding, down from $7.6 million, or 10 days sales outstanding, at December 31, 2007.

Our net deferred tax liability was $6.4 million at September 30, 2008 compared to $7.0 million at December 31, 2007.  The decrease in deferred taxes was principally due to deferred taxes on unbilled receivables which declined to $7.0 million at September 30, 2008 from $7.5 million at December 31, 2007.  We paid $2.4 million in income taxes in the first nine months of 2008 and currently do not anticipate any significant income tax payments in the fourth quarter of 2008.  The IRS continues to challenge the deferral of income for tax purposes related to our unbilled receivables including the applicability of a Letter Ruling issued by the IRS to us in January 1976 which granted to us deferred tax treatment of our unbilled receivables.  This issue was elevated to the IRS National Office for determination.  On October 23, 2008, we received a notification of ruling from the IRS National Office.  This correspondence provided clarification regarding the IRS position relating to the revenue recognition for unbilled receivables.  We are in the process of evaluating the impact of this recent notification.  As a result, we may incur interest expense, penalties and our deferred tax liabilities may be adjusted and income tax payments may be increased in future periods

Share-based compensation was $0.9 million and $1.2 million in the first nine months of 2008 and 2007, respectively.  As of September 30, 2008 the total unrecognized compensation related to restricted stock awards was $1.3 million to be recognized over approximately 2.1 years.

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

Non-cash amortization expense of our acquired intangible assets was $1.7 million and $2.0 million in the first nine months of 2008 and 2007, respectively.  We anticipate that non-cash expense for the amortization of intangible assets will be approximately $0.8 million in the fourth quarter of 2008 and $3.1 million for fiscal year 2009.

Investing activities

Net cash used in investing activities was $43.8 million and $1.2 million in the first nine months of 2008 and 2007, respectively. The net cash used in 2008 was primarily comprised of our purchase of Kadix for $42.4 million and capital expenditures of $0.8 million.  The net cash used in 2007 was primarily comprised of capital expenditures of $1.2 million. We expect capital expenditures of $2 million or less in 2008.

Financing activities

During the third quarter of 2008, we entered into a new unsecured credit facility and an interest rate swap agreement.  The new facility restructures and increases our credit facility to $65.0 million and provides for a $40.0 million, five-year term loan and a $25.0 million, five-year revolving credit agreement for working capital.  The swap effectively fixes our interest rate on an initial notional amount of $20.0 million of the term loan principal at 5.60% (3.60% swap fixed rate plus 2.00% margin) throughout the term of the facility.  The facility and swap agreements are more fully described in Note 7 and Note 8 of our Notes to Condensed Consolidated Financial Statements, respectively.

Net cash provided in financing activities was $32.5 million in the first nine months of 2008, compared to net cash used of $2.2 million in the same period of 2007. The amount of cash provided in 2008 represents proceeds from our term loan of $40.0 million and $0.7 million of proceeds from the issuance of common stock through the exercises of stock options and employee stock purchase plan transactions, partially offset by net payments under our revolving credit agreement of $7.7 million.  The amount of cash used in 2007 represents net payments under our revolving credit agreement of $3.3 million, partially offset by $1.0 million of proceeds from the issuance of common stock through the exercises of stock options and employee stock purchase plan transactions.

The weighted average interest rate on our $40.0 million term loan principal outstanding during the period was 5.21%, based on $40.0 million principal at the base rate from August 1, 2008 through September 4, 2008, and $40 million principal split evenly between a 90-day LIBOR rate plus 2.00% and the swap fixed rate of 5.60% through the end of September 30, 2008.  The average daily borrowing on our revolver for the first nine months of 2008 was $4.3 million at a weighted average interest rate of 5.83%, compared to an average daily borrowing of $19.1 million at a weighted average interest rate of 7.45% under our then existing revolver during the nine months ended September 30, 2007.

RECENT ACCOUNTING PRONOUNCEMENTS

A description of recent accounting pronouncements are referenced in Note 2 of our Condensed Consolidated Financial Statements in Part I, Item 1 on this Form 10-Q.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk associated with our term loan and revolver, where interest payments are tied to either LIBOR or the prime rate. To manage this risk, we entered into an interest rate swap agreement that fixed the floating portion of the 90-day LIBOR at 3.60% on $20.0 million of our outstanding balance under the term loan. We recorded a liability of $0.1 million for the change in fair value of the swap instrument at September 30, 2008.

At any time, a sharp rise in interest rates could have an adverse effect on net interest expense of our unhedged portion of variable rate debt as reported in our Condensed Consolidated Statements of Operations.  A hypothetical and instantaneous increase of one full percentage point in the interest rates on our unhedged portion of variable rate debt would increase annual interest expense by approximately $0.2 million.

We presently have no investments in debt securities and, accordingly, no exposure to market interest rates on investments. We have no significant exposure to foreign currency fluctuations. Foreign sales, which are nominal, are primarily denominated in United States dollars.

Item 4. CONTROLS AND PROCEDURES

The Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) evaluated, together with other members of senior management, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2008; and, based on this review, the Company’s CEO and CFO concluded that, as of September 30, 2008, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by it in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarterly period ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

As a defense contractor, we are subject to many levels of audit and review from various government agencies, including the Defense Contract Audit Agency, various inspectors general, the Defense Criminal Investigation Service, the Government Accountability Office, the Department of Justice and Congressional Committees. Both related to and unrelated to our defense industry involvement, we are, from time to time, involved in audits, lawsuits, claims, administrative proceedings and investigations. We accrue for liabilities associated with these activities when it becomes probable that future expenditures will be made and such expenditures can be reasonably estimated. We are a party to or have property subject to litigation and other proceedings referenced in Note 14 of the Notes to Condensed Consolidated Financial Statements (Unaudited) included in this Form 10-Q and in Note 12 of our Form 10-K for the year ended December 31, 2007. Our evaluation of the likelihood of expenditures related to these matters is subject to change in future periods, depending on then current events and circumstances, which could have a material adverse effect on our business, financial position, results of operations and cash flows.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth all purchases made by us or on our behalf by any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the third quarter of 2008.  All shares repurchased were not part of a publicly announced share purchase program and represent shares repurchased to cover payroll withholding taxes in connection with the vesting of restricted stock awards.

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased as	of Shares that
			Part of	May Yet Be
	Total Number	Average Price	Publicly	Purchased
	of Shares	Paid Per	Announced	Under the
Period	Purchased	Share	Programs	Programs
July 1, 2008 to July 31, 2008	-	$-	-	$-
August 1, 2008 to August 31, 2008	63	$9.19	-	-
September 1, 2008 to September 30, 2008	223	$9.04	-	-
Total	286	$9.07	-	$-

Item 6. EXHIBITS

The following Exhibits are filed or furnished, as applicable, herewith:

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNAMICS RESEARCH CORPORATION
(Registrant)

Date: November 10, 2008	/s/ David Keleher
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)