Form 10-K
DYNAMICS RESEARCH CORP
filed 2009-03-16
CIK 30822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-34135
DYNAMICS RESEARCH CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Massachusetts	04-2211809
(State or other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

60 Frontage Road, Andover, Massachusetts (Address of Principal Executive Offices)	01810-5498 (Zip Code)

Registrant’s telephone number, including area code
(978) 289-1500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $0.10 par value	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:
None
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

The aggregate market value of the registrant’s common stock, $0.10 par value, held by nonaffiliates of the registrant as of June 30, 2008, was $82,395,293 based on the reported last sale price per share of $10.50 on that date on the Nasdaq Stock Market. As of February 28, 2009, 9,686,732 shares of the registrant’s common stock, $0.10 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement involving the election of directors, which is expected to be filed within 120 days after the end of the registrant’s fiscal year, are incorporated by reference in Part III of this Report.

DYNAMICS RESEARCH CORPORATION
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2008

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

PART I

ITEM 1. BUSINESS

OVERVIEW

Dynamics Research Corporation is a leading provider of innovative engineering, technical, information technology (“IT”) and management consulting services and solutions to federal and state governments.  Founded in 1955 and headquartered in Andover, Massachusetts, DRC has approximately 1,500 employees located throughout the United States.  DRC operates as a parent corporation and through its wholly owned subsidiaries, Kadix Systems, LLC, H.J. Ford Associates, Inc. and DRC International Corporation. Unless the context otherwise requires, references in this Form 10-K to “DRC”, “we”, “us” or “our” refer to Dynamics Research Corporation and its subsidiaries.

We have two reportable business segments: Systems and Services, and Metrigraphics. The Systems and Services segment accounted for approximately 98% of total revenue and the Metrigraphics segment accounted for approximately 2% of total revenue in 2008.

Systems and Services

We are a provider of mission-critical technology management consulting services and solutions for government programs. Our position as a leading mid-size company allows us to bring to bear the personnel, technology resources and industry standard practices of a large company with the responsiveness of a small company. Rather than force a pre-packaged solution, we listen to our customers, and develop a tailored solution based on proven industry practices and lessons learned in hundreds of successful engagements.  We offer forward-thinking solutions backed by a history of excellence and customer satisfaction.  We provide high quality, cost-effective services to help meet customers’ evolving mission needs.

We provide support to our customers in the primary mission areas of IT, Logistics and Readiness, Systems Integration and Technical Services, Command, Control, Computers, Communications, Intelligence, Surveillance and Reconnaissance (“C4ISR”), Homeland Security, Health and Human Services, Intelligence/Space, Cyber Security, and Public and Environmental Health.  Customers include the Department of Defense (“DoD”), the Department of Homeland Security (“DHS”), federal civilian agencies and state governments.

We offer several business solutions to our customers, often combining two or more solutions’ products and/or services to achieve customer goals as further explained below.

Business Transformation Solutions

We provide a comprehensive set of services and tools for rapidly transforming organizations and significantly improving organizational performance. Our services in this area include applying proven, repeatable processes, such as Lean Six Sigma, to the entire life cycle of business transformation and aligning improvements with overall organizational objectives and strategies.  We provide web-based collaborative decision making tools and facilities that enable participants in different locations to quickly and cost-effectively participate in the transformation process.  We utilize process simulation tools and methods to conduct “what-if” analyses and predict the impact of changes on performance.  We have an established track record in providing our business transformation customers with high returns on their investment and/or positive impacts on performance. Because we have no pre-selected solution or proprietary software packages to sell, we tailor our processes and tools to meet each customer’s unique needs. Descriptions of sample engagements follow.

The Pension Benefit Guaranty Corporation (“PBGC”) guarantees payment of basic pension benefits earned by 44 million American workers and retirees participating in over 30,000 private-sector defined benefit pension plans. PBGC must maintain reliable, secure information systems to communicate effectively with its stakeholders, and safeguard personal and financial data. PBGC’s Enterprise Program Management Office (“EPMD”), has a mission to maintain corporate integrated IT governance and management framework policies, processes, procedures, standards, and guidelines. The EPMD desired contractor support to help meet its quality management objectives through the conduct of compliance audits and the development and implementation of compliance improvement programs.  The EPMD chose DRC to perform quality audits and implement a continuous process improvement program to ensure compliance of critical information technology programs with applicable PBGC IT quality requirements. To accomplish this, we employ documented audit processes, templates, and personnel experienced in multiple IT process improvement and quality methodologies and approaches, including Lean Six Sigma, capability maturity model integration (“CMMI”), and project management body of knowledge.  Our solution entails employing a collaborative approach—working with all client stakeholders to foster a positive, objective-oriented focus; structured product and process quality assurance process implementation; and a clear focus towards our ultimate goal: improving the delivery of products and services to PBGC EPMD clients.

Our work with the Naval Air System Command (“NAVAIR”) involves providing assistance in implementing AIRSpeed, its approved Naval aviation maintenance/logistics integration and modernization system, to share best business practices throughout the Naval aviation enterprise.  AIRSpeed focuses on the total aviation solution within all levels of supply and maintenance.  As a subcontractor to the Avraham Y. Goldratt Institute, we provide Lean Six Sigma training and technical support services for NAVAIR maintenance facilities around the world.

The Federal Deposit Insurance Corporation (“FDIC”) is striving to continually improve the overall operating efficiency and effectiveness of its IT resources. Through FDIC’s business analysis and management support services, FDIC expects to identify opportunities for improved efficiency and effectiveness of its IT resources.  We are providing advisory services and assistance in developing project requirements, managing current IT projects, planning future projects, preparing business case analyses, and the use of the rational unified process, FDIC's standard development methodology.

EVENTSHARE is an enterprise-level system and software engineering process improvement program within the National Security Agency (“NSA”). We provide system engineering and process engineering services in a five-year effort to drive the organization to a CMMI-based engineering organization, ensuring the establishment of an enterprise-wide system and software engineering process architecture to support successful and timely deployment of mission systems.  Through this program, we provide the NSA with some of the industry’s most qualified process engineers with experience in the areas of CMM, CMMI and the IT Infrastructure Library (“ITIL®”).

IT Infrastructure Services

We provide a comprehensive set of services to support the design, installation, operation, management, and continuous improvement of IT infrastructures.  Our processes consist of industry standard practices combined with DRC’s unique processes.  Our approach is based on ITIL®, which is the leading standard of practice for IT infrastructure development and service management.  Whether a simple daily operations checklist, integration of security in high security environments, or a deployment procedure for a new 500-user network site, we use proven, repeatable processes, which ensure quality control and successful performance.  We deploy experienced, domestically located network professionals and ensure that they are trained on our customers’ processes, technology, environment and objectives. We have experience in providing IT services for up to 20,000 users.

We provide full life cycle support for Office of the Assistant Secretary of Defense (“OASD”) web sites and web-based applications, including on-site project management, applications development, web page design and maintenance, and operational support. We use web technology to disseminate information in text, audio, and video formats to DoD personnel worldwide. Our systems use template components, libraries of images, and customizable layouts to publish local content within the context of the global environment. We support over 1,000 web sites for OASD Public Affairs (“PA”)'s Armed Forces Information Service (“AFIS”) (e.g., www.defendamerica.mil, www.defenselink.mil).  We provide primary content to all OASD web sites, as well as 24/7 support, server administration, content management, helpdesk support and training and develop new server infrastructure from the ground up, ensuring that all servers are registered with the Department of Information Systems Agency and compliant with Government regulations.  Our successes include migrating over 30 OASD public web sites from the Department of Technical Information Center to AFIS for hosting, with no down time or interruption to the live web sites, implementing "GovDelivery" system application, which provides citizens with better service and access to relevant DoD information, proactively delivering the new information through e-mail and wireless alerts and seamlessly transferring 10 years worth of data from www.defenselink.mil into a new content management system.

We designed and built a network for the Colorado Department of Human Services, which connects 7,000 state and county workers at 130 sites with the State’s child welfare benefits management system. To ensure availability and operability, we installed and operate remote control access to all microcomputers. We provide help desk services, remote patch and service pack upgrades, virus signatures, and a network management system that continuously monitors and reports on network availability and stability. The network was designed to accommodate the addition of new applications, including remote/web file access, web-based email, thin client access to all core applications, secure sockets layer security, heterogeneous directory integration, and portal services. The upgrades increased security, provided additional services, and saved the State enough operating dollars to pay for the entire upgrade in 18 months.

We provide IT infrastructure support to the Internal Revenue Service (“IRS”) on a number of critical programs. We support the collection services systems by supplying full life cycle development support that includes security certification support along with enterprise architecture analysis to ensure that all development adheres to the IRS enterprise architecture in areas such as communications, transaction processing and system management. Our support on the credit card initiative program includes independent verification and validation (“IV&V”) of web and interactive voice response applications and network security assessment and review and evaluation of security documentation.  We support the enforcement revenue information system by providing independently-assessed Software Engineering Institute (“SEI”) CMM Level 3 IV&V support, including independent testing.  Our services are essential to ensure successful implementation of IRS e-commerce initiatives and are vital to preserving security of the taxpayer's sensitive information.  Each year we have met aggressive deadlines and have certified the systems in time for the first tax payments to be received.

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

The United States Coast Guard (“USCG”) needed to enhance the performance of Coast Guard personnel operating at sea in three areas: training and qualifying new boat forces, improving the damage control and seamanship skills of all underway forces, and improving the performance of fisheries law enforcement officers.  We developed a number of complex, highly interactive, e-learning courses utilizing the analysis, design, development, implementation, and evaluation instructional design methodology as the basis for designing and developing courses.  We worked closely with the USCG in the analysis phase to determine performance assessment criteria, learner profiles, overall course objectives, and optimal training/learning solutions.  During the design phase, our instructional designers mapped the defined learning objectives to the performance criteria determined during the analysis phase.  The overall course structure was solidified and the USCG was able to review and approve a prototype. USCG’s review ensured that the user interface, assets and course format, including knowledge checks, met their established standards and styles.  We successfully delivered Web-based e-Learning that was installed on the USCG’s learning management system.  All electronic and information technology met the USCG’s interactivity requirements, was Section 508 compliant, and conformed to the shareable content object reference model. Final products included a knowledge management repository of job performance and reference information. This training helped USCG personnel perform processes and procedures that better protect the U.S. coastal borders and ensure public safety.

Army training needs require team or collective training programs for its major new network-centric system of Army combat vehicles—the Future Combat System (“FCS”). The FCS program is a family of systems that will provide the basis for transforming the Army's forces. It will be a networked, multifunctional, multi-mission, re-configurable system of systems designed to maximize joint interoperability, strategic transportability, and commonality of mission roles. We are developing training support packages for collective training of the FCS units, leader teams, and staff groups. We have developed a comprehensive method for conducting collective task analysis and are applying it to several FCS systems.  Our training incorporates proven team training and instructional development principles, employs mission-based task analysis techniques to ensure that the resultant training is mission-based and doctrinally correct, and is embedded within the FCS systems.  We use object-oriented approaches and directly interface with FCS simulation systems.  The outstanding quality of our work on this program was recently recognized, as DRC received the 2008 Boeing Company Gold Supplier of the Year Award.

Business Intelligence Solutions

Our business intelligence solutions are designed to provide the actionable information needed to make critical decisions and continuously improve organizational performance.  Employing rapid development techniques, we quickly produce results and arrive at business intelligence solutions that meet user needs.  With deep domain knowledge, we use data engineering tools to extract and integrate information from legacy data systems. Finally, we develop and apply modeling and simulation techniques. We are an industry leader in the development and application of modeling and simulation techniques that provide the analytical capability to make proactive business decisions. Our solutions integrate business transformation processes, user interface design, training, and system operations and maintenance; key activities needed for successful business system implementation and use.  Descriptions of sample engagements follow.

Army Food Management Information System (“AFMIS”) required modernization to better serve its customers and to manage food distribution and dining facilities worldwide.  AFMIS provides an enterprise-wide automated solution for the Army food management program, encompassing operations across each of the major commands and Army regions. AFMIS provides an automated user interface for dining facility operations and troop issue, as well as installation management.  We have partnered with Software Engineering Center Lee (“SEC-L”) in the Army's modernization efforts with the AFMIS system since 1997 and were instrumental in the strategic planning and the functional requirements gathering as well as the evaluation of commercial food service commercial-off the-shelf (“COTS”) products to accomplish its mission. Our team led in the development and integration of a hybrid COTS and custom-developed software. Recently, SEC-L has contracted us to provide both legacy system migration support and re-engineering support for the legacy server-based system to a web-based graphic user interface system.  Our engineers not only know the technology but also have significant functional understanding of the food service system. This mix of expertise has proven invaluable to the client as the replacement system was successfully developed using an evolutionary prototype development methodology incorporating the best-of-breed capabilities from the legacy system and COTS. Our team has allowed the AFMIS program to successfully support 53 Army/reserve installation operations and approximately 350 dining facilities worldwide.

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

The National Science Foundation (“NSF”) website advertises scientific research grant opportunities and awards, documents completed research, and educates the research community and general public about scientific advances taking place around the world.  We helped the NSF redesign its website's look, feel, and architecture, beginning by carefully considering the needs of NSF’s organizations. We created a dictionary of common terminology and developed a standardized design, provided web development, converted old applications and created a role-based administration web application. This system enables users with no knowledge of web development to post information; ensures error free and consistent layout via standardized templates; and features a review and approval process workflow that enforces policy and business rules.  The website can be updated in real time by end users using standard policies and processes and enhances the productivity of the entire NSF community.  This website won the 2007 Webby Award in the government category of web site design.  The Webby is the leading international award honoring excellence in web design, creativity, usability and functionality.

Automated Case Management Solutions

Our automated case management solutions are focused on state health and human services.  We have successfully developed and implemented these state-wide systems for the states of Ohio, Colorado and New Hampshire.  In early 2008, the State of Tennessee selected DRC to develop and deploy a similar system.  Our approach is based on the philosophy of developing a customized solution that leverages existing predefined and commercial-off-the-shelf products specifically tailored to meet our customers’ needs.  Our rapid requirements definition process quickly creates a set of baseline models and then our model driven architecture, coupled with our iterative development process, generates significant portions of the application.  We employ an integrated process that combines innovative technology approaches for software development with award-winning training and performance support solutions and powerful business transformation techniques. The end result is a customized case management solution that is both timely and affordable and embraced by users who were active participants in its development.

The system we have built and implemented for the State of Ohio supports workers with over 658,000 client cases in 88 counties. The requirements and effort needed to transition from the current environment to the integrated statewide automated child welfare information system (“SACWIS”) implementation was large.  By applying our proven business transformation methods and practices we delivered a solution that provided the State of Ohio with the benefits of custom development without the risks and longer timelines normally associated with large-scale development. Our methods ensured that county children’s services agencies across the State were actively involved with design and user acceptance testing, and system workflow directly mirrored Ohio's revised business processes.  The system effectively supports cases from intake to closure and is accessible to workers anywhere there is Internet access, allowing information sharing across county lines and helping local and state administrators make informed decisions about the services provided to families.

TNKids, a first-generation child welfare information system, has supported Tennessee’s child welfare practice since 2000. Technical limitations, Federal requirements and an evolving practice model mandated a replacement that leveraged technology to meet unique State needs and Federal requirements.  We are customizing our web-based Ohio SACWIS solution to align it with Tennessee’s unique child welfare practices. Our solution incorporates a proven state-of-art user-friendly interface, a comprehensive, user-driven reporting system, and dashboards to provide users with essential information when needed.

This solution provides secure Internet and mobile device connectivity that supports public/private agency access, information exchange and self-service features such as the ability to directly enter child protective services referrals via the Internet and end-to-end case integration across all areas. A single view of the case draws on a central repository for all case documents. Its case-file print feature customizes a printout of an entire case, thereby eliminating standalone, disjointed legacy systems that frustrate workers and lead to tedious work and sub-optimal client outcomes. Our solution incorporates a proven, common interface model across disparate legacy systems that accommodates current external interfaces and can handle future interfaces.  Our highly structured yet agile development approach features frequent progress metrics and early review/defect correction. This iterative approach permits the development and integration of enhancements before statewide system rollout.  We are providing a customized solution that is 100% aligned with Tennessee’s unique child welfare practices resulting in a statewide child welfare practice model that improves family outcomes by incorporating best practices from both industry and Tennessee case managers.  Our technical architecture can easily adapt to future needs and technology changes.  We offer a reusable model-based case management framework that can be used for other case management needs (e.g., adult protection, child care, juvenile justice) in any state.

Acquisition Management Solutions

We provide DoD System Program Offices (“SPO”) with a comprehensive set of services to support the acquisition and management of complex systems throughout their life cycle, offering expertise in all acquisition areas including acquisition program management, business, cost, and financial management, systems engineering, software engineering, production sustainment and readiness and acquisition logistics. Descriptions of sample engagements follow.

We provide comprehensive support in engineering, management, financial, and logistics areas to the Air Force Predator Program office.  Our team also supports the Air Force in the refinement and updating of the group manpower products, program information, and the development of the foreign military sales program plan. We successfully coordinate stakeholder inputs and the preparation of key program director-level reports resulting in the successful support of programs to arm soldiers with war-winning Predator/Reaper capabilities.

The C-17 SPO directs and executes development, production, deployment, sustainment, modification and test of the C-17 airlift aircraft. The $43 billion program employs 40,000 people and has 1,700 suppliers to provide the airlift capability critical to the U.S. national defense.  We provide specialized domain knowledge to the SPO in acquisition program management and logistics, configuration and data management, manufacturing, quality assurance and financial analysis. We update and maintain the C-17 integrated master plan and integrated master schedule. We also develop requirements related to readiness objectives and design and conduct specialized analyses on life cycle cost, logistics and resource requirements. We provide manufacturing and quality assurance expertise for program milestone reviews and supported the development, implementation and assessment of an advanced quality system at prime and subcontractors' facilities using SAE AS9100 series standards.

Engineering Services

We provide specialized engineering services to support the design, test, manufacturing, and integration of advanced components and complex systems, including reverse engineering, manufacturing engineering, automated test equipment design, production and correlation support, and integrated circuit device and circuit board modeling and simulation.

We also support the Navy's submarine-launched strategic missile guidance system through the Navy Strategic Systems Program Office and the Charles Stark Draper Laboratory.  As such, we provide engineering services for both the hardware and embedded software of automated test equipment and communications evaluations used to facilitate the development and test of critical system assemblies.  We perform reverse engineering services for DoD customers such as the U.S. Air Force, U.S. Marine Corps, Naval Surface Warfare Center in Crane, Indiana, and NAVAIR.  Our reverse engineering services include feasibility studies, repair/production fabrication efforts, and complete and partial reverse engineering.

We provide developmental research supporting the establishment of the Item Unique Identification (“IUID”) umbrella program for Air Force depots. This task order expands upon IUID research work previously performed by DRC for Air Force depots and improves the Defense Department's asset tracking of repaired, overhauled and manufactured components for accountability, valuation and life cycle management. By employing previous research on specific metallurgical impacts of IUID marking, this effort increases the number of items that will be marked, bringing the Air Force closer to realizing its objective of total asset visibility. We also provide comprehensive analysis of tagging and labeling methods, including detailed studies of adhesives durability in operational environments. Our efforts assist in the identification of state-of-the art asset tracking technology and help improve accountability throughout the life cycle of all DoD assets.

Our Versa Module Eurocard Global Positioning System (“VME GPS”) Receiver product line has a flexible design, which allows the integration of any GPS receiver that complies with the Navigation Satellite Timing and Ranging Joint Program Office performance specification for standard electronic module Type E GPS receivers, Critical Item GPS Receiver Application Module-500. These GPS receiver products are powerful and versatile modules that provide robust GPS solutions used for navigation and for hot starting the embedded GPS receivers of precision guided munitions.

Human Capital Management

We offer strategic human capital, workforce planning, and performance management solutions for our customers to transform the cultures of Federal agencies so they become less hierarchical, process-oriented, and inwardly focused; and more flat, results-oriented, integrated, and externally focused. We combine the best commercial and Government sector approaches to deliver innovative human capital solutions that address the challenges facing our clients today. Our capabilities include applying private sector HR practices (workforce planning, succession planning, and competency modeling) to Government organizations.  We support the electronic human resource initiative, deliver electronic official personnel file capabilities, and provide human capital transformation expertise based on successful past support to Government clients. We work with our Federal clients to solve many of the leading human capital issues facing the Government today.

Our approach is based on the Office of Personnel Management's human capital assessment and accountability framework (“HCAAF”). The HCAAF provides high level standards for Human Capital policies, programs, and practices to achieve a shared vision integrated with the agency's strategic plan.

The DHS CBP Procurement Directorate (“PD”) needed a comprehensive, state-of-the-art knowledge management system to support the finance acquisition improvement initiative.  We provided a simple and easy-to-use portal for the collection, dissemination, and utilization of a standardized, up-to-date body of knowledge, policies, and procedures. Working collaboratively with CBP, DRC analyzed the PD's current IT infrastructure to identify the optimal combination of knowledge management techniques and tools. Based on our assessment, we recommended SharePoint 2007 as a scalable, cost-effective software solution to maximize knowledge sharing in the CBP environment. Implementation of a SharePoint 2007-based solution required substantial custom development to assure that the solution fulfilled documented CBP requirements. This development involved iterative prototyping, direct client interaction, and on-site user accessibility testing that resulted in a product that fulfilled CBP's needs. The size and scope of the initial implementation covered 250 procurement personnel dispersed across the country. The project has since been extended to include development of 7 additional knowledge management systems for each of the Office of Finance Directorates, serving more than 1,200 staff in total.  Within six months of contract award we deployed a fully functional Web-based knowledge management system. The acquisition resource management system (“ARMS”) provides a one-stop-shop for program customers, procurement personnel, and other stakeholders to access best practices, tools, templates, research, and other information. The knowledge management system currently contains a fully functioning workflow support tool for the creation, submission and tracking of leave requests. Further workflow support tools are in development for future implementation.

Battle Command Knowledge System (“BCKS”) is the Army’s knowledge management system providing the capability to effectively share, integrate, reuse, and apply information and experience. It helps solve problems, make decisions and improve operational performance. Knowledge management facilitators and professionals support a series of knowledge management networks and forums designed to capture, manage and share information on a variety of military subjects that link groups of similar interest virtually 24/7. We provide knowledge management support and services to the leadership and leader development knowledge network and operational forces knowledge network.  Our knowledge managers facilitate, coordinate, integrate and share knowledge among the eight professional forums in the leadership and leader development and operating forces knowledge network. Forum facilitators support online discussions, connect forum members and subject matter experts and capture new knowledge for future use. We also provide BCKS/ knowledge management training to customers across the Army.

Cyber Security

Our information assurance/cyber security services include management support, operational support and technical support. We help develop security policies and plans, provide certification and accreditation assistance, provide management support to security programs, assist in the identification and mitigation of security risks, provide test and evaluation support, and help agencies meet Government compliance management/reviews including remediation support. We fully support the "people" side of information assurance (“IA”) by helping agencies acquire and train the key IA skills through our proven human capital, training, and change management practices for the security community. In addition, we provide a wide range of security operations support to include incident handling, disaster recover/continuity of operations, and computer support and operations. We have the skills to provide a broad range of technical support to include security architecture design and development, identification and access control, intrusion detection/penetration testing, and network security design and assessment. DRC’s IA services combine industry standard practices with our unique processes and tools and a highly capable staff that is trained and certified in key security skills. We have experience with a diverse range of Government organizations such as the DHS, DoD, National Security Agency, the Department of the Treasury, United States Patent and Trademark Office, National Archives and Records Administration, the Department of Justice, and State Governments. This diversity allows us to bring to bear the best practices for meeting the difficult challenges associated with complying with the myriad of Government security requirements, developing effective staff security practices and skills, and protecting Government data and systems from rapidly evolving threats.

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

MARKETS

We are focused on providing higher end, high value solutions and services to government customers. We believe that our core capabilities are well aligned with the types of services and solutions for which the government has increasing demands; assistance with transforming the delivery of government services, systems which deliver a high level of business intelligence to its users, advanced military training architecture and systems, automation which provides a new level of quality, responsiveness and reliability in the delivery of citizen services and engineering services which enhance and leverage technology to help our customers efficiently achieve their mission.

According to INPUT, Inc., a leading research firm specializing in the market for government contractors, the growth in federal IT spending will be slow over the next couple of years, then will pick up resulting in a compounded annual growth rate (“CAGR”) of 3.9% over the next five years.  INPUT expects civilian agencies’ IT spending to grow faster at a CAGR of 4.2% compared to a CAGR of 3.5% for defense.  INPUT also expects intelligence IT spending to grow even faster at a CAGR of 5.5% over the next five years.

We are cognizant of funding challenges and changing priorities of the federal government.  In February 2009, the President made his initial budget submission to Congress.  While a more detailed budget will be provided in April, the submission, along with the Federal Stimulus Plan, will provide clear indications of priorities and direction for the new administration.  Overall, the budget provides for discretionary spending growth of 7%.  Breaking the increase down by sector, the budget proposal reflects 9% growth in funding for civilian agencies and 4% growth in funding for defense.  However, significant contract awards have been and may continue to be delayed and new initiatives have been slow to start.

Customers are moving away from the GSA schedule time and materials contracts toward agency sponsored indefinite delivery-indefinite quantity (“ID/IQ”) contract vehicles and fixed price contracts and task orders. The DoD seeks to reduce spending on contracted program advisory and assistance services and often is setting this work aside for small businesses.

Concurrently, there is increasing demand from federal customers for training, business transformation, lean six sigma, human capital management, cyber security and business intelligence solutions and services.  Many federal customers are seeking to streamline their procurement activities by consolidating work under large contract vehicles.  Our competitive strategy is intended to align with these trends.

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

Our Metrigraphics Division represented approximately 2% of total revenue in 2008. The Metrigraphics Division serves the commercial original equipment manufacturers market. This market includes manufacturers of medical technology equipment and computer peripheral devices and telecommunications. The Metrigraphics Division sells principally to commercial customers and is not considered strategically important to our future.

MAJOR CUSTOMERS

Our 2008 contract revenue delineated by market sector was derived 66.3% from the national defense and intelligence sector, 13.9% from other federal civilian agencies, 8.1% from homeland security, 10.9% from state and local governments, and 0.8% from other commercial customers. We had one customer in the past three years that accounted for more than 10% of total revenues.  This customer, the U.S. Air Force Aeronautical Systems Center, along with other customers, is more fully described by sector below.

National Defense and Intelligence Sector

U.S. Air Force customers constituted the largest component of our national defense and intelligence revenue in 2008, representing 32.8% of contract revenue, while U.S. Navy revenue represented 13.3%, U.S. Army revenue represented 12.7% and revenue from other agencies represented 41.2% of contract revenue. Key capabilities that we offer to defense customers include business intelligence systems, business transformation services, acquisition management services, training and performance support systems and services, and IT infrastructure services. In addition, we develop, maintain and validate hardware and software for complex weapons systems. The work we perform for our major customers in this sector is described below.

U.S. Air Force Customers

Materiel Command, Global Logistics Support Center

In 2008 we were awarded a $12.9 million contract to support the U.S. Air Force Global Logistics Support Center, part of the Air Force Materiel Command located at Wright Patterson Air Force Base, in Dayton, Ohio. The contract, that has one base year and four option years, will enable DRC to continue its support services, which identify and eradicate faulty data anomalies in the D200A data quality system. We will determine the extent of interface and system data quality problems, identify discrepancies, initiate corrections, and provide visibility of data as well as maintain web applications, which assist in tracking, scanning and organizing data to identify anomalies in the system and correct them.  Maintaining high data quality is an essential factor in the Air Force’s ability to maintain cost efficiency and readiness as well as streamline logistics and supply chain management.

Materiel Command, Aeronautical Systems Center (“ASC”)

The ASC, headquartered at Wright-Patterson Air Force Base, is responsible for research, development, testing, evaluation and initial acquisition of aeronautical systems and related equipment for the Air Force. Major active programs supported include the C-17, F/A-22 and B-2 systems group.

Materiel Command, Electronic Systems Center (“ESC”)

The mission of the U.S. Air Force ESC, headquartered at Hanscom Air Force Base in Bedford, Massachusetts, is to serve as the center of excellence for command and control and information systems to support the U.S. Air Force and the DoD. ESC provides full spectrum architectures, weapon systems management and technical cognizance throughout the life cycle of communications, intelligence, surveillance, reconnaissance and information systems. We evaluate system requirements, provide technical services, support the integration of products into airborne and ground weapons systems, and provide management services supporting ESC systems program offices.

As a member of the Computer Science Corporation team we are providing technical and subject matter experts supporting the implementation of the Air Force’s Expeditionary Combat Support System.  This multi-year effort is intended to transform Air Force logistics.

Materiel Command, Depot Operations

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

We perform logistics analyses and operations for the U.S. Air Force’s Air Logistics Centers at Tinker and Hill Air Force Bases in Midwest City, Oklahoma and Ogden, Utah, respectively. We also provide logistics support, IT management and analysis, system engineering and technical services on programs such as the B-1B, the B-2, the B-52, the KC-135 and the E-3A aircraft repair, maintenance and upgrade programs.  On DESP II task order awards to date, we have won task orders having a total contract value of $50.1 million.  A majority of the task orders were completed during 2008, however, a few task orders extend through 2012.

We provide developmental research supporting the establishment of the IUID umbrella program for Air Force depots. This task order expands upon IUID research work previously performed by DRC for Air Force depots and improves the Defense Department's asset tracking of repaired, overhauled and manufactured components for accountability, valuation and life cycle management. By employing previous research on specific metallurgical impacts of IUID marking, this effort increases the number of items that will be marked, bringing the Air Force closer to realizing its objective of total asset visibility. We also provide comprehensive analysis of tagging and labeling methods, including detailed studies of adhesives durability in operational environments. Our efforts assist in the identification of state-of-the art asset tracking technology and help improve accountability throughout the life cycle of all DoD assets.

Air Mobility Command (“AMC”)

The U.S. Air Force AMC, headquartered at Scott Air Force Base in Belleville, Illinois, has as its primary mission rapid, global mobility and sustainment for America’s Armed Forces. The AMC also plays an important role in providing humanitarian support in the U.S. and around the world. We provide technical and subject matter expertise in support of this mission, providing program planning, decision support, logistics analysis and financial analysis services.

Development and Fielding System Group (“DFSC”)

The weapon systems management information system, a key decision-support tool for assessing the impact of maintenance, parts and repair status on weapons systems availability, is the responsibility of the U.S. Air Force DFSG. We provide operations, maintenance and development support services to DFSG for this system.  In 2007, we also began work as a subcontractor to Computer Sciences Corporation developing the U.S. Air Force’s Global Combat Support System (“GCSS”).  GCSS is intended to provide access to high-level integrated information and enhance the ability of commanders to make timely, informed decisions.

Air Operation Center (“AOC”)

In 2006, we were awarded a subcontract for up to 10 years to integrate and sustain the U.S. Air Force’s AOC weapon system.  We are assisting Lockheed Martin in all phases of development from requirements determination through implementation on this critical C4ISR project.  The ID/IQ cost-plus-fixed-fee and cost-plus-award fee contract includes funding for operations, maintenance and sustainment.  The AOC Weapon System Integrator (“WSI”) program will integrate and standardize the systems and interfaces across the more than 20 U.S. Air Force AOCs to a common hardware and software baseline.  This will facilitate moving to a network-centric environment in which incoming data can flow freely and be managed efficiently.  The WSI also will add machine-to-machine interfaces that will increase automation of tasks and provide faster access to incoming intelligence, surveillance and reconnaissance data.

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

United States Marine Corps Systems Command

Marine Corps Systems Command is the Marine Corps’s principal agent for acquisition and sustainment of systems and equipment used by the operating forces to accomplish their warfighting mission. We provide project management and full lifecycle software support for the Web-based Manpower Assignment Support System (“Web MASS”) and Web-based PCS Orders Delivery System. Web MASS provides an automated and integrated workflow tool to access information essential for making assignment and career management decisions.

U.S. Army Customers

Training Commands

In February 2009, we were one of 22 companies awarded a prime contract under the U.S. Army Program Executive Office Simulation, Training and Instrumentation Omnibus Contract, known as STOC II. The contract is for one base period and three option periods. Under the terms of the contract, DRC will develop and support simulation and training systems to train U.S. soldiers with critical warfighting skills.  With a total ceiling value for all awardees of $17.5 billion over a 10-year period, STOC II is the largest Department of Defense multiple-award, ID/IQ contract for training and simulation. Under STOC II the Army will procure a broad range of modeling, simulation, and instrumentation solutions.

We are one of five prime contractors awarded the Training, Doctrine and Combat Development (“TDCD”) ID/IQ contract, which has a ceiling of $97 million to provide training, doctrine and combat development to the U.S. Army Armor Center at Fort Knox, Kentucky. We were awarded a task order under this vehicle to provide training development support to the Heavy Brigade Combat Teams (“HBCTs”) as the Army transitions the Armor Center from Ft. Knox to the Maneuver Center of Excellence at Fort Benning, Georgia. In 2008 we were awarded another task order by the U.S. Army's Armor School and Center Directorate of TDCD worth $2.3 million. Under the terms of the contract, we will support the Maneuver Force by developing a Tactical Leaders Course for all HBCTs. As the Army continues its transformation toward a fully integrated force, DRC will continue to provide the top-notch training and performance support programs that result from our 50-plus years of experience helping the U.S. military achieve its readiness objectives.

In 2008, we were awarded a one-year contract by the U.S. Army Telemedicine and Advanced Technology Research Center to support human patient simulation training for U.S. Army Reserve medical units.  We provide a training support package to include performance assessment material and after-action review strategies.

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

Medical Research Institute for Chemical Defense  (“MRICD”)

The mission of the US Army MRICD is to develop medical countermeasures to chemical warfare agents and to train medical personnel in the medical management of chemical casualties.  As a part of its mission, MRICD offers a wide variety of events and courses to the Department of Defense community and first responders including classroom training and computer based distance learning.  The Institute's Chemical Casualty Care Division (“CCCD”) developed a learning management system and secure training website featuring a variety of their instructional products in the medical management of chemical casualties as well as a mechanism to capture, process, and track the fees and registration data associated with the courses.

We maintain CCCD courseware including modifying course content and descriptions and tracking CCCD courses.  We provide academic outreach and communications program support to retain, recruit, transition, and provide outreach and education to new talent acquired through the internships, Oak Ridge Institute for Science and Education, and the National Research Council.

Proponency Office for Preventive Medicine (“POPM”)

The mission of the POPM is to provide advocacy for preventative medicine issues for the Army. As part of its mission, POPM requires technical and program support for a variety of program initiatives in environmental, occupational health, and safety.  The POPM is also responsible for providing staff support and technical/clinical consultative services for preventive medicine/public health to headquarters, Department of the Army and the Office of the Surgeon General/Medical Command. In addition the Office develops policy and guidance for medical surveillance and occupational and environmental health surveillance and coordinates with the U.S. Army Training and Doctrine Command concerning prevention and control of injuries and communicable disease in recruit and training populations. POPM also takes the lead working with Army Medical Department Center and School and U.S. Army Medical Research and Materiel Command concerning doctrine, organization, training, material, leadership and education, personnel, and facilities solutions to Army preventive medicine/public health issues.

We provide development and training management support for the analysis, design, development, execution, and evaluation of POPM’s knowledge management systems.  We support in the development, implementation, and maintenance of preventive medicine, environmental and occupational health training programs, which provide instruction for personnel in relevant policies, procedures, guidelines and regulations. We also develop, provide content, and provide management oversight of aspects of safety and environmental health as well as environmental training courses.

Software Engineering Center

In 2008 we received a contract to provide information technology and business consulting services for the Automated Food Management Information System (“AFMIS”) Web maintenance and deployment at the Software Engineering Center in Fort Lee, Virginia. We are providing IT and business consulting services for AFMIS Web maintenance and deployment during the first and second quarters of year one, extending these services to AFMIS Army Reserve Web maintenance and deployment in quarters three and four. These tasks include analysis, design and development, installation and evaluation, and technical, customer and operations support. AFMIS provides automated support to control the management and operation of the Army's worldwide food service program, including operations of dining facilities for menu planning, production and recipe management, automated head count, cash collection and equipment replacement.

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

Other Defense Agency Customers

Defense Department Logistics

In May 2008, we were one of six companies to be awarded a prime logistics, maintenance and supply support contract to provide lifecycle management services across Defense Department Services.  The ID/IQ contract, awarded through the Army’s Program Executive Office for Enterprise Information Systems, is for a base year with four one-year options.  Under the terms of the contract, we will provide total life cycle systems management associated with the planning, implementation, execution and retirement of business processes and systems solutions for logistics, maintenance and supply support activities.

U.S. Transportation Command

In 2007, we were awarded a 43-month contract valued at $13 million by the U.S. Transportation Command to provide logical and physical data modeling expertise, data engineering and management support services.

Missile Defense Agency

The Missile Defense Agency is chartered with developing the future space-based missile defense capabilities. We provide research on manufacturability and research services to this client, under multi-year contracts.

Joint Strike Fighter (“JSF”) Program

In 2006, the JSF Program Office awarded us a five-year contract, with one base year and four option years, worth $10.5 million if all options are exercised. Our scope of work encompasses a variety of acquisition support services in the areas of autonomics logistics, strategic planning, business operations management and technical assessment and analysis.  We assist in the evaluation and development of acquisition and sustainment strategies, provide analytical support for government validation and verification of the autonomic logistics system and provide technical support for JSF models enhancement, business process improvement initiatives and recommendations for performance-based program metrics that capture operational and supportability requirements.

Office of Assistant Secretary of Defense for Health Affairs

In March 2008, we were awarded a ten-year ID/IQ contract by the Office of the Assistant Secretary of Defense for Health Affairs, which includes TRICARE management activity. The contract, called TRICARE Evaluation, Analysis, and Management Support (“TEAMS”), provides a vehicle for obtaining services in support of policy development, decision-making, management and administration, program and/or project management and administration.

In November 2008, we received an $11.4 million task order under the TEAMS contract to provide program management support to the traumatic brain injury and psychological health program. We assist in the coordination of projects, initiatives, and activities in support of implementing the recommendations and requirements within the purview of the Force Health Protection and Policy Programs Directorate. The objectives include improving program coordination, managing funds/budgeting tasks, develop scheduling, streamlining information handling/sharing, monitoring program performance and managing projects portfolio.

Department of Homeland Security

The funding for DHS initiatives has been and is expected to continue to increase in coming years. Growth in spending in this sector is being driven by the threat of domestic terrorism, as well as the need for modernization.

In 2006, we were awarded an ID/IQ contract by the DHS to provide IT support services on the Enterprise Acquisition Gateway for Leading Edge Solutions (“EAGLE”) program.  Our award was for functional category 5 – Management Support Services.  This functional category provides the full range of business and technical management services that assist in the development, implementation, and continuous improvement of policies, procedures, guidelines, and directives. These services encompass all areas of IT policy and planning including: enterprise architecture, security, training, enterprise resource management, business process reengineering, IT transformation and strategy, organizational change leadership, and enterprise and program management office support.

With the acquisition of Kadix, we now also hold an EAGLE function category 3 contract to provide independent verification and validation services and a DHS Professional Management Support Services contract.

Office of the Chief Information Officer (“OCIO”)

In October 2007, we were awarded an $11.4 million task order by the DHS to provide high-end Capital Planning and Investment Control (“CPIC”) and Earned Value Management System (“EVMS”) consulting to the OCIO under the EAGLE Program.  The task order has a two month base period and five one-year options.  Under the terms of this task order, we are providing DHS with integrated technical, schedule and cost performance best practices, as well as providing a systematic approach to selecting, managing, and evaluating information technology investments. In addition, we will be providing training for the CPIC and EVMS disciplines, as well as for the Office of Management and Budget-300 process, and the capital asset plan and business case documentation that agencies must present to the Office of Management and Budget to win funding for their projects.

Immigration and Customs Enforcement (“ICE”)

In 2008 we received a $15 million contract from the OCIO for U.S. ICE; which was awarded through the EAGLE program. We will provide business engineering services, technical support, design, and architectural support required to assist with the development of enterprise and system-level architectures for ICE.  We are providing business-engineering, technical, design, and architectural support for the transformation of DHS/ICE enterprise and system-level architectures. The tasks include system/software engineering support, integration activities support, system security support, and program documentation required for continued software support and requirements management.  We are supporting the ongoing development and subsequent maintenance of the ICE enterprise architecture planning artifacts. The enterprise solution we are helping to develop will provide the framework for fully integrating ICE systems and provide the basis for continuously evaluating and assessing transformation efforts. This solution will help ICE incorporate new technologies and opportunities for consolidation and improvements in areas such as data flow connectivity, data processing, database management, enterprise infrastructure, and information display.

In December 2008 we were awarded two task orders totaling $11.5 million in contract work through the EAGLE program to provide program management support to various offices within DHS. Under the first two year task order we will provide program management support to the systems development division in OCIO. The second task order is for one base year and two option years. Using the IT investment management framework and value-driven reengineering methodology we will provide the ICE OCIO program executive office with the resources, processes and expertise required to better manage the ICE IT investment portfolio. Under this contract we will assist in implementing project management best practices that encourage collaboration and integration for improved project performance.

United States Coast Guard

In September 2008 we were awarded a $3.4 million task order by the USCG through the EAGLE program. The contract, which is for one base year and three option years, assists the information system security manager in responding to IT notices of findings and recommendations from recent financial audits. We will provide support to the Coast Guard in the analysis of their recent audit results and development of improvements to IT policies, procedures, and practices in order to ensure that the audit results are adequately addressed and compliance with DHS requirements is achieved.

U.S. Citizenship and Immigration Services (“USCIS”)

In February 2009, we were awarded a $3.3 million contract from the DHS USCIS Office of Field Operations. Under the terms of the contract, which has one base year and two option years, we will provide comprehensive quality assurance program management services to the USCIS Application Support Centers biometrics system.  USCIS requires applicants and petitioners for certain immigration benefits to be photographed and fingerprinted for the purpose of conducting criminal background checks. To facilitate this effort, DRC provides support in data management, scheduling, trends analysis, equipment utilization, personnel support, special projects, standard operating procedures and project reporting. USCIS is responsible for the administration of immigration and naturalization adjudication functions and establishing immigration services, policies and priorities.

In the fall of 2007 we were awarded a $2.7 million program support services contract with the USCIS and its Information and Customer Services Division (“ICSD”). The ICSD is the face of USCIS to millions of visitors as they submit immigration applications and inquire on the status of their applications. We support these activities by providing program management, technical writing, and administrative support to ICSD.

Office of Customs and Border Protection Air and Marine (“CBP A&M”)

In December of 2008 we received a $11.5 million training and simulation contract from the DHS, CBP A&M to provide Web-based training and other training services. We will develop functional Web-based training courseware to meet the training and simulation needs of CBP A&M. We will work with CBP A&M to implement, expand and maintain their OpSTAR network, which we designed and developed to meet the training, distribution and tracking needs of the National Air Training Center. We will also provide flight training support, tactical scenario based instruction, and other related training needs.  CBP A&M is the world's largest law enforcement air force charged with protecting the nation's critical infrastructure through the use of air and marine forces stationed at American borders.

Federal Emergency Management Agency (“FEMA”)

Audits of DHS information systems that process financial data are critical in that they assure stakeholders that the financial data produced by the information systems is accurate and verifiable.  Adverse audit findings must be reduced and eventually eliminated.  We support DHS by providing guidance, training, and feedback to the components on the development and maintenance of plans of action and milestones. We also review plan of action and milestones data and present current information to FEMA system security officers, managers, and owners, utilizing existing audit database and shared network drive to track audit requests and remediation efforts to further ensure timely delivery of information.

Federal Civilian Agencies

General Services Administration (“GSA”) Alliant Contract

In August 2007, we were one of 29 companies awarded a GSA Alliant Government-Wide Acquisition Contract.  The awards were protested.  GSA has requested resubmissions. We anticipate that the GSA will re-issue awards in March 2009.  Alliant will be an ID/IQ contract with an estimated ceiling value of $50 billion for all companies in the aggregate to provide integrated information technology services and solutions, including infrastructure, applications and IT management.  The contract is anticipated to have a five-year base performance period and one five-year option period.  Alliant will provide federal government agencies with access to a wide selection of streamlined, cost-effective management and information technology services and solutions. The contract will ensure that government agencies receive the most up-to-date technologies and services while complying with federal regulations.

Pension Benefit Guaranty Corporation (“PBGC”)

The PBGC, a new client for DRC, is a federal corporation created under the Employee Retirement Income Security Act of 1974. It currently guarantees payment of basic pension benefits earned by 44 million American workers and retirees participating in over 30,000 private-sector defined benefit pension plans. PBGC must, therefore, maintain reliable, secure information systems to communicate effectively with its stakeholders and safeguard personal and financial data.  The PBGC's EPMD has a mission to maintain integrated IT governance and management framework policies, processes, procedures, standards, and guidelines. DRC helped EPMD meet its quality management objectives through the conduct of compliance audits and the development and implementation of compliance improvement programs.  In November 2008 we received a contract valued at $13.4 million from the PBGC to provide quality management services. The contract is for a one-year base period and nine one-year option periods. We will perform quality audits and implement a continuous process improvement program to ensure compliance of critical information technology programs with applicable PBGC IT quality requirements.

Federal Deposit Insurance Corporation

In 2006, we were awarded a seven-year contract to provide business analysis and management support services (“BAMSS”) to the FDIC.  The contract, initially valued at $29 million, currently has a total value of $31 million including follow-on task order awards.  The BAMSS charter is to ensure that all system development projects adhere to specific development, quality assurance, process improvement, and internal FDIC requirement guidelines.  Through the contract, we promote, monitor and manage various system development projects to create a more efficient and effective deployment program.

Federal Bureau of Investigation (“FBI”)

The FBI initiated a large organizational change initiative to improve the linguist acquisition process, which required a lengthy time period to produce proficient linguists. We were awarded a contract to conduct a workforce assessment of the current process to identify and propose solutions to improve inefficiencies, outdated technology, and underlying environmental and cultural factors. Our team developed a Web-based workflow management tool called CLASS, to help FBI staff manage the linguist acquisition process, communicate to the applicants, and report on the applicant progress. We built an access-based human resource solution called the workforce tracking tool that provides the FBI with a centralized tool for creating and filling position profiles.  Our CLASS system will help the FBI realize a significant reduction in the cycle time of the linguist acquisition process and increase in management visibility throughout the process with reporting and candidate tracking.

Office of Personnel Management (“OPM”)

We have a five-year ID/IQ contract to provide training and human capital services to Federal agencies under the U.S. OPM Training and Management Assistance (“TMA”) program. The OPM provides an array of human capital programs and services which range from the Federal employees health benefit program to the training and management assistance program. By implementing a modern, integrated financial system, OPM will be better equipped to manage its essential business and provide the visibility and accountability that its stakeholders, customers, and sponsors demand.  We were awarded a contract to assist OPM establishing its financial systems modernization project management office by providing support in: (i) program planning and management, (ii) contract management, (iii) financial management, (iv) risk management, (v) quality management, and (vi) change management/communication.  We are implementing an integrated project management methodology and establishing project management principles consistent with OPM standard policies, procedures, standards, and toolsets.

United States Department of Agriculture (“USDA”)

We provide IT consulting services to the three USDA Plant and Protection Quarantines (“PPQs”). We develop recommendations to redesign PPQs IT organization which align the PPQ IT organization with the new USDA enterprise architecture and also perform independent reviews of faltering IT projects.

The USDA Food Safety and Inspection Service (“FSIS”) is responsible for ensuring the safety of the nation's food supply, including developing robust processing plant hazard analysis critical control point plans. We assist FSIS in leveraging eLearning technology to improve the plans quality and overall compliance across processing plants.

Internal Revenue Service

The IRS seeks highly qualified IT infrastructure support on a number of key high-visibility programs. Under a series of contracts, we  provide IT infrastructure support to a number of critical programs including: (i) collection services systems where we provide full life cycle development support that includes security certification support along with enterprise architecture analysis to ensure that all development adheres to the IRS enterprise architecture in areas such as communications, transaction processing and system management, (ii) credit card initiative where we provide IV&V of Web and interactive voice response applications and network security assessment, and review and evaluate security documentation, (iii) enforcement revenue information system where we provided independently-assessed SEI CMM Level 3 IV&V support, including independent testing. Our support is essential to ensure successful implementation of IRS e-commerce initiatives and is vital to preserving security of the taxpayers' sensitive information.

State and Local Government Sector

We design, develop, implement, maintain and support automated case management systems, networks and systems for state health and human services agencies and local users of these statewide systems.  A description of our major customer engagements in this sector follows.

State of Ohio

In 2004, we were awarded a $30 million contract by the State of Ohio to develop and implement a web-based SACWIS. With change orders since the initial award, the period of performance for the contract was extended from three to four and one-half years and the value of the contract grew to over $50 million.  The system is in production and is fully implemented.

State of Tennessee

In February 2008, we were awarded a $25.5 million contract from the State of Tennessee to develop and implement a new SACWIS. The effort began in the second quarter of 2008 with deployment scheduled to occur in early 2010. Under the terms of the contract we will implement a fully automated web-based statewide child welfare system that supports child welfare cases from intake to closure.

State of Colorado

The State of Colorado has been a customer of ours since 1997.  In 2006, we were awarded a new five-year contract worth $22.5 million by Colorado’s Department of Human Services to continue providing infrastructure support and management of the statewide Department of Human Services county infrastructure.  The new contract contains three one-year options with additional potential revenue of $16.4 million beyond the initial five-year contract.  The Colorado Department of Human Services county infrastructure supports more than 7,000 county and state workers with web-based access to applications supporting child welfare, eligibility, child support and child care.  Infrastructure support services provided by us include operation and maintenance of enterprise wireless and land-based networks, servers and storage, disaster recovery, databases and related software distribution for the thousands of workers using the system.

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

GOVERNMENT CONTRACTS

The federal procurement process has changed significantly in recent years. The traditional method of federal government procurement had been to conduct a lengthy competitive bidding process for each award. Today, agency sponsored multiple award schedule and ID/IQ task order contracts are the predominant form by which the federal government contracts for IT and technical services. These vehicles have enabled contracting officers to accelerate the pace of awards. Concurrently, under current budgetary pressures, our customers have the flexibility to delay awards, reduce funding or fund work on an incremental basis.  Foreseeing this trend, DRC has the acquisition of these contracts as a strategic priority.  Today, DRC holds a broad portfolio of these contracts, including:

•	Department of Homeland Security – EAGLE;
•	Department of Homeland Security – PMSS;
•	Air Force Depot – DESP II
•	Army/Navy/Marine Corps Logistics – LMMS
•	Office of Personnel Management – TMA
•	Army Research Institute
•	Army Training and Doctrine Command – STOC II
•	Navy Warfare Development Command
•	Military Medical Health – TEAMS

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

Our contracts with the U.S. Government and state customers generally are subject to termination at the convenience of the U.S. Government or the state. However, in the event that a contract is terminated by the respective government, we would be reimbursed for our allowable costs up to the time of termination and would be paid a proportionate amount of the stipulated profit attributable to the work actually performed. Although U.S. Government or state contracts may extend for several years, they are generally funded on an annual basis, or incrementally for shorter time periods, and are subject to reduction or cancellation in the event of changes in U.S. Government or state requirements due to appropriations or budgetary concerns. In addition, if the federal or state government curtail expenditures for research, development and consulting activities, the curtailment could have a material adverse impact on our revenue and earnings.

BACKLOG

Our funded backlog was $149.2 million at December 31, 2008, $116.5 million at December 31, 2007 and $92.9 million at December 31, 2006. We expect that substantially all of our backlog at December 31, 2008 will generate revenue during the year ending December 31, 2009. The funded backlog generally is subject to possible termination at the convenience of the contracting party. Contracts are generally funded on an annual basis or incrementally for shorter time periods.  Due to current budgetary pressures, we have seen an increase in the application of incremental funding, thereby reducing backlog in proportion to revenue. A portion of our funded backlog is based on annual purchase contracts and subject to annual governmental approval or appropriations legislation and the amount of funded backlog as of any date can be affected by the timing of order receipts and deliveries.

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

GOVERNMENT REGULATION

As a defense contractor, we are subject to many levels of audit and review, including by the Defense Contract Audit Agency, the Defense Contract Management Agency, the various inspectors general, the Defense Criminal Investigative Service, the Government Accountability Office, the Department of Justice and Congressional Committees. These audits and reviews could result in the termination of contracts, the imposition of fines or penalties, the withholding of payments due to us or the prohibition from participating in certain U.S. Government contracts for a specified period of time. Any such action could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

EMPLOYEES

As of December 31, 2008, we had approximately 1,500 employees. Approximately 60% of our employees hold federal government security clearances.  We require all employees to annually complete training on compliance subjects.  We consider our relationship with our employees to be satisfactory.

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

During 2008 and 2007, approximately 86% and 92%, respectively, of our total revenue was derived from U.S. Government agencies. Within the DoD, certain individual programs account for a significant portion of our U.S. Government business. Our revenue from contracts with the DoD, either as a prime contractor or subcontractor, accounted for approximately 65% and 78% of our total revenue in 2008 and 2007, respectively. We cannot provide any assurance that any of these programs will continue as such or will continue at current levels or that military base closures or realignments will not affect such programs or our ability to re-staff such programs. Our revenue could be adversely affected by significant changes in defense spending priorities or declining U.S. defense budgets.

Current budget pressures on the U.S. Government caused principally by the conflicts in Iraq and Afghanistan may have adverse effects on our business. Because war expenditures are not expected to abate significantly in the near term, we anticipate continual risks related to expenditures on programs we support.

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

We Must Bear the Risk of Various Pricing Structures Associated With Government Contracts.

We historically have derived a substantial portion of our revenue from contracts and subcontracts with the U.S. Government. A significant portion of our federal and state government contracts are undertaken on a time and materials nature, with fixed hourly rates that are intended to cover salaries, benefits, other indirect costs of operating the business and profit. Our time and material contracts represented 48% and 56% of total revenue in 2008 and 2007, respectively.  The pricing of these contracts is based upon estimates of future costs and assumptions as to the aggregate volume of business that we will perform in a given business division or other relevant unit.

We undertake various government projects on a fixed-price basis. Our revenues earned under fixed price contracts have increased as a percentage of total revenues to approximately 32% in 2008 from approximately 21% in 2007. Under a fixed-price contract, the government pays an agreed upon price for our services or products, and we bear the risk that increased or unexpected costs may reduce our profits or cause us to incur a loss.

Significant cost overruns can occur if we fail to:

•	adequately estimate the resources required to complete a project;
•	properly determine the scope of an engagement; or
•	complete our contractual obligation in a manner consistent with the project plan.

For fixed price contracts, we must estimate the costs necessary to complete the defined statement of work and recognize revenue or losses in accordance with such estimates. Actual costs may vary materially from the estimates made from time to time, necessitating adjustments to reported revenue and net income. Underestimates of the costs associated with a project could adversely affect our overall profitability and could have a material adverse effect on our business, financial condition, results of operations and cash flows. While we endeavor to maintain and improve contract profitability, we cannot be certain that any of our existing or future fixed-price projects will be profitable.  During 2008, we began working on our multi-year, fixed price engagement with the State of Tennessee and are nearing completion of a large multi-year, fixed price engagement with the State of Ohio.

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

Recent federal regulations and renewed congressional interest in small business set aside contracts are likely to influence decisions pertaining to contracting methods for many of our customers. These regulations require more frequent review and certification of small business contractor status, to ensure that companies competing for contracts intended for small business are qualified as such at the time of the competition.

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

We Are Subject to a High Level of Government Regulations and Audits Under Our Government Contracts and Subcontracts.

As a defense contractor, we are subject to many levels of audit and review, including by the Defense Contract Audit Agency, Defense Contract Management Agency, various inspectors general, the Defense Criminal Investigative Service, the Government Accountability Office, the Department of Justice and Congressional Committees. These audits and reviews could result in the termination of contracts, the imposition of fines or penalties, the withholding of payments due to us or the prohibition from participating in certain U.S. Government contracts for a specified period of time. Any such action could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Some government contracts require us to maintain facility security clearances, and require some of our employees to maintain individual security clearances. If our employees lose or are unable to obtain security clearances on a timely basis, or we lose a facility clearance, the government client can terminate the contract or decide not to renew the contract upon its expiration. As a result, to the extent that we cannot obtain the required security clearances for our employees working on a particular contract, or we fail to obtain them on a timely basis or fail to maintain these security clearances, we may not derive the revenue anticipated from the contract, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We Are Involved in Litigation Matters Which, If Not Resolved in Our Favor, Could Harm Our Business.

We are involved in litigation matters which could have a material adverse effect on our business, financial position, results of operations and cash flow.  These litigation matters are more fully described in Note 13 of our “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K.

If Our Internal Control Over Financial Reporting Does Not Comply with Financial Reporting and Control Management Requirements, There Could Be a Material Adverse Effect on Our Operations or Financial Results. Also, Current and Potential Stockholders Could Lose Confidence in Our Financial Reporting, Which Would Harm Our Business and the Trading Price of Our Common Stock.

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal control over financial reporting that need improvement.

Although our management has determined, and our independent registered public accounting firm has attested, that our internal controls over financial reporting were effective as of December 31, 2008, we cannot assure you whether or not we or our independent registered public accounting firm may identify a material weakness in our internal controls in the future. A material weakness in our internal controls over financial reporting would require management and our independent registered public accounting firm to evaluate our internal controls as ineffective. If our internal controls over financial reporting are not considered adequate, we may experience a loss of public confidence in our reported financial information, which could have an adverse effect on our business and the trading price of our stock.

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

Our Financing Requirements May Increase and We Could Have Limited Access to Capital Markets.

The United States and worldwide capital and credit markets have recently experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably. While we believe that our current resources and access to capital markets are adequate to support operations over the near term and foreseeable future, we cannot assure you that these circumstances will remain unchanged. Our need for capital is dependent on operating results and may be greater than expected. Our ability to maintain our current sources of debt financing depends on our ability to remain in compliance with covenants contained in our financing agreements, including, among other requirements, maintaining a minimum total net worth and minimum cash flow and debt coverage ratios. If changes in capital markets restrict the availability of funds or increase the cost of funds, we may be required to modify, delay or abandon some of our planned expenditures, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We May Not Make or Complete Future Mergers, Acquisitions or Strategic Alliances or Investments Which May Adversely Affect Our Growth.

In 2008 we acquired Kadix, in 2004 we acquired Impact Innovations Group LLC, and in 2002 we acquired H.J. Ford and Andrulis Corporation. We may seek to continue to expand our operations through mergers, acquisitions or strategic alliances with businesses that will complement our existing business. However, we may not be able to find attractive candidates, or enter into acquisitions on terms that are favorable to us, or successfully integrate the operations of companies that we acquire. In addition, we may compete with other companies for these acquisition candidates, which could make an acquisition more expensive for us. If we are able to successfully identify and complete an acquisition or similar transaction, it could involve a number of risks, including, among others:

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

The Market Price of Our Common Stock May Be Volatile.

The stock market in recent years has experienced significant price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of particular companies. Many factors that have influenced trading prices will vary from period to period, including: decreases in our earnings and revenue or quarterly operating results, changes in estimates by analysts, market conditions in the industry, announcements and new developments by competitors, and regulatory reviews.

Any of these events could have a material adverse effect on the market price of our common stock. In addition, low trading volume in our common stock may cause volatility in stock price.

We are Subject to Changes in United States and Global Market Conditions That Are Beyond Our Control and May Have a Material Effect on Our Business and Results of Operations.

The United States and global economies are currently experiencing a period of substantial economic uncertainty with wide-ranging effects, including the current disruption in global financial markets. Possible effects of these economic events are described in the preceding risk factors, including those relating to U.S. Government defense spending, business disruptions caused by suppliers or subcontractors, impairment of goodwill and other long-lived assets, pension costs and access to capital and credit markets. Although governments worldwide, including the U.S. Government, have initiated sweeping economic plans, the Company is unable to predict the impact, severity, and duration of these economic events, which could have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have not received any written comments from the staff of the Securities and Exchange Commission regarding our periodic or current reports that (1) were issued not less than 180 days before the end of our 2008 fiscal year, (2) remain unresolved and (3) we believe are material.

ITEM 2.  PROPERTIES

As of December 31, 2008 we leased all of the facilities used in our operations totaling approximately 430,000 square feet, of which our Metrigraphics segment occupied approximately 45,000 square feet. All other facilities, as well as a portion of our Andover, Massachusetts headquarters facility, are used by the Systems and Services segment.  We believe that our facilities are adequate for our current needs.

ITEM 3.  LEGAL PROCEEDINGS

As a defense contractor, we are subject to many levels of audit and review from various government agencies, including the Defense Contract Audit Agency, Defense Contract Management Agency, various inspectors general, the Defense Criminal Investigation Service, the Government Accountability Office, the Department of Justice and Congressional Committees. Both related to and unrelated to our defense industry involvement, we are, from time to time, involved in audits, lawsuits, claims, administrative proceedings and investigations. We accrue for liabilities associated with these activities when it becomes probable that future expenditures will be made and such expenditures can be reasonably estimated.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 2008, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

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

Name and Position	Age

James P. Regan	68
President, Chairman and Chief Executive Officer
Richard A. Covel	62
Vice President, General Counsel and Secretary
David Keleher	59
Senior Vice President and Chief Financial Officer
Steven P. Wentzell	62
Senior Vice President and General Manager, Human Resources
Lawrence H. O’Brien, Jr.	57
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

Mr. O’Brien joined us in 1978 and has held various senior management positions during this time.  In 2007, Mr. O’Brien became Senior Vice President and General Manager, Business Solutions and Business Development. From 2004 to 2007, Mr. O’Brien was Vice President for Business Solutions.  Prior to that, Mr. O’Brien was Vice President of Systems Engineering Group from 2001 to 2004.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSURER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Market under the symbol “DRCO”. The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock, as reported by the Nasdaq Global Market. These market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
Fiscal year ended December 31, 2008
First quarter	$11.30	$8.72
Second quarter	$10.75	$9.25
Third quarter	$10.50	$7.58
Fourth quarter	$9.04	$5.00

Fiscal year ended December 31, 2007
First quarter	$12.50	$8.55
Second quarter	$14.72	$10.66
Third quarter	$14.04	$10.19
Fourth quarter	$12.98	$9.16

Number of Shareholders

As of February 28, 2009, there were 583 shareholders of record of our common stock.

Dividend Policy

We did not declare any cash dividends in the two years ended December 31, 2008 and do not intend to in the near future. Our present policy is to retain earnings and preserve cash for our future growth and development of our business.  In addition, our financing arrangements, as described in “Liquidity and Capital Resources” in Part II, Item 7, and in Note 7 of our “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K, restrict our ability to pay dividends.

Issuer Purchases of Equity Securities

The following table sets forth all purchases made by us or on our behalf by any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the fourth quarter of 2008.  All shares repurchased were not part of a publicly announced share purchase program and represent shares repurchased to cover payroll withholding taxes in connection with the vesting of restricted stock awards.

Approximate
			Total Number	Dollar Value
			of Shares	of Shares that
			Purchased as	May Yet Be
		Average	Part of	Purchased
	Total Number	Price	Publicly	Under the
	of Shares	Paid Per	Announced	Programs
Period	Purchased (1)	Share	Programs	(in millions)
October 1, 2008 to October 31, 2008	933	$6.33	-	$-
November 1, 2008 to November 30, 2008	-	-	-	-
December 1, 2008 to December 31, 2008	97	6.60	-	-
Total	1,030	$6.35	-	$-

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock from December 31, 2003 to December 31, 2008 with the cumulative total return of (i) the NASDAQ Composite U.S. Index and (ii) our industry peers. This graph assumes the investment of $100.00 at the closing price on December 31, 2003 in our common stock, the NASDAQ Composite U.S. Index and our industry peers, and assumes any dividends are reinvested.

	December 31,
	2003	2004	2005	2006	2007	2008
Dynamics Research Corporation	$100.00	$110.53	$95.79	$60.45	$67.08	$49.60
NASDAQ Stock Market (US Companies)	$100.00	$108.84	$111.16	$122.11	$132.42	$63.80
Peer Group	$100.00	$133.46	$127.19	$131.01	$144.95	$141.82

The performance in the above graph is not necessarily indicative of future stock price performance.  Our peer group consists of industry peers, including, CACI International, Inc., ICF International, Inc., ManTech International Corp., NCI, Inc., SI International, Inc., SRA International, Inc., Stanley, Inc. and VSE Corp.

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

	Year ended December 31,
(in thousands, except per share data)	2008(1)	2007	2006	2005	2004(2)
Revenue	$242,824	$229,577	$258,987	$300,440	$275,706
Gross profit	$39,164	$37,107	$35,116	$49,662	$42,983
Operating income (loss)	$(571)	$12,498	$8,171	$21,305	$17,507
Non-GAAP operating income (3)	$14,248	$12,679		-
Income (loss) from continuing operations	$(1,255)	$7,102	$3,988	$11,433	$9,373
Cumulative benefit of accounting change	-	-	84	-	-
Net income (loss)	$(1,255)	$7,102	$4,072	$11,433	$9,373
Non-GAAP net income (3)	$7,807	$7,211

Earnings (loss) per share — Basic
Income (loss) from continuing operations before cumulative effect of accounting change	$(0.13)	$0.76	$0.44	$1.30	$1.10
Cumulative benefit of accounting change	-	-	0.01	-	-
Net earnings (loss) per share — Basic	$(0.13)	$0.76	$0.45	$1.30	$1.10
Non-GAAP net earnings per share — Basic (3)	$0.82	$0.77

Earnings (loss) per share — Diluted
Income (loss) from continuing operations before cumulative effect of accounting change	$(0.13)	$0.74	$0.42	$1.24	$1.03
Cumulative benefit of accounting change	-	-	0.01	-	-
Net earnings (loss) per share — Diluted	$(0.13)	$0.74	$0.43	$1.24	$1.03
Non-GAAP net earnings per share — Diluted (3)	$0.80	$0.75

Net cash provided by operating activities	$18,755	$2,945	$17,584	$25,032	$3,961
Capital expenditures	$2,010	$1,788	$2,482	$4,571	$4,544
Depreciation	$3,148	$3,081	$3,203	$3,719	$3,624
EBITDA, excluding provision for litigation effect(3)(4)	$20,051	$19,189	$14,772	$30,339	$23,815

	As of December 31,
(dollars in thousands, except per share data)	2008(1)	2007	2006	2005	2004(2)
Total assets	$208,930	$149,953	$159,852	$187,753	$205,134
Total debt	$38,000	$7,737	$15,000	$25,412	$69,842
Stockholders’ equity	$81,475	$96,504	$84,314	$74,736	$61,867
Return on invested capital, excluding provision for litigation effect(3) (5)	9.9%	7.5%	5.3%	12.9%	8.1%
Stockholders’ equity per share(6)	$8.42	$10.15	$8.99	$8.16	$7.02
Return on stockholders’ equity, excluding provision for litigation effect(3) (7)	9.6%	7.5%	4.9%	15.4%	15.3%
Funded backlog	$149,201	$116,471	$92,903	$144,571	$165,017
Number of shares outstanding	9,674,512	9,509,849	9,314,962	9,096,893	8,737,562

(1)	Amounts include results of operations of Kadix (acquired August 1, 2008) for the period subsequent to our acquisition.
(2)	Amounts include results of operations of Impact Innovations (acquired September 1, 2004) for the period subsequent to our acquisition.
(3)	Non-GAAP financial data is discussed under the title “Non-GAAP Financial Measures”, included within this Item 6.
(4)
Earnings before interest, taxes, depreciation and amortization, or EBITDA, is defined as GAAP income from continuing operations plus net interest expense, income taxes, depreciation expense and amortization expense.  EBITDA as calculated by us may be calculated differently than EBITDA for other companies.

(5)
Return on invested capital is calculated by dividing operating income (or non-GAAP operating income in 2008 and 2007), net of related income taxes, by the ending invested capital.  Invested capital is the sum of outstanding debt and stockholders’ equity, minus cash, normalized for the investment made for acquisitions during the year.

(6)	Stockholders’ equity per share is calculated by dividing ending stockholders’ equity by the number of shares outstanding at the end of the period.
(7)	Return on stockholders’ equity is calculated by dividing net income (or non-GAAP net income in 2008 and 2007) by ending stockholders equity.

NON-GAAP FINANCIAL MEASURES

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

The non-GAAP measures we use exclude the provision for litigation charge incurred in 2008 and 2007 and its related tax effect that management believes is unusual in amount and outside of our ongoing operations for the periods presented.

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

Non-GAAP financial measures for the year ended December 31, 2008 and 2007 were as follows:

	Year Ended December 31,
	2008		2007
(in thousands)	$	%(1)	$	%(1)
GAAP operating income (loss)	$(571)	(0.2)%	$12,498	5.4%
Provision for litigation	14,819	6.1%	181	0.1%
Non-GAAP operating income	$14,248	5.9%	$12,679	5.5%

GAAP income (loss) before provision (benefit) for income taxes	$(1,959)	(0.8)%	$11,784	5.1%
Provision for litigation	14,819	6.1%	181	0.1%
Non-GAAP income before provision for income taxes	$12,860	5.3%	$11,965	5.2%

GAAP provision (benefit) for income taxes(2)	$(704)	35.9%	$4,682	39.7%
Tax benefit for provision for litigation(2)	5,757	38.8%	72	39.8%
Non-GAAP provision for income taxes(2)	$5,053	39.3%	$4,754	39.7%

GAAP net income (loss)	$(1,255)	(0.5)%	$7,102	3.1%
Provision for litigation, net of tax benefit	9,062	3.7%	109	0.0%
Non-GAAP net income	$7,807	3.2%	$7,211	3.1%

Earnings (loss) per share
GAAP Basic	$(0.13)		$0.76
Per share effect of provision for litigation	0.95		0.01
Non-GAAP Basic	$0.82		$0.77

GAAP Diluted	$(0.13)		$0.74
Per share effect of provision for litigation	0.93		0.01
Non-GAAP Diluted	$0.80		$0.75

Weighted average shares outstanding
Basic (GAAP diluted for 2008)	9,493,495		9,326,907
Diluted (Non-GAAP for 2008)	9,704,789		9,649,897

(1)	Represents a percentage of total revenue.
(2)	The percent amounts represent a percentage of GAAP income (loss) before provision for income taxes, provision for litigation and non-GAAP income before provision for income taxes, respectively.

We have provided EBITDA because we believe it is a commonly used measure of financial performance in comparable companies and is provided to help investors evaluate performance and to enhance investors’ understanding of our operating results. EBITDA should not be construed as an alternative measure of net income, income from continuing operations or cash flows.

Reconciliation of income (loss) from continuing operations to EBITDA is as follows:

	Year ended December 31,
(in thousands)	2008	2007	2006	2005	2004
Income (loss) from continuing operations	$(1,255)	$7,102	$3,988	$11,433	$9,373
Interest expense, net	1,423	1,541	2,042	4,367	2,225
Provision (benefit) for income taxes	(704)	4,682	2,730	7,781	6,269
Depreciation expense	3,148	3,081	3,203	3,719	3,624
Amortization expense	2,620	2,602	2,809	3,039	2,324
EBITDA	5,232	19,008	14,772	30,339	23,815
Add back: provision for litigation, net of tax benefit	9,062	181	-	-	-
EBITDA, excluding provision for litigation effect	$14,294	$19,189	$14,772	$30,339	$23,815

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Business

Dynamics Research Corporation, headquartered in Andover, Massachusetts, is a leading provider of innovative engineering, technical, information technology and management consulting services and solutions to federal and state governments.  We provide support to our customers in the primary mission areas of IT, Logistics and Readiness, Systems Integration and Technical Services, C4ISR, Homeland Security, Health and Human Services, Intelligence/Space, Cyber Security, and Public and Environmental Health.

On August 1, 2008, we completed the acquisition of Kadix which is more fully described in Note 3 of our “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K.  The acquisition strengthens and expands our growth as a provider of high-end services and solutions in the homeland security and other federal civilian markets.  The operating results of Kadix are included in DRC’s results of operations within the Systems and Services segment for the period subsequent to the acquisition date.

We have two reportable business segments: Systems and Services, and Metrigraphics. The Systems and Services segment accounted for approximately 98% of total revenue and the Metrigraphics segment accounted for approximately 2% of total revenue in 2008.

Industry

We are cognizant of funding challenges and changing priorities of the federal government.  In February 2009, the President made his initial budget submission to Congress.  While a more detailed budget will be provided in April, the submission, along with the Federal Stimulus Plan, will provide clear indications of priorities and direction for the new administration.  Overall, the budget provides for discretionary spending growth of 7%.  Breaking the increase down by sector, the budget proposal reflects 9% growth in funding for civilian agencies and 4% growth in funding for defense.  However, significant contract awards have been and will continue to be delayed and new initiatives have been slow to start.

Customers are moving away from the GSA schedule time and materials contracts toward agency sponsored ID/IQ contract vehicles and fixed price contracts and task orders.   The DoD seeks to reduce spending on contracted program advisory and assistance services and often is setting this work aside for small businesses.

Concurrently, there is increasing demand from federal customers for training, business transformation, lean six sigma, human capital management, cyber security and business intelligence solutions and services.  Many federal customers are seeking to streamline their procurement activities by consolidating work under large contract vehicles.  Our competitive strategy is intended to align with these trends.

Outlook

Our business is conducted primarily with U.S. Government customers under both short-term and long-term contracts.  We have aligned our service offerings to current economic conditions and customer needs. The U.S. Government’s budgetary processes give us good visibility regarding future spending and the threat areas that they are addressing. Management believes that our current contracts, and backlog of previously awarded contracts are well aligned with the direction of our customers’ future needs, and this provides us with good insight regarding future cash flows. Nonetheless, management recognizes that the current economic situation and significant changes in priorities under the new administration likely will result in significant changes in federal spending with increases in some areas and decreases in others.  While we may benefit from the increases, certain programs in which we participate may be subject to reductions.

Based primarily on our current portfolio of customers, contracts and funded backlog of $149.2 million as of December 31, 2008, we expect revenue in 2009 to be in the range of approximately $280 million to $290 million.

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

Unbilled receivables are the amounts of recoverable contract revenue that have not been billed at the balance sheet date. Unbilled receivables relate principally to revenue that is billed in the month after services are performed. In certain instances, billing is deferred in compliance with the contract terms, such as milestone billing arrangements and withholdings, or delayed for other reasons. Costs related to certain U.S. Government contracts, including applicable indirect costs, are subject to audit by the government. Revenue from such contracts has been recorded at amounts we expect to realize upon final settlement.

Our Metrigraphics business segment records revenue from product sales upon transfer of both title and risk of loss to the customer, provided there is evidence of an arrangement, fees are fixed or determinable, no significant obligations remain, collection of the related receivable is reasonably assured and the customer acceptance criteria have been successfully demonstrated. Product sales are recorded net of sales taxes and net of returns upon delivery. Amounts billed to customers related to shipping and handling is classified as product sales.  The cost of shipping products to the customer is recognized at the time the products are shipped and are recorded as cost of product sales.

Goodwill and Other Intangible Assets

With the acquisition of Kadix and other businesses in prior years, we acquired goodwill and other intangible assets. The identification and valuation of these intangible assets and the determination of the estimated useful lives at the time of acquisition, as well as the completion of annual impairment tests, require significant management judgments and estimates. These estimates are made based on, among other things, consultations with an accredited independent valuation consultant and reviews of projected cash flows.

We estimate fair value by employing different methodologies, including a comparison to comparable industry companies and discounted cash flows. The determination of relevant comparable industry companies impacts our assessment of fair value. Should the operating performance of our reporting unit change in comparison to these companies or should the valuation of these companies change, this could impact our assessment of the fair value of the reporting unit. Our discounted cash flow analysis factors in assumptions on revenue and expense growth rates. These estimates are based upon our historical experience and projections of future activity, factoring in customer demand, changes in technology and a cost structure necessary to achieve the related revenues. Additionally, the discounted cash flow analysis factors in expected amounts of working capital and weighted average cost of capital. Changes in judgments on any of these factors could materially impact the value of the reporting unit.

As a result of the annual impairment test performed as of December 31, 2008, we determined that the carrying amount of goodwill did not exceed its fair value and, accordingly, did not record a charge for impairment. However, we are unable to assure that goodwill will not be impaired in subsequent periods. As of December 31, 2008, we had recorded goodwill and other intangible assets of $105.0 million in the Consolidated Balance Sheets.

Income Taxes and Deferred Taxes

On January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from these positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. We review our tax positions on a quarterly basis and more frequently as facts surrounding tax positions change.  Based on these future events, we may recognize uncertain tax positions or reverse current uncertain tax positions the impact of which would effect the statement of operations and/or the balance sheet.

As part of our process of preparing consolidated financial statements, management is required to estimate the provision for income taxes, deferred tax assets and liabilities and future taxable income for purposes of assessing our ability to realize any future benefits from deferred taxes. This process involves estimating the current tax liability and assessing temporary and permanent differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Consolidated Balance Sheets. We had a net deferred asset of $7.7 million at December 31, 2008.

We must also assess the likelihood that our deferred tax asset will be recovered from future taxable income and, to the extent a recovery is not likely, a valuation allowance must be established. At December 31, 2008, we determined that a valuation allowance was not required.

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

The assumed discount rate, which is intended to be the actual rate at which benefits could effectively be settled, is determined by a spot-rate yield curve method. The spot-rate yield curve is employed to match the plan assets cash outflows with the timing and amount of the expected benefit payments. As of December 31, 2008, the pension plan’s measurement date, the weighted average discount rate used to determine the benefit obligations and net periodic benefit costs was 6.25%. A decrease of 50 basis points in the discount rate would have resulted in an increase in annual pension expense by approximately $0.4 million.

The assumed expected rate of return on plan assets, which is the average return expected on the funds invested or to be invested to provide future benefits to pension plan participants, is determined by an annual review of historical long-term asset returns and consultation with outside investment advisors. As of the pension plan’s measurement date, the weighted average expected rate of return was 9.0%. A decrease of 50 basis points in the expected rate of return would have resulted in an increase in annual pension expense by approximately $0.3 million.

If assumptions differ materially from actual results in the future, our obligations under the pension plan could also differ materially, potentially requiring us to record an additional pension liability and record additional pension costs. An actuarial valuation of the pension plan is performed each year. The results of this actuarial valuation are reflected in the accounting for the pension plan upon determination. At December 31, 2008, we recorded a pension liability of $22.6 million in the Consolidated Balance Sheet that represented the underfunded benefit obligation.

Litigation, Commitments, and Contingencies

We are subject to a range of claims, lawsuits and administrative proceedings that arise in the ordinary course of business. Estimating liabilities and costs associated with these matters requires judgment and assessment based upon professional knowledge and experience of management and its internal and external legal counsel. In accordance with Statement of Financial Accounting Standards (SFAS) No. 5, Accounting for Contingencies, amounts are recorded as charges to earnings when management, after taking into consideration the facts and circumstances of each matter, including any settlement offers, has determined that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The ultimate resolution of any such exposure to us may vary from earlier estimates as further facts and circumstances become known.

Litigation accruals are recorded as charges to earnings when management, after taking into consideration the facts and circumstances of each matter, including any settlement offers, has determined that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The ultimate resolution of any exposure to the company may vary from earlier estimates as further facts and circumstances become known.

RESULTS OF OPERATIONS

Operating results and results expressed as a percentage of total revenues are as follows:

	Year Ended December 31,
	2008		2007		2006
(in millions)	$(1)%		$(1)%		$(1)%
Contract revenue	$236.8	97.5%	$224.7	97.9%	$252.9	97.6%
Product sales	6.0	2.5	4.9	2.1	6.1	2.4
Total revenue	$242.8	100.0%	$229.6	100.0%	$259.0	100.0%

Gross profit on contract revenue(2)	$39.0	16.5%	$37.2	16.5%	$33.9	13.4%
Gross profit (loss) on product sales(2)	0.2	2.8%	(0.1)	(1.1)%	1.2	19.7%
Total gross profit(2)	39.2	16.1%	37.1	16.2%	35.1	13.6%

Selling, general and administrative	22.3	9.2%	21.8	9.5%	24.1	9.3%
Provision for litigation	14.8	6.1%	0.2	0.1%	-	0.0%
Amortization of intangible assets	2.6	1.1%	2.6	1.1%	2.8	1.1%
Operating Income (loss)	(0.6)	(0.2)%	12.5	5.4%	8.2	3.2%
Interest expense, net	(1.4)	(0.6)%	(1.5)	(0.7)%	(2.0)	(0.8)%
Other income, net	0.0	0.0%	0.8	0.4%	0.6	0.2%
Provision (benefit) for income taxes(3)	(0.7)	35.9%	4.7	39.7%	2.7	40.6%
Cumulative benefit of accounting change, net of tax	-	0.0%	-	0.0%	0.1	0.0%
Net income (loss)	$(1.3)	(0.5)%	$7.1	3.1%	$4.1	1.6%

(1)	Totals may not add due to rounding.
(2)	These amounts represent a percentage of contract revenues, product sales and total revenues, respectively.
(3)	The percentage for provision (benefit) for income taxes relate to a percentage of income before provision for income taxes.

Revenue

We reported total revenue of $242.8 million, $229.6 million and $259.0 million in 2008, 2007 and 2006, respectively. Total revenue increased by $13.2 million, or 5.8% in 2008 compared to 2007 due to the acquisition of Kadix, partially offset by decreased revenues in the national defense and intelligence sector.  The decrease in revenue in 2007 compared to 2006 resulted from a decline in contract revenue.

Contract Revenues

Contract revenues in our Systems and Services segment were earned from the following sectors:

	Year Ended December 31,
	2008		2007		2006
(in millions)	$ (1)	% (1)	$ (1)	% (1)	$ (1)	% (1)
National defense and intelligence agencies	$156.8	66.3%	$179.1	79.7%	$206.0	81.4%
Federal civilian agencies	32.9	13.9	27.5	12.2	27.9	11.0
Homeland security	19.3	8.1	3.9	1.7	2.7	1.1
State and local government agencies	25.8	10.9	13.6	6.1	15.3	6.0
Other	2.0	0.8	0.7	0.3	1.1	0.4
Total contract revenue	$236.8	100.0%	$224.7	100.0%	$252.9	100.0%

(1)	Totals may not add due to rounding.

The decrease in revenues from national defense and intelligence agencies in 2008 compared to 2007 was due to decreased revenues derived from the U.S. Air Force ASC small business set-aside Consolidated Acquisition of Professional Services (“CAPS”) contract, the transition from the U.S. Air Force ESC full and open Information Technology Services Program (“ITSP”) II contract to the small business set-aside Professional Acquisition Support Services (“PASS”) contract and lower revenue related to the U.S. Navy Trident Missile program.  The decrease in revenues from national defense and intelligence agencies in 2007 compared to 2006 was due to the transition into the new CAPS contract in August 2006 and the loss of the Air National Guard contract in May 2006, partially offset by increased revenues from the Naval Air System Command AIRSpeed subcontract awarded in March 2006.

In January 2008, we purchased from THE CENTECH GROUP, Inc., a prime CAPS contract, on which minimal work was being performed.  While awaiting the government’s decision on approval of the contract novation, through the CENTECH contract we have won numerous task order re-competitions.  We have received notification that CENTECH’s request to novate their CAPS contract to DRC has been denied.  CENTECH and we are currently considering avenues for reconsideration of this decision and continuing to perform as a subcontractor on the CENTECH CAPS contract.

The ESC PASS contract was re-competed in 2007 as a small business set-aside and certain engineering work previously performed by us under ITSP II was directed to a new contract for which the Company did not receive an award.

The increase in revenues from Homeland Security in 2008 compared to 2007 was primarily due to added revenues related to the Kadix acquisition and new task orders won in 2008.

The increase in revenues from other federal civilian agencies in 2008 compared to 2007 was due to added revenues related to the Kadix acquisition and new task orders won in 2008. The increase in revenues from federal civilian agencies in 2007 compared to 2006 was primarily due to added revenues from the FDIC contract awarded in November 2007.

The increase in revenues from state and local government agencies in 2008 compared to 2007 was primarily due to additional change orders under the State of Ohio contract during 2007 and 2008. With the completion of the implementation phase of the Ohio project in October 2008, revenues derived from the project are anticipated at a reduced level in 2009.  In the second quarter of 2008 we began a new child welfare system development project with the State of Tennessee which generated $7.0 million of revenue in 2008.  The decrease in revenues from state and local government agencies in 2007 compared to 2006 was primarily due to lower revenues from our contract with the State of Ohio, under which a significant portion of the work has been completed, partially offset by higher revenues from our State of Colorado contract awarded in April 2006.

Revenues by contract type as a percentage of Systems and Services segment revenues were as follows:

	Year Ended December 31,
	2008	2007	2006
Time and materials	49%	57%	62%
Cost reimbursable	18	22	19
Fixed price, including service type contracts	33	21	19
	100%	100%	100%

Prime contract	63%	56%	67%
Sub-contract	37	44	33
	100%	100%	100%

Prime contract revenues increased in 2008 compared with 2007 as a result of an increasing portion of contracts awarded under DRC’s agency-wide multiple award schedule ID/IQ contracts.  Prime contract revenues decreased in 2007 compared with 2006 as a result of the transition to the CAPS contract which has been classified as subcontract revenue.

Product Sales

Product sales for the Metrigraphics segment were $6.0 million, $4.9 million and $6.1 million for 2008, 2007 and 2006, respectively. The increase in revenue from product sales for the Metrigraphics segment in 2008 compared to 2007 primarily was due to higher sales to a new medical device customer. The decrease in revenue from product sales for the Metrigraphics segment in 2007 compared to 2006 primarily was due to a decrease in medical device sales.

Funded Backlog

Our funded backlog was $149.2 million at December 31, 2008, $116.5 million at December 31, 2007 and $92.9 million at December 31, 2006.  For 2008, our book-to-bill ratio was 1.1 to 1.0.  We expect that substantially all of our backlog at December 31, 2008 will generate revenue during the year ending December 31, 2009.

Gross Profit

Total gross profit was $39.2 million, $37.1 million and $35.1 million resulting in a gross margin of 16.1% in 2008, 16.2% in 2007 and 13.6% in 2006.

Our gross profit on contract revenue was $39.0 million, $37.2 million and $33.9 million resulting in a gross margin of 16.5% in both 2008 and 2007 and 13.4% in 2006. The increase in gross profit in 2008 compared to 2007 was attributable to higher revenues primarily related to the Kadix acquisition and lower indirect costs, partially offset by costs associated with workforce reductions.  The increase in gross profit in 2007 compared to 2006 was primarily attributable to the reduction in low margin subcontractor revenues resulting from the transition to the new CAPS contract in August 2006 as noted above.  We recorded severance costs of $1.7 million, $0.6 million and $1.1 million in cost of contract revenue in 2008, 2007 and 2006, respectively.

Our gross profit (loss) on product sales was $0.2 million, $(0.1) million and $1.2 million resulting in a gross margin of 2.8%, (1.1)% and 19.7% for 2008, 2007 and 2006, respectively.  The increase in gross profit in 2008 compared to 2007 was due to higher sales to medical device customers. The decline in gross profit in 2007 compared to 2006 was primarily attributable to a lower level of sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $22.3 million in 2008, $21.8 million in 2007, and $24.1 million in 2006.  Selling, general and administrative expenses as a percent of total revenue was 9.2%, 9.5% and 9.3% for 2008, 2007 and 2006, respectively.  The increase in selling, general and administrative expenses in 2008 compared to 2007 was primarily due to the addition of Kadix’s selling, general and administrative expenses partially offset by continuing cost reduction efforts and lower deferred compensation and stock compensation costs. The decrease in selling, general and administrative expenses in 2007 compared to 2006 was a result of cost savings initiatives undertaken in the first half of 2006, which also included higher severance costs.

Provision for Litigation

During 2008 and 2007 we recorded a provision for litigation of $14.8 million and $0.2 million, respectively.  We anticipate paying the $15.0 million litigation settlement due to the Government in the first half of 2009.

Amortization of Intangible Assets

Amortization expense, which relates to the amortization of acquired intangible assets, was $2.6 million in both 2008 and 2007, and $2.8 million in 2006.

Interest Expense, net

We incurred interest expense totaling $1.5 million in 2008, $1.6 million in 2007 and $2.1 million in 2006.  The decrease in interest expense in 2008 compared to 2007 was due to lower daily average borrowings and lower average interest rates on our revolver in 2008, partially offset by interest expense associated with the addition of the $40 million term loan used to finance the Kadix acquisition in 2008. The decrease in interest expense in 2007 compared to 2006 was due to a lower outstanding debt balance, partially offset by a higher average interest rate.  The weighted average interest rates on our outstanding revolver borrowings were 5.41%, 6.66%, and 6.87% at December 31, 2008, 2007 and 2006, respectively.  The average interest rate on our term loan was 4.21% at December 31, 2008.  We recorded approximately $0.1 million of interest income in each of the three years ended 2008.

Other Income, net

We recorded net other income of $0.8 million and $0.6 million in 2007 and 2006, respectively.  In 2006, we recorded $0.2 million of realized gains resulting from the sale of shares of common shares of Lucent Technologies, Inc.  In accordance with the equity method of accounting, other income includes recognition of our portion of income or loss related to our equity investments.  We recorded income related to our equity investments of $0.5 million in both 2008 and 2007 and $0.2 million in 2006.  Other income also included a deferred compensation plan investment loss of $0.6 million in 2008 and gains of $0.2 million in both 2007 and 2006.

Provision for Income Taxes

We recorded income tax provisions (benefit) of $(0.7) million, $4.7 million and $2.7 million in 2008, 2007 and 2006, respectively. The effective income tax rate excluding the litigation provision was 39.3% and 39.7% in 2008 and 2007, respectively, compared to 40.6% in 2006. We have estimated the tax benefits associated with the litigation provision of $5.8 million and $0.1 million for 2008 and 2007, respectively.  The decrease in the income tax rate in 2007 compared to 2006 is due to adjustments to tax accruals and reserves plus favorable effects of tax credits and state tax audits.

Shares Used in Computing Earnings (Loss) Per Share

Weighted average common shares outstanding and common equivalent shares totaled 9.5 million, 9.6 million, and 9.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. The decrease in shares in 2008 compared to 2007 is due to the net loss recorded in 2008, which did not include the dilutive effect of stock options or unvested restricted stock.  The increase in shares in both comparable periods was related to additional shares issued, partially offset by a decreased dilutive effect on employee stock options due to a lower average annual stock price.

LIQUIDITY AND CAPITAL RESOURCES

The following discussion analyzes liquidity and capital resources by operating, investing and financing activities as presented in our Consolidated Statements of Cash Flows. Our principal sources of liquidity are cash flows from operations and borrowings from our revolving credit facility. At December 31, 2008, the borrowing capacity available under our revolver was $25.0 million.

Our results of operations, cash flows and financial condition are subject to trends, events and uncertainties, including demands for capital to support growth, economic conditions, government payment practices and contractual matters. Our need for access to funds is dependent on future operating results, our growth and acquisition activity and external conditions.

In light of the current economic situation, we have also evaluated our future liquidity needs, both from a short-term and long-term basis. We believe that cash on hand plus cash generated from operations along with cash available under credit lines are expected to be sufficient in 2009 to service debt, finance capital expenditures, pay the anticipated settlement of litigation, pay federal and state income taxes and fund the pension plan, if necessary. To provide for long-term liquidity, we believe we can generate substantial positive cash flow, as well as obtain additional capital, if necessary, from the use of subordinated debt or equity. In the event that our current capital resources are not sufficient to fund requirements, we believe our access to additional capital resources would be sufficient to meet our needs.

We anticipate paying the $15.0 million litigation settlement due to the Government in the first half of 2009.  This litigation settlement is further described in Note 13 of our “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K.  We will use available cash on hand and borrow the remaining portion from our revolver.  We anticipate to fully repay amounts borrowed under the revolver related to this borrowing in 2009, however, we may borrow additional funds from our revolver during this time for working capital needs.

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

At December 31, 2008 and 2007, we had cash and cash equivalents aggregating $7.1 million and $2.0 million, respectively. Our operating practice is to apply cash received against any outstanding revolving credit facility balances.  When a revolver balance exists, cash balances at the end of the year generally reflect the timing and size of cash receipts at the end of the year.

Operating Activities

Net cash provided by operating activities of $18.8 million during 2008 was primarily attributable to an increase in income from operations, excluding the litigation provision.  Net cash provided by operating activities totaled $2.9 million and $17.6 million in 2007 and 2006, respectively.

Contract receivables were $71.4 million and $63.6 million at December 31, 2008 and December 31, 2007, respectively. Billed receivables increased $3.5 million in 2008 and $3.9 million in 2007, while unbilled receivables increased $4.4 million in 2008 and decreased $4.6 million in 2007. Contract receivables days sales outstanding (“DSO”), were 95 days at December 31, 2008 and 101 days at December 31, 2007.  Federal business DSO was 86 days at December 31, 2008 and 91 days at December 31, 2007.  The difference between consolidated DSO and federal DSO was primarily due to our contracts with the states of Ohio and Tennessee which had balances outstanding at December 31, 2008 of $12.7 million and $7.6 million at December 31, 2007.

Our net deferred tax asset was $7.7 million at December 31, 2008 compared to a $7.0 million deferred tax liability at December 31, 2007.  The change in deferred taxes was principally associated with the defined benefit pension plan of $9.2 million and the addition of a deferred tax asset of $5.8 million for the litigation provision.  Our deferred tax liability on unbilled receivables declined to $6.9 million at December 31, 2008 from $7.5 million at December 31, 2007.  The IRS continues to challenge the deferral of income for tax purposes related to our unbilled receivables including the applicability of a Letter Ruling issued by the IRS to us in January 1976 which granted to us deferred tax treatment of our unbilled receivables.  This issue was elevated to the IRS National Office for determination.  On October 23, 2008, we received a notification of ruling from the IRS National Office.  This correspondence provided clarification regarding the IRS position relating to the revenue recognition for unbilled receivables.  We are in the process of evaluating the impact of this notification.  The resolution with the IRS regarding unbilled receivables could result in a change in our accounting method regarding revenue recognition.  This change could result in an acceleration of taxable income and a reversal of certain deferred tax items.  We paid $2.4 million in income taxes in 2008 compared to $6.2 million in 2007.

Share-based compensation decreased to $1.1 million in 2008 from $1.6 million in 2007 and $2.1 million in 2006. The decrease in 2008 is primarily due to the decline in our stock price.  The decrease in 2007 is primarily due to the amendment to our Employee Stock Purchase Plan (“ESPP”) during the fourth quarter of 2006 which resulted in the ESPP being treated as non-compensatory, as more fully described in Note 10 of our “Notes to Consolidated Financial Statements” in Part II, Item 8 on this Form 10-K.  As of December 31, 2008 the total unrecognized compensation related to restricted stock awards was $1.1 million to be recognized over two years.

Non-cash amortization expense of our acquired intangible assets was $2.6 million in both 2008 and 2007 and $2.8 million in 2006. We anticipate that non-cash expense for the amortization of intangible assets will increase to approximately $3.3 million in 2009 due to a full year of amortization from the Kadix acquisition.

Our defined benefit pension plan was underfunded by $22.6 million at December 31, 2008 and overfunded by $0.7 million at December 31, 2007.  The decline in the plan’s funded status in 2008 was primarily attributable to the decline in the plan asset performance during the year.  The improvement in the plan’s funded status in 2007 was primarily attributable to the change in the discount rate used to determine benefit obligations to 6.25% from 5.75%.  During 2008 and 2007, we recorded pension income of $1.3 million and $0.8 million, respectively, compared to pension expense of $0.6 million in 2006.  The decrease in pension costs in both comparable periods was due to actions approved by the Board of Directors to amend the pension plan during the fourth quarter of 2006, which removed the 3% annual benefit inflator for active participants in the plan as of December 31, 2006.  No supplemental employer contributions were made in 2008 or 2007, and no contribution is required in 2009.  We anticipate pension expense to be approximately $2.0 million in 2009 due to the decline in plan asset performance in 2008.

Investing Activities

Net cash used in investing activities of $44.3 million during 2008 was primarily attributable to the purchase of Kadix.  Net cash used in investing activities was $2.8 million in 2007 and $2.3 million in 2006.

On August 1, 2008, we completed the acquisition of Kadix as more fully described in Note 3 of our “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K.  The total purchase price of $47.3 million included additional contingent consideration related to achievement of earnout objectives of $4.3 million that was accrued at December 31, 2008 and paid in 2009.  At December 31, 2008 the purchase price allocation was final and all additional cash consideration had been recorded.

Capital expenditures for the purchase of property and equipment were $2.0 million, $1.8 million, and $2.5 million in 2008, 2007 and 2006, respectively. For all years, capital expenditures were primarily for the purchase of software, other equipment and leasehold improvements.  We expect discretionary capital expenditures in 2009 to be at similar levels as 2008.

During 2007, we made improvements to our headquarters facility of $1.0 million in connection with our obligation under the sale and leaseback transaction entered into in 2005.  We have substantially made all required improvements under the agreement and the letter of credit was released in the first half of 2008.

Financing Activities

During the third quarter of 2008, we entered into a new unsecured credit facility and an interest rate swap agreement.  The new facility restructured and increased our credit facility to $65.0 million and provided for a $40.0 million, five-year term loan and a $25.0 million, five-year revolving credit agreement for working capital.  The term loan requires quarterly repayments of $2.0 million and we expect operating cash flows to be sufficient to fund these repayments.  The swap agreement effectively fixes our interest rate on an initial notional amount of $20.0 million of the term loan principal at 5.60% (3.60% swap fixed rate plus 2.00% margin) throughout the term of the facility.  The facility and swap agreements are more fully described in Note 7 and Note 8, respectively, of our “Notes to Consolidated Financial Statements” in Part II, Item 8 on this Form 10-K.

During 2008, net cash provided by financing activities of $30.7 million represented net borrowings under the term loan of $38.0 million and proceeds of $0.9 million from the issuance of common stock through the exercises of stock options and employee stock purchase plan transactions, partially offset by net repayments of $7.7 million under our revolver.

The average daily borrowing on our revolver for 2008 was $3.2 million at a weighted average interest rate of 5.41%, compared to an average daily borrowing of $16.7 million at a weighted average interest rate of 7.30% in 2007 and an average daily borrowing of $10.4 million at a weighted average interest rate of 7.81% in 2006 under our then existing revolver during those periods.  Also, during

2008 we had $40.0 million outstanding under our term loan for the last five months of 2008 at a weighted average interest rate of 4.67%, compared to our 2006 average daily outstanding balance under our then existing acquisition term loans was $14.7 million at a weighted average interest rate of 5.13%.

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

Off-Balance Sheet Arrangements

We did not utilize or employ any off-balance sheet arrangements during the three years ended December 31, 2008, defined as (i) an obligation under a guarantee contract, (ii) a retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement, (iii) an obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument or (iv) an obligation, including a contingent obligation, arising out of a variable interest.

Contractual Obligations

Our contractual obligations as of December 31, 2008 consist of the following:

	Payments due by period
		Less than	Two to	Four to
(in millions)	Total	one year	three years	five years	Thereafter
Long-term debt	$38.0	$8.0	$16.0	$14.0	$-
Interest payments	2.5	0.9	1.2	0.4	-
Operating leases	26.9	7.1	9.8	5.2	4.8
Total contractual obligations	$67.4	$16.0	$27.0	$19.6	$4.8

The contractual amounts above related to interest payments does not include the portion of interest contractually due on our term loan principal balance that is not tied to the interest rate swap because those interest rates are not fixed.  During 2008 we entered into an interest rate swap agreement which effectively fixed half of the term loan’s principal balance at an interest rate of 5.60%.

The contractual amounts above related to operating leases do not include the effect of sublease rentals.  The amount of sublease rentals is disclosed in Note 13 of our “Notes to Consolidated Financial Statements” in Part II, Item 8 on this Form 10-K.

At December 31, 2008 we had a $15.0 million litigation reserve recorded in other accrued expenses.  We anticipate paying this settlement in the first half of 2009.  We will use available cash on hand and borrow the remaining portion from our revolver.

We may be required to make cash outlays related to our unrecognized tax benefits.  However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities.  Accordingly, unrecognized tax benefits, including interest and penalties, of $0.6 million as of December 31, 2008 have been excluded from the contractual obligations table above.  For further information on unrecognized tax benefits, see Note 6 of our “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K.

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

IMPACT OF INFLATION AND CHANGING PRICES

Overall, inflation has not had a material impact on our operations. Additionally, the terms of DoD contracts, which accounted for approximately 64% of total revenue in 2008, are generally one year contracts and include salary increase factors for future years, reducing the potential impact of inflation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk associated with our term loan and revolver, where interest payments are tied to either the LIBOR or prime rate.  The interest rate at December 31, 2008 on our $38 million term loan was 4.21%. We entered into an interest rate swap agreement to mitigate the floating interest rate risk on half of our outstanding term loan.  The swap agreement effectively fixes the interest rate on half of our outstanding term loan at 3.60% (excluding the applicable margin of 2.00%). At any time, a sharp rise in interest rates could have an adverse effect on net interest expense as reported in our Consolidated Statements of Operations. Our potential loss over one year that would result in a hypothetical and instantaneous increase of one full percentage point in the interest rate on half of our term loan would increase annual interest expense by approximately $0.2 million.

In addition, historically our investment positions have been relatively small and short-term in nature.  We typically invest excess cash in money market accounts with original maturities of three months or less with no exposure to market interest rates. We have no significant exposure to foreign currency fluctuations. Foreign sales, which are nominal, are primarily denominated in U.S. dollars.

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Dynamics Research Corporation:

We have audited the accompanying consolidated balance sheets of Dynamics Research Corporation and subsidiaries (a Massachusetts corporation) (collectively the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2008. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15 (a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dynamics Research Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2009 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

Boston, Massachusetts
March 13, 2009

DYNAMICS RESEARCH CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2008	2007
Assets
Current assets
Cash and cash equivalents	$7,111	$2,006
Contract receivables, net	71,438	63,570
Prepaid expenses and other current assets	2,491	2,508
Total current assets	81,040	68,084
Noncurrent assets
Property and equipment, net	9,349	10,182
Goodwill	97,641	63,055
Intangible assets, net	7,379	3,069
Deferred tax asset	10,396	1,484
Other noncurrent assets	3,125	4,079
Total noncurrent assets	127,890	81,869
Total assets	$208,930	$149,953

Liabilities and stockholders' equity
Current liabilities
Current portion of long-term debt	$8,000	$-
Accounts payable	18,095	12,163
Accrued compensation and employee benefits	13,644	13,409
Deferred taxes	2,670	8,486
Other accrued expenses	24,760	3,078
Total current liabilities	67,169	37,136
Long-term liabilities
Long-term debt	30,000	7,737
Other long-term liabilities	30,286	8,576
Total long-term liabilities	60,286	16,313
Total liabilities	127,455	53,449
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.10 par value; 5,000,000 shares authorized; no shares issued	-	-
Common stock, $0.10 par value; 30,000,000 shares authorized; 9,674,512 and 9,509,849 shares issued and outstanding at December 31, 2008 and 2007, respectively	967	951
Capital in excess of par value	51,919	50,251
Accumulated other comprehensive loss, net of tax	(22,268)	(6,745)
Retained earnings	50,857	52,047
Total stockholders' equity	81,475	96,504
Total liabilities and stockholders' equity	$208,930	$149,953

The accompanying notes are an integral part of these consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Year Ended December 31,
	2008	2007	2006
Contract revenue	$236,796	$224,676	$252,890
Product sales	6,028	4,901	6,097
Total revenue	242,824	229,577	258,987

Cost of contract revenue	197,802	187,516	218,976
Cost of product sales	5,858	4,954	4,895
Total cost of revenue	203,660	192,470	223,871

Gross profit on contract revenue	38,994	37,160	33,914
Gross profit (loss) on product sales	170	(53)	1,202
Total gross profit	39,164	37,107	35,116

Selling, general and administrative expenses	22,296	21,826	24,136
Provision for litigation	14,819	181	-
Amortization of intangible assets	2,620	2,602	2,809
Operating income (loss)	(571)	12,498	8,171
Interest expense, net	(1,423)	(1,541)	(2,042)
Other income, net	35	827	589
Income (loss) before provision (benefit) for income taxes	(1,959)	11,784	6,718
Provision (benefit) for income taxes	(704)	4,682	2,730
Income (loss) before cumulative effect of accounting change	(1,255)	7,102	3,988
Cumulative benefit of accounting change, net of tax of $62	-	-	84
Net income (loss)	$(1,255)	$7,102	$4,072

Earnings (loss) per common share
Basic
Income (loss) before cumulative effect of accounting change	$(0.13)	$0.76	$0.44
Cumulative effect of accounting change	-	-	0.01
Net income (loss)	$(0.13)	$0.76	$0.45

Diluted
Income (loss) before cumulative effect of accounting change	$(0.13)	$0.74	$0.42
Cumulative effect of accounting change	-	-	0.01
Net income (loss)	$(0.13)	$0.74	$0.43

Weighted average shares outstanding
Basic	9,493,495	9,326,907	9,099,897
Diluted	9,493,495	9,649,897	9,426,535

The accompanying notes are an integral part of these consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

			Capital		Accumulated
			In Excess		Other
	Common Stock Issued		of Par	Unearned	Comprehensive	Retained
	Shares	Par value	Value	Compensation	Loss	Earnings	Total
Balance December 31, 2005	9,097	$910	$45,571	$(1,850)	$(10,768)	$40,873	$74,736
Comprehensive income:
Net income	-	-	-	-	-	4,072	4,072
Other comprehensive income, net of tax:
Minimum pension liability adjustment	-	-	-	-	1,562	-	1,562
Comprehensive income	-	-	-	-	-	-	5,634
Issuance of common stock through stock option exercises and employee stock purchase plan transactions	192	19	1,875	-	-	-	1,894
Issuance of restricted stock	70	7	(7)	-	-	-	-
Forfeiture of restricted stock	(30)	(3)	3	-	-	-	-
Release of restricted stock	(14)	(2)	(191)	-	-	-	(193)
Share-based compensation	-	-	2,082	-	-	-	2,082
Tax benefit from stock options exercised and employee stock purchase plan transactions	-	-	161	-	-	-	161
Reversal of unearned compensation upon adoption of FASB Statement No. 123(R )	-	-	(1,850)	1,850	-	-	-
Balance at December 31, 2006	9,315	931	47,644	-	(9,206)	44,945	84,314
Comprehensive income:
Net income	-	-	-	-	-	7,102	7,102
Other comprehensive income, net of tax:
Pension liability adjustment	-	-	-	-	2,353	-	2,353
Unrealized gains on investments, net of reclassification adjustment	-	-	-	-	108	-	108
Other comprehensive income	-	-	-	-	-	-	2,461
Comprehensive income	-	-	-	-	-	-	9,563
Issuance of common stock through stock option exercises and employee stock purchase plan transactions	135	14	1,166	-	-	-	1,180
Issuance of restricted stock	99	10	(10)	-	-	-	-
Forfeiture of restricted stock	(20)	(2)	2	-	-	-	-
Release of restricted stock	(19)	(2)	(200)	-	-	-	(202)
Share-based compensation	-	-	1,640	-	-	-	1,640
Tax benefit from stock options exercised and employee stock purchase plan transactions	-	-	77	-	-	-	77
Tax deficiency on equity awards	-	-	(68)	-	-	-	(68)
Balance at December 31, 2007, as previously presented	9,510	951	50,251	-	(6,745)	52,047	96,504
Impact of change in measurement date from adoption of SFAS 158	-	-	-	-	-	65	65
Balance at December 31, 2007, adjusted	9,510	951	50,251	-	(6,745)	52,112	96,569
Comprehensive loss:
Net loss	-	-	-	-	-	(1,255)	(1,255)
Other comprehensive loss, net of tax:
Pension liability adjustment, net of reclassification adjustment	-	-	-	-	(14,896)	-	(14,896)
Reclassification adjustment for gains realized in net loss	-	-	-	-	(108)	-	(108)
Unrealized loss on derivative instruments	-	-	-	-	(519)	-	(519)
Other comprehensive loss	-	-	-	-	-	-	(15,523)
Comprehensive loss	-	-	-	-	-	-	(16,778)
Issuance of common stock through stock option exercises and employee stock purchase plan transactions	128	12	843	-	-	-	855
Issuance of restricted stock	92	9	(9)	-	-	-	-
Forfeiture of restricted stock	(13)	(1)	1	-	-	-	-
Release of restricted stock	(42)	(4)	(418)	-	-	-	(422)
Share-based compensation	-	-	1,148	-	-	-	1,148
Tax benefit from stock options exercised and employee stock purchase plan transactions	-	-	103	-	-	-	103
Balance at December 31, 2008	9,675	$967	$51,919	$-	$(22,268)	$50,857	$81,475

The accompanying notes are an integral part of these consolidated financial statement.

DYNAMICS RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(1,255)	$7,102	$4,072
Adjustments to reconcile net cash provided by operating activities:
Depreciation	3,148	3,081	3,203
Amortization of intangible assets	2,620	2,602	2,809
Share-based compensation, including cumulative effect of accounting change	1,148	1,640	2,082
Investment income from equity interest	(483)	(516)	(223)
Tax benefit from stock options exercised and employee stock purchase plan transactions, net of tax deficiencies from equity awards	(103)	(9)	(161)
Provision for litigation	14,819	181	-
Deferred income taxes	(4,572)	(2,972)	(6,744)
Other	(620)	(497)	(665)
Change in operating assets and liabilities:
Contract receivables, net	1,471	714	30,260
Prepaid expenses and other current assets	(18)	604	(1,341)
Accounts payable	3,535	(6,032)	(7,473)
Accrued compensation and employee benefits	(1,519)	(745)	(4,288)
Other accrued expenses	2,280	(1,347)	(2,508)
Other long-term liabilities	(1,696)	(861)	(1,439)
Net cash provided by operating activities	18,755	2,945	17,584
Cash flows from investing activities:
Purchase of business, net of cash acquired	(43,016)	-	-
Additions to property and equipment	(2,010)	(1,788)	(2,482)
Proceeds from sale of investments and long-lived assets	291	6	214
Dividends from equity investment	423	180	155
Payments related to sale of building	(35)	(980)	-
Change in other assets	21	(170)	(182)
Net cash used in investing activities	(44,326)	(2,752)	(2,295)
Cash flow from financing activities:
Borrowings under term loan agreement	40,000	-	-
Repayments under term loan agreements	(2,000)	-	(25,412)
Borrowings revolving credit agreement	69,225	201,918	172,981
Repayments under revolving credit agreement	(76,962)	(209,181)	(157,981)
Proceeds from the exercise of stock options and employee stock purchase plan transactions	855	1,180	1,894
Tax benefit from stock options exercised and employee stock purchase plan transactions, net of tax deficiencies from equity awards	103	9	161
Payments of deferred financing costs	(545)	-	(65)
Net cash provided by (used in) financing activities	30,676	(6,074)	(8,422)
Net decrease in cash and cash equivalents	5,105	(5,881)	6,867
Cash and cash equivalents, beginning of period	2,006	7,887	1,020
Cash and cash equivalents, end of period	$7,111	$2,006	$7,887

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$973	$1,494	$2,078
Cash paid during the year for income taxes, net of refunds	$2,399	$6,206	$12,486
Supplemental disclosure of noncash financing and investing activities:
Issuance of restricted stock	$869	$1,135	$1,000
Increase (decrease) in pension liability	$24,682	$(3,899)	$(2,588)
Change in fair value of derivatives	$860	$-	$-
Accrual of earnout on purchase of business	$4,250	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

 NOTE 1. NATURE OF OPERATIONS

Dynamics Research Corporation (the “Company”) is a leading provider of innovative engineering, technical, information technology (“IT”) and management consulting services and solutions to federal and state governments.  Founded in 1955 and headquartered in Andover, Massachusetts, the Company has approximately 1,500 employees located throughout the United States.  The Company operates as a parent corporation and through its wholly owned subsidiaries, Kadix Systems, LLC, H.J. Ford Associates, Inc. and DRC International Corporation.

The Company provides support to its customers in the primary mission areas of IT, Logistics and Readiness, Systems Integration and Technical Services, Command, Control, Computers, Communications, Intelligence, Surveillance and Reconnaissance, Homeland Security, Health and Human Services, Intelligence/Space, Cyber Security, and Public and Environmental Health.  Customers include the Department of Defense, the Department of Homeland Security, federal civilian agencies and state governments.

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

On August 1, 2008, the Company completed the acquisition of all membership interest of Kadix Systems, LLC as more fully described in Note 3.  The transaction was recorded using the purchase method of accounting in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations.  Accordingly, the results of Kadix are included in the Company’s Consolidated Statements of Operations and Cash Flows for the period subsequent to its acquisition.

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

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and, accordingly, include amounts based on informed estimates and judgments of management with consideration given to materiality. Estimates and judgments also affect the amount of revenue and expenses during the reported period. Actual results could differ from those estimates. The Company believes the following accounting policies affect the more significant judgments made and estimates used in the preparation of its consolidated financial statements.

The Company also estimates and provides for potential losses that may arise out of litigation and regulatory proceedings to the extent that such losses are probable and can be estimated, in accordance with FASB SFAS No. 5, Accounting for Contingencies. Significant judgment is required in making these estimates and the Company’s final liabilities may ultimately be materially different. The Company’s total liability in respect of litigation and regulatory proceedings is determined on a case-by-case basis and represents an estimate of probable losses after considering, among other factors, the progress of each case or proceeding, the Company’s experience and the experience of others in similar cases or proceedings, and the opinions and views of legal counsel. Given the inherent difficulty of predicting the outcome of the Company’s litigation and regulatory matters, particularly in cases or proceedings in which substantial or indeterminate damages or fines are sought, the Company cannot estimate losses or ranges of losses for cases or proceedings where there is only a reasonable possibility that a loss may be incurred. See Note 13 for information on the Company’s litigation and other proceedings.

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

For each type of contract, the Company recognizes anticipated contract losses as soon as they become known and estimable. Out-of-pocket expenses that are reimbursable by the customer are included in contract revenue and cost of contract revenue.

Unbilled receivables are the amounts of recoverable contract revenue that have not been billed at the balance sheet date. Generally, the Company’s unbilled receivables relate to revenue that is billed in the month after services are performed. In certain instances, billing is deferred in compliance with the contract terms, such as milestone billing arrangements and withholdings, or delayed for other reasons. Costs related to certain U.S. Government contracts, including applicable indirect costs, are subject to audit by the government. Revenue from such contracts has been recorded at amounts the Company expects to realize upon final settlement.

The Company’s Metrigraphics business segment records revenue from product sales upon transfer of both title and risk of loss to the customer, provided there is evidence of an arrangement, fees are fixed or determinable, no significant obligations remain, collection of the related receivable is reasonably assured and the customer acceptance criteria have been successfully demonstrated. Product sales are recorded net of sales taxes and net of returns upon delivery.  Amounts billed to customers related to shipping and handling is classified as product sales.  The cost of shipping products to the customer is recognized at the time the products are shipped and is recorded as cost of product sales.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

Cash and Cash Equivalents

Cash equivalents, which consist primarily of money market accounts, have original maturities of three months or less.

Contract Receivables

Contract receivables, net of the allowance for doubtful accounts, are stated at amounts expected to be realized in future periods.  Unbilled receivables are amounts that are expected to be billed in accordance with contract terms and delivery schedules, as well as amounts expected to become billable upon final execution of contracts, contract completion, milestones or completion of rate negotiations.  Generally, the Company’s unbilled receivables relate to revenue that is billed in the month after services are performed. Costs related to certain U.S. Government contracts, including applicable indirect costs, are subject to audit by the government. Revenue from such contracts has been recorded at amounts the Company expects to realize upon final settlement.  Contract receivables are classified as current assets in accordance with industry practice.

The allowance for doubtful accounts is determined based upon the Company's best estimate of a customer's ability to pay. The factors that influence management’s estimate include historical experience, specific identification and an aging criteria of potential uncollectible accounts. The Company writes off contract receivables when such amounts are determined to be uncollectible. Losses have historically been within management’s expectations.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, and consist of materials, labor and overhead. There are no amounts in inventories relating to contracts having production cycles longer than one year. Total inventories aggregated $766 and $584 at December 31, 2008 and 2007, respectively, and are included in prepaid expenses and other current assets on the accompanying balance sheets.

Property and Equipment

Property and equipment, including improvements that significantly add to productive capacity or extend the asset’s useful life are capitalized and recorded at cost. When items are sold, or otherwise retired or disposed of, operating income is charged or credited for the difference between the net book value and proceeds realized thereon.  Repairs and maintenance costs are expensed as incurred. Property and equipment is depreciated on the straight-line basis over their estimated useful lives.  Estimated useful lives of production equipment typically range from three to five years, while software and furniture and other equipment typically range from three to ten years. Leasehold improvements are amortized over the shorter of the remaining expected term of the lease, considering renewal options, or the life of the related asset. The Company recorded depreciation expense of $3,148, $3,081 and $3,203 during 2008, 2007 and 2006, respectively.  The Company recorded disposals of $807, $3,736 and $646, during 2008, 2007 and 2006, respectively, of substantially fully-depreciated machinery, equipment and leasehold improvements no longer in use.

Internal Software Development Costs

The Company follows the provisions of SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, in accounting for development costs of software to be used internally.  SOP 98-1 requires that both internal and external costs incurred to develop internal-use computer software during the application development stage be capitalized and subsequently amortized over the estimate economic useful life of the software.  These costs are included with machinery and equipment, a separate component of property and equipment.

Investments

The Company accounts for investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.  Investments, which are classified as available-for-sale, are carried at fair value and reported as a component of other noncurrent assets in the Company’s Consolidated Balance Sheet.  Realized gains and losses on investments are determined using the specific identification method.  Unrealized holding gains and losses, net of related tax effects, are excluded from earnings and are reported in accumulated other comprehensive income, a separate component of stockholders’ equity in the accompanying balance sheets, until realized.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

The Company owned shares of an actively traded public entity that had a fair market value of $334 and were included in prepaid expenses and other current assets at December 31, 2007.  The unrealized holding gain of $108, net of a $71 tax effect, was recorded in accumulated other comprehensive income at December 31, 2007.  During the first quarter of 2008 the Company sold the shares realizing a gain of $108.

The Company also holds investments related to its deferred compensation plan.  These investments, which are classified as trading securities and held in a Rabbi Trust, are carried at fair value and reported as a component of other noncurrent assets.  Unrealized holding gains and losses are included in earnings as a component of other income or expense.  During 2008, 2007 and 2006, net unrealized holding gains (losses) of $(569), $164 and $171, respectively.

Business Acquisitions

The Company accounts for business acquisitions in accordance with SFAS No. 141, Business Combinations, which requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001 and before December 31, 2008. The Company determines and records the fair values of assets acquired and liabilities assumed as of the dates of acquisition. The Company utilizes an independent valuation specialist to determine the fair values of identifiable intangible assets acquired in order to assist in the determination of the portion of the purchase price allocable to these assets.

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

The Company assesses goodwill for impairment annually and when events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value by applying a direct value-based fair value test. Goodwill could be impaired due to market declines, reduced expected future cash flows, or other factors or events. Should the fair value of goodwill at the measurement date fall below its carrying value, a charge for impairment of goodwill could occur in that period. SFAS 142 requires a two-step impairment testing approach. Companies must first determine whether goodwill is impaired and if so, they must value that impairment based on the amount by which the book value exceeds the estimated fair value. As a result of the annual impairment test performed as of December 31, 2008, the Company determined that the carrying amount of goodwill did not exceed its fair value and, accordingly, did not record a charge for impairment.  There can be no assurance that goodwill will not become impaired in future periods.

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

Asset Retirement Obligations

The Company accounts for obligations associated with retirements of long-lived assets under SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. In March 2006, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 clarifies that

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

the term “conditional asset retirement obligation,” as used in SFAS 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. However, the obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. FIN 47 requires that the uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company determined that no obligations were required to be recognized at December 31, 2008 and 2007.

Income Taxes

On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from these positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Interest costs and penalties related to uncertain tax positions continue to be classified as net interest expense and selling, general and administrative costs, respectively, in the Company’s financial statements.  The Company reviews its tax positions on a quarterly basis and more frequently as facts surrounding tax positions change.  Based on these future events, the Company may recognize uncertain tax positions or reverse current uncertain tax positions the impact of which would effect the statement of operations and/or the balance sheet.

The Company accounts for income taxes using the asset and liability method in accordance with SFAS No. 109, Accounting for Income Taxes, pursuant to which deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the financial statements in the period that includes the enactment date. Valuation allowances are provided if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event it is determined that the Company would not be able to realize its deferred tax asset in excess of their net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. The Company determined that no valuation allowance was required at December 31, 2008 and 2007.

Pension Obligations

The Company adopted the accounting requirements of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R), (“SFAS 158”) as of December 31, 2007.  As required by SFAS 158, the Company will continue to apply the provisions in SFAS No. 87, Employers Accounting for Pensions, in measuring plan assets and benefit obligations associated with its defined benefit pension plan and in determining the amount of net periodic benefit cost. SFAS 158 requires entities to measure plan assets and benefit obligations as of the date of their fiscal year end which is effective for the Company’s fiscal year ended December 31, 2008. The Company adopted the measurement date provision of SFAS 158 at December 31, 2008 using the alternative transition method. In lieu of re-measuring plan assets at the beginning of 2008, the alternative transition method allows the use of the November 30, 2007 measurement date with net periodic benefit income for the period from December 1, 2007 to December 31, 2008 allocated proportionately between an adjustment of retained earnings (for the period from December 1, 2007 to December 31, 2007) and net periodic benefit income for 2008 (for the period from January 1, 2008 to December 31, 2008). The impact of using the alternative transition method resulted in a positive adjustment of $107 to retained earnings and an offset to accumulated other comprehensive income for $65, net of tax of $42, which represented one month of net periodic pension income.

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

The carrying values of cash and cash equivalents, contract receivables and accounts payable approximate fair value because of the short-term nature of these instruments.   The carrying value of debt also approximates fair value because the interest rate is variable.

Operating Leases

The Company accounts for operating leases in accordance with the provisions of SFAS No. 13, Accounting for Leases, which require minimum lease payments be recognized on a straight-line basis, beginning on the date that the lessee takes possession or control of the property.  When the terms of an operating lease provide for periods of free rent, rent concessions and/or rent escalations, the Company establishes a deferred rent liability for the difference between the scheduled rent payment and the straight-line rent expense recognized.  The deferred rent liability is amortized over the underlying lease term on a straight-line basis as a reduction of rent expense.  The Company had a deferred rent liability of $857 and $1,177 recorded as of December 31, 2008 and 2007, respectively.  The long-term portions of the deferred rent liability of $698 and $1,037 were recorded in other long-term liabilities as of December 31, 2008 and 2007, respectively, and the remaining current portions were recorded in other accrued expenses in the accompanying balance sheets.

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

During the first half of 2008, the Company learned that its work on the Navy’s Trident Missile program would be curtailed significantly in the second half of 2008.  During 2008, the Company recorded a restructuring cost of $735 consisting principally of employee termination costs which was included in cost of contract revenue and paid out in full during the year.

Comprehensive Income (Loss)

The Company accounts for comprehensive income (loss) in accordance with SFAS No. 130, Reporting Comprehensive Income.  As it relates to the Company, comprehensive income (loss) is defined as net income (loss) plus other comprehensive income (loss), which is the sum of changes in additional pension liabilities and unrealized gains and losses on investments available for sale and derivative instruments.  These amounts are presented net of tax in the accompanying statements of changes in stockholders’ equity and comprehensive income (loss).

Earnings Per Share

Basic earnings (loss) per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is determined by using the weighted average number of common and dilutive common equivalent shares outstanding during the period.  In years in which a net loss is reported, the dilutive effect of stock options and restricted stock grants are not included in the computation as their effect would be anti-dilutive.

Restricted shares of common stock that vest based on the satisfaction of certain conditions are treated as contingently issuable shares until the conditions are satisfied. These shares are excluded from the basic earnings per share calculation and included in the diluted earnings per share calculation.

Share-Based Compensation

The Company accounts for share-based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), and related interpretations.  SFAS 123(R) requires the measurement and recognition of compensation expense based on estimated fair value for all share-based payment awards including stock options, employee stock purchases under employee stock purchase plans, non-vested share awards (restricted stock) and stock appreciation rights. The Company uses the Black-Scholes pricing model as the most appropriate method for determining the estimated fair value of all applicable awards. For share-based awards granted after January 1, 2006, the Company recognized compensation expense based on the estimated grant date fair value method required under SFAS 123(R). For all awards the Company has recognized compensation expense using a straight-line amortization method over the vesting period of the award. As SFAS 123(R) requires that share-based compensation expense be based on awards that ultimately vest, estimated share-based compensation has been reduced for estimated forfeitures. Pursuant to the income tax provisions included in SFAS 123(R), the Company has elected the “long-form” method of establishing the beginning balance of the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R).

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

Recent Accounting Pronouncements

In December 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 132(R)-1, “Employer’s Disclosures about Postretirement Benefit Plan Assets.” This FSP amends SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits — An Amendment of FASB Statements No. 87, 88, and 106” to require more detailed disclosures about plan assets of a defined benefit pension or other postretirement plan, including investment strategies; major categories of plan assets; concentrations of risk within plan assets; inputs and valuation techniques used to measure the fair value of plan assets; and the effect of fair-value measurements using significant unobservable inputs on changes in plan assets for the period. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009, with earlier application permitted. We do not expect the adoption of this standard to have an effect on our financial position or results of operations.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” EITF 03-6-1 gives guidance as to the circumstances when unvested share-based payment awards should be included in the computation of EPS. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company does not expect that the adoption of EITF 03-6-1 will have a material effect on its Consolidated Financial Statements.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”), which amends the factors to be considered in renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  FSP 142-3 is effective for interim periods and fiscal years beginning after December 15, 2008.  The Company will adopt FSP 142-3 effective January 1, 2009.  The Company is currently assessing the impact of FSP 142-3 on its financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 expands the disclosure requirements in SFAS 133 about an entity's derivative instruments and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of adopting FAS 161.

In February 2008, the FASB issued FSP No. 157-2, Effective Date of FASB Statement No. 157, (“FSP 157-2”). FSP No. 157-2 defers the effective date provision of SFAS 157 for certain non-financial assets and liabilities until fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of adopting SFAS 157 for certain non-financial assets and liabilities that are recognized and disclosed at fair value in the Company’s financial statements on a non-recurring basis.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which amends SFAS No. 141, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in an acquired entity. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively. SFAS 141(R) will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions subsequent to that time.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

NOTE 3. BUSINESS ACQUISITION

On August 1, 2008, the Company completed the acquisition of Kadix for $42.3 million in cash including acquisition costs of $408, with the potential for additional consideration of up to $5 million, such as achievement of certain 8(a) contract migrations and anticipated 2009 gross margin targets.  During 2008, additional consideration of $750 was earned and paid.  The remaining $4.3 million was earned as of December 31, 2008 and has been accrued as additional purchase price.

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

The purchase price associated with the Kadix acquisition is as follows:

Cash consideration at purchase date	$44,960
Additional earnout cash consideration	5,000
Transaction costs	408
Purchase price	50,368
Cash acquired	(3,102)
Purchase price, net of cash acquired	$47,266

The purchase price allocation based on an independent appraisal is as follows:

Current assets, net of cash acquired	$9,638
Property and equipment	316
Current liabilities	(4,200)
Long-term liabilities	(4)
Goodwill and other intangible assets	41,516
Total purchase price allocation	$47,266
		amortization
		life (years)
Customer contracts	$3,500	5
Customer relationships	1,900	6
Non-compete agreement	1,400	3
8(a) contract transition	130	1
Goodwill	34,586	-
Total goodwill and other intangible assets	$41,516

The Company estimates that $41,516 of the goodwill and other intangible assets related to the Kadix acquisition will be tax deductible.

The following unaudited pro forma results of operations have been prepared as though the acquisition of Kadix had occurred on January 1, 2007. These pro forma results include adjustments for interest expense and amortization of deferred financing costs on the acquisition term loan used to finance the transaction, amortization expense for the identifiable intangible asset determined in the preliminary independent appraisal and the effect of income taxes. These unaudited pro forma results do not include certain nonrecurring costs Kadix paid at the closing of the sale, including the payout for Kadix’ Phantom Unit Plan and Ownership Appreciations Rights participants, professional fees related to the acquisition and discretionary bonuses.  This unaudited pro forma information does not purport to be indicative of the results of operations that would have been attained had the acquisition been made as of January 1, 2007, or of results of operations that may occur in the future.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

	Year Ended December 31,
	2008	2007
	(unaudited)
Revenue	$267,586	$252,548
Gross profit	$48,288	$45,929
Operating income	$3,807	$14,310
Net income (loss)	$(196)	$6,848

Earnings (loss) per share:
Basic	$(0.02)	$0.73
Diluted	$(0.02)	$0.71

NOTE 4. SUPPLEMENTAL BALANCE SHEET INFORMATION

The composition of selected balance sheet accounts is as follows:

	December 31,
	2008	2007
Contract receivables, net
Billed receivables	$35,423	$31,884
Unbilled receivables(1):
Revenues recorded in excess of milestone billings on fixed price contracts with the States of Ohio and Tennessee	8,907	7,572
Retainages and fee withholdings	1,179	1,529
Other unbilled receivables	26,858	23,488
Total unbilled receivables	36,944	32,589
Allowance for doubtful accounts	(929)	(903)
Contract receivables, net	$71,438	$63,570

Prepaid expenses and other current assets:
Inventory	$766	$584
Restricted cash	150	-
Investments available for sale	-	334
Other	1,575	1,590
Prepaid expenses and other current assets	$2,491	$2,508

Property and equipment, net:
Production equipment	$11,530	$11,917
Software	11,602	11,052
Furniture and other equipment	7,644	6,862
Leasehold improvements	2,949	2,375
Property and equipment	33,725	32,206
Less accumulated depreciation	(24,376)	(22,024)
Property and equipment, net	$9,349	$10,182

Other noncurrent assets:
Equity investments	$1,180	$1,119
Deferred compensation plan investments	1,107	1,747
Prepaid pension asset	-	718
Other	838	495
Other noncurrent assets	$3,125	$4,079

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

	December 31,
	2008	2007
Accrued compensation and employee benefits:
Accrued compensation and related taxes	$7,504	$6,967
Accrued vacation	4,391	4,273
Other	1,749	2,169
Accrued compensation and employee benefits	$13,644	$13,409

Other accrued expenses:
Accrued litigation reserve	$15,000	$181
Accrued acquisition costs	4,265	-
Accrued income taxes	2,042	585
Deferred gain on sale of building	676	676
Other	2,777	1,636
Other accrued expenses	$24,760	$3,078

Other long-term liabilities:
Accrued pension liability	$22,570	$-
Deferred gain on sale of building	4,057	4,733
Deferred compensation plan liability	1,107	1,747
Other	2,552	2,096
Other long-term liabilities	$30,286	$8,576

(1)
At December 31, 2008 and 2007, $495 and $553, respectively, of unbilled retainages and fee withholdings are not anticipated to be billed within twelve months.  Additionally, at December 31, 2008, $4,557 of the unbilled balance under the Company’s contract with the State of Tennessee is not scheduled to be invoiced within one year.

NOTE 5. GOODWILL AND INTANGIBLE ASSETS

Components of the Company’s identifiable intangible assets are as follows:

	December 31, 2008			December 31, 2007
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Customer relationships	$14,700	$(11,769)	$2,931	$12,800	$(9,731)	$3,069
Customer contracts	3,500	(522)	2,978	-	-	-
Non-competition agreements	1,400	-	1,400	-	-	-
8(a) contract transition	130	(60)	70	-	-	-
Total	$19,730	$(12,351)	$7,379	$12,800	$(9,731)	$3,069

The Company recorded amortization expense for its identifiable intangible assets of $2,620, $2,602 and $2,809 in the years ended December 31, 2008, 2007 and 2006, respectively. At December 31, 2008, estimated future amortization expense for the identifiable intangible assets to be recorded by the Company in subsequent fiscal years was as follows:

Year ending December 31:
2009	$3,305
2010	$1,542
2011	$1,188
2012	$492
2013	$349
2014 and thereafter	$503

The increase in the carrying amount of goodwill for the year ended December 31, 2008 related to the acquisition of Kadix.   The carrying amount of goodwill of $97,641 and $63,055 at December 31, 2008 and December 31, 2007, respectively, was included in the Systems and Services segment.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

NOTE 6. INCOME TAXES

Total income tax expense was allocated as follows:

	Year ended December 31,
	2008	2007	2006
Income (loss) from operations	$(704)	$4,682	$2,730
Cumulative benefit of accounting change	-	-	62
Stockholders’ equity for compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(103)	(77)	(161)
Other comprehensive income (loss)	(10,198)	1,617	1,026
	$(11,005)	$6,222	$3,657

The components of the provision (benefit) for federal and state income taxes from operations were as follows:

	Year ended December 31,
	2008	2007	2006
Currently payable
Federal	$3,353	$6,623	$8,041
State	515	1,031	1,433
Total currently payable	3,868	7,654	9,474
Deferred
Federal	(3,690)	(2,490)	(5,174)
State	(882)	(482)	(1,570)
Total deferred	(4,572)	(2,972)	(6,744)
Provision (benefit) for income taxes	$(704)	$4,682	$2,730

The major items contributing to the difference between the statutory U.S. federal income tax rate and the Company’s effective tax rate on income from continuing operations were as follows:

	Year ended December 31,
	2008		2007		2006
Provision (benefit) at statutory rate	$(686)	(35.0)%	$4,124	35.0%	$2,351	35.0%
State income taxes, net of federal tax benefit	(147)	(7.5)	512	4.3	355	5.3
Permanent differences, net	141	7.2	166	1.4	177	2.6
SFAS 123(R) expense	71	3.6	73	0.6	166	2.5
Change in deferred tax rate	-	-	-	-	186	2.8
Adjustments to tax accruals and reserves	(196)	(10.0)	(201)	(1.7)	(266)	(4.0)
Tax credits and state audits	12	0.6	(82)	(0.7)	(226)	(3.4)
Other, net	101	5.2	90	0.8	(13)	(0.2)
Provision (benefit) for income taxes	$(704)	(35.9)%	$4,682	39.7%	$2,730	40.6%

The tax effects of significant temporary differences that comprise deferred tax assets and liabilities are as follows:

	December 31,
	2008	2007
Pension liability	$14,250	$4,465
Deferred gain on sale of building	2,163	2,680
Accrued vacation	1,050	1,152
Accrued expenses	7,126	1,050
Employee share-based compensation	700	903
Receivables reserves	392	477
Other	200	5
Deferred tax assets	25,881	10,732

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

	December 31,
	2008	2007
Unbilled receivables	(6,911)	(7,476)
Pension funding	(5,302)	(4,749)
Fixed assets and intangibles	(3,814)	(3,348)
Domestic International Sales Corporation	(2,119)	(1,973)
Investment available for sale	-	(132)
Other	(9)	(56)
Deferred tax liability	(18,155)	(17,734)
Deferred tax asset (liability), net	$7,726	$(7,002)

Management believes that it is more likely than not that these deferred tax assets will be realized.

The Internal Revenue Service (“IRS”) continues to challenge the deferral of income for tax purposes related to unbilled receivables including the applicability of a Letter Ruling issued by the IRS to the Company in January 1976 which granted to the Company deferred tax treatment of the unbilled receivables.  This issue was elevated to the IRS National Office for determination.  On October 23, 2008, the Company received a notification of ruling from the IRS National Office.  This ruling provided clarification regarding the IRS position relating to revenue recognition for unbilled receivables.  The Company is in the process of evaluating the impact of this recent notification.  The resolution with the IRS regarding unbilled receivables could result in a change in the Company’s accounting method regarding revenue recognition.  This change could result in an acceleration of taxable income and a reversal of certain deferred tax items.

The Company does not believe that any adjustment to taxable income in prior years resulting from this ruling will result in the payment of any interest or penalties.

On January 1, 2007, the Company adopted the provisions of FIN 48. The implementation of FIN 48 did not have a material impact on the amount of the Company’s tax liability for unrecognized tax benefits. The change in the unrecognized tax benefits was as follows:

Balance at January 1, 2007	$291
Additions for current year tax positions	237
Reductions for prior year tax positions	(9)
Lapse of statute of limitations	(2)
Balance at December 31, 2007	517
Reductions for current year tax positions	(87)
Balance at December 31, 2008	$430

At December 31, 2008, the Company’s unrecognized tax benefits, which if recognized in future periods, could favorably impact the effective tax rate by approximately $234.  The total amount of accrued interest and penalties resulting from such unrecognized tax benefits was $164 and $115 at December 31, 2008 and 2007, respectively.  The amount of unrecognized tax benefits may change over the next twelve months pending the outcome of the IRS examination.  However, the Company cannot reasonably estimate when and how much the unrecognized tax benefits would change.

The Company files income tax returns in the U.S. federal jurisdiction and numerous state jurisdictions.  Federal tax returns for all years after 2003 are subject to future examinations.  State tax returns for all years after 2004 are subject to future examination.  The IRS is currently examining the Company’s 2004 income tax return.

NOTE 7. FINANCING ARRANGEMENTS

On August 1, 2008, the Company entered into a new unsecured credit facility (the “facility”) with its bank group to restructure and increase the Company’s credit facility to $65.0 million, which matures on August 1, 2013. The facility provides for a $40.0 million, five-year term loan (the “term loan”) and a $25.0 million, five-year revolving credit agreement for working capital (the “revolver”). The bank group, led by Brown Brothers Harriman & Co. as a lender and as administrative agent, also includes TD Bank, N.A. and Bank of America, N.A. The term loan and the revolver replace the Company’s previous $50.0 million revolving credit agreement, which was entered into in 2006.

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

On December 31, 2008, the Company amended the facility with its bank group primarily to modify the loan covenants by excluding the $14.8 million provision for litigation from its calculations.  At December 31, 2008, the Company was in compliance with its amended loan covenants.

The Company used the $40 million term loan proceeds to fund the acquisition of Kadix. The facility requires quarterly principal payments on the term loan of $2 million, which commenced December 31, 2008.  The Company has the option of selecting an interest rate for the term loan equal to either: (a) the then applicable LIBOR rate plus 1.50% per annum to 2.50% per annum, depending on the Company’s most recently reported leverage ratio (currently 2.00%); or (b) the base rate as announced from time to time by the administrative agent plus 0.00% per annum to 0.25% per annum, depending on the Company’s most recently reported leverage ratio (currently 0.00%). For those portions of the term loan accruing at the LIBOR rate, the Company has the option of selecting interest periods of 30, 60, 90 or 180 days.  The facility also required the Company, within thirty days of the closing date, to secure interest rate protection in an amount not less than fifty percent of the outstanding principal balance of the term loan, as more fully described in Note 8.

The revolver has a five-year term and is available to the Company for general corporate purposes, including strategic acquisitions. The interest rate terms on the revolver are similar to those of the term loan.

Outstanding Debt

The Company’s outstanding debt at December 31, 2008 was $38.0 million which consisted of borrowings under the term loan.  The interest rate on the outstanding balance at December 31, 2008 was 4.21% based on the 90-day LIBOR rate option that was in effect on December 4, 2008.  The outstanding debt at December 31, 2007 was $7,737 which consisted of net borrowings under the Company’s previous $50 million revolving credit facility. The interest rate on $5,000 of the outstanding balance at December 31, 2007 was 6.34% based on the 60-day LIBOR rate option elected on December 31, 2007.  The interest rate on the remaining $2,737 outstanding balance at December 31, 2007 was 7.25% based on a base rate option that was in effect on December 31, 2007.  The repayment of borrowings under the revolver is contractually due on August 1, 2013; however, the Company may repay at any time prior to that date.  At December 31, 2008, the remaining available balance to borrow against the revolver was $25.0 million.

As noted above, the facility requires quarterly principal payments on the term loan of $2 million, which commenced December 31, 2008.  The Company’s contractual obligations for principal payments on the term loan is $8 million in each year ending December 31, 2009 through 2012 and $6 million in the year ending December 31, 2013.  However, the Company has the option to prepay principal at anytime during the term of the facility without penalty.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

NOTE 8. DERIVATIVE FINANCIAL INSTRUMENTS

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

As of December 31, 2008, the total notional amount committed to the swap agreement was $19.0 million. On that date, the floating rate of a loan based on a 90-day LIBOR rate was 1.43%. The Company recorded a liability of $861 to recognize the fair value of the swap using level 2 inputs as described by SFAS No. 157 which has been accounted for as a component of other comprehensive loss.

NOTE 9. EMPLOYEE BENEFIT PROGRAMS

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

The Company’s funding policy is to contribute at least the minimum amount required by the Employee Retirement Income Security Act of 1974. Additional amounts are contributed to assure that plan assets will be adequate to provide retirement benefits. The Company does not expect any required payments will be needed to fund the Pension Plan in 2009.

As required by SFAS No. 158, the Company’s Pension Plan measurement date was changed to December 31 from November 30 in 2008.

Net Periodic Pension Cost

	Year ended December 31,
	2008	2007	2006
Interest cost	$4,103	$3,955	$3,995
Expected return on plan assets	(5,975)	(5,811)	(5,117)
Recognized actuarial loss	586	1,104	1,717
Net periodic pension cost (income)	$(1,286)	$(752)	$595

Obligations and Funded Status

	December 31,
	2008	2007
Change in benefit obligation
Benefit obligation at beginning of year	$67,342	$70,006
Interest cost	4,444	3,955
Benefits paid	(3,516)	(2,760)
Actuarial (gain) loss	1,421	(3,859)
Benefit obligation at end of year	69,691	67,342

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

	December 31,
	2008	2007
Change in plan assets
Fair value of plan assets at beginning of year	68,060	66,073
Actual return on plan assets	(17,423)	4,747
Benefits paid	(3,516)	(2,760)
Fair value of plan assets at end of year	47,121	68,060
Funded status	$(22,570)	$718

Amounts recognized in the consolidated balance sheets consist of:

	December 31,
	2008	2007
Other noncurrent assets	$-	$718
Other long-term liabilities	22,570	-
Net amount recognized	$22,570	$718

Additional Information

The Company increased its additional liability by $24,682 to reflect the required pension liability of $35,942 at December 31, 2008. In 2007, the Company reduced its additional liability by $3,899 to reflect the required pension liability of $11,260.  These amounts are reflected, net of related tax effects, as a component of “Accumulated other comprehensive loss” as part of stockholders’ equity in the accompanying balance sheets.

The reconciliation of the unrecognized net actuarial loss was as follows:

	Beginning		Experience	Effect of	Ending
	Balance	Amortization	Loss/(Gain)	Curtailment	Balance
2008	$11,260	$(635)	$25,317	$-	$35,942
2007	$15,159	$(1,104)	$(2,795)	$-	$11,260
2006	$21,102	$(1,717)	$(1,214)	$(3,012)	$15,159

The Company expects to recognize amortization expense related to the net actuarial loss of approximately $1,159 in 2009.

Assumptions

The assumed discount rate, which is intended to be the actual rate at which benefits could effectively be settled, is determined by a spot-rate yield curve method. The spot-rate yield curve is employed to match the plan assets cash outflows with the timing and amount of the expected benefit payments.

The assumed expected rate of return on plan assets, which is the average return expected on the funds invested or to be invested to provide future benefits to pension plan participants, is determined by an annual review of historical plan assets returns and consulting with outside investment advisors.  In selecting the expected long-term rate of return on assets, the Company considered its investment return goals stated in the Pension Plan’s investment policy. The Company, with input from the Pension Plan’s professional investment managers, also considered the average rate of earnings expected on the funds invested or to be invested to provide Pension Plan benefits. This process included determining expected returns for the various asset classes that comprise the Pension Plan’s target asset allocation. Based on this analysis, the Company’s overall expected long-term rate of return on assets was 8.5%, which will be used to determine net periodic benefit costs in 2009.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

The following assumptions were used to determine the benefit obligations and net periodic benefit costs:

		December 31,
		2008	2007
Used to determine benefit obligations
Discount rate		6.25%	6.25%
Rate of compensation increase		N/A	N/A

	Year Ended December 31,
	2008	2007	2006
Used to determine net periodic benefit costs
Discount rate	6.25%	5.75%	5.75%
Expected rate of return on assets	9.00%	9.00%	9.00%
Rate of compensation increase	N/A	N/A	N/A

Plan Assets

The Company’s investment policy includes a periodic review of the Pension Plan’s investment in the various asset classes. The Company’s asset allocations by asset category are as follows:

	Target	December 31,
	Allocation	2008	2007
Equity securities	60%	56%	64%
Debt securities	38	37	31
Other	2	7	5
	100%	100%	100%

The Pension Plan’s assets did not include any of the Company’s common stock at December 31, 2008 and 2007.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year ending December 31:
2009	$3,525
2010	$3,703
2011	$3,934
2012	$4,238
2013	$4,493
Five subsequent fiscal years ending December 31, 2018	$24,749

401(k) Plan

The Company also maintains a cash or deferred savings plan, the 401(k) Plan. All employees are eligible to elect to defer a portion of their salary and contribute the deferred portion to the 401(k) Plan.

The 401(k) Plan is structured with two components: (i) a Company matching contribution to 100% of the first 2% of the employee contribution and an additional 50% of the next 4% of the employee contribution; and (ii) a discretionary profit sharing contribution by the Company, even if the employee does not contribute to the 401(k) Plan.

Employee contributions and the Company’s matching and past core contributions are invested in one or more collective investment funds at the participant’s direction. The Company’s matching and past core contributions are subject to forfeitures of any non-vested portion if termination occurs.  The vesting of the Company’s matching contribution is 25% after one year and 100% after the second year.  The vesting of future profit sharing contributions is 100% cliff vesting after three years.  The Company’s contributions, net of forfeitures, charged to expense aggregated $3,062, $3,188 and $3,383 in 2008, 2007 and 2006, respectively.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

Supplemental Executive Retirement Plan

The Company has a Supplemental Executive Retirement Plan, or SERP, for certain former key employees providing for annual benefits commencing on the sixth anniversary of the executive’s retirement. The cost of these benefits is being charged to expense and accrued using a projected unit credit method. Expense related to this plan was $56 in 2008, $36 in 2007, and $80 in 2006. The liability related to the SERP, which is unfunded, was $381 and $383 at December 31, 2008 and 2007, respectively. These amounts represent the amounts the Company estimates to be the present value of the obligation at each respective date.

Deferred Compensation Plans

The Company has a deferred compensation plan approved by the Board of Directors that allows certain employees the ability to annually elect to defer up to 100% of any cash incentive payments from the Company and any salary in excess of the FICA earnings ceiling. Employee contributions are invested in selected mutual funds held within a Rabbi Trust. These investments, which the Company has classified as trading securities as permitted by SFAS No. 115, are recorded at fair value and reported as a component of other noncurrent assets in the accompanying balance sheets. Amounts recorded as deferred compensation liabilities are adjusted to reflect the fair value of investments held by the Rabbi Trust, which are valued using level one inputs. Changes in obligations to participants as a result of gains or losses on the fair value of the investments are reflected as a component of compensation expense. At December 31, 2008 and 2007, $1,107 and $1,747, respectively, had been deferred under the plan.

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

NOTE 10. SHARE–BASED COMPENSATION

Share-Based Compensation Plans

The Company has four shareholder approved equity incentive plans, which are administered by the Compensation Committee of the Board of Directors (the “Committee”). The Committee determines which employees receive grants, the number of shares or options granted and the exercise prices of the shares covered by each grant.

The Company’s 1993 Equity Incentive Plan (the “1993 Plan”) expired in April 2003.  The 1993 Plan permitted the Company to grant incentive stock options, nonqualified stock options, stock appreciation rights, awards of nontransferable shares of restricted common stock and deferred grants of common stock. The option price of incentive stock options was not less than the fair market value at the time the option was granted. The option period was not greater than 10 years from the date the option was granted. Normally the stock options were exercisable in three equal installments beginning one year from the date of the grant. Through shareholder approval, 580,800 shares were reserved for the 1993 Plan. A total of 12,000, 30,000 and 83,180 stock options were outstanding and exercisable under the 1993 Plan at December 31, 2008, 2007 and 2006, respectively.

The Company’s 1995 Stock Option Plan for Non-employee Directors (the “1995 Plan”) expired in April 2006.  The 1995 Plan provided for each outside director to receive options to purchase 5,000 shares of common stock at the first annual meeting at which the director was elected. As long as he or she remained an eligible director, the director received options to purchase 1,000 shares of common stock at each annual meeting. Eligible directors could not be an employee of the Company or one of its subsidiaries or a holder of five percent or more of the Company’s common stock. The exercise price of these options was the fair market value of the common stock on the date of grant. Each option was non-transferable except upon death and expires 10 years after the date of grant. The options became exercisable in three equal installments on the first, second and third anniversaries of the date of grant. A total of 132,000 shares were reserved for issuance. A total of 12,214 and 14,614 stock options were outstanding and exercisable under the 1995 Plan at December 31, 2008 and 2007, respectively, and 20,614 stock options were outstanding of which 18,947 stock options were exercisable at December 31, 2006.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

The Company’s 2000 Incentive Plan (the “2000 Plan”) allows the Company to grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards and deferred grants of common stock. In the case of incentive stock options, the option price will not be less than the fair market value of the stock at the date of grant. The option period will not exceed 10 years from the date of grant. The terms of the 2000 Plan are substantially similar to those of the 1993 Plan. A total of 1.5 million shares were reserved for issuance, of which 49,804 shares remained available at December 31, 2008. A total of 664,894 stock options were outstanding and exercisable under the 2000 Plan at December 31, 2008, and 717,464 and 786,885 stock options were outstanding of which 222,464 and 236,217 stock options were exercisable at December 31, 2007 and 2006, respectively.

All restricted stock awards granted by the Company were issued under the 2000 Plan. Shares of restricted stock of the Company may be granted at no cost to employees.  Recipients are entitled to cash dividends and to vote their respective shares.  Restrictions limit the sale or transfer of these shares until they vest, which is typically over three years.  The Company granted 92,000, 99,300 and 69,900 restricted stock awards during the years ended December 31, 2008, 2007 and 2006, respectively, of which 158,476, 223,330 and 212,264 awards were unvested and outstanding as of December 31, 2008, 2007 and 2006, respectively.

During 2001, the Board of Directors approved the Executive Long Term Incentive Program (the “ELTIP”), implemented under the provisions of the 2000 Plan. The ELTIP provides incentives to program participants through a combination of stock options and restricted stock grants. The ELTIP allows for accelerated vesting based on the Company’s achievement of specified financial performance goals. During 2001, the Company granted stock options under the ELTIP totaling 750,000 shares of common stock at fair market value and awarded 121,000 shares of restricted common stock which vest fully in seven years from the grant date.  Included in the 2000 Plan amounts stated above, a total of 475,000 stock options were outstanding and exercisable at December 31, 2008, and 495,000 and 540,000 stock options and 77,000 and 84,000 restricted stock awards were outstanding and not yet vested under the ELTIP at December 31, 2007 and 2006, respectively. The ELTIP stock option and restricted stock awards fully vested in May 2008.

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

During 1999, the Company granted a key executive officer 250,000 non-qualified stock options that were not part of an approved shareholder plan. Twenty percent of the options vested immediately and an additional twenty percent vested in each successive year from the date of the grant. The option price for these grants was the fair market value at the time of the grant. At December 31, 2008, a total of 200,000 stock options were outstanding and exercisable.  For each of the two years in the period ended December 31, 2007, a total of 250,000 stock options were outstanding and exercisable.  These stock options expire in November 2009.

Employee Stock Purchase Plan

The Company’s shareholders approved the 2000 Employee Stock Purchase Plan (the “ESPP”) which is designed to give eligible employees an opportunity to purchase common stock of the Company through accumulated payroll deductions. All employees of the Company or designated subsidiaries who customarily work at least 20 hours per week and do not own five percent or more of the Company’s common stock are eligible to participate in the ESPP. A total of 1,300,000 shares are available for issuance under the ESPP, of which 437,554 shares were remaining at December 31, 2008.   In 2008, 2007 and 2006, a total of 46,880, 59,662 and 140,542 shares were issued, respectively, under the ESPP.

On October 25, 2006, the Company’s Board of Directors approved an amendment to eliminate the “look-back” option and to reduce the stock purchase discount from 15% to 5% under the ESPP effective November 1, 2007.  Under SFAS 123(R), this amendment results in the Company accounting for shares purchased in connection with the ESPP as non-compensatory as of the effective date.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

Share-Based Compensation Costs

Total share-based compensation cost reported in the Consolidated Statements of Operations was as follows:

	Year ended December 31,
	2008	2007	2006
Cost of products and services	$483	$605	$1,065
Selling, general and administrative	665	1,035	1,163
Cumulative effect of accounting change	-	-	(146)
Total share-based compensation expense	$1,148	$1,640	$2,082

Valuation Assumptions

The fair value of share-based awards for employee stock option awards and employee stock purchases made under the ESPP was estimated using the Black-Scholes pricing model. During 2006, the Company realigned its approach to share-based compensation by increasing the issuance of restricted stock awards and reducing the issuance of stock options.  As a result, no stock options have been awarded since 2005.

Since 2007, valuation assumptions were not required for employee stock purchases due to the amendment to the ESPP.  The following weighted average assumptions were used for employee stock purchases under the ESPP during 2006:  risk-free rate of 4.77%; dividend yield of zero; volatility of 27.09%; and expected life of three months.

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

Stock Option Award Activity

The following table summarizes stock option activity under all plans:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value
Outstanding at December 31, 2007	1,012,078	$8.34	3.0	$3,030
Granted	-	$-
Exercised	(81,117)	$5.53
Cancelled	(41,853)	$12.15
Outstanding and exercisable at December 31, 2008	889,108	$8.42	2.1	$729

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

Cash proceeds received, the intrinsic value and the total tax benefits realized resulting from stock option exercises were as follows:

	Year ended December 31,
	2008	2007	2006
Amounts realized or received from stock option exercises:
Cash proceeds received	$449	$558	$351
Intrinsic value realized	$267	$279	$384
Income tax benefit realized	$101	$70	$134

The total income tax benefit realized from exercised stock options and ESPP transactions for 2008, 2007 and 2006 was $103, $77 and $161, respectively.  These amounts were reported as a financing cash inflow with a corresponding operating cash outflow in the accompanying Consolidated Statement of Cash Flows. During 2007, the Company also recorded SFAS 123(R) tax deficiencies on its equity awards of $68 against its pool of excess tax benefits.  At December 31, 2007, the remaining pool of excess tax benefits was depleted and as a result any future SFAS 123(R) tax deficiencies will be recorded directly to earnings.

Restricted Stock Award Activity

The following table summarizes restricted stock activity under the 2000 Plan:

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value
Nonvested at December 31, 2007	223,330	$11.43
Granted	92,000	$9.45
Vested	(143,437)	$11.06
Cancelled	(13,417)	$11.63
Nonvested at December 31, 2008	158,476	$10.61

The total fair value of restricted shares vested during 2008, 2007 and 2006 was $1,586, $1,059 and $833, respectively. As of December 31, 2008, the total unrecognized compensation cost related to restricted stock awards was $1,133 which is expected to be amortized over a weighted-average period of approximately two years.

NOTE 11. SHAREHOLDERS’ EQUITY

Preferred Stock Purchase Rights

On June 5, 2008, the Board of Directors of the Company approved a shareholder Rights Agreement, subject to finalization of price, which was approved by the Board on July 23, 2008 at $59.09 per one one-hundredth of a Preferred Share.  The Rights replaced preferred share purchase rights which were attached to common shares (the “Old Rights”), that expired on July 27, 2008.  The Old Rights were issued pursuant to a Rights Agreement, dated as of February 17, 1998, as amended, between the Company and the Rights Agent.  Subsequent to July 27, 2008, the Old Rights were no longer in force or effect.

On July 23, 2008, the Board of Directors of the Company authorized and declared a dividend distribution of one right (a “Right”) for each outstanding share of the Company’s common stock, par value $0.10 per share to stockholders of record at the close of business on such date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series B Preferred Stock, par value $.10 per share, of the Company (the “Preferred Stock”), at a price of $59.09 per one one-hundredth of a Preferred Share, subject to adjustment.  The definitive terms of the Rights are set forth in a Rights Agreement, dated as of July 23, 2008, between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent.

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

Unearned Compensation

As required by SFAS 123(R), the unearned compensation balance of $1,850 as of December 31, 2006, which was accounted for under APB 25, was reclassified into capital in excess of par value upon the Company’s adoption of SFAS 123(R).

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss as of December 31, 2008 of $22,268 consisted of aggregate additional pension liability adjustments of $21,749, net of a $14,193 tax benefit and an unrealized holding loss on a derivative instrument of $519, net of a tax benefit of $341.  Accumulated other comprehensive loss as of December 31, 2007 consisted of an aggregate additional pension liability adjustments of $6,853, net of a $4,407 tax benefit, partially offset by unrealized holding gain on investments of $108, net of a $71 tax benefit.

The related tax effects allocated to each component of other comprehensive income (loss) was as follows:

	Before	Tax	Net of
	Tax	(Expense)	Tax
	Amount	Benefit	Amount
Year ended December 31, 2006
Minimum pension liability adjustment	$2,588	$(1,026)	$1,562
Unrealized gains on investments:
Unrealized holding gains arising during the period	211	(89)	122
Less: reclassification adjustment for gains realized in net income	(211)	89	(122)
Net unrealized gains	-	-	-
Other comprehensive income	$2,588	$(1,026)	$1,562

Year ended December 31, 2007
Minimum pension liability adjustment	$3,899	$(1,546)	$2,353
Unrealized holding gains arising during the period	179	(71)	108
Other comprehensive income	$4,078	$(1,617)	$2,461

Year ended December 31, 2008
Pension liability adjustment	$(25,268)	$10,018	$(15,250)
Less: reclassification adjustment for costs realized in net loss	586	(232)	354
Net pension liability adjustment	(24,682)	9,786	(14,896)
Unrealized holding loss on derivative instruments arising during the period	(860)	341	(519)
Reclassification adjustment for gains on investments realized in net loss	(179)	71	(108)
Other comprehensive loss	$(25,721)	$10,198	$(15,523)

Earnings Per Share

Due to their antidilutive effect, approximately 279,200, 80,500 and 77,000 options to purchase common stock were excluded from the calculation of diluted earnings per share for the years ended December 31, 2008, 2007 and 2006, respectively. However, these options could become dilutive in future periods. The following table sets forth the reconciliation of the weighted average shares outstanding:

	Year Ended December 31,
	2008	2007	2006
Weighted average shares outstanding - Basic	9,493,495	9,326,907	9,099,897
Dilutive effect of stock options and restricted stock grants	-	322,990	326,638
Weighted average shares outstanding - Diluted	9,493,495	9,649,897	9,426,535

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

NOTE 12. BUSINESS SEGMENT, GEOGRAPHIC, MAJOR CUSTOMER AND RELATED PARTY INFORMATION

Business Segment

The Company has two reportable business segments: Systems and Services, and Metrigraphics.

The Systems and Services segment provides support to its customers in the primary mission areas of Information Technology, Logistics and Readiness, Systems Integration and Technical Services, Command, Control, Computers, Communications, Intelligence, Surveillance and Reconnaissance, Homeland Security, Health and Human Services, Intelligence/Space, Cyber Security, and Public and Environmental Health.  The segment is comprised of five operating groups that provide similar services and solutions and are subject to similar regulations. These services and solutions include: (i) design, development, operation and maintenance of Business Intelligence Systems, Business Transformation Services, Engineering Services, Acquisition Management Services, Training and Performance Support Systems and Services; (ii) Automated Case Management Systems; (iii) IT Infrastructure Services; (iv) Human Capital Management Services; and (v) Cyber Security Services.

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

Results of operations information for the Company’s business segments were as follows:

	Year ended December 31,
	2008	2007	2006
Revenues from external customers
Systems and Services	$236,796	$224,676	$252,890
Metrigraphics	6,028	4,901	6,097
	$242,824	$229,577	$258,987
Gross margin
Systems and Services	$38,994	$37,160	$33,914
Metrigraphics	170	(53)	1,202
	$39,164	$37,107	$35,116
Operating income (loss)
Systems and Services	$408	$13,826	$8,066
Metrigraphics	(979)	(1,147)	105
	$(571)	$12,679	$8,171
Depreciation and amortization
Systems and Services	$4,731	$4,755	$5,385
Metrigraphics	187	212	365
Segment depreciation and amortization	4,918	4,967	5,750
Corporate depreciation and amortization	850	716	262
	$5,768	$5,683	$6,012
Capital expenditures
Systems and Services	$1,954	$1,267	$2,243
Metrigraphics	37	112	17
Segment capital expenditures	1,991	1,379	2,260
Corporate capital expenditures	19	409	222
	$2,010	$1,788	$2,482

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

Asset information for the Company’s business segments and a reconciliation of segment assets to the corresponding consolidated amounts is as follows:

	December 31,
	2008	2007
Segment assets
Systems and Services	$184,032	$136,541
Metrigraphics	1,922	2,229
Total segment assets	185,954	138,770
Corporate assets	22,976	11,183
	$208,930	$149,953

Corporate assets are primarily comprised of cash and cash equivalents, the PeopleSoft-based enterprise business system, deferred tax assets, certain corporate prepaid expenses and other current assets and valuation allowances.

Geographic

Revenue is attributed to geographic areas based on the customer’s location. The Company does not have locations outside the U.S.; however, in rare instances, it may have contracts with sales representatives located in foreign countries and provide services at customer locations outside the U.S. Domestic revenues comprised approximately 99% of revenues in each of the three years ended December 31, 2008.  The Company’s long-lived assets of $117,494 and $80,385, at December 31, 2008 and 2007, respectively, were located in the U.S.  Long-lived assets included property and equipment, goodwill, intangible assets and other noncurrent assets.

Major Customers

Revenues from Department of Defense customers accounted for approximately 65%, 78% and 80% of total revenues in 2008, 2007 and 2006, respectively. Revenues earned from the U.S. Air Force Aeronautical Systems Center in 2007 and 2006 were $24,565, or 11% of total revenue, and $47,870, or 18% of total revenue, respectively.  No other customers accounted for more than 10% of revenue in each of the three years ended December 31, 2008.  The outstanding contract receivable balance with the State of Ohio as of December 31, 2007 was $7,572.  No other customers accounted for more than 10% of the outstanding contract receivable balance.

Related Party

Through its wholly owned subsidiary, HJ Ford, the Company has a 40% interest in HMRTech which is accounted for using the equity method.   The Company, through HJ Ford, also had a 40% ownership interest in HMRTech/HJ Ford SBA JV, LLC, (the “Joint Venture”) which was formed with HMRTech.  Revenues from HMRTech included in contract revenues for 2008, 2007 and 2006 were $65, $365 and $406, respectively. The amounts due from HMRTech included in contract receivables at December 31, 2008 and 2007 were $4 and $52, respectively.  In addition, HMRTech charged the Company $1,430, $126 and $1,267 in 2008, 2007 and 2006, respectively, relating to contract work.  At December 31, 2008 and 2007, the Company had a related payable of $238 and 0, respectively.

In September 2007, the Company sold its 40% ownership interest in the Joint Venture.  The Joint Venture, which was formed under the SBA Mentor-Protégé program, was accounted for using the equity method of accounting.

Revenues recognized by the Company as a subcontractor to the Joint Venture for 2008, 2007 and 2006 were $4,462, $20,935 and $1,837, respectively.  Charges by the Company for administrative services to the Joint Venture under the terms of the Services Agreement for 2008, 2007 and 2006 were $125, $1,155 and $102, respectively.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

The table below presents the various amounts included in the accompanying balance sheets related to the above mentioned transactions with the Joint Venture:

	December 31,
	2008	2007
Contract receivables	$785	$4,486
Other receivables, net	$-	$314

NOTE 13. COMMITMENTS AND CONTINGENCIES

Commitments

The Company conducts its operations in facilities that are under long-term operating leases. These leases expire at various dates through 2015, with options to renew as negotiated between the Company and its landlords. The Company does not believe that exercise of any of its lease renewal options are reasonably assured and, accordingly, the exercise of such options has not been assumed in the accounting for leasehold improvements and the deferred gain on the sale of the corporate office facility. Rent expense under these leases (inclusive of real estate taxes and insurance) was $5,751 in 2008, $6,326 in 2007 and $6,815 in 2006.

Minimum lease commitments, primarily for facilities under non-cancelable operating leases and related sublease income in effect at December 31, 2008 were as follows:

	Lease	Sublease
	Commitment	Income
Year ending December 31:
2009	$7,074	$1,617
2010	6,237	1,481
2011	3,544	642
2012	2,654	-
2013	2,577	-
2014 and thereafter	4,850	-
	$26,936	$3,740

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

On October 26, 2000, two former Company employees were indicted and charged with conspiracy to defraud the U.S. Air Force and wire fraud, among other charges, arising out of a scheme to defraud the federal government out of approximately $10 million. Both men subsequently pled guilty to the principal charges against them. On October 9, 2003, the U.S. Attorney filed a civil complaint in the U.S. District Court for the District of Massachusetts against the Company based in substantial part upon the actions and omissions of the former employees that gave rise to the criminal cases against them. In the civil action, the U.S. Attorney has asserted three claims against the Company.  On March 31, 2008, the Court issued a Memorandum on Summary Judgment Motion granting summary judgment in favor of the Government on the breach of contract, False Claims Act and Anti-Kickback Act claims but, due to substantial disputed facts, denied summary judgment on damages.  Regarding the alleged actual damages, the Company believes that it has substantive defenses.  On March 31, 2008, the Company recognized an

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

estimated liability for all claims related to this matter in the amount of $9 million.  Prior to a scheduled September 3, 2008 status conference on the amount of damages alleged by the Government, the Government and the Company agreed to attempt to mediate their differing positions on such alleged damages.  The Company and the Government have reached an agreement on principal settlement terms, including a settlement amount of $15 million and, accordingly, the Company increased its accrued litigation reserve from $9 million to $15 million during the quarter ended September 30, 2008.  The Company is awaiting the final approval of the agreement from the Department of Justice.

On June 28, 2005, a class action employee suit was filed in the U.S. District Court for the District of Massachusetts alleging violations of the Fair Labor Standards Act and certain provisions of Massachusetts General Laws. The plaintiff’s claim was for $8 million.  On April 10, 2006, the U.S. District Court for the District of Massachusetts entered an order granting in part the Company’s motion to dismiss the civil action filed against the Company, and to compel compliance with the Company’s mandatory dispute resolution program, directing that the parties arbitrate the claims, and striking the class action waiver which was part of the dispute resolution program. In the arbitration, the Company filed a Motion to Dismiss and/or for Summary Disposition.  The motion was denied and the arbitrator has requested the parties to proceed to discovery.  The Company believes it has substantive legal and factual defenses to this matter and intends to vigorously defend against the action.  Nevertheless, the outcome remains uncertain, and an adverse outcome could have a material adverse effect on the Company’s results of operations, financial position or cash flows.

NOTE 14. QUARTERLY RESULTS (UNAUDITED)

	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter	Year
2008
Revenues	$56,478	$55,293	$63,491	$67,562	$242,824
Cost of contract revenue and product sales	$47,817	$46,992	$53,527	$55,324	$203,660
Gross profit	$8,661	$8,301	$9,964	$12,238	$39,164
Operating income (loss)(1)	$(6,068)	$2,644	$(2,283)	$5,136	$(571)
Net income (loss)	$(5,256)	$1,629	$(232)	$2,604	$(1,255)
Earnings (loss) per share:
Basic(2)	$(0.56)	$0.17	$(0.02)	$0.27	$(0.13)
Diluted(2)	$(0.56)	$0.17	$(0.02)	$0.27	$(0.13)
2007
Revenues	$56,780	$58,010	$58,328	$56,459	$229,577
Cost of contract revenue and product sales	$48,081	$48,660	$49,020	$46,709	$192,470
Gross profit	$8,699	$9,350	$9,308	$9,750	$37,107
Operating income	$2,270	$2,936	$3,396	$3,896	$12,498
Net income	$1,123	$1,514	$1,919	$2,546	$7,102
Earnings per share:
Basic(2)	$0.12	$0.16	$0.21	$0.27	$0.76
Diluted(2)	$0.12	$0.16	$0.20	$0.26	$0.74

(1)	Operating income includes a provision for litigation of $8,819 and $6,000 in the first quarter and third quarter of 2008, respectively.

(2)
Basic and diluted earnings per share is computed independently for each of the quarters presented; accordingly, the sum of the quarterly earnings per share may not equal the total computed for the year.

DYNAMICS RESEARCH CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

		Additions
	Balance at	Charged to	Charged to	Deductions	Balance at
	Beginning	Costs and	Other	and	End of
	of Period	Expenses	Accounts	Write-Offs	Period
Allowance for doubtful accounts
Year ended December 31,
2008	$903	$258	$-	$(232)	$929
2007	$793	$212	$-	$(102)	$903
2006	$588	$215	$-	$(10)	$793

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) evaluated, together with other members of senior management, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2008; and, based on this review, the Company’s CEO and CFO concluded that, as of December 31, 2008, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by it in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. Based on this assessment, management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective.

The Company completed its acquisition of Kadix on August 1, 2008. As permitted by the Securities and Exchange Commission, management’s assessment did not include the internal control of the acquired operations of Kadix, which results are included in the Company’s audited consolidated financial statements as of December 31, 2008 and for the period from August 1, 2008 through December 31, 2008. The Company’s consolidated revenues for the year ended December 31, 2008, were $242.8 million, of which Kadix represented $25.1 million. The Company’s total assets as of December 31, 2008, were $208.9 million, of which Kadix represented $58.5 million, including intangible assets and goodwill recorded in connection with the acquisition aggregating $40.9 million, net of accumulated amortization.

Attestation Report of Registered Public Accounting Firm

The Company’s internal control over financial reporting as of December 31, 2008 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarterly period ended December 31, 2008 that has materially effected, or is reasonably likely to materially effect, the Company’s internal control over financial reporting.

)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Dynamics Research Corporation:

We have audited Dynamics Research Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Dynamics Research Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Dynamics Research Corporation’s internal control over financial reporting based on our audit. Our audit of, and opinion on, the effectiveness of Dynamics Research Corporation’s internal control over financial reporting does not include internal control over financial reporting of Kadix Systems, LLC, a wholly owned subsidiary, whose financial statements reflect total assets and revenues constituting 28 and 10 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2008. As indicated in Management’s Report, Kadix Systems, LLC was acquired during 2008 and therefore, management’s assertion on the effectiveness of Dynamics Research Corporation’s internal control over financial reporting excluded internal control over financial reporting of Kadix Systems, LLC.

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

In our opinion, Dynamics Research Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dynamics Research Corporation as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 13, 2009 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Boston, Massachusetts
March 13, 2009

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

DYNAMICS RESEARCH CORPORATION

Date: March 16, 2009	/s/ James P. Regan
James P. Regan
President, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James P. Regan	President, Chairman and Chief Executive Officer (Principal Executive Officer)	March 16, 2009
James P. Regan

/s/ David Keleher	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 16, 2009
David Keleher

/s/ Shaun McCarthy	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	March 16, 2009
Shaun McCarthy

/s/ John S. Anderegg, Jr.	Director	March 16, 2009
John S. Anderegg, Jr.

/s/ Francis J. Aguilar	Director	March 16, 2009
Francis J. Aguilar

/s/ Gen. George T. Babbitt, Jr.	Director	March 16, 2009
Gen. George T. Babbitt, Jr.

/s/ Kenneth F. Kames	Director	March 16, 2009
Kenneth F. Kames

/s/ Lt. Gen. Charles P. McCausland	Director	March 16, 2009
Lt. Gen. Charles P. McCausland

/s/ Nickolas Stavropoulos	Director	March 16, 2009
Nickolas Stavropoulos

EXHIBIT INDEX

		Filed	Incorporated by Reference**
Exhibit No.	Description	Herewith	Form	Date
2.1	Equity Purchase Agreement among Dynamics Research Corporation and Impact Innovations Group LLC and J3 Technology Services Corp., dated August 2, 2004.		8-K	September 8, 2004

2.2	Membership Interest Purchase Agreement among Dynamics Research Corporation and Kadix Systems, LLC and Daisy D. Layman, The Sole Member of Kadix Systems, LLC, dated July 30, 2008.		8-K	August 5, 2008

3.1	Restated Articles of Organization of the Company, dated May 22, 1987.		10-Q	June 17, 1987

3.2	By-Laws of the Company, dated May 22, 1987.		10-Q	June 17, 1987

3.3	Certificate of Vote of Directors Establishing Series B Preferred Stock, dated February 17, 1998.		8-A12G	June 25, 1998

3.4	Amendment, dated September 10, 1998, to the Certificate of Vote of Directors Establishing Series B Preferred Stock.		8-A12G/A	September 30, 1998

3.5	Certificate of Vote of Directors Establishing Series A Preferred Stock, dated July 14, 1988.		10-K	December 31, 2002

3.6	Amendment, dated April 28, 1998, to the restated Articles of Organization of the Company.		10-K	December 31, 2002

3.7	Amendment, dated April 25, 2000, to the restated Articles of Organization of the Company.		10-K	December 31, 2002

3.8	Certificate of Designation with respect to the Series B Preferred Stock, par value $.10 per share, of the Company (attached as Exhibit A to the Rights Agreement).		8-K	July 25, 2008

4.1	Specimen certificate for shares of the Company’s common stock.		S-8	April 27, 2001

4.2	Rights Agreement dated as of July 23, 2008 ("Rights Agreement") between the Company and American Stock Transfer & Trust Company, as Rights Agent.		8-K	July 25, 2008

10.1	Form of indemnification agreement for directors of the Company.		10-K	December 31, 1991

10.2*	Severance Agreement between John S. Anderegg, Jr. and the Company.		10-K	December 31, 1991

10.3*	Deferred Compensation Plan for Non-Employee Directors of the Company.		10-K	December 31, 1991

10.4*	Form of Supplemental Retirement Pension Agreement by and between the Company and Albert Rand.		10-Q	March 31, 1997

10.5*	Amended 1995 Stock Option Plan for Non-Employee Directors.		10-Q	March 31, 1997

		Filed	Incorporated by Reference**
Exhibit No.	Description	Herewith	Form	Date
10.6*	Amended 1993 Equity Incentive Plan.		10-K	December 31, 1998

10.7*	2000 Incentive Plan.		DEFS14A	December 6, 1999

10.8*	Employment Agreement between the Company and James P. Regan.		10-K	December 31, 1999

10.9*	Change of Control Agreement between the Company and James P. Regan.		10-K	December 31, 1999

10.10*	Non-qualified Stock Option Agreement between the Company and James P. Regan.		S-8	October 12, 2000

10.11*	2000 Employee Stock Purchase Plan.		S-8	April 27, 2001

10.12*	Special Severance Plan.		10-K	December 31, 2001

10.13*	Senior Management Deferred Compensation Plan.		10-Q	March 31, 2002

10.14*	Dynamics Research Corporation Special Severance Plan, as amended on May 14, 2003.		10-K	December 31, 2003

10.15*	2003 Incentive Plan.		10-K	December 31, 2003

10.16*	Form of grant of stock options under the 2003 Incentive Plan.		10-Q	September 30, 2004

10.17*	Form of grant of restricted stock under the 2003 Incentive Plan.		10-Q	September 30, 2004

10.18*	Form of grant of stock options under the 2000 Incentive Plan.		10-Q	September 30, 2004

10.19*	Deferred Stock Compensation Plan for Non-Employee Directors, as amended for deferrals on or after January 1, 2005.		10-K	December 31, 2004

10.20*	Amendment to Deferred Stock Compensation Plan for Non-Employee Directors.		10-K	December 31, 2004

10.21*	Beneficiary Designation Form for the Deferred Compensation Plan for Non-Employee Directors.		10-K	December 31, 2004

10.22*	Forms of grant of restricted stock under the 2000 Incentive Plan.		10-K	December 31, 2005

10.23	Purchase and Sale Agreement, dated November 18, 2005, by and between Dynamics Research Corporation and Direct Invest Property Acquisition, LLC.		8-K	January 4, 2006

10.24	Amendment to Purchase and Sale Agreement, dated December 28, 2005, by and between Dynamics Research Corporation and Direct Invest Property Acquisition, LLC.		8-K	January 4, 2006

10.25	Lease, dated December 28, 2005, by and between Dynamics Research Corporation and Direct Invest-60 Frontage, LLC.		8-K	January 4, 2006

		Filed	Incorporated by Reference**
Exhibit No.	Description	Herewith	Form	Date

10.26
Consent, Waiver and Amendment Agreement, dated December 28, 2005, by and among Dynamics Research Corporation, Brown Brothers Harriman & Co., KeyBank National Association, TD Banknorth, N.A., and Bank of America, N.A.
			8-K	January 4, 2006

10.27
Third Amended and Restated Loan Agreement, as of September 29, 2006, by and among Dynamics Research Corporation, DRC International Corporation and H.J. Ford Associates, Inc. and Brown Brothers Harriman & Co., TD Banknorth, N.A., Bank of America, N.A.
			8-K	October 4, 2006

10.28
Master Unlimited Guaranty, dated as of September 29, 2006, by each of Dynamics Research Corporation, DRC International Corporation, and H.J. Ford Associates Inc., in favor of Brown Brothers Harriman & Co., for itself and as Administrative Agent for each of the Lenders which are and which may become parties to the Loan Agreement.
			8-K	October 4, 2006

10.29
First Amendment to Third Amended and Restated Loan Agreement by and among Dynamics Research Corporation, DRC International Corporation, and H.J. Ford Associates, Inc. and Brown Brothers Harriman & Co., TD Banknorth, N.A. and Bank of America, N.A.
			8-K	May 14, 2008

10.30
Fourth Amended and Restated Loan Agreement by and among Dynamics Research Corporation, DRC International Corporation, H.J. Ford Associates, Inc., Kadix Systems, LLC as the Borrowers, and The Lenders Party hereto and Brown Brothers Harriman & Co., as Administrative Agent and TD Bank, N.A. as Documentation Agent and Bank of America, N.A. as Syndication Agent, as of August 1, 2008.
			8-K	August 5, 2008

10.31
Pledge Agreement by and between Dynamics Research Corporation and Brown Brothers Harriman & Co., for itself and as Administrative Agent for each of the Lenders which are and which may become parties to the Loan Agreement, as of August 1, 2008.
			8-K	August 5, 2008

10.32
First Amendment to Fourth Amended and Restated Loan Agreement by and among Dynamics Research Corporation, DRC International Corporation, H.J. Ford Associates, Inc., Kadix Systems, LLC as the Borrowers, and The Lenders Party hereto and Brown Brothers Harriman & Co., as Administrative Agent and TD Bank, N.A. as Documentation Agent and Bank of America, N.A. as Syndication Agent, as of December 31, 2008.
X

		Filed	Incorporated by Reference**
Exhibit No.	Description	Herewith	Form	Date
21.1	Subsidiaries of the registrant.	X

23.1	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP).	X

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

*	Management contract or compensatory plan or arrangement.

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