Form 10-Q
period 2009-05-07
DYNAMICS RESEARCH CORP
filed 2009-05-08
CIK 30822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer ☑
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑

As of April 30, 2009, there were 9,723,703 shares of the registrant’s common stock outstanding.

DYNAMICS RESEARCH CORPORATION
FORM 10-Q
For the Quarterly Period Ended March 31, 2009

		Page
Part I. Financial Information
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008 (unaudited)	3
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008 (unaudited)	4
	Condensed Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the three months ended March 31, 2009 and 2008 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008 (unaudited)	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	24

Part II. Other Information
Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 6.	Exhibits	25

FORWARD-LOOKING STATEMENTS

Some of the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”), contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, regarding future events and the future results of Dynamics Research Corporation (“DRC”) that are based on current expectations, estimates, forecasts, and projections about the industries in which DRC operates and the beliefs and assumptions of the management of DRC.  Words such as “anticipates”, “believes”, “estimates”, “expects”, “intends”, “plans”, “projects”, “may”, “will”, “should”, and other similar expressions are intended to identify these forward-looking statements.  These forward-looking statements are predictions of future events or trends and are not statements of historical matters.  These statements are based on current expectations and beliefs of DRC and involve a number of risks, uncertainties, and assumptions that are difficult to predict.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document or in the case of the statements incorporated by reference, the date of those statements.  Factors that might cause or contribute to any differences include, but are not limited to, those discussed in DRC’s Annual Report on Form 10-K for the year ended December 31, 2008 under the section entitled “Risk Factors”.  Except to the extent required by applicable law or regulation, DRC undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
 (dollars in thousands, except share data)

	March 31,	December 31,
	2009	2008
Assets
Current assets
Cash and cash equivalents	$4,383	$7,111
Contract receivables, net	71,761	71,438
Prepaid expenses and other current assets	3,401	2,491
Total current assets	79,545	81,040
Noncurrent assets
Property and equipment, net	8,821	9,349
Goodwill	97,641	97,641
Intangible assets, net	6,406	7,379
Deferred tax asset	10,369	10,396
Other noncurrent assets	3,042	3,125
Total noncurrent assets	126,279	127,890
Total assets	$205,824	$208,930

Liabilities and stockholders' equity
Current liabilities
Current portion of long-term debt	$8,000	$8,000
Accounts payable	17,720	18,095
Accrued compensation and employee benefits	13,419	13,644
Deferred taxes	3,492	2,670
Other accrued expenses	20,898	24,760
Total current liabilities	63,529	67,169
Long-term liabilities
Long-term debt	28,296	30,000
Other long-term liabilities	30,523	30,286
Total long-term liabilities	58,819	60,286
Total liabilities	122,348	127,455
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.10 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.10 par value; 30,000,000 shares authorized; 9,729,453 and 9,674,512 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	973	967
Capital in excess of par value	52,102	51,919
Accumulated other comprehensive loss, net of taxes	(22,227)	(22,268)
Retained earnings	52,628	50,857
Total stockholders' equity	83,476	81,475
Total liabilities and stockholders' equity	$205,824	$208,930

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
 (dollars in thousands, except share data)

	Three Months Ended
	March 31,
	2009	2008
Contract revenue	$67,203	$54,773
Product sales	1,336	1,705
Total revenue	68,539	56,478

Cost of contract revenue	55,943	46,212
Cost of product sales	1,518	1,605
Total cost of revenue	57,461	47,817

Gross profit on contract revenue	11,260	8,561
Gross (loss) profit on product sales	(182)	100
Total gross profit	11,078	8,661

Selling, general and administrative expenses	6,457	5,401
Provision for litigation	-	8,819
Amortization of intangible assets	973	509
Operating income (loss)	3,648	(6,068)
Interest expense, net	(619)	(139)
Other income (expense), net	39	(71)
Income (loss) before provision (benefit) for income taxes	3,068	(6,278)
Provision (benefit) for income taxes	1,297	(1,022)
Net income (loss)	$1,771	$(5,256)

Earnings (loss) per common share
Basic	$0.18	$(0.56)
Diluted	$0.18	$(0.56)

Weighted average shares outstanding
Basic	9,604,895	9,436,054
Diluted	9,711,084	9,436,054

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (unaudited)
 (in thousands)

			Capital	Accumulated
	Common Stock		in Excess	Other
	Issued		of Par	Comprehensive	Retained
	Shares	Par value	Value	Loss	Earnings	Total
Balance at December 31, 2008	9,675	$967	$51,919	$(22,268)	$50,857	$81,475
Comprehensive income:
Net income	-	-	-	-	1,771	1,771
Other comprehensive income, net of tax:
Change in unrealized loss on derivative instruments	-	-	-	41	-	41
Comprehensive income	-	-	-	-	-	1,812
Issuance of common stock through stock option exercises and employee stock purchase plan transactions	12	1	80	-	-	81
Issuance of restricted stock	55	6	(6)	-	-	-
Forfeiture of restricted stock	(2)	-	-	-	-	-
Release of restricted stock	(11)	(1)	(82)	-	-	(83)
Share-based compensation	-	-	191	-	-	191
Balance at March 31, 2009	9,729	$973	$52,102	$(22,227)	$52,628	$83,476

			Capital	Accumulated
	Common Stock		in Excess	Other
	Issued		of Par	Comprehensive	Retained
	Shares	Par value	Value	Loss	Earnings	Total
Balance at December 31, 2007	9,510	$951	$50,251	$(6,745)	$52,047	$96,504
Comprehensive loss:
Net loss	-	-	-	-	(5,256)	(5,256)
Other comprehensive loss, net of tax:
Reclassification adjustment for realized gain on sale of investments	-	-	-	(108)	-	(108)
Comprehensive loss	-	-	-	-	-	(5,364)
Issuance of common stock through stock option exercises and employee stock purchase plan transactions	28	3	231	-	-	234
Issuance of restricted stock	34	3	(3)	-	-	-
Forfeiture of restricted stock	(2)	-	-	-	-	-
Release of restricted stock	(12)	(1)	(118)	-	-	(119)
Share-based compensation	-	-	402	-	-	402
Tax benefit from stock options exercised and employee stock purchase plan transactions	-	-	12	-	-	12
Balance at March 31, 2008	9,558	$956	$50,775	$(6,853)	$46,791	$91,669

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(dollars in thousands)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$1,771	$(5,256)
Adjustments to reconcile net cash provided by operating activities:
Depreciation	784	700
Amortization of intangible assets	973	509
Share-based compensation	191	402
Investment income from equity interest	(96)	54
Tax benefit from stock options exercised and employee stock purchase plan transactions	-	(12)
Provision for litigation	-	8,819
Deferred income taxes	821	(2,421)
Other	(106)	(245)
Change in operating assets and liabilities:
Contract receivables, net	(323)	1,659
Prepaid expenses and other current assets	(910)	(1,178)
Accounts payable	(375)	(1,044)
Accrued compensation and employee benefits	(225)	(1,466)
Other accrued expenses	305	1,380
Other long-term liabilities	556	(69)
Net cash provided by operating activities	3,366	1,832
Cash flows from investing activities:
Purchase of business	(4,250)	-
Additions to property and equipment	(266)	(402)
Proceeds from sale of investments and long-lived assets	1	273
Dividends from equity investment	44	277
Payments related to the sale of building	-	(35)
Increase in other assets	-	(399)
Net cash used in investing activities	(4,471)	(286)
Cash flow from financing activities:
Repayments under term loan	(2,000)	-
Borrowings under revolving credit agreement	11,570	20,497
Repayments under revolving credit agreement	(11,274)	(23,234)
Proceeds from the exercise of stock options and employee stock purchase plan transactions	81	234
Tax benefit from stock options exercised and employee stock purchase plan transactions	-	12
Net cash used in financing activities	(1,623)	(2,491)
Net decrease in cash and cash equivalents	(2,728)	(945)
Cash and cash equivalents, beginning of period	7,111	2,006
Cash and cash equivalents, end of period	$4,383	$1,061

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

In the opinion of management, all material adjustments that are of a normal and recurring nature necessary for a fair presentation of the results for the periods presented have been reflected. All material intercompany transactions and balances have been eliminated in consolidation. The results for the three months ended March 31, 2009 may not be indicative of the results that may be expected for the year ending December 31, 2009. The accompanying financial information should be read in conjunction with the consolidated financial statements and notes contained in the Company’s Form 10-K, filed with the United States Securities and Exchange Commission (“SEC”) for the year ended December 31, 2008.  The Company has reclassified certain prior period amounts to conform with the current period presentation.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the Financial Accounting Standard Board (“FASB”)  issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends FAS 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This FSP also amends ABP No. 28, “Interim Financial Reporting” to require those disclosures in summarized financial information at interim periods.  This FSP is effective for interim reporting periods ending after June 15, 2009.  The Company is currently assessing the impact this FSP will have on its consolidated financial statements.

In April 2009, the FASB issued Staff Position (“FSP”) No. FAS 141(R)-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, which the Company adopted effective January 1, 2009. This FSP amends and clarifies SFAS 141R, to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The provisions of FSP FAS 141R-1 are applied prospectively to assets or liabilities arising from contingencies in business combinations for which the acquisition date occurs after January 1, 2009.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, which provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP applies to all assets and liabilities within the scope of accounting pronouncements that require or permit fair value measurements. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and will be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. FSP FAS 157-4 will not have a material impact on the Company’s results of operations, financial position, or cash flows.

In December 2008, the FASB issued FSP FAS No. 132(R)-1, “Employer’s Disclosures about Postretirement Benefit Plan Assets.” This FSP amends SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits — An Amendment of FASB Statements No. 87, 88, and 106” to require more detailed disclosures about plan assets of a defined benefit pension or other postretirement plan, including investment strategies; major categories of plan assets; concentrations of risk within plan assets; inputs and valuation techniques used to measure the fair value of plan assets; and the effect of fair-value measurements using significant unobservable inputs on changes in plan assets for the period. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009, with earlier application permitted. We do not expect the adoption of this standard to have an effect on our financial position or results of operations.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” EITF 03-6-1 gives guidance as to the circumstances when unvested share-based payment awards should be included in the computation of EPS. The Company adopted EITF 03-6-1 on January 1, 2009. The adoption did not have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”), which amends the factors to be considered in renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  The Company adopted FSP 142-3 on January 1, 2009.  The adoption did not have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 expands the disclosure requirements in SFAS 133 about an entity's derivative instruments and hedging activities. The Company adopted SFAS 161 on January 1, 2009. The adoption did not have a material impact on the Company’s consolidated financial statements.

In February 2008, the FASB issued FSP No. 157-2, Effective Date of FASB Statement No. 157, (“FSP 157-2”). FSP No. 157-2 deferred the effective date provision of SFAS 157 for certain non-financial assets and liabilities until fiscal years beginning after November 15, 2008. The Company adopted FSP 157-2 on January 1, 2009.  The adoption did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The Company adopted SFAS 160 on January 1, 2009. The adoption did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which amends SFAS No. 141, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in an acquired entity. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company adopted SFAS 141(R) on January 1, 2009.  SFAS 141(R) is to be applied prospectively and will have an impact on accounting for business combinations on future acquisitions.

NOTE 3. BUSINESS ACQUISITION

On August 1, 2008, the Company completed the acquisition of Kadix Systems, LLC for $42.3 million in cash including acquisition costs of $408, with additional consideration of $5 million based on migration to the Company of services provided by Kadix under 8(a) contracts, which are stipulated for performance by minority/women owned contracts having an unrestricted status, and the achievement of anticipated 2009 gross margin targets.  During 2008, additional consideration of $750 was earned and paid.  The remaining $4.3 million was earned as of December 31, 2008 and was accrued as additional purchase price and subsequently paid in the first quarter of 2009.

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

The following unaudited pro forma results of operations have been prepared as though the acquisition of Kadix had occurred on January 1, 2008. These pro forma results include adjustments for interest expense and amortization of deferred financing costs on the acquisition term loan used to finance the transaction, amortization expense for the identifiable intangible asset and the effect of income taxes. These unaudited pro forma results do not include certain nonrecurring costs Kadix paid at the closing of the sale, including the payout for Kadix’s Phantom Unit Plan and

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)

Ownership Appreciations Rights, professional fees related to the acquisition and discretionary bonuses.  Unaudited pro forma information does not purport to be indicative of the results of operations that would have been attained had the acquisition been made as of January 1, 2008, or of results of operations that may occur in the future.

Three Months Ended
March 31, 2008
Revenue	$65,517
Gross profit	$12,058
Operating loss	$(4,555)
Net loss	$(5,061)

Loss per common share:
Basic	$(0.54)
Diluted	$(0.54)

NOTE 4. SUPPLEMENTAL BALANCE SHEET INFORMATION

The composition of selected balance sheet accounts is as follows:

	March 31,	December 31,
	2009	2008
Contract receivables, net
Billed receivables	$33,277	$35,423
Unbilled receivables(1):
Revenues recorded in excess of milestone billings on fixed price contracts with the States of Ohio and Tennessee	10,168	8,907
Retainages and fee withholdings	1,159	1,179
Other unbilled receivables	28,034	26,858
Total unbilled receivables	39,361	36,944
Allowance for doubtful accounts	(877)	(929)
Contract receivables, net	$71,761	$71,438

Prepaid expenses and other current assets:
Inventory	$803	$766
Restricted cash	22	150
Other	2,576	1,575
Prepaid expenses and other current assets	$3,401	$2,491

Property and equipment, net:
Production equipment	$11,572	$11,530
Software	11,608	11,602
Furniture and other equipment	7,738	7,644
Leasehold improvements	2,962	2,949
Property and equipment	33,880	33,725
Less accumulated depreciation	(25,059)	(24,376)
Property and equipment, net	$8,821	$9,349

Other noncurrent assets:
Equity investments	$1,232	$1,180
Deferred compensation plan investments	1,026	1,107
Other	784	838
Other noncurrent assets	$3,042	$3,125

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)

	March 31,	December 31,
	2009	2008
Accrued compensation and employee benefits:
Accrued compensation and related taxes	$7,134	$7,504
Accrued vacation	5,311	4,391
Other	974	1,749
Accrued compensation and employee benefits	$13,419	$13,644

Other accrued expenses:
Accrued litigation reserve	$15,000	$15,000
Accrued acquisition costs	-	4,265
Accrued income taxes	2,226	2,042
Deferred gain on sale of building	670	676
Other	3,002	2,777
Other accrued expenses	$20,898	$24,760

Other long-term liabilities:
Accrued pension liability	$22,975	$22,570
Deferred gain on sale of building	3,888	4,057
Deferred compensation plan liability	1,026	1,107
Other	2,634	2,552
Other long-term liabilities	$30,523	$30,286

(1)
At March 31, 2009 and December 31, 2008, $513 and $495, respectively, of unbilled retainages and fee withholdings are not anticipated to be billed within one year.  Additionally, at March 31, 2009 and December 31, 2008, $8,166 and $4,557, respectively, of the unbilled balance under the Company’s contract with the State of Tennessee is not scheduled to be invoiced within one year.

NOTE 5. GOODWILL AND INTANGIBLE ASSETS

Components of the Company’s identifiable intangible assets are as follows:

	March 31, 2009			December 31, 2008
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Customer relationships	$14,700	$(12,192)	$2,508	$14,700	$(11,769)	$2,931
Customer contracts	3,500	(950)	2,550	3,500	(522)	2,978
Non-competition agreements	1,400	(87)	1,313	1,400	-	1,400
8(a) contract transition	130	(95)	35	130	(60)	70
Total	$19,730	$(13,324)	$6,406	$19,730	$(12,351)	$7,379

The Company recorded amortization expense for its identifiable intangible assets of $973 and $509 for the three months ended March 31, 2009 and March 31, 2008, respectively.  At March 31, 2009, estimated future amortization expense for the identifiable intangible assets to be recorded in subsequent fiscal years was as follows:

Remainder of 2009	$2,332
2010	$1,542
2011	$1,188
2012	$492
2013	$349
2014 and thereafter	$503

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)

There were no changes in the carrying amount of goodwill for the three months ended March 31, 2009. The carrying amount of goodwill of $97,641 at March 31, 2009 and December 31, 2008 was included in the Systems and Services segment.

NOTE 6. INCOME TAXES

The Company has recorded income tax provisions (benefits) of $1.3 million and ($1.0) million in the first quarters of 2009 and 2008 respectively.  The effective income tax rate was 42.3% in the first quarter of 2009 and 43.4% in the same period in 2008, excluding the tax effect of the $8.8 million litigation provision recorded. The Company estimated the tax benefits associated with the first quarter 2008 litigation provision at $2.1 million.  The decrease in the effective rate excluding the litigation provision was due to relatively lower permanent tax differences estimated for 2009 compared to actual 2008 amounts.

As of March 31, 2009 the Company had $451 of unrecognized tax benefits, of which $255 would affect its effective tax rate if recognized. Accrued penalties and interest were $174 and $126 at March 31, 2009 and 2008, respectively.

The Internal Revenue Service (“IRS”) continues to challenge the deferral of income for tax reporting purposes related to unbilled receivables including the applicability of a Letter Ruling issued by the IRS to the Company in January 1976 which granted to the Company deferred tax treatment of the unbilled receivables.  This issue was elevated to the IRS National Office for determination.  On October 23, 2008, the Company received a notification of ruling from the IRS National Office.  This ruling provided clarification regarding the IRS position relating to revenue recognition for tax purposes regarding its unbilled receivables.  Currently the Company is working with the IRS on how to apply the ruling to its 2004 deferred tax balance.  The Company and the IRS expect to conclude this process during the second quarter of 2009.  The resolution with the IRS regarding unbilled receivables could result in a change in the Company’s tax accounting method regarding revenue recognition.  This change could result in an acceleration of taxable income and a reversal of certain deferred tax items. The Company does not believe that any adjustment to taxable income in prior years resulting from this ruling will result in the payment of any interest or penalties.

The Company files income tax returns in the U.S. federal jurisdiction and numerous state jurisdictions.  Federal tax returns for all years after 2003 are subject to future examinations.  State tax returns for all years after 2004 are subject to future examination.  The IRS is currently examining the Company’s 2004 income tax return.

NOTE 7. FINANCING ARRANGEMENTS

The Company’s outstanding debt at March 31, 2009 was $36.3 million which consisted of borrowings under the term loan of $36 million and net borrowings of $296 against the Company’s $25 million revolver.  The interest rate on the term loan outstanding balance at March 31, 2009 was 3.22% based on the 90-day LIBOR rate option that was in effect on March 31, 2009.  The interest rate on the revolver outstanding balance was 3.25% based on the base rate option that was in effect on March 31, 2009.  The outstanding debt at December 31, 2008 was $38.0 million which consisted of borrowings under the term loan.  The interest rate on the outstanding balance at December 31, 2008 was 4.21% based on the 90-day LIBOR rate option that was in effect on December 4, 2008.  The repayment of borrowings under the revolver is contractually due on August 1, 2013; however, the Company may repay at any time prior to that date.   At March 31, 2009, the remaining available balance to borrow against the Revolver was $24.7 million.

At March 31, 2009, the Company was in compliance with its loan covenants.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)

NOTE 8. DERIVATIVE FINANCIAL INSTRUMENTS

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

In September 2008, the Company entered into an interest rate swap agreement with an initial notional amount of $20.0 million of the term loan principal which matures on August 1, 2013.  Under this agreement, the Company receives a floating rate based on the 90-day LIBOR rate and pays a fixed rate of 3.60% (both excluding the applicable margin of 2.00%) on the outstanding notional amount. The swap fixed rate was based on a 90-day LIBOR rate and is structured to mirror the payment terms of the term loan.  The fair value of the swap at inception was zero.  It is not expected that any gains or losses will be reported in the statement of operations during the term of the agreement as the swap is assumed to be highly effective through its maturity based on the matching terms of the swap and facility agreements.

As of March 31, 2009, the total notional amount committed to the Company’s swap agreement was $18.0 million. On that date, the floating rate of a loan based on a 90-day LIBOR rate was 1.19%. The Company recorded a liability to recognize the fair value of the swap using level 2 inputs as described by SFAS No. 157 which has been accounted for as a component of other comprehensive loss.

The fair value effect on the financial statements from derivative instruments designated as a cash flow hedge is as follows:

	March 31, 2009	December 31, 2008	Three Months Ended March 31, 2009
Instrument	Other Long-term Liabilities	Other Long-term Liabilities	Net Gain Recognized in Other Comprehensive Income
Interest rate swap	$791	$860	$41

NOTE 9. DEFINED BENEFIT PENSION PLAN

The components of net periodic pension expense (income) for the Company’s defined benefit pension plan are as follows:

	Three Months Ended
	March 31,
	2009	2008
Interest cost on projected benefit obligation	$1,067	$959
Expected return on plan assets	(964)	(1,396)
Recognized actuarial loss	303	137
Net periodic pension expense (income)	$406	$(300)

Effective January 1, 2009, the Company changed the method used to recognize actuarial gains and losses from the average expected remaining service approach to the average remaining life expectancy approach.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)

NOTE 10. SHARE-BASED COMPENSATION

Share-Based Compensation Costs

Total share-based compensation recorded in the Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended
	March 31,
	2009	2008
Cost of products and services	$80	$163
Selling, general and administrative	111	239
Total share-based compensation expense	$191	$402

Stock Option Award Activity

The following table summarizes stock option activity under all plans:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value
Outstanding and exercisable at December 31, 2008	889,108	$8.42	2.1	$729
Granted	-	$-
Exercised	-	$-
Cancelled	(4,917)	$11.70
Outstanding and exercisable at March 31, 2009	884,191	$8.40	1.9	$561

No stock options were granted during the three months ended March 31, 2009 and 2008.  Cash proceeds received, the intrinsic value and the total tax benefits realized resulting from stock option exercises were as follows:

	Three Months Ended
	March 31,
	2009	2008
Amounts realized or received from stock option exercises:
Cash proceeds received	$-	$113
Intrinsic value realized	$-	$34
Income tax benefit realized	$-	$11

Restricted Stock Award Activity

The following table summarizes restricted stock activity under the Company’s 2000 Incentive Plan:

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value
Nonvested at December 31, 2008	158,476	$10.61
Granted	56,250	$7.51
Vested	(33,834)	$11.58
Cancelled	(2,000)	$12.11
Nonvested at March 31, 2009	178,892	$9.46

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)

The total fair value of restricted shares vested during the three months ended March 31, 2009 and 2008 was $392 and $473, respectively. As of March 31, 2009, the total unrecognized compensation cost related to restricted stock awards was $1,340, which is expected to be amortized over a weighted-average period of 2.2 years.

NOTE 11. EARNINGS (LOSS) PER SHARE

For the three months ended March 31, 2009 and 2008, basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Unexercised stock options and unvested restricted shares are excluded from this calculation but are included in the diluted earnings per share calculation using the treasury stock method so long as their effect is not anti-dilutive.

For the three months ended March 31, 2009, diluted earnings per share are determined by using the weighted average number of common and dilutive common equivalent shares outstanding during the period.  For the three months ended March 31, 2008, the diluted effect of stock options and restricted stock grants of approximately 292,000 shares were not included in the computation of diluted loss per share as the net loss would have made their effect anti-dilutive.

Due to the anti-dilutive effect, approximately 654,000 options to purchase common stock were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2009.

The following table illustrates the reconciliation of the weighted average shares outstanding:

	Three Months Ended
	March 31,
	2009	2008
Weighted average shares outstanding - Basic	9,604,895	9,436,054
Dilutive effect of stock options and restricted stock grants	106,189	-
Weighted average shares outstanding - Diluted	9,711,084	9,436,054

NOTE 12. BUSINESS SEGMENT, MAJOR CUSTOMERS AND RELATED PARTY INFORMATION

Business Segment

Results of operations information for the Company’s two reportable business segments are as follows:

	Three Months Ended
	March 31,
	2009	2008
Revenues from external customers
Systems and Services	$67,203	$54,773
Metrigraphics	1,336	1,705
	$68,539	$56,478
Gross profit (loss)
Systems and Services	$11,260	$8,561
Metrigraphics	(182)	100
	$11,078	$8,661
Operating income (loss)
Systems and Services	$4,117	$(5,841)
Metrigraphics	(469)	(227)
	$3,648	$(6,068)

Sales between segments represent less than 1% of total revenue and are accounted for at cost.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)

Major Customers

Revenues from Department of Defense (“DoD”) customers in aggregate accounted for approximately 53% and 73% of total revenues in the three months ended March 31, 2009 and 2008, respectively.  No individual customers in the three months ended March 31, 2009 and 2008 accounted for more than 10% of total revenue.

In February 2008, the Company was awarded a $25.5 million fixed price contract from the State of Tennessee, which began in the second quarter of 2008 with deployment scheduled to occur in early 2010.  The outstanding contract receivable balance of the State of Tennessee contract at March 31, 2009 was $10.2 million.  At March 31, 2009 and December 31, 2008, no other customers accounted for more than 10% of the outstanding contract receivable balance.

Related Party

Through its wholly owned subsidiary, HJ Ford, the Company has a 40% interest in HMRTech which is accounted for using the equity method.  Revenues from HMRTech included in contract revenues for the three months ended March 31, 2009 and 2008 were $0, and $2,768, respectively. The amounts due from HMRTech included in contract receivables at March 31, 2009 and December 31, 2008 was $129 and $779, respectively.  In addition, HMRTech charged the Company $315 and $252 in the three months ended March 31, 2009 and 2008, respectively, relating to contract work.  At March 31, 2009 and December 31, 2008, the Company had a related payable of $129 and 238, respectively.

NOTE 13. COMMITMENTS AND CONTINGENCIES

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

In September 2008 the Company and the U.S. Attorney reached an agreement on principal settlement terms, including a settlement amount of $15 million, which was provided for by the Company in 2008 regarding a civil complaint filed on October 9, 2003 by the Government.  The Company is awaiting final approval of the agreement from the Department of Justice.  The Company anticipates execution of a final agreement and payment of the $15 million, plus interest, which the Company has been accruing since September 2008, in the second quarter of 2009.

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

RECONCILIATION OF NON-GAAP MEASURES

	Three Months Ended
	March 31,
	2009		2008
(in millions)	$	% (2)	$ (1)	% (2)
GAAP operating income (loss)	$3.6	5.3%	$(6.1)	(10.7)%
Provision for litigation			8.8	15.6%
Non-GAAP operating income			$2.8	4.9%

GAAP income (loss) before provision for income taxes	$3.1	4.5%	$(6.3)	(11.1)%
Provision for litigation			8.8	15.6%
Non-GAAP income before provision for income taxes			$2.5	4.5%

GAAP provision (benefit) for income taxes	$1.3	42.3%	$(1.0)	16.3%	(3)
Tax benefit for provision for litigation			2.1	24.1%	(3)
Non-GAAP provision for income taxes			$1.1	43.4%	(3)

GAAP net income (loss)	$1.8	2.6%	$(5.3)	(9.3%
Provision for litigation, net of tax benefit			6.7	11.9%
Non-GAAP net income			$1.4	2.5%

(1)	Totals may not add due to rounding.
(2)
Represents a percentage of total revenue of $68.5 million and $56.5 million in the three months ended March 31, 2009 and 2008, respectively, excluding the percentages for provision (benefit) for income taxes and the tax benefit for provision for litigation.

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

On August 1, 2008, we completed the acquisition of Kadix Systems, LLC.  The acquisition has strengthened and expanded our growth as a provider of high-end services and solutions in the homeland security and other federal civilian markets.  The operating results of Kadix are included in DRC’s results of operations within the Systems and Services segment for the period subsequent to the acquisition date.

We have two reportable business segments: Systems and Services, and Metrigraphics. The Systems and Services segment accounted for approximately 98% of total revenue and the Metrigraphics segment accounted for approximately 2% of total revenue in the three months ended March 31, 2009.

Industry

We are cognizant of changing priorities of the federal government.  Homeland security, cyber-security, health care, financial stability and energy independence stand out as top federal priority areas for increased funding.  Within the Defense Department, Secretary Gates also has recently outlined his proposal for a shift in defense program priorities that should be favorable to us.

Over the past two years, we have carefully selected for strategic focus several target growth markets that are today within the scope of the new priorities that have been set by President Obama’s administration.  We are now seeing strong growth in revenues in these markets.  Homeland security and certain civilian agencies, primarily those with a financially-oriented mission, now represent nearly 40% of our revenue.  We also are seeing growth in cyber security and information assurance work, which currently represents about 10% of our business.  We currently are providing management, operational and technical services to clients across the federal sector – Defense, Homeland Security, Intelligence Agencies, and Civilian Agencies.  Our distinguishing strength is in the management area, where we are providing an array of solutions, such as business transformation, information assurance assessment and compliance, training, and human capital solutions, helping customers achieve their missions.

In addition to changing federal spending priorities, both President Obama and Secretary Gates have spoken to two specific reform initiatives – procurement reform and “in-sourcing” or strengthening of the federal civilian workforce, both of which are areas served by our training and human capital solutions.

Regarding federal acquisition reform, we have already experienced and are successfully dealing with these changes.  Over the past three years, we have seen a marked change in the mix of contract types that reflect the recent trends in the nature of federal procurement.  In the first quarter of 2009, 37 percent of our revenues were from fixed price contracts, compared with 26 percent and 18 percent in the first quarters of 2008 and 2006, respectively.  In addition, nearly all of our contracts have been awarded through a competitive procurement process.

On the subject of in-sourcing, or the growth in the federal civilian workforce, we see, as do industry analysts and experts, that this growth is likely to come in the form of added acquisition support staff, as well as procurement and contract support specialists, and less likely to be in the type of high-value solutions and services that DRC provides.  With the shift in our business mix over the past several years, nearly 90 percent of our revenue now comes from providing solutions and services other than acquisition management, which increasingly has been and continues to be set aside for small businesses.  Consequently, we anticipate no significant long-term impact from this federal hiring initiative.

Outlook

Our business is conducted primarily with U.S. Government customers under both short-term and long-term contracts.  We have aligned our service offerings to current economic conditions and customer needs. The U.S. Government’s budgetary processes give us good visibility regarding future spending and the threat areas that they are addressing. Management believes that our current contracts, and backlog of previously awarded contracts are well aligned with the direction of our customers’ future needs, and this provides us with good insight regarding future cash flows. In 2007 and 2008, we recorded improved operating results absent the effect of the provision for litigation which, when included, resulted in a net loss for 2008.  Nonetheless, management recognizes that the current economic situation and significant changes in priorities under the new administration likely will result in significant changes in federal spending with increases in some areas and decreases in others.  While we may benefit from the increases, certain programs in which we participate may be subject to reductions.

RESULTS OF OPERATIONS

Operating results expressed as a percentage of segment and total revenue are as follows:

	Three Months Ended March 31,
	2009			2008
(in millions)	$ (1)%			$ (1)%
Contract revenue	$67.2	98.1%		$54.8	97.0%
Product sales	1.3	1.9		1.7	3.0
Total revenue	$68.5	100.0%		$56.5	100.0%

Gross profit on contract revenue (3)	$11.3	16.8%		$8.6	15.6%
Gross profit (loss) on product sales (3)	(0.2)	(13.6)%		0.1	5.9%
Total gross profit (3)	11.1	16.2%		8.7	15.3%

Selling, general and administrative	6.5	9.4%		5.4	9.6%
Provision for litigation	-	0.0%		8.8	15.6%
Amortization of intangible assets	1.0	1.4%		0.5	0.9%
Operating income (loss)	3.6	5.3%		(6.1)	(10.7)%
Interest expense, net	(0.6)	(0.9)%		(0.1)	(0.2)%
Other income, net	0.0	0.1%		(0.1)	(0.1)%
Provision (benefit) for income taxes	1.3	42.3%	(2)	(1.0)	16.3%	(2)
Net income (loss)	$1.8	2.6%		$(5.3)	(9.3)%

(1)	Totals may not add due to rounding.
(2)	The percentage of provision (benefit) for income taxes relates to a percentage of income (loss) before income taxes.
(3)	These amounts represent a percentage of contract revenues, product sales and total revenues, respectively.

Revenues

We reported total revenue of $68.5 million and $56.5 million in the three months ended March 31, 2009 and 2008, respectively. Total revenues for the first quarter of 2009 represent an increase of $12.0 million, or 21.4%, from the same period in 2008.  The organic growth rate for the quarter was 4.6% by adding Kadix’s first quarter 2008 revenue of $9.0 million to the 2008 base period.

Contract Revenues

Contract revenues in our Systems and Services segment were earned from the following sectors:

	Three Months Ended March 31,
	2009		2008
(in millions)	$ (1)	% (1)	$ (1)	% (1)
National defense and intelligence agencies	$36.1	53.7%	$40.9	74.8%
Federal civilian agencies	12.2	18.1	6.6	12.1
Homeland Security	12.8	19.1	1.3	2.4
State and local government agencies	5.8	8.7	5.2	9.6
Other	0.3	0.4	0.6	1.1
Total contract revenue	$67.2	100.0%	$54.8	100.0%

(1)	Totals may not add due to rounding.

The decrease in revenues from national defense and intelligence agencies in the three months ended March 31, 2009 compared to the same period in 2008 was due to lower revenues from the transition of the U.S. Air Force Electronic Systems Center Information Technology Services Program II contract to the small business set-aside Professional Acquisition Support Services contract and the U.S. Navy Trident Missile.

The increase in revenues from federal civilian agencies and homeland security in the three months ended March 31, 2009 compared to the same period in 2008 was primarily due to added revenues related to the Kadix acquisition and new contracts and task orders won in the second half of 2008.

The increase in revenues from state and local government agencies in the three months ended March 31, 2009 compared to the same period in 2008 was primarily due to revenues from the new child welfare system development project with the State of Tennessee which began in the second quarter of 2008.  Revenues from the State of Tennessee contract are currently projected at an estimated $13 million for 2009, compared with $7.0 million for 2008.  Revenues with the State of Ohio contract, which is now completed, were $0.5 million in the first quarter of 2009, compared with $12.1 million for 2008.

Revenues by contract type as a percentage of Systems and Services revenues were as follows:

	Three Months Ended
	March 31,
	2009	2008
Time and materials	46%	55%
Cost reimbursable	17	19
Fixed price, including service type contracts	37	26
	100%	100%

Prime contract	72%	54%
Sub-contract	28	46
	100%	100%

Prime contract revenues increased in the three months ended March 31, 2009 compared to the same period in 2008 as a result of an increasing portion of contracts awarded under DRC’s agency-wide multiple award schedule indefinite delivery-indefinite quantity contracts.

Product Sales

Product sales for our Metrigraphics segment were $1.3 million and $1.7 million in the three months ended March 31, 2009 and 2008, respectively.  The decrease in product sales in the first quarter of 2009 compared to the same period in 2008 was primarily due to lower orders for products other than medical device components, reflecting general economic conditions.

Funded Backlog

Our funded backlog was $142.1 million at March 31, 2009 and $149.2 million at December 31, 2008. We expect that substantially all of our backlog will generate revenue during the subsequent twelve month period.

Gross Profit

Total gross profit was $11.1 million and $8.7 million for the three months ended March 31, 2009 and 2008, respectively, resulting in a gross margin of 16.2% and 15.3% for the first quarters of 2009 and 2008, respectively.

Our gross profit and gross margin on contract revenue increased to $11.3 million and 16.8% in the first quarter of 2009 from $8.7 million and 15.6% in the first quarter of 2008. The improvement was due to the addition of Kadix, improved labor utilization and a shift from sub-contract work to prime contract work, partially offset by an increase in pension expense due to the decline in plan asset performance in 2008.

Our gross loss on product sales was $0.2 million for the three months ended March 31, 2009, compared to gross profit of $0.1 million for the same period in 2008.  The decrease in gross profit was primarily attributable to lower revenues.

Selling, general and administrative expenses

Selling, general and administrative expenses were $6.5 million and $5.4 million in the three months ended March 31, 2009 and 2008, respectively. Selling, general and administrative expenses as a percent of total revenue in the first quarter of 2009 and 2008 was 9.4% and 9.6%, respectively. Selling, general and administrative expenses in the first quarter of 2009 were higher than the same period in 2008 as a result of added costs to support the acquired Kadix operations and higher legal fees.

Provision for litigation

During the first quarter and third quarter of 2008, we increased the accrual for litigation to $9.0 million and $15.0 million, respectively, based on the September 2008 tentative settlement agreement.  Further discussion related to this settlement is referenced in Note 13 of our Notes to Condensed Consolidated Financial Statements.

Amortization of intangible assets

Amortization expense was $1.0 million and $0.5 million in the three months ended March 31, 2009 and 2008, respectively.  The increase in amortization expense primarily relates to intangible assets acquired from our 2008 acquisition of Kadix and is included in the Systems and Services segment. The remaining amortization expense for the current fiscal year is expected to be approximately $2.3 million.

Interest expense, net

We incurred interest expense of $0.6 million and $0.1 million in the three months ended March 31, 2009 and 2008, respectively. The increase in interest expense was due to the addition of the term loan used to finance the Kadix acquisition.

Other income (expense), net

Other income (expense) consists of our portion of earnings and losses in HMRTech, gains and losses realized from our deferred compensation plan and results from other non-operating transactions, all of which were immaterial to our results.

Income tax provision (benefit)

We recorded income tax provisions (benefits) of $1.3 million and $(1.0) million in the first quarters of 2009 and 2008 respectively.  The effective income tax rate was 42.3% in the first quarter of 2009 and 43.4% in the same period in 2008, excluding the tax effect of the $8.8 million litigation provision recorded. The Company estimated the tax benefits associated with the first quarter 2008 litigation provision at $2.1 million.  The decrease in the effective rate excluding the litigation provision was due to relatively lower permanent tax differences estimated for 2009 compared to 2008.

LIQUIDITY AND CAPITAL RESOURCES

The following discussion analyzes liquidity and capital resources by operating, investing and financing activities as presented in our Consolidated Statements of Cash Flows. Our principal sources of liquidity are cash flows from operations and borrowings from our revolving credit facility. At March 31, 2009, the borrowing capacity available under our revolver was $24.7 million.

Our results of operations, cash flows and financial condition are subject to trends, events and uncertainties, including demands for capital to support growth, economic conditions, government payment practices and contractual matters. Our need for access to funds is dependent on future operating results, our growth and acquisition activity and external conditions.

In light of the current economic situation, we have also evaluated our future liquidity needs, both from a short-term and long-term basis.  We believe we have sufficient funds to meet our working capital and capital expenditure needs for the short term. Cash on hand plus cash generated from operations along with cash available under credit lines are expected to be sufficient in 2009 to service debt, finance capital expenditures, pay the anticipated settlement of litigation, pay federal and state income taxes and fund the pension plan, if necessary. To provide for long-term liquidity, we believe we can generate substantial positive cash flow, as well as obtain additional capital, if necessary, from the use of subordinated debt or equity. In the event that our current capital resources are not sufficient to fund requirements, we believe our access to additional capital resources would be sufficient to meet our needs.

We anticipate paying the $15.0 million litigation settlement due to the Government in the second quarter of 2009.  This litigation settlement is further described in Note 13 of our Notes to Condensed Consolidated Financial Statements of this Form 10-Q.  We will use available cash on hand and borrow the remaining portion from our revolver.

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

At March 31, 2009 and December 31, 2008, we had cash and cash equivalents aggregating $4.4 million and $7.1 million, respectively. Our operating practice is to apply cash received against any outstanding revolving credit facility balances.  When a revolver balance exists, cash balances at the end of the period generally reflect the timing and size of cash receipts at the end of the period.

Operating activities

Net cash provided by operating activities totaled $3.4 million in the first quarter of 2009 compared to $1.8 million in the first quarter of 2008. The cash provided by operating activities in the first quarter of 2009 was primarily attributable to net earnings realized during the quarter.  The cash provided by operating activities in the first quarter of 2008 was primarily attributable to contract receivable collections.

Contract receivables were $71.8 million at March 31, 2009, or 94 days sales outstanding (DSO), compared to $71.4 million, or 95 days at December 31, 2008. Billed receivables decreased $2.1 million in the three months ended March 31, 2009, while unbilled receivables increased $2.4 million.  Federal business DSO was 84 days at March 31, 2009 compared to 86 days at December 31, 2008.  The difference between consolidated DSO and federal DSO was primarily due to our contracts with the States of Ohio and Tennessee which had aggregate balances outstanding of $11.5 million and $12.7 million at March 31, 2009 and December 31, 2008, respectively.

In February 2008, we were awarded a $25.5 million fixed price contract from the State of Tennessee, which began in the second quarter of 2008 with deployment scheduled to occur in early 2010.  The outstanding contract receivable balance of the State of Tennessee contract at March 31, 2009 was $10.2 million and is currently projected to be approximately 17 million at the end of 2009.

Our net deferred tax asset was $6.9 million and $7.7 million at March 31, 2009 and December 31, 2008, respectively.  The decrease in the deferred tax asset is due to an increase in unbilled revenue for tax reporting purposes.  We paid $0.3 million in income taxes in the first quarter of 2009 and currently anticipate additional income tax payments of $0.6 million in the last three quarters of 2009.  The IRS continues to challenge the deferral of income for tax purposes related to unbilled receivables including the applicability of a Letter Ruling issued by the IRS to the Company in January 1976 which granted to us deferred tax treatment of the unbilled receivables.  This issue was elevated to the IRS National Office for determination.  On October 23, 2008, we received a notification of ruling from the IRS National Office.  This ruling provided clarification regarding the IRS position relating to revenue recognition for tax purposes regarding our unbilled receivables.  Currently we are working with the IRS on how to apply the ruling to our 2004 deferred tax balance.  DRC and the IRS expect to conclude this process during the second quarter of 2009.  The resolution with the IRS regarding unbilled receivables could result in a change in our tax accounting method regarding revenue recognition.  This change could result in an acceleration of taxable income and a reversal of certain deferred tax items. We do not believe that any adjustment to taxable income in prior years resulting from this ruling will result in the payment of any interest or penalties.

Share-based compensation was $0.2 million in the first quarter of 2009, compared to $0.4 million in the same period in 2008.  As of March 31, 2009 the total unrecognized compensation related to restricted stock awards was $1.3 million to be recognized over 2.2 years.

Non-cash amortization expense of our acquired intangible assets was $1.0 million and $0.5 million in the first quarter of 2009 and 2008, respectively.  We anticipate that non-cash expense for the amortization of intangible assets will remain at a comparable quarterly level through the third quarter of 2009 and decrease by approximately $0.4 million in the fourth quarter of 2009 due to intangible assets acquired in previous years becoming fully amortized.

Investing activities

Net cash used in investing activities was $4.5 million and $0.3 million in the first quarters of 2009 and 2008, respectively. The net cash used in 2009 was primarily comprised of additional consideration paid as part of the Kadix acquisition.  Net cash used also consisted of capital expenditures of $0.3 million and $0.4 million in the first quarters of 2009 and 2008, respectively. Net cash used in investing activities in the first quarter of 2008 was partially offset by proceeds from the sale of investments and dividends received from HMRTech. We expect capital expenditures of $2 million or less in 2009.

Financing activities

Net cash used in financing activities was $1.6 million and $2.5 million in the first quarters of 2009 and 2008, respectively. The amount of cash used in 2009 primarily represents payments under our term loan of $2.0 million partially offset by $0.3 million of net borrowings under our revolver and $0.1 million of proceeds from the issuance of common stock through employee stock purchase plan transactions.  The amount of cash used in 2008 represents net payments under our then existing revolving credit agreement of $2.7 million partially offset by $0.2 million of proceeds from the issuance of common stock through the exercises of stock options and employee stock purchase plan transactions.

The average daily borrowing on our revolver for the first quarter of 2009 was $0.8 million at a weighted average interest rate of 3.25%, compared to an average daily borrowing of $6.5 million at a weighted average interest rate of 5.85% in the first quarter of 2008.  The average interest rate of our combined term loan interest rate and swap agreement interest rate was 4.64% for the first quarter of 2009.

RECENT ACCOUNTING PRONOUNCEMENTS

A description of recent accounting pronouncements are referenced in Note 2 of our Condensed Consolidated Financial Statements of this Form 10-Q.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk associated with our term loan and revolver, where interest payments are tied to either the LIBOR or prime rate.  The interest rate at March 31, 2009 on our $36 million term loan was 3.22%. The interest rate on our swap agreement effectively fixes the interest rate on half of our outstanding term loan at 3.60% (excluding the applicable margin of 2.00%). At any time, a sharp rise in interest rates could have an adverse effect on net interest expense as reported in our Consolidated Statements of Operations. Our potential loss over one year that would result in a hypothetical and instantaneous increase of one full percentage point in the interest rate on half of our term loan would increase annual interest expense by approximately $0.2 million.

In addition, historically our investment positions have been relatively small and short-term in nature.  We typically invest excess cash in money market accounts with original maturities of three months or less with no exposure to market interest rates. We have no significant exposure to foreign currency fluctuations. Foreign sales, which are nominal, are primarily denominated in U.S. dollars.

Item 4. CONTROLS AND PROCEDURES

The Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) evaluated, together with other members of senior management, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2009; and, based on this review, the Company’s CEO and CFO concluded that, as of March 31, 2009, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by it in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarterly period ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

As a defense contractor, we are subject to many levels of audit and review from various government agencies, including the Defense Contract Audit Agency, various inspectors general, the Defense Criminal Investigation Service, the Government Accountability Office, the Department of Justice and Congressional Committees. Both related to and unrelated to our defense industry involvement, we are, from time to time, involved in audits, lawsuits, claims, administrative proceedings and investigations. We accrue for liabilities associated with these activities when it becomes probable that future expenditures will be made and such expenditures can be reasonably estimated. We are a party to or have property subject to litigation and other proceedings referenced in Note 13 of the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q and in Note 13 of our Form 10-K for the year ended December 31, 2008. Our evaluation of the likelihood of expenditures related to these matters is subject to change in future periods, depending on then current events and circumstances, which could have a material adverse effect on our business, financial position, results of operations and cash flows.

Item 1A. RISK FACTORS

For information regarding factors that could affect our results of operations, financial condition and liquidity, refer to the section titled “Risk Factors” in Part 1, Item 1A of our 2008 Form 10-K. There have been no material changes from the risk factors previously disclosed in our most recent Form 10-K.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth all purchases made by us or on our behalf by any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the first quarter of 2009.  All shares repurchased were not part of a publicly announced share purchase program and represent shares repurchased to cover payroll withholding taxes in connection with the vesting of restricted stock awards.

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased as	of Shares that
			Part of	May Yet Be
	Total Number	Average Price	Publicly	Purchased
	of Shares	Paid Per	Announced	Under the
Period	Purchased	Share	Programs	Programs
January 1, 2009 to January 31, 2009	641	$7.04	-	$-
February 1, 2009 to February 28, 2009	3,421	$7.88	-	-
March 1, 2009 to March 31, 2009	7,329	$7.09	-	-
Total	11,391	$7.33	-	$-

Item 6. EXHIBITS

The following Exhibits are filed or furnished, as applicable, herewith:

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNAMICS RESEARCH CORPORATION
(Registrant)

Date: May 08, 2009	/s/ David Keleher
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: May 08, 2009	/s/ Shaun N. McCarthy
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)