Form 10-Q
period 2009-08-10
DYNAMICS RESEARCH CORP
filed 2009-08-10
CIK 30822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

As of July 31, 2009, there were 9,820,081 shares of the registrant’s common stock outstanding.

DYNAMICS RESEARCH CORPORATION
FORM 10-Q
For the Quarterly Period Ended June 30, 2009

		Page
Part I. Financial Information
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008 (unaudited)	3
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2009 and 2008 (unaudited)	4
	Condensed Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the three months ended June 30, 2009 and 2008 (unaudited)	5
	Condensed Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the six months ended June 30, 2009 and 2008 (unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008 (unaudited)	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	27

Part II. Other Information
Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 4.	Submission of Matters to a Vote of Security Holders	28
Item 6.	Exhibits	29

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
 (dollars in thousands, except share data)

	June 30,	December 31,
	2009	2008
Assets
Current assets
Cash and cash equivalents	$6,622	$7,111
Contract receivables, net	73,044	71,438
Prepaid expenses and other current assets	3,326	2,491
Total current assets	82,992	81,040
Noncurrent assets
Property and equipment, net	8,596	9,349
Goodwill	97,641	97,641
Intangible assets, net	5,434	7,379
Deferred tax asset	10,298	10,396
Other noncurrent assets	3,028	3,125
Total noncurrent assets	124,997	127,890
Total assets	$207,989	$208,930

Liabilities and stockholders' equity
Current liabilities
Current portion of long-term debt	$8,000	$8,000
Accounts payable	16,611	18,095
Accrued compensation and employee benefits	16,082	13,644
Deferred taxes	3,248	2,670
Other accrued expenses	22,384	24,760
Total current liabilities	66,325	67,169
Long-term liabilities
Long-term debt	26,000	30,000
Other long-term liabilities	29,695	30,286
Total long-term liabilities	55,695	60,286
Total liabilities	122,020	127,455
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.10 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.10 par value; 30,000,000 shares authorized; 9,761,807 and 9,674,512 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	976	967
Capital in excess of par value	52,433	51,919
Accumulated other comprehensive loss, net of taxes	(22,118)	(22,268)
Retained earnings	54,678	50,857
Total stockholders' equity	85,969	81,475
Total liabilities and stockholders' equity	$207,989	$208,930

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
 (dollars in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Contract revenue	$68,128	$53,708	$135,331	$108,481
Product sales	1,520	1,585	2,856	3,290
Total revenue	69,648	55,293	138,187	111,771

Cost of contract revenue	57,015	45,599	112,958	91,811
Cost of product sales	1,572	1,393	3,090	2,998
Total cost of revenue	58,587	46,992	116,048	94,809

Gross profit on contract revenue	11,113	8,109	22,373	16,670
Gross profit (loss) on product sales	(52)	192	(234)	292
Total gross profit	11,061	8,301	22,139	16,962

Selling, general and administrative expenses	6,388	5,147	12,845	10,548
Provision for litigation	-	-	-	8,819
Amortization of intangible assets	972	510	1,945	1,019
Operating income (loss)	3,701	2,644	7,349	(3,424)
Interest expense, net	(477)	(142)	(1,096)	(281)
Other income, net	282	239	321	168
Income (loss) before provision for income taxes	3,506	2,741	6,574	(3,537)
Provision for income taxes	1,456	1,112	2,753	90
Net income (loss)	$2,050	$1,629	$3,821	$(3,627)

Earnings (loss) per common share
Basic	$0.21	$0.17	$0.40	$(0.38)
Diluted	$0.21	$0.17	$0.39	$(0.38)

Weighted average shares outstanding
Basic	9,610,428	9,443,347	9,611,783	9,430,607
Diluted	9,729,721	9,724,839	9,727,387	9,430,607

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008 (unaudited)
 (in thousands)

			Capital	Accumulated
	Common Stock		in Excess	Other
	Issued		of Par	Comprehensive	Retained
	Shares	Par value	Value	Loss	Earnings	Total
Balance at March 31, 2009	9,729	$973	$52,102	$(22,227)	$52,628	$83,476
Comprehensive income:
Net income	-	-	-	-	2,050	2,050
Other comprehensive income, net of tax:
Changes in unrealized loss on derivative instruments	-	-	-	109	-	109
Comprehensive income	-	-	-	-	-	2,159
Issuance of common stock through stock plan transactions	24	2	182	-	-	184
Issuance of restricted stock	22	2	(2)	-	-	-
Forfeiture of restricted stock	(10)	(1)	1	-	-	-
Release of restricted stock	(3)	-	(22)	-	-	(22)
Share-based compensation	-	-	163	-	-	163
Tax benefit from stock plan transactions	-	-	9	-	-	9
Balance at June 30, 2009	9,762	$976	$52,433	$(22,118)	$54,678	$85,969

			Capital	Accumulated
	Common Stock		in Excess	Other
	Issued		of Par	Comprehensive	Retained
	Shares	Par value	Value	Loss	Earnings	Total
Balance at March 31, 2008	9,558	$956	$50,775	$(6,853)	$46,791	$91,669
Comprehensive income:
Net income	-	-	-	-	1,629	1,629
Comprehensive income	-	-	-	-	-	1,629
Issuance of common stock through stock plan transactions	22	2	178	-	-	180
Issuance of restricted stock	14	2	(2)	-	-	-
Forfeiture of restricted stock	(3)	(1)	1	-	-	-
Release of restricted stock	(29)	(3)	(292)	-	-	(295)
Share-based compensation	-	-	322	-	-	322
Tax benefit from stock plan transactions	-	-	13	-	-	13
Balance at June 30, 2008	9,562	$956	$50,995	$(6,853)	$48,420	$93,518

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (unaudited)
 (in thousands)

			Capital	Accumulated
	Common Stock		in Excess	Other
	Issued		of Par	Comprehensive	Retained
	Shares	Par value	Value	Loss	Earnings	Total
Balance at December 31, 2008	9,675	$967	$51,919	$(22,268)	$50,857	$81,475
Comprehensive income:
Net income	-	-	-	-	3,821	3,821
Other comprehensive income, net of tax:
Changes in unrealized loss on derivative instruments	-	-	-	150	-	150
Comprehensive income	-	-	-	-	-	3,971
Issuance of common stock through stock plan transactions	36	3	262	-	-	265
Issuance of restricted stock	77	8	(8)	-	-	-
Forfeiture of restricted stock	(12)	(1)	1	-	-	-
Release of restricted stock	(14)	(1)	(104)	-	-	(105)
Share-based compensation	-	-	354	-	-	354
Tax benefit from stock plan transactions	-	-	9	-	-	9
Balance at June 30, 2009	9,762	$976	$52,433	$(22,118)	$54,678	$85,969

			Capital	Accumulated
	Common Stock		in Excess	Other
	Issued		of Par	Comprehensive	Retained
	Shares	Par value	Value	Loss	Earnings	Total
Balance at December 31, 2007	9,510	$951	$50,251	$(6,745)	$52,047	$96,504
Comprehensive loss:
Net loss	-	-	-	-	(3,627)	(3,627)
Other comprehensive loss, net of tax:
Reclassification adjustment for realized gain on sale of investments	-	-	-	(108)	-	(108)
Comprehensive loss	-	-	-	-	-	(3,735)
Issuance of common stock through stock plan transactions	50	5	409	-	-	414
Issuance of restricted stock	48	5	(5)	-	-	-
Forfeiture of restricted stock	(5)	(1)	1	-	-	-
Release of restricted stock	(41)	(4)	(410)	-	-	(414)
Share-based compensation	-	-	724	-	-	724
Tax benefit from stock plan transactions	-	-	25	-	-	25
Balance at June 30, 2008	9,562	$956	$50,995	$(6,853)	$48,420	$93,518

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(dollars in thousands)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$3,821	$(3,627)
Adjustments to reconcile net cash provided by operating activities:
Depreciation	1,536	1,419
Amortization of intangible assets	1,945	1,019
Share-based compensation	354	724
Investment income from equity interest	(223)	(171)
Tax benefit from stock plan transactions	(9)	(25)
Provision for litigation	-	8,819
Deferred income taxes	578	(2,719)
Other	(391)	(380)
Change in operating assets and liabilities:		-
Contract receivables, net	(1,606)	(669)
Prepaid expenses and other current assets	(552)	(549)
Accounts payable	(1,484)	1,463
Accrued compensation and employee benefits	2,438	24
Other accrued expenses	1,778	476
Other long-term liabilities	(77)	(307)
Net cash provided by operating activities	8,108	5,497
Cash flows from investing activities:
Purchase of business	(4,250)	-
Additions to property and equipment	(827)	(813)
Proceeds from sale of investments and long-lived assets	3	275
Dividends from equity investment	289	311
Payments related to the sale of building	-	(35)
Increase in other assets	(86)	(427)
Net cash used in investing activities	(4,871)	(689)
Cash flow from financing activities:
Repayments under term loan	(4,000)	-
Borrowings under revolving credit agreement	28,024	55,037
Repayments under revolving credit agreement	(28,024)	(62,167)
Proceeds from the exercise of stock plan transactions	265	414
Tax benefit from stock plan transactions	9	25
Payments of deferred financing costs	-	(15)
Net cash used in financing activities	(3,726)	(6,706)
Net decrease in cash and cash equivalents	(489)	(1,898)
Cash and cash equivalents, beginning of period	7,111	2,006
Cash and cash equivalents, end of period	$6,622	$108

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

In the opinion of management, all material adjustments that are of a normal and recurring nature necessary for a fair presentation of the results for the periods presented have been reflected. All material intercompany transactions and balances have been eliminated in consolidation. The results for the three and six months ended June 30, 2009 may not be indicative of the results that may be expected for the year ending December 31, 2009. The accompanying financial information should be read in conjunction with the consolidated financial statements and notes contained in the Company’s Form 10-K, filed with the United States Securities and Exchange Commission (“SEC”) for the year ended December 31, 2008.  The Company has reclassified certain prior period amounts to conform with the current period presentation.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification™ to become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. The Company expects to adopt SFAS 168 during the three months ended September 30, 2009 and is currently evaluating the impact that this adoption will have on its consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 will be effective for interim and annual financial periods ending after June 15, 2009. The Company adopted SFAS 165 during the three months ended June 30, 2009 and evaluated subsequent events through the issuance date of the financial statements. The Company evaluated its June 30, 2009 financial statements for subsequent events through August 10, 2009, the date the financial statements were available to be issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends FAS 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This FSP also amends ABP No. 28, “Interim Financial Reporting” to require those disclosures in summarized financial information at interim periods.  This FSP was effective for interim reporting periods ending after June 15, 2009 and the required disclosures are included in footnote 8.

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

In December 2008, the FASB issued FSP FAS No. 132(R)-1, “Employer’s Disclosures about Postretirement Benefit Plan Assets.” This FSP amends SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits — An Amendment of FASB Statements No. 87, 88, and 106” to require more detailed disclosures about plan assets of a defined benefit pension or other postretirement plan, including investment

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)

strategies; major categories of plan assets; concentrations of risk within plan assets; inputs and valuation techniques used to measure the fair value of plan assets; and the effect of fair-value measurements using significant unobservable inputs on changes in plan assets for the period. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009, with earlier application permitted. The adoption of this standard will have no effect on our financial position or results of operations.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” EITF 03-6-1 gives guidance as to the circumstances when unvested share-based payment awards should be included in the computation of earnings per share. The Company adopted EITF 03-6-1 on January 1, 2009. The adoption had no impact on the Company’s computation of earnings per share.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”), which amends the factors to be considered in renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  The Company adopted FSP 142-3 on January 1, 2009.  The adoption had no impact on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The Company adopted SFAS 160 on January 1, 2009. The adoption had no impact on the Company’s consolidated financial statements.

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

NOTE 3. BUSINESS ACQUISITION

On August 1, 2008, the Company completed the acquisition of Kadix Systems, LLC for $42.3 million in cash including acquisition costs of $408, with additional consideration of $5 million based on migration to the Company of services provided by Kadix under 8(a) contracts, which are stipulated for performance by minority/women owned contracts having an unrestricted status, and the achievement of anticipated 2009 gross margin targets.  During 2008, additional consideration of $5.0 million was earned and accrued as additional purchase price.  Of the additional purchase price, $750 was paid in 2008 and the remaining $4.3 million was paid in the first quarter of 2009.

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

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)

The following unaudited pro forma results of operations have been prepared as though the acquisition of Kadix had occurred on January 1, 2008. These pro forma results include adjustments for interest expense and amortization of deferred financing costs on the acquisition term loan used to finance the transaction, amortization expense for the identifiable intangible asset and the effect of income taxes. These unaudited pro forma results do not include certain nonrecurring costs Kadix paid at the closing of the sale, including the payout for Kadix’s Phantom Unit Plan and Ownership Appreciations Rights, professional fees related to the acquisition and discretionary bonuses.  Unaudited pro forma information does not purport to be indicative of the results of operations that would have been attained had the acquisition been made as of January 1, 2008, or of results of operations that may occur in the future.

	Three	Six
	Months	Months
	Ended	Ended
	June 30, 2008	June 30, 2008
Revenue	$66,863	$132,380
Gross profit	$12,615	$24,673
Operating income	$4,987	$432
Net income (loss)	$2,378	$(2,683)

Earnings (loss) per common share:
Basic	$0.25	$(0.28)
Diluted	$0.24	$(0.28)

NOTE 4. SUPPLEMENTAL BALANCE SHEET INFORMATION

The composition of selected balance sheet accounts is as follows:

	June 30,	December 31,
	2009	2008
Contract receivables, net
Billed receivables	$30,688	$35,423
Unbilled receivables(1):
Revenues recorded in excess of milestone billings on fixed price contracts with the States of Ohio and Tennessee	14,439	8,907
Retainages and fee withholdings	991	1,179
Other unbilled receivables	27,824	26,858
Total unbilled receivables	43,254	36,944
Allowance for doubtful accounts	(898)	(929)
Contract receivables, net	$73,044	$71,438

Prepaid expenses and other current assets:
Inventory	$909	$766
Restricted cash	34	150
Other	2,383	1,575
Prepaid expenses and other current assets	$3,326	$2,491

Property and equipment, net:
Production equipment	$11,588	$11,530
Software	11,616	11,602
Furniture and other equipment	8,123	7,644
Leasehold improvements	3,054	2,949
Property and equipment	34,381	33,725
Less accumulated depreciation	(25,785)	(24,376)
Property and equipment, net	$8,596	$9,349

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)

	June 30,	December 31,
	2009	2008
Other noncurrent assets:
Deferred compensation plan investments	$1,182	$1,107
Equity investments	1,030	1,180
Other	816	838
Other noncurrent assets	$3,028	$3,125

Accrued compensation and employee benefits:
Accrued compensation and related taxes	$7,407	$7,504
Accrued vacation	5,481	4,391
Accrued pension liability	626	-
Other	2,568	1,749
Accrued compensation and employee benefits	$16,082	$13,644

Other accrued expenses:
Accrued litigation reserve	$15,000	$15,000
Accrued acquisition costs	-	4,265
Accrued income taxes	3,901	2,042
Deferred gain on sale of building	676	676
Other	2,807	2,777
Other accrued expenses	$22,384	$24,760

Other long-term liabilities:
Accrued pension liability	$22,755	$22,570
Deferred gain on sale of building	3,719	4,057
Deferred compensation plan liability	1,182	1,107
Other	2,039	2,552
Other long-term liabilities	$29,695	$30,286

(1)
At June 30, 2009 and December 31, 2008, $531 and $495, respectively, of unbilled retainages and fee withholdings are not anticipated to be billed within one year.  Additionally, at June 30, 2009 and December 31, 2008, $9,585 and $4,557, respectively, of the unbilled balance under the Company’s contract with the State of Tennessee is not scheduled to be invoiced within one year.

NOTE 5. GOODWILL AND INTANGIBLE ASSETS

Components of the Company’s identifiable intangible assets are as follows:

	June 30, 2009			December 31, 2008
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Customer relationships	$13,400	$(11,314)	$2,086	$14,700	$(11,769)	$2,931
Customer contracts	3,500	(1,378)	2,122	3,500	(522)	2,978
Non-competition agreements	1,400	(174)	1,226	1,400	-	1,400
8(a) contract transition	130	(130)	-	130	(60)	70
Total	$18,430	$(12,996)	$5,434	$19,730	$(12,351)	$7,379

During the second quarter of 2009, the Company reduced the cost basis and related accumulated amortization of fully amortized intangible assets by $1,300. The Company recorded amortization expense for its identifiable intangible assets of $972 and $510 for the three months ended June 30, 2009 and June 30, 2008, respectively, and $1,945 and $1,019 for the six months then ended.  At June 30, 2009, estimated future amortization expense for the identifiable intangible assets to be recorded in subsequent fiscal years was as follows:

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)

Remainder of 2009	$1,360
2010	$1,542
2011	$1,188
2012	$492
2013	$349
2014 and thereafter	$503

There were no changes in the carrying amount of goodwill for the six months ended June 30, 2009. The carrying amount of goodwill of $97,641 at June 30, 2009 and December 31, 2008 was included in the Systems and Services segment.

NOTE 6. INCOME TAXES

The Company recorded income tax provisions of $2,753 and $90 in the first half of 2009 and 2008, respectively.  The effective income tax rate was 41.9% in the first half of 2009 and 2008, excluding the tax effect of the $8.8 million litigation provision recorded in 2008. The Company estimated the tax benefits associated with the first quarter 2008 litigation provision at $2.1 million.

As of June 30, 2009 the Company had $465 of unrecognized tax benefits, of which $269 would affect its effective tax rate if recognized. Accrued penalties and interest were $186 and $135 at June 30, 2009 and 2008, respectively.

The Internal Revenue Service (“IRS”) continues to challenge the deferral of income for tax reporting purposes related to unbilled receivables including the applicability of a Letter Ruling issued by the IRS to the Company in January 1976 which granted to the Company deferred tax treatment of the unbilled receivables.  This issue was elevated to the IRS National Office for determination.  On October 23, 2008, the Company received a notification of ruling from the IRS National Office.  This ruling provided clarification regarding the IRS position relating to revenue recognition for tax purposes regarding its unbilled receivables.  The Company estimates that application of the ruling would reduce tax deferred income as of June 30, 2009 by $2.7 million and, accordingly, has transferred $1.1 million of taxes from deferred to current taxes payable.  The Company does not believe that any adjustment to taxable income in prior years resulting from this ruling will result in the payment of any interest or penalties.

The Company files income tax returns in the U.S. federal jurisdiction and numerous state jurisdictions.  State tax returns for all years after 2004 are subject to future examination.  The IRS is currently examining the Company’s income tax returns for the years 2004 through 2007.

NOTE 7. FINANCING ARRANGEMENTS

The Company’s outstanding debt at June 30, 2009 and December 31, 2008 was $34.0 million and $38.0 million, respectively, which consisted of borrowings under the Company’s term loan.  The interest rate on the term loan outstanding balance at June 30, 2009 and December 31, 2008 was 3.22% and 4.21%, respectively, based on the 90-day LIBOR rate option that was in effect on June 30, 2009 and December 4, 2008, respectively.  The repayment of borrowings under the revolver is contractually due on August 1, 2013; however, the Company may repay at any time prior to that date.   At June 30, 2009, the remaining available balance to borrow against the Revolver was $25.0 million.

At June 30, 2009, the Company was in compliance with its loan covenants.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)

NOTE 8. FAIR VALUE MEASUREMENTS

The following tables present our assets and liabilities that are measured at fair value on a recurring basis consistent with the fair value hierarchy provisions of SFAS No. 157:

		Fair Value Measurements
		At June 30, 2009 Using
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Rabbi Trusts	Other noncurrent assets	$1,182	$-	$-	$1,182

Liabilities:
Interest rate swap	Other long-term liabilities	$-	$612	$-	$612

		Fair Value Measurements
		At December 31, 2008 Using
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Rabbi Trusts	Other noncurrent assets	$1,107	$-	$-	$1,107

Liabilities:
Interest rate swap	Other long-term liabilities	$-	$860	$-	$860

The following is a description of the valuation methodologies used for these items, as well as the general classification of such items pursuant to the fair value hierarchy of SFAS No. 157:

Investments held in Rabbi Trusts — The investments include exchange-traded equity securities and mutual funds. Fair values for these investments were based on quoted prices in active markets and were therefore classified within Level 1 of the fair value hierarchy.

Interest rate swap — The derivative is a receive-variable, pay-fixed interest rate swap based on the LIBOR rate and is designated as a fair value hedge under SFAS No. 133. Fair value was based on a model-driven valuation using the LIBOR rate, which was observable at commonly quoted intervals for the full term of the swap. Therefore, our interest rate swap was classified within Level 2 of the fair value hierarchy.

NOTE 9. DERIVATIVE FINANCIAL INSTRUMENTS

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

As of June 30, 2009, the total notional amount committed to the Company’s swap agreement was $17.0 million. On that date, the floating rate of a loan based on a 90-day LIBOR rate was 0.60%. The Company recorded a liability

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)

to recognize the fair value of the swap using level 2 inputs as described by SFAS No. 157 which has been accounted for as a component of other comprehensive loss.

The fair value effect on the financial statements from the interest rate swap designated as a cash flow hedge is as follows:

	June 30, 2009	December 31, 2008	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Other long-term liabilities	$612	$860
Gain recognized in other comprehensive income, net of tax			$109	$150

NOTE 10. DEFINED BENEFIT PENSION PLAN

The components of net periodic pension expense (income) for the Company’s defined benefit pension plan are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Interest cost on projected benefit obligation	$1,066	$959	$2,133	$1,918
Expected return on plan assets	(964)	(1,396)	(1,928)	(2,792)
Recognized actuarial loss	303	137	606	274
Net periodic pension expense (income)	$405	$(300)	$811	$(600)

Effective January 1, 2009, the Company changed the method used to recognize actuarial gains and losses from the average expected remaining service approach to the average remaining life expectancy approach.

NOTE 11. SHARE-BASED COMPENSATION

Share-Based Compensation Costs

Total share-based compensation recorded in the Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Cost of products and services	$67	$133	$147	$296
Selling, general and administrative	96	189	207	428
Total share-based compensation expense	$163	$322	$354	$724

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)

Stock Option Award Activity

The following table summarizes stock option activity under all plans:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value
Outstanding and exercisable at December 31, 2008	889,108	$8.42	2.1	$729
Granted	-	$-
Exercised	(13,214)	$7.47
Cancelled	(5,884)	$12.38
Outstanding and exercisable at June 30, 2009	870,010	$8.40	1.6	$1,841

Cash proceeds received, the intrinsic value and the total tax benefits realized resulting from stock option exercises were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Amounts realized or received from stock option exercises:
Cash proceeds received	$99	$73	$99	$186
Intrinsic value realized	$23	$36	$23	$70
Income tax benefit realized	$8	$13	$8	$24

Restricted Stock Award Activity

The following table summarizes restricted stock activity under the Company’s 2000 Incentive Plan:

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value
Nonvested at December 31, 2008	158,476	$10.61
Granted	77,272	$7.92
Vested	(53,301)	$11.99
Cancelled	(12,000)	$9.08
Nonvested at June 30, 2009	170,447	$9.06

The total fair value of restricted shares vested during the three months ended June 30, 2009 and 2008 was $248 and $1,021, respectively and $639 and $1,485, respectively, during the six months then ended. As of June 30, 2009, the total unrecognized compensation cost related to restricted stock awards was $1,271, which is expected to be amortized over a weighted-average period of 2.1 years.

NOTE 12. EARNINGS (LOSS) PER SHARE

For the three and six months ended June 30, 2009 and 2008, basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Unexercised stock options and unvested restricted shares are excluded from this calculation but are included in the diluted earnings per share calculation using the treasury stock method so long as their effect is not anti-dilutive.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)

For the three and six months ended June 30, 2009 and the three months ended June 30, 2008, diluted earnings per share are determined by using the weighted average number of common and dilutive common equivalent shares outstanding during the period.  For the six months ended June 30, 2008, the diluted effect of stock options and restricted stock grants of approximately 366,500 shares were not included in the computation of diluted loss per share as the net loss would have made their effect anti-dilutive.

Due to the anti-dilutive effect, approximately 570,700 and 651,400 options to purchase common stock were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2009, respectively.

The following table illustrates the reconciliation of the weighted average shares outstanding:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Weighted average shares outstanding - Basic	9,610,428	9,443,347	9,611,783	9,430,607
Diluted effect of stock options and restricted stock grants	119,293	281,492	115,604	-
Weighted average shares outstanding - Diluted	9,729,721	9,724,839	9,727,387	9,430,607

NOTE 13. BUSINESS SEGMENT, MAJOR CUSTOMERS AND RELATED PARTY INFORMATION

Business Segment

Results of operations information for the Company’s two reportable business segments are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues from external customers
Systems and Services	$68,128	$53,708	$135,331	$108,481
Metrigraphics	1,520	1,585	2,856	3,290
	$69,648	$55,293	$138,187	$111,771
Gross profit (loss)
Systems and Services	$11,113	$8,109	$22,373	$16,670
Metrigraphics	(52)	192	(234)	292
	$11,061	$8,301	$22,139	$16,962
Operating income (loss)
Systems and Services	$4,073	$2,755	$8,190	$(3,086)
Metrigraphics	(372)	(111)	(841)	(338)
	$3,701	$2,644	$7,349	$(3,424)

Sales between segments represent less than 1% of total revenue and are accounted for at cost.

Major Customers

Revenues from Department of Defense (“DoD”) customers in aggregate accounted for approximately 54% of total revenues in the three and six months ended June 30, 2009 and 69% and 72% of total revenues in the three and six months ended June 30, 2008, respectively.  No individual customers in the three or six months ended June 30, 2009 and 2008 accounted for more than 10% of total revenue.

In February 2008, the Company was awarded a $25.5 million fixed price contract from the State of Tennessee, which began in the second quarter of 2008 with deployment scheduled to occur in early 2010.  The outstanding contract receivable balance of the State of Tennessee contract at June 30, 2009 was $14.2 million.  At June 30, 2009

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)

and December 31, 2008, no other customers accounted for more than 10% of the outstanding contract receivable balance.

Related Party

Through its wholly owned subsidiary, HJ Ford, the Company has a 40% interest in HMRTech which is accounted for using the equity method.  Revenues from HMRTech included in contract revenues for the three and six months ended June 30, 2008 were $1,733 and $4,501, respectively. The amounts due from HMRTech included in contract receivables at June 30, 2009 and December 31, 2008 was $36 and $779, respectively.  In addition, HMRTech charged the Company $325 and $502 in the three months ended June 30, 2009 and 2008, respectively, and $640 and $754, respectively, for the six months then ended relating to contract work.  At June 30, 2009 and December 31, 2008, the Company had a related payable of $243 and $238, respectively.

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

In September 2008 the Company and the U.S. Attorney reached an agreement on principal settlement terms, including a settlement amount of $15 million, which was provided for by the Company in 2008 regarding a civil complaint filed on October 9, 2003 by the Government.  The Company anticipates execution of a final agreement and payment of the $15 million, plus interest, in the third quarter of 2009.

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

RECONCILIATION OF NON-GAAP MEASURES

	Six Months Ended
	June 30,
	2009			2008
(in millions)	$	% (2)		$ (1)	% (2)
GAAP operating income (loss)	$7.3	5.3%		$(3.4)	(3.1)%
Provision for litigation				8.8	7.9%
Non-GAAP operating income				$5.4	4.8%

GAAP income (loss) before provision for income taxes	$6.6	4.8%		$(3.5)	(3.2)%
Provision for litigation				8.8	7.9%
Non-GAAP income before provision for income taxes				$5.3	4.7%

GAAP provision for income taxes	$2.8	41.9%	(3)	$0.1	(2.5)%	(3)
Tax benefit for provision for litigation				2.1	24.1%	(3)
Non-GAAP provision for income taxes				$2.2	41.9%	(3)

GAAP net income (loss)	$3.8	2.8%		$(3.6)	(3.2)%
Provision for litigation, net of tax benefit				6.7	6.0%
Non-GAAP net income				$3.1	2.7%

(1)	Totals may not add due to rounding.
(2)
Represents a percentage of total revenue of $138.2 million and $111.8 million for the six months ended June 30, 2009 and 2008, respectively, excluding the percentages for provision for income taxes and the tax benefit for provision for litigation.

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

We have two reportable business segments: Systems and Services, and Metrigraphics. The Systems and Services segment accounted for approximately 98% of total revenue and the Metrigraphics segment accounted for approximately 2% of total revenue in the six months ended June 30, 2009.

Industry

We are cognizant of changing priorities of the federal government.  Federal agencies are focusing their procurement activities on execution of President Obama administration’s broad array of policy initiatives.  Cyber-security and information assurance, a shift in defense acquisition priorities and processes, financial stabilization, investment in health care IT and military health care programs and energy independence stand out as top federal priority areas for increased funding.

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

Regarding federal acquisition reform, we have already experienced and are successfully dealing with these changes.  Over the past three years, we have seen a marked change in the mix of contract types that reflect the recent trends in the nature of federal procurement.  In the second quarter of 2009, 38 percent of our revenues were from fixed price contracts, compared with 33 percent in the second quarter of 2008.  In addition, nearly all of our contracts have been awarded through a competitive procurement process.

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

Outlook

Our business is conducted primarily with U.S. Government customers under both short-term and long-term contracts.  We have aligned our service offerings to current economic conditions and customer needs. The U.S. Government’s budgetary processes give us good visibility regarding future spending and the threat areas that are being addressed. Management believes that our current contracts and backlog of previously awarded contracts are well aligned with the direction of our customers’ future needs, and this provides us with good insight regarding future cash flows. In 2008, we recorded improved operating results absent the effect of the provision for litigation which, when included, resulted in a net loss.  Nonetheless, management recognizes that the current economic situation and significant changes in priorities under the new administration likely will result in significant changes in federal spending with increases in some areas and decreases in others.  While we may benefit from the increases, certain programs in which we participate may be subject to reductions.

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

For information regarding our critical accounting policies, refer to the section titled “Critical Accounting Policies” in Part II, Item 7 of our 2008 Form 10-K. There have been no material changes from the critical accounting policies previously disclosed in our most recent Form 10-K.

RESULTS OF OPERATIONS

Operating results expressed as a percentage of segment and total revenue are as follows:

	Three Months Ended June 30,
	2009			2008
(in millions)	$ (1)%			$ (1)%
Contract revenue	$68.1	97.8%		$53.7	97.1%
Product sales	1.5	2.2		1.6	2.9
Total revenue	$69.6	100.0%		$55.3	100.0%

Gross profit on contract revenue (3)	$11.1	16.3%		$8.1	15.1%
Gross profit (loss) on product sales (3)	(0.1)	(3.4)%		0.2	12.1%
Total gross profit (3)	11.1	15.9%		8.3	15.0%

Selling, general and administrative	6.4	9.2%		5.1	9.3%
Amortization of intangible assets	1.0	1.4%		0.5	0.9%
Operating income	3.7	5.3%		2.6	4.8%
Interest expense, net	(0.5)	(0.7)%		(0.1)	(0.3)%
Other income, net	0.3	0.4%		0.2	0.4%
Provision for income taxes	1.5	41.5%	(2)	1.1	40.6%	(2)
Net income	$2.1	2.9%		$1.6	2.9%

	Six Months Ended June 30,
	2009			2008
(in millions)	$ (1)%			$ (1)%
Contract revenue	$135.3	97.9%		$108.5	97.1%
Product sales	2.9	2.1		3.3	2.9
Total revenue	$138.2	100.0%		$111.8	100.0%

Gross profit on contract revenue (3)	$22.4	16.5%		$16.7	15.4%
Gross profit (loss) on product sales (3)	(0.2)	(8.2)%		0.3	8.9%
Total gross profit (3)	22.1	16.0%		17.0	15.2%

Selling, general and administrative	12.8	9.3%		10.5	9.4%
Provision for litigation	-	0.0%		8.8	7.9%
Amortization of intangible assets	1.9	1.4%		1.0	0.9%
Operating income (loss)	7.3	5.3%		(3.4)	(3.1)%
Interest expense, net	(1.1)	(0.8)%		(0.3)	(0.3)%
Other income, net	0.3	0.2%		0.2	0.2%
Provision for income taxes	2.8	41.9%	(2)	0.1	(2.5)%	(2)
Net income (loss)	$3.8	2.8%		$(3.6)	(3.2)%

(1)	Totals may not add due to rounding.
(2)	The percentage of provision for income taxes relates to a percentage of income (loss) before income taxes.
(3)	These amounts represent a percentage of contract revenues, product sales and total revenues, respectively.

Revenues

We reported total revenues of $69.6 million and $55.3 million in the three months ended June 30, 2009 and 2008, respectively. Total revenues for the second quarter of 2009 represent an increase of $14.3 million, or 26.0% of total revenue, from the same period in 2008.  Our revenues for the six months ended June 30, 2009 and 2008 were $138.2 million and $111.8 million, respectively, representing an increase of $26.4 million, or 23.6% of total revenue, from the same period in 2008. The organic growth rate for the three and six months ended June 30, 2009 was 4.2% and 4.4%, respectively.  Our computation of organic growth adds Kadix’s second quarter and first half of 2008 revenue of $11.6 and $20.6 million, respectively, to the Company’s reported revenues for such periods.

Contract Revenues

Contract revenues in our Systems and Services segment were earned from the following sectors:

	Three Months Ended		Three Months Ended June 30,
	March 31, 2009 (1)		2009		2008
(in millions)	$ (2)	% (2)	$ (2)	% (2)	$ (2)	% (2)
National defense and intelligence agencies	$37.2	55.3%	$36.5	53.6%	$37.2	69.2%
Federal civilian agencies	10.8	16.1	11.0	16.2	6.8	12.7
Homeland Security	13.1	19.5	13.7	20.1	1.6	3.0
State and local government agencies	5.8	8.7	6.5	9.5	7.4	13.7
Other	0.3	0.5	0.4	0.6	0.8	1.4
Total contract revenues	$67.2	100.0%	$68.1	100.0%	$53.7	100.0%

	Six Months Ended June 30,
	2009		2008
(in millions)	$ (2)	% (2)	$ (2)	% (2)
National defense and intelligence agencies	$73.7	54.5%	$78.1	72.0%
Federal civilian agencies	21.8	16.1	13.4	12.4
Homeland Security	26.8	19.8	2.9	2.7
State and local government agencies	12.3	9.1	12.6	11.6
Other	0.7	0.5	1.4	1.3
Total contract revenues	$135.3	100.0%	$108.5	100.0%

(1)	Amounts for the three months ended March 31, 2009 have been reclassified to conform to current period presentation.
(2)	Totals may not add due to rounding.

The decrease in revenues from national defense and intelligence agencies in the three and six months ended June 30, 2009 compared to the same period in 2008 was due to lower revenues from the transition of the U.S. Air Force Electronic Systems Center Information Technology Services Program II contract to the small business set-aside Professional Acquisition Support Services contract and the wind down of the U.S. Navy Trident Missile program.

The increase in revenues from federal civilian agencies and homeland security in the three and six months ended June 30, 2009 compared to the same period in 2008 was primarily due to added revenues related to the Kadix acquisition, supplemented by new contract and task order awards received in the second half of 2008 and in 2009.

The decrease in revenues from state and local government agencies in the three and six months ended June 30, 2009 compared to the same period in 2008 was primarily due to lower revenues from the State of Ohio contract, which is now completed, partially offset by revenues from the new child welfare system development project with the State of Tennessee which began in the second quarter of 2008.  Revenues from the State of Tennessee contract are currently projected at an estimated $13 million for 2009, compared with $7.0 million for 2008.  Revenues from the State of Ohio contract, which is now completed, were $0.5 million in the first half of 2009, compared with $12.1 million for all of 2008.

Revenues by contract type as a percentage of Systems and Services revenues were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Time and materials	44%	46%	45%	50%
Cost reimbursable	18	21	18	20
Fixed price, including service type contracts	38	33	37	30
	100%	100%	100%	100%

Prime contract	71%	64%	71%	62%
Sub-contract	29	36	29	38
	100%	100%	100%	100%

Prime contract revenues increased in the three and six months ended June 30, 2009 compared to the same periods in 2008 as a result of an increasing portion of contracts awarded under DRC’s agency-wide multiple award schedule indefinite delivery-indefinite quantity contracts, including contracts received through the Kadix acquisition.

Product Sales

Product sales for our Metrigraphics segment were $1.5 million and $1.6 million in the three months ended June 30, 2009 and 2008, respectively, and $2.9 and $3.3 million, respectively, in the first half then ended.  The decrease in product sales was primarily due to lower orders for products other than medical device components, reflecting general economic conditions.

Funded Backlog

Our funded backlog was $138.3 million at June 30, 2009 and $149.2 million at December 31, 2008. We expect that substantially all of our backlog will generate revenue during the subsequent twelve month period.

Gross Profit

Total gross profit was $11.1 million and $8.3 million for the three months ended June 30, 2009 and 2008, respectively, resulting in a gross margin of 15.9% and 15.0%, respectively.  For the six months ended June 30, 2009 and 2008, the total gross profit was $22.1 million and $17.0 million, respectively, resulting in a gross margin of 16.0% and 15.2%, respectively.

Our gross profit and gross margin on contract revenue increased to $11.1 million and 16.3% in the second quarter of 2009 from $8.1 million and 15.1% in the second quarter of 2008. For the six months ended June 30, 2009 and 2008, the gross profit on contract revenue was $22.4 million and $16.7 million, respectively, resulting in a gross margin of 16.5% and 15.4%, respectively.  The improvement was due to the addition of higher margin services provided by the acquired Kadix operations, improved labor utilization and a shift from subcontract work to prime contract work, partially offset by an increase in pension expense due to the decline in plan asset performance in 2008.

Our gross loss on product sales was $0.1 million and $0.2 million for the three and six months ended June 30, 2009, respectively, compared to gross profit of $0.2 million and $0.3 million for the same three and six month periods in 2008.  The decrease in gross profit was primarily attributable to lower revenues.

Selling, general and administrative expenses

Selling, general and administrative expenses were $6.4 million and $5.1 million in the three months ended June 30, 2009 and 2008, respectively, and $12.8 million and $10.5 million for the respective six months then ended.

Selling, general and administrative expenses as a percent of total revenue in the second quarter of 2009 and 2008 was 9.2% and 9.3%, respectively, and 9.3% and 9.4% for the respective six months then ended. Selling, general and administrative expenses in 2009 were higher compared to 2008 as a result of added costs to support the acquired Kadix operations and higher legal fees.

Provision for litigation

During the first quarter of 2008, we increased the accrual for litigation to $9.0 million based on the March 2008 court ruling on the U.S. Government’s motion for summary judgment.  Further discussion related to this litigation is referenced in Note 14 of our Notes to Condensed Consolidated Financial Statements.

Amortization of intangible assets

Amortization expense was $1.0 million and $0.5 million in the three months ended June 30, 2009 and 2008, respectively, and $1.9 million and $1.0 million for the respective six months then ended.  The increase in amortization expense primarily relates to intangible assets acquired as the result of our 2008 acquisition of Kadix and is included in the Systems and Services segment. The remaining amortization expense for the current fiscal year is expected to be approximately $0.8 million for the third quarter and $0.6 million for the fourth quarter, a total of $1.4 million.

Interest expense, net

We incurred interest expense of $0.5 million and $0.1 million in the three months ended June 30, 2009 and 2008, respectively, and $1.1 million and $0.3 million for the respective six months then ended. The increase in interest expense was due to the addition of the term loan used to finance the Kadix acquisition.

Other income (expense), net

Other income (expense) consists of our portion of earnings and losses in HMRTech, gains and losses realized from our deferred compensation plan and results from other non-operating transactions, all of which were immaterial to our results.

Income tax provision

We recorded income tax provisions of $1.5 million and $1.1 million in the three months ended June 30, 2009 and 2008, respectively, and $2.8 million and $0.1 million in the respective six months then ended.  The effective income tax rate was 41.9% in the first half of 2009 and 2008, excluding the tax effect of the $8.8 million litigation provision recorded in 2008. The Company estimated the tax benefits associated with the first quarter 2008 litigation provision at $2.1 million.  This estimate was revised in the third quarter of 2008 based on the proposed terms of the settlement agreement with the Department of Justice.

LIQUIDITY AND CAPITAL RESOURCES

The following discussion analyzes liquidity and capital resources by operating, investing and financing activities as presented in our Consolidated Statements of Cash Flows. Our principal sources of liquidity are cash flows from operations and borrowings from our revolving credit facility. At June 30, 2009, the borrowing capacity available under our revolver was $25.0 million.

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

We anticipate paying the $15.0 million litigation settlement due to the Government in the third quarter of 2009.  This litigation settlement is further described in Note 14 of our Notes to Condensed Consolidated Financial Statements of this Form 10-Q.  We will use available cash on hand and borrow the remaining portion from our revolver.

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

At June 30, 2009 and December 31, 2008, we had cash and cash equivalents aggregating $6.6 million and $7.1 million, respectively. Our operating practice is to apply cash received against any outstanding revolving credit facility balances.  When a revolver balance exists, cash balances at the end of the period generally reflect the timing and size of cash receipts at the end of the period.

Operating activities

Net cash provided by operating activities totaled $8.1 million in the first half of 2009 compared to $5.5 million in the same period of 2008. The cash provided by operating activities in the first half of 2009 and 2008 was primarily attributable to net earnings realized during the quarter.

Contract receivables were $73.0 million at June 30, 2009, or 94 days sales outstanding (DSO), compared to $71.4 million, or 95 days at December 31, 2008. Billed receivables decreased $4.7 million during the first half of 2009, while unbilled receivables increased $6.3 million.  Federal business DSO was 79 days at June 30, 2009 compared to 86 days at December 31, 2008.  The difference between consolidated DSO and federal DSO was primarily due to our contracts with the States of Ohio and Tennessee which had aggregate contract receivable balances outstanding of $15.3 million and $12.7 million at June 30, 2009 and December 31, 2008, respectively.

In February 2008, we were awarded a $25.5 million fixed price contract from the State of Tennessee, which began in the second quarter of 2008 with deployment scheduled to occur in early 2010.  The outstanding contract receivable balance of the State of Tennessee contract at June 30, 2009 was $14.2 million and is currently projected to be approximately $17 million at the end of 2009.

Our net deferred tax asset was $7.1 million and $7.7 million at June 30, 2009 and December 31, 2008, respectively.  The decrease in the deferred tax asset is due to an increase in unbilled revenue for tax reporting purposes.  We paid $0.3 million in income taxes in the first half of 2009 and currently anticipate additional income tax payments of $0.5 million in the second half of 2009.  The IRS continues to challenge the deferral of income for tax purposes related to unbilled receivables including the applicability of a Letter Ruling issued by the IRS to the Company in January 1976 which granted to us deferred tax treatment of the unbilled receivables.  This issue was elevated to the IRS National Office for determination.  On October 23, 2008, we received a notification of ruling from the IRS National Office.  This ruling provided clarification regarding the IRS position relating to revenue recognition for tax purposes regarding our unbilled receivables.  We estimate that application of the ruling would reduce tax deferred income as of June 30, 2009 by $2.7 million and, accordingly, have transferred $1.1 million of taxes from deferred to current taxes payable.  We do not believe that any adjustment to taxable income in prior years resulting from this ruling will result in the payment of any interest or penalties.

Share-based compensation was $0.4 million in the first half of 2009, compared to $0.7 million in the same period in 2008.  As of June 30, 2009 the total unrecognized compensation related to restricted stock awards was $1.3 million to be recognized over 2.1 years.

Non-cash amortization expense of our acquired intangible assets was $1.9 million and $1.0 million in the first half of 2009 and 2008, respectively.  We anticipate that non-cash expense for the amortization of intangible assets will be approximately $0.8 million in the third quarter of 2009 and $0.6 million in the fourth quarter of 2009 due to intangible assets acquired in previous years becoming fully amortized.

Pension expense was $0.8 million for the first half of 2009 compared to pension income of $0.6 million in the same period in 2008.  The increase in expense was due to the decline in plan asset performance in 2008.  We will be required to make contributions totaling $3.7 million by September 15, 2010, of which $0.6 million would be required in 2009.  We are considering the benefits and costs related to electing to accelerate up to $2 million in payments in the third quarter of 2009.

Investing activities

Net cash used in investing activities was $4.9 million and $0.7 million in the first half of 2009 and 2008, respectively. The net cash used in 2009 was primarily comprised of additional consideration paid as part of the Kadix acquisition.  Net cash used also consisted of capital expenditures of $0.8 million in the first half of 2009 and 2008. Net cash used in investing activities in the first quarter of 2008 was partially offset by proceeds from the sale of investments and dividends received from HMRTech. We expect capital expenditures in the range of $6 million to $7 million in 2009.

Financing activities

Net cash used in financing activities was $3.7 million and $6.7 million in the first half of 2009 and 2008, respectively. The amount of cash used in 2009 primarily represents payments under our term loan of $4.0 million partially offset by $0.3 million of proceeds from the issuance of common stock through employee stock purchase plan transactions.  The amount of cash used in 2008 represents net payments under our then existing revolving credit agreement of $7.1 million partially offset by $0.4 million of proceeds from the issuance of common stock through the exercises of stock options and employee stock purchase plan transactions.

The average daily borrowing on our revolver for the first half of 2009 was $0.4 million at an interest rate of 3.25%, compared to an average daily borrowing of $6.0 million at a weighted average interest rate of 5.47% in the first half of 2008.  The average interest rate of our combined term loan interest rate and swap agreement interest rate was 4.41% for the first half of 2009.

RECENT ACCOUNTING PRONOUNCEMENTS

A description of recent accounting pronouncements are referenced in Note 2 of our Condensed Consolidated Financial Statements of this Form 10-Q.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk associated with our term loan and revolver, where interest payments are tied to either the LIBOR or prime rate.  The interest rate at June 30, 2009 on our $34 million term loan was 3.22%. The interest rate on our swap agreement effectively fixes the interest rate on half of our outstanding term loan at 3.60% (excluding the applicable margin of 2.00%). At any time, a sharp rise in interest rates could have an adverse effect on net interest expense as reported in our Consolidated Statements of Operations. Our potential loss over one year that would result in a hypothetical and instantaneous increase of one full percentage point in the interest rate on half of our term loan would increase annual interest expense by approximately $0.2 million.

In addition, historically our investment positions have been relatively small and short-term in nature.  We typically invest excess cash in money market accounts with original maturities of three months or less with no exposure to market interest rates. We have no significant exposure to foreign currency fluctuations. Foreign sales, which are nominal, are primarily denominated in U.S. dollars.

Item 4. CONTROLS AND PROCEDURES

The Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) evaluated, together with other members of senior management, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2009; and, based on this review, the Company’s CEO and CFO concluded that, as of June 30, 2009, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by it in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarterly period ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  During the quarter ended June 30, 2009, the Company completed integration activities related to the acquired Kadix operations, and as a result management’s assessment of internal control for the year ended December 31, 2009 will include the acquired operations.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

As a defense contractor, we are subject to many levels of audit and review from various government agencies, including the Defense Contract Audit Agency, various inspectors general, the Defense Criminal Investigation Service, the Government Accountability Office, the Department of Justice and Congressional Committees. Both related to and unrelated to our defense industry involvement, we are, from time to time, involved in audits, lawsuits, claims, administrative proceedings and investigations. We accrue for liabilities associated with these activities when it becomes probable that future expenditures will be made and such expenditures can be reasonably estimated. We are a party to or have property subject to litigation and other proceedings referenced in Note 14 of the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q and in Note 13 of our Form 10-K for the year ended December 31, 2008. Our evaluation of the likelihood of expenditures related to these matters is subject to change in future periods, depending on then current events and circumstances, which could have a material adverse effect on our business, financial position, results of operations and cash flows.

Item 1A. RISK FACTORS

For information regarding factors that could affect our results of operations, financial condition and liquidity, refer to the section titled “Risk Factors” in Part I, Item 1A of our 2008 Form 10-K. There have been no material changes from the risk factors previously disclosed in our most recent Form 10-K.

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

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased as	of Shares that
			Part of	May Yet Be
	Total Number	Average Price	Publicly	Purchased
	of Shares	Paid Per	Announced	Under the
Period	Purchased	Share	Programs	Programs
April 1, 2009 to April 30, 2009	2,750	$7.70	-	$-
May 1, 2009 to May 31, 2009	119	$9.02	-	-
June 1, 2009 to June 30, 2009	-	$-	-	-
Total	2,869	$7.76	-	$-

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Shareholders was held on June 3, 2009. Proxies representing 7,512,250 shares were received. The total shares outstanding as of the April 13, 2009 Record Date were 9,730,029. The following proposal was adopted by the votes specified below:

The number of votes to elect two Class I directors for a term of three years expiring at the 2012 Annual Meeting of Stockholders was as follows:

	Number of Shares Voted For	Number of Shares Withheld
Class I Directors:
Lieutenant General Charles P. McCausland (U.S.A.F., retired)	4,705,760	2,806,490
General George T. Babbitt (U.S.A.F., retired)	4,712,020	2,800,230

Continuing Class II directors and Class III directors with terms expiring at the 2010 Annual Meeting of Stockholders and 2011 Annual Meeting of Stockholders, respectively, were as follows:

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

DYNAMICS RESEARCH CORPORATION
(Registrant)

Date: August 10, 2009	/s/ David Keleher
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: August 10, 2009	/s/ Shaun N. McCarthy
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)