Form 10-Q
period 2009-09-30
DYNAMICS RESEARCH CORP
filed 2009-11-09
CIK 30822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

As of October 31, 2009, there were 9,918,747 shares of the registrant’s common stock outstanding.

DYNAMICS RESEARCH CORPORATION
FORM 10-Q
For the Quarterly Period Ended September 30, 2009

		Page
Part I. Financial Information
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2009 (unaudited) and December 31, 2008	3
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2009 and 2008 (unaudited)	4
	Condensed Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) for the three months ended September 30, 2009 and 2008 (unaudited)	5
	Condensed Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) for the nine months ended September 30, 2009 and 2008 (unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 (unaudited)	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	28

Part II. Other Information
Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 6.	Exhibits	29

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
 (dollars in thousands, except share data)

	September 30,	December 31,
	2009	2008
Assets	(unaudited)
Current assets
Cash and cash equivalents	$213	$7,111
Contract receivables, net	71,925	71,438
Prepaid expenses and other current assets	4,622	2,491
Total current assets	76,760	81,040
Noncurrent assets
Property and equipment, net	9,238	9,349
Goodwill	97,641	97,641
Intangible assets, net	4,625	7,379
Deferred tax asset	10,314	10,396
Other noncurrent assets	3,146	3,125
Total noncurrent assets	124,964	127,890
Total assets	$201,724	$208,930

Liabilities and stockholders' equity
Current liabilities
Current portion of long-term debt	$8,000	$8,000
Accounts payable	15,659	18,095
Accrued compensation and employee benefits	17,121	13,644
Deferred taxes	9,670	2,670
Other accrued expenses	2,720	24,760
Total current liabilities	53,170	67,169
Long-term liabilities
Long-term debt	28,298	30,000
Other long-term liabilities	30,611	30,286
Total long-term liabilities	58,909	60,286
Total liabilities	112,079	127,455
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.10 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.10 par value; 30,000,000 shares authorized; 9,837,566 and 9,674,512 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	984	967
Capital in excess of par value	53,171	51,919
Accumulated other comprehensive loss, net of taxes	(22,143)	(22,268)
Retained earnings	57,633	50,857
Total stockholders' equity	89,645	81,475
Total liabilities and stockholders' equity	$201,724	$208,930

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
 (dollars in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Contract revenue	$67,504	$62,300	$202,835	$170,781
Product sales	1,733	1,191	4,589	4,481
Total revenue	69,237	63,491	207,424	175,262

Cost of contract revenue	56,882	52,256	169,840	144,067
Cost of product sales	1,491	1,271	4,581	4,269
Total cost of revenue	58,373	53,527	174,421	148,336

Gross profit on contract revenue	10,622	10,044	32,995	26,714
Gross profit (loss) on product sales	242	(80)	8	212
Total gross profit	10,864	9,964	33,003	26,926

Selling, general and administrative expenses	5,911	5,529	18,756	16,077
Provision for litigation	-	6,000	-	14,819
Amortization of intangible assets	809	718	2,754	1,737
Operating income (loss)	4,144	(2,283)	11,493	(5,707)
Interest expense, net	(434)	(424)	(1,530)	(705)
Other income, net	264	39	585	207
Income (loss) before provision for income taxes	3,974	(2,668)	10,548	(6,205)
Provision (benefit) for income taxes	1,019	(2,436)	3,772	(2,346)
Net income (loss)	$2,955	$(232)	$6,776	$(3,859)

Earnings (loss) per common share
Basic	$0.31	$(0.02)	$0.70	$(0.41)
Diluted	$0.30	$(0.02)	$0.69	$(0.41)

Weighted average shares outstanding
Basic	9,678,983	9,487,155	9,631,659	9,471,420
Diluted	9,983,825	9,487,155	9,840,605	9,471,420

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (unaudited)
 (in thousands)

			Capital	Accumulated
	Common Stock		in Excess	Other
	Issued		of Par	Comprehensive	Retained
	Shares	Par value	Value	Loss	Earnings	Total
Balance at June 30, 2009	9,762	$976	$52,433	$(22,118)	$54,678	$85,969
Comprehensive income:
Net income	-	-	-	-	2,955	2,955
Other comprehensive income, net of tax:
Changes in unrealized loss on derivative instruments	-	-	-	(25)	-	(25)
Comprehensive income	-	-	-	-	-	2,930
Issuance of common stock through stock plan transactions	60	7	549	-	-	556
Issuance of restricted stock	23	2	(2)	-	-	-
Forfeiture of restricted stock	(3)	-	-	-	-	-
Release of restricted stock	(4)	(1)	(48)	-	-	(49)
Share-based compensation	-	-	193	-	-	193
Tax benefit from stock plan transactions	-	-	46	-	-	46
Balance at September 30, 2009	9,838	$984	$53,171	$(22,143)	$57,633	$89,645

			Capital	Accumulated
	Common Stock		in Excess	Other
	Issued		of Par	Comprehensive	Retained
	Shares	Par value	Value	Loss	Earnings	Total
Balance at June 30, 2008	9,562	$956	$50,995	$(6,853)	$48,420	$93,518
Comprehensive loss:
Net loss	-	-	-	-	(232)	(232)
Other comprehensive income, net of tax:
Changes in unrealized loss on derivative instruments	-	-	-	(54)	-	(54)
Comprehensive loss	-	-	-	-	-	(286)
Issuance of common stock through stock plan transactions	41	4	243	-	-	247
Issuance of restricted stock	38	4	(4)	-	-	-
Forfeiture of restricted stock	(5)	-	-	-	-	-
Release of restricted stock	-	-	(2)	-	-	(2)
Share-based compensation	-	-	219	-	-	219
Tax benefit from stock plan transactions	-	-	44	-	-	44
Balance at September 30, 2008	9,636	$964	$51,495	$(6,907)	$48,188	$93,740

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (unaudited)
 (in thousands)

			Capital	Accumulated
	Common Stock		in Excess	Other
	Issued		of Par	Comprehensive	Retained
	Shares	Par value	Value	Loss	Earnings	Total
Balance at December 31, 2008	9,675	$967	$51,919	$(22,268)	$50,857	$81,475
Comprehensive income:
Net income	-	-	-	-	6,776	6,776
Other comprehensive income, net of tax:
Changes in unrealized loss on derivative instruments	-	-	-	125	-	125
Comprehensive income	-	-	-	-	-	6,901
Issuance of common stock through stock plan transactions	96	10	811	-	-	821
Issuance of restricted stock	100	10	(10)	-	-	-
Forfeiture of restricted stock	(15)	(1)	1	-	-	-
Release of restricted stock	(18)	(2)	(152)	-	-	(154)
Share-based compensation	-	-	547	-	-	547
Tax benefit from stock plan transactions	-	-	55	-	-	55
Balance at September 30, 2009	9,838	$984	$53,171	$(22,143)	$57,633	$89,645

			Capital	Accumulated
	Common Stock		in Excess	Other
	Issued		of Par	Comprehensive	Retained
	Shares	Par value	Value	Loss	Earnings	Total
Balance at December 31, 2007	9,510	$951	$50,251	$(6,745)	$52,047	$96,504
Comprehensive loss:
Net loss	-	-	-	-	(3,859)	(3,859)
Other comprehensive loss, net of tax:
Reclassification adjustment for realized gain on sale of investments	-	-	-	(108)	-	(108)
Changes in unrealized loss on derivative instruments	-	-	-	(54)	-	(54)
Comprehensive loss	-	-	-	-	-	(4,021)
Issuance of common stock through stock plan transactions	91	9	652	-	-	661
Issuance of restricted stock	86	9	(9)	-	-	-
Forfeiture of restricted stock	(10)	(1)	1	-	-	-
Release of restricted stock	(41)	(4)	(412)	-	-	(416)
Share-based compensation	-	-	943	-	-	943
Tax benefit from stock plan transactions	-	-	69	-	-	69
Balance at September 30, 2008	9,636	$964	$51,495	$(6,907)	$48,188	$93,740

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(dollars in thousands)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$6,776	$(3,859)
Adjustments to reconcile net cash provided by (used in) operating activities:
Depreciation	2,326	2,187
Amortization of intangible assets	2,754	1,737
Share-based compensation	547	943
Investment income from equity interest	(316)	(411)
Tax benefit from stock plan transactions	(55)	(69)
Provision (payment) for litigation	(15,000)	14,819
Deferred income taxes	7,000	(473)
Other	(512)	(516)
Change in operating assets and liabilities:		-
Contract receivables, net	(487)	4,950
Prepaid expenses and other current assets	(2,131)	(3,867)
Accounts payable	(2,436)	4,189
Accrued compensation and employee benefits	3,477	783
Other accrued expenses	(2,889)	192
Other long-term liabilities	835	(544)
Net cash provided by (used in) operating activities	(111)	20,061
Cash flows from investing activities:
Purchase of business	(4,250)	(42,436)
Additions to property and equipment	(2,283)	(1,509)
Proceeds from sale of investments and long-lived assets	230	280
Dividends from equity investment	456	411
Payments related to the sale of building	-	(35)
Increase in other assets	(114)	(489)
Net cash used in investing activities	(5,961)	(43,778)
Cash flow from financing activities:
Borrowings under term loan	-	40,000
Repayments under term loan	(6,000)	-
Borrowings under revolving credit agreement	50,121	69,225
Repayments under revolving credit agreement	(45,823)	(76,962)
Proceeds from the exercise of stock plan transactions	821	661
Tax benefit from stock plan transactions	55	69
Payments of deferred financing costs	-	(464)
Net cash provided by (used in) financing activities	(826)	32,529
Net increase (decrease) in cash and cash equivalents	(6,898)	8,812
Cash and cash equivalents, beginning of period	7,111	2,006
Cash and cash equivalents, end of period	$213	$10,818

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)

NOTE 1. BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Dynamics Research Corporation (the “Company”) and its subsidiaries included herein have been prepared in accordance with accounting principles generally accepted in the United States of America.  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  Dollars are in thousands, except per share amounts, unless otherwise noted.

In the opinion of management, all material adjustments that are of a normal and recurring nature necessary for a fair presentation of the results for the periods presented have been reflected. All material intercompany transactions and balances have been eliminated in consolidation. The results for the three and nine months ended September 30, 2009 may not be indicative of the results that may be expected for the year ending December 31, 2009. The accompanying financial information should be read in conjunction with the consolidated financial statements and notes contained in the Company’s Form 10-K, filed with the United States Securities and Exchange Commission (“SEC”) for the year ended December 31, 2008.  The Company has reclassified certain prior period amounts to conform with the current period presentation.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the Financial Accounting Standard Board (“FASB”) issued guidance updating current principles related to revenue recognition when there are multiple-element arrangements. This revised guidance relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting and modifies the manner in which the transaction consideration is allocated across the separately identifiable deliverables. The guidance also expands the disclosures required for multiple-element revenue arrangements. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, although earlier adoption is permitted. The Company is currently evaluating the potential impact of this standard on its financial position and results of operations.

In August 2009, the FASB issued additional guidance on determining the fair value of liabilities when a quoted price in an active market for an identical liability is not available. The guidance became effective for the Company on October 1, 2009 and is not expected to have a significant impact on the measurement of the Company’s liabilities as of that date.

In June 2009, the FASB issued the Accounting Standards Codification (the “Codification”).  The Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The Codification, which changed the referencing of financial standards, was effective for interim or annual financial periods ending after September 15, 2009. The implementation of this standard had no impact on the Company’s financial position and results of operations.

In June 2009, the FASB issued guidance updating changes to consolidation applicable to a variable interest entity (“VIE”). It also amends the guidance governing the determination of whether an entity is the VIE’s primary beneficiary (the reporting entity that must consolidate the VIE) by requiring a qualitative analysis rather than a quantitative analysis. This guidance also requires continuous reassessment of whether an enterprise is the primary beneficiary of a VIE. This guidance is effective for fiscal and interim reporting periods beginning after November 15, 2009. The Company currently is evaluating the provisions of this guidance to determine the impact of adoption on its consolidated financial statements.

In May 2009, the FASB issued new guidance on subsequent events.  The standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The standard was effective for interim and annual financial periods ending after June 15, 2009. The implementation of this standard did not have a material impact on the Company’s consolidated financial position and results of operations. The Company evaluated subsequent events through November 9, 2009, the date of issuance of its financial statements.  The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)

In April 2009, the FASB issued a staff position to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This guidance was effective for interim reporting periods ending after June 15, 2009.  The implementation of this standard had no impact on the Company’s financial position and results of operations.

In April 2009, the FASB issued a staff position which addresses application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The guidance is applied prospectively to assets or liabilities arising from contingencies in business combinations for which the acquisition date occurs after January 1, 2009.  The implementation of this standard did not have a material impact on the Company’s financial position and results of operations.

In December 2008, the FASB issued a staff position which requires more detailed disclosures about plan assets of a defined benefit pension or other postretirement plan, including investment strategies; major categories of plan assets; concentrations of risk within plan assets; inputs and valuation techniques used to measure the fair value of plan assets; and the effect of fair-value measurements using significant unobservable inputs on changes in plan assets for the period. The guidance is effective for fiscal years ending after December 15, 2009, with earlier application permitted. The adoption of this standard will have no effect on the Company’s financial position or results of operations.

In June 2008, the FASB issued a staff position which gives guidance as to the circumstances when unvested share-based payment awards should be included in the computation of earnings per share. The guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The implementation of this guidance had no impact on the Company’s computation of earnings per share.

In April 2008, the FASB issued a staff position which amends the factors to be considered in renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  The guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The implementation of this standard had no impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued new guidance which expands the disclosure requirements about an entity's derivative instruments and hedging activities. The new guidance was effective for the Company on January 1, 2009. The implementation of this standard did not have a material impact on the Company’s consolidated financial statements.

NOTE 3. BUSINESS ACQUISITION

On August 1, 2008, the Company completed the acquisition of Kadix Systems, LLC for $42.3 million in cash including acquisition costs of $408, plus additional consideration of $5 million based on migration to the Company of services provided by Kadix under 8(a) contracts, which are stipulated for performance by minority/women owned contracts having an unrestricted status, and the achievement of anticipated 2009 gross margin targets.  During 2008, additional consideration of $5.0 million was earned and accrued as additional purchase price.  Of the additional purchase price, $750 was paid in 2008 and the remaining $4.3 million was paid in the first quarter of 2009.

Kadix maintains practice specialties in organizational change, human capital, information technology and public and environmental health.  As a part of the Company’s System and Services segment, Kadix is focused on the U.S. Department of Homeland Security (“DHS”), Marine Corps information technology, military medical health, and federal civilian markets.  The acquisition strengthened and expanded the Company’s growth as a provider of high-end services and solutions in the DHS and other federal civilian markets.

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

	Three	Nine
	Months	Months
	Ended	Ended
	September 30, 2008	September 30, 2008
Revenue	$67,626	$200,006
Gross profit	$11,377	$36,050
Operating loss	$(1,761)	$(1,329)
Net loss	$(117)	$(2,800)

Loss per common share:
Basic	$(0.01)	$(0.30)
Diluted	$(0.01)	$(0.30)

NOTE 4. SUPPLEMENTAL BALANCE SHEET INFORMATION

The composition of selected balance sheet accounts is as follows:

	September 30,	December 31,
	2009	2008
Contract receivables, net
Billed receivables	$28,214	$35,423
Unbilled receivables(1):
Revenues recorded in excess of milestone billings on fixed price contracts with the States of Ohio and Tennessee	17,611	8,907
Retainages and fee withholdings	829	1,179
Other unbilled receivables	25,924	26,858
Total unbilled receivables	44,364	36,944
Allowance for doubtful accounts	(653)	(929)
Contract receivables, net	$71,925	$71,438

Prepaid expenses and other current assets:
Refundable income taxes	$1,484	$-
Inventory	1,131	766
Restricted cash	70	150
Other	1,937	1,575
Prepaid expenses and other current assets	$4,622	$2,491

Property and equipment, net:
Production equipment	$11,596	$11,530
Software	12,107	11,602
Furniture and other equipment	8,697	7,644
Leasehold improvements	3,412	2,949
Property and equipment	35,812	33,725
Less accumulated depreciation	(26,574)	(24,376)
Property and equipment, net	$9,238	$9,349

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)

	September 30,	December 31,
	2009	2008
Other noncurrent assets:
Deferred compensation plan investments	$1,311	$1,107
Equity investments	1,039	1,180
Other	796	838
Other noncurrent assets	$3,146	$3,125

Accrued compensation and employee benefits:
Accrued compensation and related taxes	$8,060	$7,504
Accrued vacation	5,313	4,391
Accrued pension liability	500	-
Other	3,248	1,749
Accrued compensation and employee benefits	$17,121	$13,644

Other accrued expenses:
Accrued litigation reserve	$-	$15,000
Accrued acquisition costs	-	4,265
Accrued income taxes	-	2,042
Deferred gain on sale of building	676	676
Other	2,044	2,777
Other accrued expenses	$2,720	$24,760

Other long-term liabilities:
Accrued pension liability	$23,232	$22,570
Deferred gain on sale of building	3,550	4,057
Deferred compensation plan liability	1,311	1,107
Other	2,518	2,552
Other long-term liabilities	$30,611	$30,286

(1)
At September 30, 2009 and December 31, 2008, $487 and $495, respectively, of unbilled retainages and fee withholdings are not anticipated to be billed within one year.  Additionally, at December 31, 2008, $4,557 of the unbilled balance under the Company’s contract with the State of Tennessee is not scheduled to be invoiced within one year.

NOTE 5. GOODWILL AND INTANGIBLE ASSETS

Components of the Company’s identifiable intangible assets are as follows:

	September 30, 2009			December 31, 2008
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Customer relationships	$13,400	$(11,608)	$1,792	$14,700	$(11,769)	$2,931
Customer contracts	3,500	(1,806)	1,694	3,500	(522)	2,978
Non-competition agreements	1,400	(261)	1,139	1,400	-	1,400
8(a) contract transition	130	(130)	-	130	(60)	70
Total	$18,430	$(13,805)	$4,625	$19,730	$(12,351)	$7,379

During the second quarter of 2009, the Company reduced the cost basis and related accumulated amortization of fully amortized intangible assets by $1,300. The Company recorded amortization expense for its identifiable intangible assets of $809 and $718 for the three months ended September 30, 2009 and 2008, respectively, and $2,754 and $1,737 for the nine months then ended.  At September 30, 2009, estimated future amortization expense for the identifiable intangible assets to be recorded in subsequent fiscal years was as follows:

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)

Remainder of 2009	$551
2010	$1,542
2011	$1,188
2012	$492
2013	$349
2014 and thereafter	$503

There were no changes in the carrying amount of goodwill for the nine months ended September 30, 2009. The carrying amount of goodwill of $97,641 at September 30, 2009 and December 31, 2008 was included in the Systems and Services segment.

NOTE 6. INCOME TAXES

The Company recorded income tax provisions of $3.8 million in the nine months ended September 30, 2009 compared to an income tax benefit of $2.3 million in the same period in 2008.  The effective income tax rate was 35.8% for the nine months ended September 30, 2009 and 39.6% for the nine months ended September 30, 2008, excluding the tax effect of the $14.8 million litigation provision recorded in 2008 for which the Company recorded a $5.8 million dollar tax benefit.  The 2009 effective rate has been favorably affected by an adjustment to the Company’s unrecognized tax benefits and a reduction of state tax expense associated with the filing of the 2008 tax returns.

As of September 30, 2009 the Company had $346 of unrecognized tax benefits, of which $151 would affect its effective tax rate if recognized. Accrued penalties and interest were $150 at September 30, 2009. During the three months ended September 30, 2009, the Company reduced the unrecognized tax benefit by $153 which had a favorable impact on the effective tax rate for 2009.

The Internal Revenue Service (“IRS”) had challenged the deferral of income for tax reporting purposes related to unbilled receivables including the applicability of a Letter Ruling issued by the IRS to the Company in January 1976 which granted to the Company deferred tax treatment of the unbilled receivables.  This issue was elevated to the IRS National Office for determination.  On October 23, 2008, the Company received a notification of ruling from the IRS National Office.  This ruling provided clarification regarding the IRS position relating to revenue recognition for tax purposes regarding its unbilled receivables.  During September 2009, the IRS completed its examination of the Company’s tax returns for 2004 through 2007 and  issued a Revenue Agent Report (“RAR”), which  reduced the deferral of income for tax reporting purposes.  As a result the Company has transferred $900 of taxes from deferred to current taxes payable.  The RAR also included an assessment of interest of $500. The Company has filed a protest letter with the IRS to appeal the assessment.  The Company believes the appeal will be successful and has made no provision for the interest associated with the assessment.

The Company files income tax returns in the U.S. federal jurisdiction and numerous state jurisdictions.  State tax returns for all years after 2005 are subject to future examination.  Although the IRS has completed its examination of tax years 2004 through 2007 the statutes are still open for those years until the appeals process is finalized.

NOTE 7. FINANCING ARRANGEMENTS

The Company’s outstanding debt at September 30, 2009 and December 31, 2008 was $36.3 million and $38.0 million, respectively.  At September 30, 2009 borrowings consisted of $32 million under the Company’s term loan and $4.3 million under the revolver.  The interest rate on the term loan outstanding balance at September 30, 2009 and December 31, 2008 was 2.60% and 4.21%, respectively, based on the 90-day LIBOR rate option that was in effect on September 30, 2009 and December 4, 2008, respectively.  The repayment of borrowings under the revolver is contractually due on August 1, 2013 and therefore amounts outstanding are classified as long-term; however, the Company may repay at any time prior to that date.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)

During August 2009, the Company entered into a $353 letter of credit used as a security deposit in connection with the lease agreement which is more fully described in Note 14. At September 30, 2009, the remaining available balance to borrow against the revolver was $20.3 million.

At September 30, 2009, the Company was in compliance with its loan covenants.

NOTE 8. FAIR VALUE MEASUREMENTS

The following tables present our assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements
		At September 30, 2009 Using
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Rabbi Trusts	Other noncurrent assets	$1,311	$-	$-	$1,311

Liabilities:
Interest rate swap	Other long-term liabilities	$-	$653	$-	$653

		Fair Value Measurements
		At December 31, 2008 Using
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Rabbi Trusts	Other noncurrent assets	$1,107	$-	$-	$1,107

Liabilities:
Interest rate swap	Other long-term liabilities	$-	$860	$-	$860

The following is a description of the valuation methodologies used for these items, as well as the general classification of such items:

Investments held in Rabbi Trusts — The investments include exchange-traded equity securities and mutual funds. Fair values for these investments were based on quoted prices in active markets and were therefore classified within Level 1 of the fair value hierarchy.

Interest rate swap — The derivative is a receive-variable, pay-fixed interest rate swap based on the LIBOR rate and is designated as a fair value hedge. Fair value was based on a model-driven valuation using the LIBOR rate, which was observable at commonly quoted intervals for the full term of the swap. Therefore, our interest rate swap was classified within Level 2 of the fair value hierarchy.

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

As of September 30, 2009, the total notional amount committed to the Company’s swap agreement was $16.0 million. On that date, the floating rate of a loan based on a 90-day LIBOR rate was 0.29%. The Company recorded a liability to recognize the fair value of the swap which has been accounted for as a component of other comprehensive income.

The fair value effect on the financial statements from the interest rate swap designated as a cash flow hedge is as follows:

	September 30, 2009	December 31, 2008	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Other long-term liabilities	$653	$860
Gain (loss) recognized in other comprehensive income, net of tax			$(25)	$125

NOTE 10. DEFINED BENEFIT PENSION PLAN

The components of net periodic pension expense (income) for the Company’s defined benefit pension plan are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest cost on projected benefit obligation	$1,067	$959	$3,200	$2,877
Expected return on plan assets	(964)	(1,396)	(2,892)	(4,188)
Recognized actuarial loss	303	137	909	411
Net periodic pension expense (income)	$406	$(300)	$1,217	$(900)

Effective January 1, 2009, the Company changed the method used to recognize actuarial gains and losses from the average expected remaining service approach to the average remaining life expectancy approach.  During September 2009, the IRS issued new funding rules for pension plans, pursuant to which the Company has elected the full yield curve interest rate methodology.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)

NOTE 11. SHARE-BASED COMPENSATION

Share-Based Compensation Costs

Total share-based compensation recorded in the Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Cost of products and services	$87	$102	$234	$398
Selling, general and administrative	106	117	313	545
Total share-based compensation expense	$193	$219	$547	$943

Stock Option Award Activity

The following table summarizes stock option activity under all plans:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value
Outstanding and exercisable at December 31, 2008	889,108	$8.42	2.1	$729
Granted	-	$-
Exercised	(65,381)	$8.62
Cancelled	(6,784)	$13.21
Outstanding and exercisable at September 30, 2009	816,943	$8.36	1.4	$4,056

Cash proceeds received, the intrinsic value and the total tax benefits realized resulting from stock option exercises were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Amounts realized or received from stock option exercises:
Cash proceeds received	$465	$152	$564	$338
Intrinsic value realized	$114	$112	$137	$182
Income tax benefit realized	$45	$44	$53	$68

Restricted Stock Award Activity

The following table summarizes restricted stock activity under the Company’s Incentive Plans:

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value
Nonvested at December 31, 2008	158,476	$10.61
Granted	99,548	$8.92
Vested	(65,068)	$11.53
Cancelled	(14,700)	$9.59
Nonvested at September 30, 2009	178,256	$9.41

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)

The total fair value of restricted shares vested during the three months ended September 30, 2009 and 2008 was $111 and $65, respectively and $750 and $1,549, respectively, during the nine months then ended. As of September 30, 2009, the total unrecognized compensation cost related to restricted stock awards was $1.3 million, which is expected to be amortized over a weighted-average period of 2.1 years.

NOTE 12. EARNINGS (LOSS) PER SHARE

For the three and nine months ended September 30, 2009 and 2008, basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Unexercised stock options and unvested restricted shares are excluded from this calculation but are included in the diluted earnings per share calculation using the treasury stock method so long as their effect is not anti-dilutive.

For the three and nine months ended September 30, 2009, diluted earnings per share are determined by using the weighted average number of common and dilutive common equivalent shares outstanding during the period.  For the three and nine months ended September 30, 2008, the diluted effect of stock options and restricted stock grants of approximately 269,400 and 330,800 shares, respectively, were not included in the computation of diluted loss per share as the net loss would have made their effect anti-dilutive.

Due to the anti-dilutive effect, approximately 55,800 and 64,800 options to purchase common stock were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2009, respectively.

The following table illustrates the reconciliation of the weighted average shares outstanding:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Weighted average shares outstanding - Basic	9,678,983	9,487,155	9,631,659	9,471,420
Dilutive effect of stock options and restricted stock grants	304,842	-	208,946	-
Weighted average shares outstanding - Diluted	9,983,825	9,487,155	9,840,605	9,471,420

NOTE 13. BUSINESS SEGMENTS, MAJOR CUSTOMERS AND RELATED PARTY INFORMATION

Business Segments

Results of operations information for the Company’s two reportable business segments are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues from external customers
Systems and Services	$67,504	$62,300	$202,835	$170,781
Metrigraphics	1,733	1,191	4,589	4,481
	$69,237	$63,491	$207,424	$175,262
Gross profit (loss)
Systems and Services	$10,622	$10,044	$32,995	$26,714
Metrigraphics	242	(80)	8	212
	$10,864	$9,964	$33,003	$26,926
Operating income (loss)
Systems and Services	$4,185	$(1,963)	$12,375	$(5,049)
Metrigraphics	(41)	(320)	(882)	(658)
	$4,144	$(2,283)	$11,493	$(5,707)

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)

Sales between segments represent less than 1% of total revenue and are accounted for at cost.

Major Customers

Revenues from U.S. Government agency customers in aggregate ranged between 86% and 88% of total revenues in each of the three and nine months ended September 30, 2009 and 2008.  No individual customers in the three or nine months ended September 30, 2009 and 2008 accounted for more than 10% of total revenue.

In February 2008, the Company was awarded a $25.5 million fixed price contract from the State of Tennessee, which began in the second quarter of 2008 with deployment scheduled to occur in the third quarter of 2010.  The outstanding contract receivable balance of the State of Tennessee contract at September 30, 2009 was $17.7 million.  At September 30, 2009 and December 31, 2008, no other customers accounted for more than 10% of the outstanding contract receivable balance.

Related Party

Through its wholly owned subsidiary, HJ Ford, the Company has a 40% interest in HMRTech which is accounted for using the equity method.  Revenues from HMRTech included in contract revenues for the three and nine months ended September 30, 2008 were $210 and $4,711, respectively. The amounts due from HMRTech included in contract receivables at September 30, 2009 and December 31, 2008 were $51 and $779, respectively.  In addition, HMRTech charged the Company $375 and $346 in the three months ended September 30, 2009 and 2008, respectively, and $1,015 and $1,100, respectively, for the nine months then ended relating to contract work.  At September 30, 2009 and December 31, 2008, the Company had a related payable of $133 and $238, respectively.

NOTE 14. COMMITMENTS AND CONTINGENCIES

On April 24, 2009, the Company entered into a use and occupancy agreement to sublease approximately 50,000 square feet of the Company’s 131,000 square feet corporate headquarters building in Andover, MA, which commenced on May 22, 2009.

On August 17, 2009, the Company entered into an assignment and assumption agreement to assign all of the Company’s right, title, and interest in, to and under the corporate headquarters building. The effective date of the agreement is based on the date the Company vacates the building and is determined by certain deadline dates.

The terms of the agreement assign the sublessee all of the rights and obligations of the original lease signed by the Company in 2005.  The original lease includes two consecutive five year renewal options.  If these options are exercised by the sublessee under agreement, the Company will be released from the lease for the option periods by the landlord.  The Company will continue to amortize the deferred gain over the original ten year lease period.  The agreement also provides the sublessee the use of certain Company owned furniture in connection with their use and occupancy of the building.

On August 14, 2009, the Company entered into a lease agreement for 69,000 square feet of space in a building located at Two Technology Drive in Andover, MA.  The Company will use the building as its new corporate headquarters.  The commencement date is February 11, 2010 or such earlier date the Company begins to use any portion of the building to conduct business.  The term of the lease is approximately seven years and four months beginning on the commencement date and terminating the last day of the eighty-eighth full calendar month from the commencement date.  The Company has the option to extend the term of the lease by two consecutive periods of five years each on the same terms and conditions set forth in the original lease and at current fair market rental values of comparable space at that time.

The Company will pay annual rent based on $17.50 per square foot, subject to adjustment for final leasehold improvements, for eight months beginning four months after the commencement date.  The annual rent escalates $1.00 per square foot in each of the next full twelve month periods to the termination of the lease.  The fixed rental

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)

cost over the term of the lease is approximately $10 million. The agreement also requires the Company to pay $7 per month for the cost of tenant’s electricity for lights and plugs.

The Company will be reimbursed an allowance of leasehold improvements of approximately $3.0 million by the landlord for all costs incurred by the Company for improvements made prior to December 31, 2010, as long as such costs are performed by agreed upon general contractors as stated in the lease agreement.  The Company also entered into a letter of credit with its bank group for $353 to satisfy the required security deposit.

The Company expects to be fully moved out of its current corporate headquarters at 60 Frontage Road and into Two Technology Drive by the end of this year.

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

On June 28, 2005, a class action employee suit was filed in the U.S. District Court for the District of Massachusetts alleging violations of the Fair Labor Standards Act and certain provisions of Massachusetts General Laws. The plaintiff’s claim was for $8 million.  On April 10, 2006, the U.S. District Court for the District of Massachusetts entered an order granting in part the Company’s motion to dismiss the suit and to compel compliance with the Company’s mandatory dispute resolution program, directing that the parties arbitrate the claims, and striking the class action waiver which was part of the dispute resolution program. In the arbitration, the Company filed a Motion to Dismiss and/or for Summary Disposition.  The motion was denied and the arbitrator has requested the parties to proceed to discovery.  The Company believes it has substantive legal and factual defenses to this matter and intends to vigorously defend against the action.  Nevertheless, the outcome remains uncertain, and an adverse outcome could have a material adverse effect on the Company’s results of operations, financial position or cash flows.

In August 2009, the Company, the Department of Justice and the United States Attorney Office, Boston, MA, executed a settlement agreement involving the Company's admission of liability solely for breach of contract, payment of $15 million to the government and dismissal with prejudice of all other claims against the Company.

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

RECONCILIATION OF NON-GAAP MEASURES

	Three Months Ended			Nine Months Ended
	September, 30 2008			September, 30 2008
(in millions)	$ (1)	% (2)		$ (1)	% (2)
GAAP operating loss	$(2.3)	(3.6)%		$(5.7)	(3.3)%
Provision for litigation	6.0	9.5%		14.8	8.5%
Non-GAAP operating income	$3.7	5.9%		$9.1	5.2%

GAAP loss before provision for income taxes	$(2.7)	(4.2)%		$(6.2)	(3.5)%
Provision for litigation	6.0	9.5%		14.8	8.5%
Non-GAAP income before provision for income taxes	$3.3	5.2%		$8.6	4.9%

GAAP benefit for income taxes	$(2.4)	91.3%	(3)	$(2.3)	37.8%	(3)
Tax provision for litigation	3.6	60.6%	(3)	5.8	38.8%	(3)
Non-GAAP provision for income taxes	$1.2	35.9%	(3)	$3.4	39.6%	(3)

GAAP net loss	$(0.2)	(0.4)%		$(3.9)	(2.2)%
Provision for litigation, net of tax benefit	2.4	3.7%		9.1	5.2%
Non-GAAP net income	$2.1	3.4%		$5.2	3.0%

(1)	Totals may not add due to rounding.
(2)
Represents a percentage of total revenue of $63.5 million and $175.3 million for the three and nine months ended September 30, 2008, respectively, excluding the percentages for provision (benefit) for income taxes and the tax benefit for provision for litigation.

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

We have two reportable business segments: Systems and Services, and Metrigraphics. The Systems and Services segment accounted for approximately 98% of total revenue and the Metrigraphics segment accounted for approximately 2% of total revenue in the nine months ended September 30, 2009.

Industry

We are cognizant of changing priorities of the federal government.  Federal agencies are focusing their procurement activities on execution of President Obama’s administration’s broad array of policy initiatives:  Cyber-

security and information assurance, a shift in defense acquisition priorities and processes, financial stabilization, investment in health care IT and military health care programs and energy independence stand out as top federal priority areas for increased funding.

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

In addition to changing federal spending priorities, both President Obama and Defense Secretary Gates have spoken to two specific reform initiatives – procurement reform and “in-sourcing” or strengthening of the federal civilian workforce, both of which are areas served by our training and human capital solutions.

Regarding federal acquisition reform, we have already experienced and are successfully dealing with these changes.  Over the past three years, we have seen a marked change in the mix of contract types that reflect the recent trends in the nature of federal procurement.  In the third quarter of 2009, 40 percent of our revenues were from fixed price contracts, compared with 33 percent in the third quarter of 2008.  In addition, nearly all of our contracts have been awarded through a competitive procurement process.

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

RESULTS OF OPERATIONS

Operating results expressed as a percentage of segment and total revenue are as follows:

	Three Months Ended September 30,
	2009			2008
(in millions)	$ (1)%			$ (1)%
Contract revenue	$67.5	97.5%		$62.3	98.1%
Product sales	1.7	2.5		1.2	1.9
Total revenue	$69.2	100.0%		$63.5	100.0%

Gross profit on contract revenue (3)	$10.6	15.7%		$10.0	16.1%
Gross profit (loss) on product sales (3)	0.2	14.0%		(0.1)	(6.7)%
Total gross profit (3)	10.9	15.7%		10.0	15.7%

Selling, general and administrative expenses	5.9	8.5%		5.5	8.7%
Provision for litigation	-	0.0%		6.0	9.5%
Amortization of intangible assets	0.8	1.2%		0.7	1.1%
Operating income (loss)	4.1	6.0%		(2.3)	(3.6)%
Interest expense, net	(0.4)	(0.6)%		(0.4)	(0.7)%
Other income, net	0.3	0.4%		0.0	0.1%
Provision (benefit) for income taxes	1.0	25.6%	(2)	(2.4)	91.3%	(2)
Net income (loss)	$3.0	4.3%		$(0.2)	(0.4)%

	Nine months Ended September 30,
	2009			2008
(in millions)	$ (1)%			$ (1)%
Contract revenue	$202.8	97.8%		170.8	97.4%
Product sales	4.6	2.2		4.5	2.6
Total revenue	$207.4	100.0%		$175.3	100.0%

Gross profit on contract revenue (3)	$33.0	16.3%		$26.7	15.6%
Gross profit on product sales (3)	0.0	0.2%		0.2	4.7%
Total gross profit (3)	33.0	15.9%		26.9	15.4%

Selling, general and administrative expenses	18.8	9.0%		16.1	9.2%
Provision for litigation	-	0.0%		14.8	8.5%
Amortization of intangible assets	2.8	1.3%		1.7	1.0%
Operating income (loss)	11.5	5.5%		(5.7)	(3.3)%
Interest expense, net	(1.5)	(0.7)%		(0.7)	(0.4)%
Other income, net	0.6	0.3%		0.2	0.1%
Provision (benefit) for income taxes	3.8	35.8%	(2)	(2.3)	37.8%	(2)
Net income (loss)	$6.8	3.3%		$(3.9)	(2.2)%

(1)	Totals may not add due to rounding.
(2)	The percentage of provision (benefit) for income taxes relates to a percentage of income (loss) before income taxes.
(3)	These amounts represent a percentage of contract revenues, product sales and total revenues, respectively.

Revenues

We reported total revenues of $69.2 million and $63.5 million in the three months ended September 30, 2009 and 2008, respectively. Total revenues for the third quarter of 2009 represent an increase of $5.7 million, or 9.1% of total revenue, from the same period in 2008.  Our revenues for the nine months ended September 30, 2009 and 2008 were $207.4 million and $175.3 million, respectively, representing an increase of $32.1 million, or 18.4% of total revenue, from the same period in 2008. The organic growth rate for the three and nine months ended September 30, 2009 was 2.4% and 3.7%, respectively.  Our computation of organic growth adds Kadix’s July and seven months of 2008 revenue of $4.1 and $24.7 million, respectively, to the Company’s reported revenues for such periods.

Contract Revenues

Contract revenues in our Systems and Services segment were earned from the following sectors:

	Three Months Ended September 30,
	2009		2008
(in millions)	$ (1)	% (1)	$ (1)	% (1)
National defense and intelligence agencies	$36.9	54.6%	$39.9	64.0%
Federal civilian agencies	10.7	15.9	9.6	15.4
Homeland Security	13.5	20.1	6.1	9.8
State and local government agencies	5.9	8.8	6.2	10.0
Other	0.4	0.6	0.5	0.8
Total contract revenue	$67.5	100.0%	$62.3	100.0%

	Nine Months Ended September 30,
	2009		2008
(in millions)	$ (1)	% (1)	$ (1)	% (1)
National defense and intelligence agencies	$110.6	54.5%	$118.0	69.1%
Federal civilian agencies	32.6	16.1	23.0	13.5
Homeland Security	40.3	19.9	9.1	5.3
State and local government agencies	18.3	9.0	18.8	11.0
Other	1.1	0.5	1.9	1.1
Total contract revenue	$202.8	100.0%	$170.8	100.0%

(1)	Totals may not add due to rounding.

The decrease in revenues from national defense and intelligence agencies in the three and nine months ended September 30, 2009 compared to the same period in 2008 was due to lower revenues from the transition of the U.S. Air Force Electronic Systems Center Information Technology Services Program II contract to the small business set-aside Professional Acquisition Support Services contract, the wind down of the U.S. Navy Trident Missile program and the expiration of 8(a) set-aside contracts received through the Kadix acquisition, for which the period of performance has now expired.

The increase in revenues from federal civilian agencies and homeland security in the three and nine months ended September 30, 2009 compared to the same period in 2008 was primarily due to added revenues related to the Kadix acquisition, supplemented by new contract and task order awards received in the second half of 2008 and in 2009.

The decrease in revenues from state and local government agencies in the three and nine months ended September 30, 2009 compared to the same period in 2008 was primarily due to lower revenues from the State of Ohio contract, which is now completed, partially offset by revenues from the new child welfare system development project with the State of Tennessee which began in the second quarter of 2008.  Revenues from the State of Tennessee contract are currently projected at an estimated $14 million for 2009, compared with $7.0 million for

2008.  Revenues from the State of Ohio contract, which is now completed, were $0.5 million in 2009 (all in the first half of the year) compared with $12.1 million for all of 2008.

Revenues by contract type as a percentage of Systems and Services revenues were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Time and materials	41%	49%	43%	50%
Fixed price, including service type contracts	40	33	38	31
Cost reimbursable	19	18	19	19
	100%	100%	100%	100%

Prime contract	70%	68%	71%	61%
Sub-contract	30	32	29	39
	100%	100%	100%	100%

Prime contract revenues increased in the three and nine months ended September 30, 2009 compared to the same periods in 2008 as a result of an increasing portion of contracts awarded under DRC’s agency-wide multiple award schedule indefinite delivery-indefinite quantity contracts, including contracts received through the Kadix acquisition.

Product Sales

Product sales for our Metrigraphics segment were $1.7 million and $1.2 million in the three months ended September 30, 2009 and 2008, respectively, and $4.6 and $4.5 million, respectively, in the first nine months then ended.

Funded Backlog

Our funded backlog was $153.7 million at September 30, 2009 and $149.2 million at December 31, 2008. We expect that substantially all of our backlog will generate revenue during the subsequent twelve month period.

Gross Profit

Total gross profit was $10.9 million and $10.0 million for the three months ended September 30, 2009 and 2008, respectively, resulting in a gross margin of 15.7% in each period.  For the nine months ended September 30, 2009 and 2008, the total gross profit was $33.0 million and $26.9 million, respectively, resulting in a gross margin of 15.9% and 15.4%, respectively.

Our gross profit and gross margin on contract revenue increased to $10.6 million and 15.7% in the third quarter of 2009 from $10.0 million and 16.1% in the third quarter of 2008. For the nine months ended September 30, 2009 and 2008, the gross profit on contract revenue was $33.0 million and $26.7 million, respectively, resulting in a gross margin of 16.3% and 15.6%, respectively.  The improvement was due to the addition of higher margin services provided by the acquired Kadix operations, improved labor utilization and a shift from subcontract work to prime contract work, partially offset by an increase in pension expense due to the decline in plan asset performance in 2008.

Our gross profit on product sales was $0.2 million in the third quarter of 2009 compared to a gross loss of $0.1 million for the third quarter of 2008, and a gross loss of $0.2 million in the nine months ended September 30, 2008.

Selling, general and administrative expenses

Selling, general and administrative expenses were $5.9 million and $5.5 million in the three months ended September 30, 2009 and 2008, respectively, and $18.8 million and $16.1 million for the respective nine months then ended.

Selling, general and administrative expenses as a percent of total revenue in the third quarter of 2009 and 2008 was 8.5% and 8.7%, respectively, and 9.0% and 9.2% for the respective nine months then ended. Selling, general and administrative expenses in 2009 were higher compared to 2008 as a result of added costs to support the acquired Kadix operations and higher legal fees.

Provision for litigation

During the third quarter of 2008, we increased the accrual for litigation to $15.0 million.  In August 2009, DRC, the Department of Justice and the United States Attorney Office, Boston, MA, executed a settlement agreement involving DRC's admission of liability solely for breach of contract, payment of $15 million to the government and dismissal with prejudice of all other claims against DRC.

Amortization of intangible assets

Amortization expense was $0.8 million and $0.7 million in the three months ended September 30, 2009 and 2008, respectively, and $2.8 million and $1.7 million for the respective nine months then ended.  The increase in amortization expense primarily relates to intangible assets acquired as the result of our 2008 acquisition of Kadix and is included in the Systems and Services segment. The remaining amortization expense for the current fiscal year is expected to be approximately $0.6 million for the fourth quarter of 2009.

Interest expense, net

We incurred interest expense of $0.4 million in each of the three months ended September 30, 2009 and 2008, and $1.5 million and $0.7 million for the respective nine months then ended. The increase in interest expense was due to the addition of the term loan used to finance the Kadix acquisition.

Other income (expense), net

Other income (expense) consists of our portion of earnings and losses in HMRTech, gains and losses realized from our deferred compensation plan and results from other non-operating transactions, all of which were immaterial to our results.

Income tax provision (benefit)

We recorded an income tax provision of $3.8 million in the nine months ended September 30, 2009 compared to an income tax benefit of $2.3 million in the same period in 2008.  The effective income tax rate was 35.8% for the nine months ended September 30, 2009 and 39.6% for the nine months ended September 30, 2008, excluding the tax effect of the $14.8 million litigation provision recorded in 2008 for which we recorded a $5.8 million tax benefit.  The 2009 effective rate has been favorably affected by an adjustment to our unrecognized tax benefits and a reduction of state tax expense associated with the filing of the 2008 tax returns.

LIQUIDITY AND CAPITAL RESOURCES

The following discussion analyzes liquidity and capital resources by operating, investing and financing activities as presented in our Consolidated Statements of Cash Flows. Our principal sources of liquidity are cash flows from operations and borrowings from our revolving credit facility. At September 30, 2009, the borrowing capacity available under our revolver was $20.3 million.

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

During the third quarter of 2009, we paid the $15.0 million litigation settlement due to the U.S. Government.  We used available cash on hand and borrowed the remaining portion from our revolver.

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

At September 30, 2009 and December 31, 2008, we had cash and cash equivalents aggregating $0.2 million and $7.1 million, respectively. Our operating practice is to apply cash received against any outstanding revolving credit facility balances.  When a revolver balance exists, cash balances at the end of the period generally reflect the timing and size of cash receipts at the end of the period.

Operating activities

Net cash used in operating activities totaled $0.1 million in the first nine months of 2009 compared to net cash provided by operating activities of $20.1 million in the first nine months of 2008. The cash used and provided by operating activities in the first nine months of 2009 and 2008 was primarily attributable to net earnings realized during the quarter.

Contract receivables were $71.9 million at September 30, 2009, or 93 days sales outstanding (DSO), compared to $71.4 million, or 95 days at December 31, 2008. Billed receivables decreased $6.9 million during the first nine months of 2009, while unbilled receivables increased $7.4 million.  Federal business DSO was 72 days at September 30, 2009 compared to 86 days at December 31, 2008.  The difference between consolidated DSO and federal DSO was primarily due to our contracts with the States of Ohio and Tennessee which had aggregate contract receivable balances outstanding of $18.8 million and $12.7 million at September 30, 2009 and December 31, 2008, respectively.

In February 2008, we were awarded a $25.5 million fixed price contract from the State of Tennessee, which began in the second quarter of 2008 with deployment scheduled to occur in the third quarter of 2010.  The outstanding contract receivable balance of the State of Tennessee contract at September 30, 2009 was $17.7 million and is currently projected to be approximately $19 million at the end of 2009.  We currently expect to collect payment of $1.8 million in the first half of 2010 and $19.6 million in the second half of 2010 on this contract.

Our net deferred tax asset was $0.6 million and $7.7 million at September 30, 2009 and December 31, 2008, respectively.  The decrease in our deferred tax asset was principally related to the current tax benefit associated with the payment of the litigation settlement.  We paid $0.3 million in income taxes in the first nine months of 2009 and currently anticipate additional income tax payments of $0.4 million in the fourth quarter of 2009.

The Internal Revenue Service (“IRS”) had challenged the deferral of income for tax reporting purposes related to unbilled receivables including the applicability of a Letter Ruling issued by the IRS to DRC in January 1976 which granted us deferred tax treatment of the unbilled receivables.  This issue was elevated to the IRS National Office for determination.  On October 23, 2008, we received a notification of ruling from the IRS National Office.  This ruling provided clarification regarding the IRS position relating to revenue recognition for tax purposes regarding our unbilled receivables.  During September 2009, the IRS completed its examination of the our tax returns for 2004 through 2007 and issued a Revenue Agent Report (“RAR”), which reduced the deferral of income for tax reporting purposes.  As a result we transferred $0.9 million of taxes from deferred to current taxes payable.  The RAR also included an assessment of interest of $0.5 million. We have filed a protest with the IRS to appeal the assessment.  We believe the appeal will be successful and have made no provision for the interest associated with the assessment.

Share-based compensation was $0.5 million in the first nine months of 2009, compared to $0.9 million in the same period in 2008.  As of September 30, 2009 the total unrecognized compensation related to restricted stock awards was $1.3 million to be recognized over 2.1 years.

Non-cash amortization expense of our acquired intangible assets was $2.8 million and $1.7 million in the first nine months of 2009 and 2008, respectively.  We anticipate that non-cash expense for the amortization of intangible assets will be approximately $0.6 million in the fourth quarter of 2009.

Pension expense was $1.2 million for the first nine months of 2009 compared to pension income of $0.9 million in the same period in 2008.  The increase in expense was due to the decline in plan asset performance in 2008.  We will be required to make contributions totaling $0.5 million by September 15, 2010.

Investing activities

Net cash used in investing activities was $6.0 million and $43.8 million in the first nine months of 2009 and 2008, respectively. The net cash used in 2009 was primarily comprised of additional consideration paid as part of the Kadix acquisition.  Net cash used in investing activities in the first nine months of 2008 consisted of our purchase of Kadix for $42.4 million, partially offset by proceeds from the sale of investments and dividends received from HMRTech.  Net cash used also consisted of capital expenditures of $2.3 million and $1.5 million in the first nine months of 2009 and 2008, respectively. We expect capital expenditures in the range of $3 million to $4 million in 2009.

Financing activities

Net cash used in financing activities was $0.8 million in the first nine months of 2009 compared to net cash provided of $32.5 million in the first nine months of 2008. The amount of cash used in 2009 primarily represents payments under our term loan of $6.0 million, partially offset by net borrowings under our revolver of $4.3 million. The amount of cash provided in 2008 represents proceeds from our term loan of $40.0 million, partially offset by net payments under our revolving credit agreement of $7.7 million.

The average daily borrowing on our revolver for the first nine months of 2009 was $2.0 million at an interest rate of 3.25%, compared to an average daily borrowing of $4.3 million at a weighted average interest rate of 5.83% in the first nine months of 2008.  The average interest rate of our combined term loan interest rate and swap agreement interest rate was 4.37% for the first nine months of 2009, compared to 5.21% from August 1, 2008 through September 30, 2008.

RECENT ACCOUNTING PRONOUNCEMENTS

A description of recent accounting pronouncements are referenced in Note 2 of our Condensed Consolidated Financial Statements of this Form 10-Q.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk associated with our term loan and revolver, where interest payments are tied to either the LIBOR or prime rate.  The interest rate at September 30, 2009 on our $32 million term loan was 2.60%. The interest rate on our swap agreement effectively fixes the interest rate on half of our outstanding term loan at 3.60% (excluding the applicable margin of 2.00%). At any time, a sharp rise in interest rates could have an adverse effect on net interest expense as reported in our Consolidated Statements of Operations. Our potential loss over one year that would result in a hypothetical and instantaneous increase of one full percentage point in the interest rate on half of our term loan would increase annual interest expense by approximately $0.3 million.

In addition, historically our investment positions have been relatively small and short-term in nature.  We typically invest excess cash in money market accounts with original maturities of three months or less with no exposure to market interest rates. We have no significant exposure to foreign currency fluctuations. Foreign sales, which are nominal, are primarily denominated in U.S. dollars.

Item 4. CONTROLS AND PROCEDURES

The Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) evaluated, together with other members of senior management, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2009; and, based on this review, the Company’s CEO and CFO concluded that, as of September 30, 2009, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by it in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarterly period ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  During the quarter ended September 30, 2009, the Company completed integration activities related to the acquired Kadix operations, and as a result management’s assessment of internal control for the year ended December 31, 2009 will include the acquired operations.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth all purchases made by us or on our behalf by any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the third quarter of 2009.  All shares repurchased were not part of a publicly announced share purchase program and represent shares repurchased to cover payroll withholding taxes in connection with the vesting of restricted stock awards.

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased as	of Shares that
		Average	Part of	May Yet Be
	Total Number	Price	Publicly	Purchased
	of Shares	Paid Per	Announced	Under the
Period	Purchased	Share	Programs	Programs
July 1, 2009 to July 31, 2009	193	$11.60	-	$-
August 1, 2009 to August 31, 2009	2,523	$12.68	-	-
September 1, 2009 to September 30, 2009	1,017	$13.55	-	-
Total	3,733	$12.86	-	$-

Item 6. EXHIBITS

The following Exhibits are filed or furnished, as applicable, herewith:

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNAMICS RESEARCH CORPORATION
(Registrant)

Date: November 9, 2009	/s/ David Keleher
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: November 9, 2009	/s/ Shaun N. McCarthy
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)