Form 10-K
DYNAMICS RESEARCH CORP
filed 2010-03-16
CIK 30822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-34135

DYNAMICS RESEARCH CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Massachusetts	04-2211809
(State or other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Two Tech Drive, Andover, Massachusetts (Address of Principal Executive Offices)	01810-2434 (Zip Code)

Registrant’s telephone number, including area code
(978) 289-1500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $0.10 par value	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.	Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  * The registrant has not yet been phased into the interactive data requirements.
Yes ☐ No ☐

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

The aggregate market value of the registrant’s common stock, $0.10 par value, held by nonaffiliates of the registrant as of June 30, 2009, was $79,742,966 based on the reported last sale price per share of $10.01 on that date on the NASDAQ Global Market. As of February 28, 2010, 9,928,208 shares of the registrant’s common stock, $0.10 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement involving the election of directors, which is expected to be filed within 120 days after the end of the registrant’s fiscal year, are incorporated by reference in Part III of this Report.

DYNAMICS RESEARCH CORPORATION
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2009

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

PART I

ITEM 1. BUSINESS

OVERVIEW

Dynamics Research Corporation is a leading provider of innovative management consulting, engineering, technical and information technology (“IT”) services and solutions to federal and state governments.  Founded in 1955 and headquartered in Andover, Massachusetts, DRC has approximately 1,470 employees located throughout the United States.  DRC operates as a parent corporation and through its wholly owned subsidiaries, Kadix Systems, LLC, H.J. Ford Associates, Inc. and DRC International Corporation. Unless the context otherwise requires, references in this Form 10-K to “DRC”, “we”, “us” or “our” refer to Dynamics Research Corporation and its subsidiaries.

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

We provide support to our customers in the primary mission areas of IT, logistics and readiness, information assurance and cybersecurity, homeland security, health care, and intelligence and space.  Customers include the Department of Defense (“DoD”), the Department of Homeland Security (“DHS”), federal civilian agencies and state governments.

We offer several business solutions to our customers, often combining two or more solutions to achieve customer goals as further explained below.

As of December 31, 2009, our only reportable business segment was Systems and Services.  During the fourth quarter of 2009 we entered into a plan to sell our Metrigraphics division.  As of December 31, 2009, Metrigraphics was classified as held for sale and has been presented as a discontinued operation.

Business Transformation Solutions

We provide a comprehensive set of services and tools for rapidly transforming organizations and significantly improving organizational performance. Our services in this area include applying proven, repeatable processes, such as, Lean Six Sigma and Theory of Constraints, to the entire life cycle of business transformation and aligning improvements with overall organizational objectives and strategies.  We provide web-based collaborative decision making tools and facilities that enable participants in different locations to quickly and cost-effectively participate in the transformation process.  We utilize process simulation tools and methods to conduct “what-if” analyses and predict the impact of changes on performance.  We have an established track record in providing our business transformation customers with high returns on their investment and positive impacts on performance. Because we have no pre-selected solution or proprietary software packages to sell, we tailor our processes and tools to meet each customer’s unique needs.

We are helping the Defense Logistics Agency implement a continuous process improvement infrastructure. Our Lean Six Sigma staff provides the methodologies, tools and expertise to implement business improvement practices.

We support an enterprise-level system and software engineering process improvement program for a major intelligence agency.  We provide our clients with organizational assessments and assist the organization in improving their process capabilities. We provide system engineering and process engineering to drive the organization to a Capability Maturity Model Integration (“CMMI”) based engineering organization.

For the Naval Air System Command we provide assistance in implementing AIRSpeed, its approved Naval aviation maintenance/logistics integration and modernization system.  We provide Lean Six Sigma training and technical support services for maintenance facilities around the world.

The Federal Deposit Insurance Corporation (“FDIC”) is striving to continually improve the overall operating efficiency and effectiveness of its IT resources. Through our business analysis and management support services, we identify opportunities for improved efficiency and effectiveness of its IT resources.  We develop project requirements, manage current IT projects, plan future projects and prepare business case analyses.

IT Infrastructure Services

We provide a comprehensive set of services for managing and implementing IT infrastructures for Government organizations that is based on the International Organization for Standardization (“ISO”) 20000-1:2005 for IT Service Management. In 2009, DRC IT Service Management practices were formally certified by the British Standards Institute. The ISO 20000 certification provides additional confirmation of DRC’s industry-leading approach and capability in delivering world-class IT managed services, including enterprise IT applications, desktop, helpdesk, and back-office services. We employ an integrated process-based approach to effectively deliver managed IT services to meet the business and customer requirements. We provide a comprehensive set of services to support the design, installation, operation, management, and continuous improvement of IT infrastructures.  Our processes consist of industry standard practices combined with DRC’s unique processes.  Our approach is based on IT Infrastructure Library, which is the leading standard of practice for IT infrastructure development and service management.  Whether a simple daily operations checklist, integration of security in high security environments, or a deployment procedure for a new 500-user network site, we use proven, repeatable processes, which ensure quality control and successful performance.  We deploy experienced, domestically located network professionals and ensure that they are trained on our customers’ processes, technology, environment and objectives.

We designed and built a network for the Colorado Department of Human Services, which connects 7,000 state and county workers at 130 sites with the State’s child welfare benefits management system. To ensure availability and operability, we installed and operate remote control access to all desktops. We provide help desk services, remote patch and service pack upgrades, virus signatures, and a network management system that continuously monitors and reports on network availability and stability. The network was designed to accommodate the addition of new applications, including remote/web file access, web-based email, thin client access to all core applications, secure sockets layer security, heterogeneous directory integration, and portal services. The upgrades increased security, provided additional services, and saved the State enough operating dollars to pay for the entire upgrade in 18 months.  Our support for the Department of Human Services now includes providing the infrastructure for their citizen facing portal for benefits management. We also provide infrastructure services for the Colorado Integrated Tax Architecture and the Colorado’s voter registration system.

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

We develop functional Web-based training courseware to meet the training and simulation needs of Customs and Border Protection Air and Marine (“CBP A&M”). We work with CBP A&M to implement, expand and maintain their OpSTAR network, which we designed and developed to meet the training, distribution and tracking needs of the National Air Training Center. We also provide flight training support, tactical scenario based instruction, and other related training needs.  We are utilizing our proven instructional system development processes to provide computer-based and web-based training for the pilots and crew members. The training that we have developed has many advanced features including the emulation of equipment control panels and the replication of equipment display panels.  Our training allows pilots to quickly come up to speed on mission-specific equipment and learn common operating principles and standards. The training fully supports the train “anywhere, anytime” concept, making learning convenient and efficient for both pilots and instructors.

We have a significant history delivering integrated, award winning training solutions to meet the diverse training needs of a large information management system end user base.  Alongside our partners, we provide the State of California with an innovative, multidimensional training program to ensure the highest level of user effectiveness on a new system while minimizing impact on normal business operations.  The Strategic Offender Management System will encompass multiple, integrated applications along with a single statewide offender database, allowing the State to replace its current paper-based, disparate system. We will be providing train-the-trainer courses to over 1,200 state trainers. For the more than 25,000 end users, we will provide a blended learning approach that combines e-learning, instructor-led webinars, hands-on practice, and a comprehensive, task-based online help system for just-in-time user assistance.

Business Intelligence Solutions

Our business intelligence solutions are designed to provide the actionable information needed to make critical decisions and continuously improve organizational performance.  Employing rapid development techniques, we quickly produce results and arrive at business intelligence solutions that meet user needs.  With deep domain knowledge, we use data engineering tools to extract and integrate information from legacy data systems. Finally, we develop and apply modeling and simulation techniques. We are an industry leader in the development and application of modeling and simulation techniques that provide the analytical capability to make proactive business decisions. Our solutions integrate business transformation processes, user interface design, training, and system operations and maintenance.

The Federal Bureau of Investigation (“FBI”) initiated a large organizational change initiative to improve the linguist acquisition process, which required a lengthy time period to produce proficient linguists. We conducted a process and workforce assessment and identified inefficiencies, including outdated technology and underlying environmental and cultural factors. Our team developed a Web-based workflow management tool called Contract Linguist Automated Support System (“CLASS”), to help FBI staff manage the linguist acquisition process, communicate to the applicants, and report on the applicant progress. We built an access-based human resource solution called the workforce tracking tool that provides the FBI with a centralized tool for creating and filling position profiles.  Our CLASS system will help the FBI realize a significant reduction in the cycle time of the linguist acquisition process and increase in management visibility throughout the process with reporting and candidate tracking.

We provide the U.S. Marine Corps (“USMC”) Systems Command with software support services for Marine Corps' Secure Personnel Accountability (“SPA”) Module. The SPA Module provides commanders with an effective tool to accurately and timely account for deployed personnel under their cognizance. We developed, integrated, tested, demonstrated, deployed, and now maintain and support the SPA Module.  Our system development lifecycle methodology, which stresses effective usability, provides the USMC with a collaborative and iterative approach for system development.  Our approach to prototype development allowed the gaps between the prototype and the target production SPA Module to narrow with each review, reducing the amount of code being thrown away and resulting in a more economical solution.

The Army food management information system required modernization to better serve its customers and to manage food distribution for 350 dining facilities worldwide. We have assisted in the strategic planning, the functional requirements gathering, the evaluation of commercial food service software and leading in the development and integration of commercial and custom-developed software.

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

For the State of Tennessee we have built a system that is scheduled to be fully implemented in 2010.  We have customized our web-based Ohio solution to align it with Tennessee’s unique child welfare practices. Our solution incorporates a proven state-of-the-art user-friendly interface, a comprehensive, user-driven reporting system, and dashboards to provide users with essential information when needed.

Our approach is based on the philosophy of developing a customized solution that leverages existing predefined and commercial off-the-shelf products specifically tailored to meet customer needs.  Our rapid requirements definition process creates a set of baseline models and then our model driven architecture, coupled with our iterative development process quickly generates significant portions of the application.  We employ an integrated process that combines innovative technological approaches for software development with award-winning training and performance support solutions and powerful business transformation techniques. The end result is a customized case management solution that is both timely and affordable and embraced by users who were active participants in its development. Our technical architecture can easily adapt to future needs and technology changes.  We offer a reusable model-based case management framework that can be used for other case management needs, such as adult protection, child care and juvenile justice.

Program Management Solutions

We provide a comprehensive set of services to support the management of complex programs throughout their life cycle, providing expertise in program management, business, cost, financial management, acquisition management, engineering and logistics services, audit support and remediation services, communications services and training.

Engineering Services

We provide developmental research supporting the establishment of the Item Unique Identification (“IUID”) umbrella program for Air Force depots. We provide comprehensive analysis of tagging and labeling methods, including detailed studies of adhesives durability in operational environments. Our advanced engineering support to the IUID program allows the Air Force to better track critical aviation parts through transportation, supply, repair and overhaul, and support valuation and life cycle management.

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

Human Capital Management

We offer strategic human capital, workforce planning, and performance management solutions for our customers to transform the cultures of Federal agencies so they become less hierarchical, process-oriented, and inwardly focused; and more flat, results-oriented, integrated, and externally focused. Our approach is based on the Office of Personnel Management (“OPM”) Human Capital Assessment and Accountability Framework. The Framework provides high level standards for human capital policies, programs, and practices to achieve a shared vision integrated with the agency's strategic plan. We combine the best commercial and government sector approaches to deliver innovative human capital solutions that address the challenges facing our clients today. Our capabilities include applying private sector human resource management practices, such as, workforce planning, succession planning, and competency modeling, to government organizations.  We support the electronic human resource initiative, deliver electronic official personnel file capabilities, and provide human capital transformation expertise based on successful past support to government clients. We work with our Federal clients to solve many of the leading human capital issues facing the government today.

We provide a broad range of support in the areas of communications and change management, Defense Civilian Intelligence Personnel System (“DCIPS”) training coordination and delivery, and performance management. We built a project governance structure and a project plan to allow clients to see the importance and impact that key tasks would have on DCIPS implementation. We then coordinated with client teams in performance management, compensation, training, communications, policy, and IT to implement the plan.  We tracked the completion of key performance management tasks and provided training on performance management and pay. We helped create the high-level buy-in and support needed to successfully implement our proven change methods help clients meet aggressive timelines for transition from a familiar pay grade system to an entirely new, pay-for-performance, pay-banded compensation system.

The DHS CBP Procurement Directorate needed a comprehensive, state-of-the-art knowledge management system to support the finance acquisition improvement initiative.  We provided a SharePoint-based easy-to-use portal for the collection, dissemination, and utilization of a standardized, up-to-date body of knowledge, policies, and procedures. The initial implementation covered 250 procurement personnel dispersed across the country. The project has since been extended to include development of seven additional knowledge management systems for each of the Office of Finance Directorates, serving more than 1,200 staff in total.

The Battle Command Knowledge System is the Army’s knowledge management system providing the capability to effectively share, integrate, reuse, and apply information and experience.  Our knowledge managers facilitate, coordinate, integrate and share knowledge among the eight professional forums in the leadership, leader development and operating forces knowledge network. Forum facilitators support online discussions, connect forum members and subject matter experts and capture new knowledge for future use.

Information Assurance and Cybersecurity

Our information assurance and cybersecurity services include management support, operational support and technical support. We help develop security policies and plans, provide certification and accreditation assistance, provide management support to security programs, assist in the identification and mitigation of security risks,  and provide test and evaluation support.

We fully support the "people" side of information assurance (“IA”) by helping agencies acquire and train the key IA skills through our proven human capital, training, and change management practices for the security community. In addition, we provide a wide range of security operations support to include incident handling, disaster recovery and continuity of operations, and computer support and operations.

We have the skills to provide a broad range of technical support to include program management, technology assessment, common vocabulary integration, security architecture design and development, identification and access control, intrusion detection and penetration testing, and network security design and assessment.

In the certification and accreditation area, we conduct certification and accreditation document reviews to ensure compliance with the Federal Information Security Management Act (“FISMA”), conduct technical reviews of critical controls and assess agency IA programs, maintain department-wide FISMA inventories, and assist in developing and implementing remediation plans and actions.

DRC’s IA services combine industry standard practices with our unique processes and tools and a highly capable staff that is trained and certified in key security skills. We have experience with a diverse range of government organizations. This diversity allows us to bring to bear the best practices for meeting the difficult challenges associated with complying with security requirements, developing effective staff security practices and skills, and protecting data and systems from rapidly evolving threats.

Healthcare Services

In 2008, we were awarded a ten-year indefinite-delivery, indefinite-quantity (“ID/IQ”) contract by the Office of the Assistant Secretary of Defense for the TRICARE Evaluation, Analysis, and Management Support, or TEAMS. The contract provides a vehicle for obtaining services in support of policy development, decision-making, management and administration, program and/or project management and administration. We were one of 23 companies awarded the TEAMS contract, which has a total ceiling value of $5 billion.

We have won four task orders under the contract supporting the TRICARE Traumatic Brain Injury and Psychological Health Program, the Defense Center of Excellence, the National Intrepid Center of Excellence and the Military Medical Support Office.  We are providing program management, program evaluation and analysis, clinical support services, project coordination and administrative services for these programs.

Financial Data and Other Information

Financial data and other information can be found in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and in Part II, Item 8 on this Form 10-K. Unless otherwise indicated, all financial information contained in this Form 10-K refers to continuing operations.

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

MARKETS

We are focused on providing high value solutions and services to government customers. We believe that our core capabilities are well aligned with the types of services and solutions for which the government has increasing demands including: (i) assistance with transforming the delivery of government services through organizational change, process improvement or developing systems which deliver a high level of business intelligence to its users; (ii) advanced training architecture and systems improving information security by strengthening processes and verifying the effectiveness of controls, (iii) automation which provides a new level of quality, responsiveness and reliability in the delivery of citizen services; and (iv) engineering services which enhance and leverage technology to help our customers efficiently achieve their mission.

We are cognizant of funding challenges and changing priorities of the federal government.  With the solid growth in the 2009 federal IT budgets, the 4% growth in the 2010 IT budget request, and President Obama’s favorable view of technology, the long-term outlook for the federal professional and IT services industry is good.  TechAmerica, a leading trade association in the industry, estimates that the total federal IT budget will grow at 3.1% annually over the next five years, down from the 4.9% in the prior five years, from $77.8 billion to $90.7 billion.

Customers have moved away from using General Services Administration (“GSA”) schedule contracts in favor of agency-wide multiple-award ID/IQ multi-year contract vehicles.  Over the past several years, we have won or acquired many of these contracts including the DHS EAGLE and the Program Management Support Services (“PMSS”) management and IT services contracts, the military health care TEAMS contract, the Air Force Design and Engineering Support Program II (“DESP II”) engineering services contract, the DoD-wide Logistics Management Support Services (“LMSS”) logistics services contract, the Office of Personnel Management Training and Management Assistance (“TMA”) contract, and the Alliant government-wide contract.  As a result, the portion of our revenue derived from prime contracts rose to 71% in 2009, up from 63% in 2008.

In recent years, there has been an increase in the portion of contracts issued on a fixed price basis, compared with time and materials or cost-plus, in an effort to reduce the risk to the government of cost overruns.  We believe our contract cost management capabilities are strong and view this trend as favorable to the company.  The amount of our revenue derived from fixed price contracts in 2009 was 40%, up from 33% in 2008.

The federal government also has set high priority and is initiating programs focused on strengthening the government workforce with particular emphasis on personnel responsible for acquisition, such as, acquiring products and services for the government.  The government has set targets for adding to the government workforce with some of these positions coming from a reduction in the number of contractor positions supporting the government, known as in-sourcing.  We have experienced a modest reduction in positions and revenue from in-sourcing on our business and anticipate continuation of this program.  We also are seeing increasing demand for human capital and training solutions in support of government initiatives to strengthen the federal workforce.

In the state and local government sector, which is less than 10% of our total business, new contract opportunities are limited as the states address balanced budget requirements and lower tax revenues.  While we are not expecting major state system procurements in 2010, we anticipate procurement activities in 2011 as the fiscal environment in some states stabilizes.  There is a need for states to continue to modernize child welfare systems and Medicare management systems, areas where our automated case management solution fits well. We have considerable experience in providing IT expertise in the health and human services areas. We believe the primary factors driving growth in this sector are infrastructure modernization and expansion, the migration of information and training to web-based applications and cost-sharing incentives to facilitate data exchange with federal agencies.

MAJOR CUSTOMERS

Our 2009 revenue was derived approximately 55% from the national defense and intelligence sector, 20% from homeland security, 16% from other federal civilian agencies, 9% from state and local governments and the remaining from commercial customers.

National Defense and Intelligence Sector

U.S. Air Force customers constituted the largest component of our national defense and intelligence revenue in 2009, representing approximately 27% of revenue, while U.S. Army revenue represented 12%, U.S. Navy revenue represented 8% and revenue from other agencies represented 7% of revenue. The work we perform for our major customers in this sector is described below.

U.S. Air Force Customers

Materiel Command, Aeronautical Systems Center

The Aeronautical Systems Center (“ASC”), headquartered at Wright-Patterson Air Force Base, is responsible for research, development, testing, evaluation, acquisition and life cycle management of aeronautical systems and related equipment for the Air Force.

We support ASC system program offices with program management, logistics, engineering, acquisition management, analytical, and administrative services.  The active programs we currently support include the Predator, Global Hawk, RA Sensors, F-16, F-22, B-2 and C-17.

Materiel Command, Electronic Systems Center

The mission of the U.S. Air Force Electronic Systems Center (“ESC”), headquartered at Hanscom Air Force Base in Bedford, Massachusetts, is to serve as the center of excellence for command and control and information systems to support the U.S. Air Force and the DoD.

We provide technical and subject matter experts supporting the implementation of the Air Force’s Expeditionary Combat Support System.  This multi-year effort is intended to transform Air Force logistics.

We provide software maintenance, support and enhancement services in support of the Air Force Weapons Systems Management Information System (“WSMIS”).  WSMIS is the Air Force’s operational system for global tracking of Air Force parts and weaponry.  We also support the integration of WSMIS with other Air Force systems and initiatives.

We evaluate system requirements, provide technical services, support the integration of products into airborne and ground weapons systems, and provide management services supporting ESC systems program offices.

Materiel Command, Depot Operations

We perform engineering logistics, IT management, operations analyses, systems engineering and technical services for the U.S. Air Force’s Air Logistics Centers at Tinker and Hill Air Force Bases in Midwest City, Oklahoma and Ogden, Utah, respectively, supporting the B-1B, the B-2, the B-52, the C-5, the KC-135 and the E-3A aircraft programs.

We provide developmental research and engineering services and solutions for the IUID umbrella program for Air Force depots. We provide comprehensive analysis of tagging and labeling methods, including detailed studies of adhesives durability in operational environments. Our efforts assist in the identification of state-of-the-art asset tracking technology and help improve asset tracking throughout the life cycle of all DoD assets.

Materiel Command, Global Logistics Support Center

We provide data quality support services that identify and eradicate faulty data anomalies. As part of this ongoing program, we  determine the extent of interface and system data quality problems, identify discrepancies, initiate corrections, and provide visibility of data as well as maintain web applications, which assist in the tracking, scanning and organizing of data to identify anomalies in the system and correct them.

Air Combat Command

Since 2006, we have been assisting Lockheed Martin with the development and implementation of a new Air Operations Center operating system which integrates more than 20 systems into a common hardware and software baseline.  We also provide on-going support to current Air Operations Center systems at Langley Air Force Base in Hampton, Virginia.

We provide the Global Cyberspace Integration Center with engineering services and program management support for the Air Combat Command Tactical Satellite Terminals and the Single Integrated Air Picture programs. We also provide scientific and technical services for the engineering and integration of warfighter vocabularies.

Air Mobility Command

We provide program planning, decision support, logistics analysis and financial analysis services to the Air Mobility Command.

U.S. Army Customers

Training and Doctrine Command

In February 2009, we were one of 22 companies awarded a prime contract under the U.S. Army Program Executive Office Simulation, Training and Instrumentation Omnibus Contract, known as STOC II. The contract is for one base period and three option periods. With a total ceiling value for all awardees of $17.5 billion over a 10-year period, STOC II is the largest DoD multiple-award, ID/IQ contract for training and simulation. Under STOC II the Army will procure a broad range of modeling, simulation, and instrumentation solutions.

We are one of five prime contractors awarded the Training, Doctrine and Combat Development ID/IQ contract, which has a ceiling of $97 million to provide training, doctrine and combat development to the U.S. Army Armor

Center at Fort Knox, Kentucky. We provide training development support to the Heavy Brigade Combat Teams as the Army transitions the Armor Center from Fort Knox to the Maneuver Center of Excellence at Fort Benning, Georgia. We also support the Maneuver Force by developing a Tactical Leaders Course.

We assist the U.S. Army Training and Doctrine Command Analysis Center at Fort Leavenworth, Kansas in conducting studies and analysis to support U.S. Army doctrine, organization, training, material, leadership, personnel and facilities issues associated with U.S. Army transformation.  We also help develop, manage, operate, and maintain the tools, scenarios, data and simulation needed to enable analysis. We also support the Army’s Battle Command Knowledge System, which supports soldiers and leaders in the performance of operational missions.

Army Research Institute

For the Army Research Institute we evaluate training courses and materials and gauge their ability to train soldiers to achieve mission objectives.

Medical Research Institute for Chemical Defense

The mission of the U.S. Army Medical Research Institute for Chemical Defense is to develop medical countermeasures to chemical warfare agents and to train medical personnel in the medical management of chemical casualties.

We maintain courseware, modify course content and descriptions, and track courses.  We provide academic outreach and communications program support to retain, recruit, transition, and provide outreach and education to new talent acquired through internships, the Oak Ridge Institute for Science and Education, and the National Research Council.

Software Engineering Center

The Army Food Management Information System required modernization to better serve its customers and to manage food distribution for 350 dining facilities worldwide. We have assisted in the strategic planning, the functional requirements gathering, the evaluation of commercial food service software and leading in the development and integration of commercial and custom-developed software.

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

U.S. Navy Customers

Naval Air System Command

For the Naval Air System Command we provide assistance in implementing AIRSpeed, its approved Naval aviation maintenance/logistics integration and modernization system.  We provide Lean Six Sigma training and technical support services for maintenance facilities around the world.

Navy Central HIV Program

We provide network and database administration, system security and other IT services to support and maintain the U.S. Navy’s HIV Management System, which supports clinical and patient management at field, hospital and branch clinical locations worldwide and processes approximately 10,000 records each day.

Office of Naval Research

We provide engineering, IT, and business transformation services to two Office of Naval Research programs, Manufacturing Technology and Lean Pathways.

Office of Naval Intelligence

We assisted and continue to support the Office of Naval Intelligence with government structure, planning, development, training and implementation of Defense Civilian Intelligence Personnel Systems, known as DCIPS.

Naval Supply Systems Command

We provide IA services, including secure system testing/modeling as systems transition from layered protection to true Multi-Level Security systems for current and future Naval Operational Logistics Support Center systems and networks. Our team provides systems engineering and integration support public key infrastructure, secure operating systems, secure databases, and security certification and accreditation support.

United States Marine Corps Systems Command

We provide project management and full life cycle software support for the Web-based Manpower Assignment Support System (“Web MASS”) and Web-based PCS Orders Delivery System. Web MASS provides an automated and integrated workflow tool to access information essential for making assignment and career management decisions.

We provide the USMC Systems Command with software support services for Marine Corps' SPA Module. The SPA Module provides Operational Force commanders with an effective tool to accurately and timely account for deployed personnel under their cognizance. We developed, integrated, tested, demonstrated, deployed, and now maintain and support the SPA Module.

Other Defense Agency Customers

Defense Logistics Agency

We are helping Defense Logistics Agency fully implement a continuous process improvement infrastructure, which will achieve better efficiency, effectiveness and flexibility of the agency's logistical and technological services. Our Lean Six Sigma staff provides the methodologies, tools and expertise to implement business improvement practices

Office of Assistant Secretary of Defense for Health Affairs

In 2008, we were awarded a ten-year ID/IQ contract by the Office of the Assistant Secretary of Defense for Health Affairs, which includes TRICARE Management Activity. The TEAMS contract provides a vehicle for obtaining services in support of policy development, decision-making, management and administration, program and/or project management and administration. We were one of 23 companies awarded the TEAMS contract, which has a total ceiling value of $5 billion.

We have won four task orders under the contract supporting the TRICARE Traumatic Brain Injury and Psychological Health Program, the Defense Center of Excellence, the National Intrepid Center of Excellence and the Military Medical Support Office.  We are providing program management, program evaluation and analysis, clinical support services, project coordination and administrative services.

Office of Public Communication

We provide the Office of Public Communications with thought leadership, analysis, and technical expertise on emerging media options and creative services in the form of writing, editing, videography and web site design and development.

U.S. Transportation Command

We provide logical and physical data modeling expertise, data engineering and management support services to the U.S. Transportation Command.

Missile Defense Agency

The Missile Defense Agency is chartered with developing the future space-based missile defense capabilities. We provide research on manufacturability and research services to this client, under multi-year contracts.

Joint Strike Fighter (F-35) Program

Our work for the Joint Strike Fighter program encompasses a variety of services in the areas of autonomics logistics, strategic planning, business operations management and technical assessment and analysis.  We assist in the evaluation and development of acquisition and sustainment strategies, provide analytical support for government validation and verification of the autonomic logistics system and provide technical support for models enhancement, business process improvement initiatives and recommendations for performance-based program metrics that capture operational and supportability requirements.

Department of Homeland Security

DHS revenue represents 20% of total revenues.  We provide solutions and services to all six major DHS agencies, as well as, several directorates and department level offices.

Department of Homeland Security Headquarters, Office of the Chief Information Officer

We deliver management services assisting the DHS Office of the Chief Information Officer (“OCIO”) of Operations, Coordination and Planning with IT policy and planning, investment and portfolio management, enterprise architecture, information assurance and IT security, and information sharing.  We also provide oversight and assessment services for the IT Services Office.  We work closely with portfolio owners to resolve conflicts and facilitate agreements among competing interests and provide a neutral perspective to decision-makers who need to choose specific technology and mission targets.

We provide the DHS OCIO with integrated technical, schedule and cost performance best practices, as well as providing a systematic approach to selecting, managing, and evaluating IT investments. We provide training for the Capital Planning and Investment Control, Earned Value Management System disciplines and the Office of Management and Budget-300 process.

Department of Homeland Security Headquarters, Information Security Office

We provide a wide array of information security services to the DHS Information Security Office’s Compliance Division, including supporting the DHS Information Security Performance Plan and ensuring compliance with the FISMA. We are responsible for conducting Certification and Accreditation document reviews, technical reviews of critical controls, as well as reviews of information security programs within DHS agencies. DRC personnel maintain the DHS FISMA inventory, provide technical subject matter expertise to assist in developing and implementing remediation Plans of Action and Milestones in response to audit findings, and provide training to information security personnel across DHS agencies.

Department of Homeland Security Headquarters, Office of Intelligence and Analysis

We support to the DHS Office of I&A with technology assessment, mission-related planning, deployment, operations and critical project services.

Immigration and Customs Enforcement

We provide business engineering services, technical support, design, and architectural support required to assist with the development of enterprise and system-level architectures for the Office of the Chief Information Officer for Immigration and Customs Enforcement (“ICE”). The tasks include system and software engineering systems, integration, system security, and program documentation required for continued software support and requirements management.  We support the ongoing development and subsequent maintenance of the ICE enterprise architecture planning artifacts. The enterprise solution we are helping to develop provides the framework for fully integrating ICE systems and provides the basis for continuously evaluating and assessing transformation efforts.

Using an IT investment management framework and value-driven reengineering methodology we provide the ICE OCIO program executive office with the resources, processes and expertise required to better manage the ICE IT investment portfolio. We also assist in implementing project management best practices that encourage collaboration and integration for improved project performance.

United States Coast Guard

We assist the Coast Guard information system security manager in responding to notices of findings and recommendations from recent audits. We provide support to the Coast Guard in the analysis of their recent audit results and development of improvements to IT policies, procedures, and practices in order to ensure that the audit results are adequately addressed and compliance with DHS requirements is achieved.

U.S. Citizenship and Immigration Services

We provide the U.S. Citizenship and Immigration Services (“USCIS”) with comprehensive quality assurance program management services for the USCIS Application Support Centers biometrics system.  USCIS requires applicants and petitioners for certain immigration benefits to be photographed and fingerprinted for the purpose of conducting criminal background checks. To facilitate this effort, DRC provides support in data management, scheduling, trends analysis, equipment utilization, personnel support, special projects, standard operating procedures and project reporting.

Customs and Border Protection

We develop functional Web-based training courseware to meet the training and simulation needs of CBP A&M. We work with CBP A&M to implement, expand and maintain their OpSTAR network, which we designed and developed to meet the training, distribution and tracking needs of the National Air Training Center. We also provide flight training support, tactical scenario based instruction, and other related training needs.  We also developed and support CBP Procurement Directorate Knowledge Management System.

Federal Emergency Management Agency

We support the Federal Emergency Management Agency (“FEMA”) by providing guidance, training, and feedback to the components on the development and maintenance of plans of action and milestones in response to audit findings. We also review plan of action and milestones data and present current information to FEMA system security officers, managers, and owners, utilizing existing audit database and shared network drive to track audit requests and remediation efforts to further ensure timely delivery of information.

We provide the FEMA Office of External Affairs with communications strategy, message coordination, analyses and guidance, relationship-building and decision support services.

Transportation Security Administration

We provide project and program management, business process improvement and knowledge management solutions to the Transportation Security Administration's National Explosives Detection Canine Team Program which deters and detects the introduction of explosives devices into the transportation system.

Federal Civilian Agencies

Pension Benefit Guaranty Corporation

The Pension Benefit Guaranty Corporation Enterprise Program Management Office has a mission to maintain corporate integrated IT Governance and Management framework policies, processes, procedures, standards, and guidelines. We help the Office meet its quality management objectives through the conduct of compliance audits and the development and implementation of continuous improvement programs.

Federal Deposit Insurance Corporation

The FDIC is striving to continually improve the overall operating efficiency and effectiveness of its IT resources. Through our business analysis and management support services, we identify opportunities for improved efficiency and effectiveness of its IT resources.  We develop project requirements, manage current IT projects, plan future projects and prepare business case analyses.

Federal Bureau of Investigation

For the Department of Justice FBI Training Division we provide design, development and deployment services for an automated application system for FBI linguist applicants. We support the FBI’s Consolidated Linguist Automated Support System-08, an optimal applicant process system that is based on real-time, web-based technology and third-party test center integration. We perform software development and workflow automation services to the system, which dramatically reduces linguist application processing time.

Office of Personnel Management

We assist OPM in establishing its financial systems modernization project management office by providing support in program planning and management, contract management, financial management, risk management, quality management, and management change and communication.  We are implementing an integrated project management methodology and establishing project management principles consistent with OPM standard policies, procedures, standards, and toolsets.

United States Department of Agriculture

We provide IT consulting services to the three United States Department of Agriculture (“USDA”) Plant and Protection Quarantines (“PPQs”). We develop recommendations to redesign PPQs IT organization which align the PPQs IT organization with the new USDA enterprise architecture and also perform independent reviews of faltering IT projects.

The USDA Food Safety and Inspection Service (“FSIS”) is responsible for ensuring the safety of the nation's food supply, including developing robust processing plant hazard analysis critical control point plans. We assist FSIS in leveraging eLearning technology to improve the plans quality and overall compliance across processing plants.

We provide recommendations to the Animal and Plant Health Inspection Service for the redesign of the Agriculture Quarantine Activity System.

Internal Revenue Service

We provide IT infrastructure support to a number of critical programs including: (i) the Collection Services Systems where we provide full life cycle development support including Security Certification support and enterprise architecture analysis to; (ii) the Credit Card Initiative where we provide independent verification and validation (“IV&V”) of Web and Interactive Voice Response applications and network security assessment; and (iii) the Enforcement Revenue Information System where we provide independently-assessed CMM Level 3 IV&V support.

We support the Internal Revenue Service (“IRS”) Transition Management Office by helping implement a large-scale IRS strategic plan that addresses modernization needs across its six business domains.

State and Local Government Sector

State of California

Under a sub-contract, we provide the training and performance support solution component of a $245 million project for the California Department of Corrections and Rehabilitation's Strategic Offender Management System Project. We also provide the State of California with an innovative, multidimensional training program to ensure the highest level of user effectiveness on the new system while minimizing impact on normal business operations. Our team will be providing train-the-trainer courses to over 1,200 state trainers. For the more than 25,000 end users, we will provide a blended learning approach that combines e-learning, instructor-led webinars, hands-on practice, and a comprehensive, task-based online help system for just-in-time user assistance.

State of Ohio

In 2009, we completed the implementation of a child welfare system in one of the largest and most complex, county administered states in the nation. The Ohio child welfare system is now operating in all 88 Ohio counties. The system allows a caseworker to track a child across county lines and is accessible 24 hours a day to more than 6,000 county caseworkers. The system, which supports cases from intake to closure, is accessible to workers anywhere Internet access is available and includes alerts and reminders which will help in day-to-day case management.

State of Tennessee

For the State of Tennessee, we have customized our web-based Ohio solution to align it with Tennessee’s unique child welfare practices. The new system which is called TFACTS is scheduled to be fully implemented in 2010.  Our solution incorporates a proven state-of-the-art user-friendly interface, a comprehensive, user-driven reporting system, and dashboards to provide users with essential information when needed.

State of Colorado

We designed and built a network for the Colorado Department of Human Services, which connects 7,000 state and county workers at 130 sites with the State’s child welfare benefits management system. Our support for the Department of Human Services now includes providing the infrastructure for their citizen facing portal for benefits management. We also provide infrastructure services for the Colorado Integrated Tax Architecture and the Colorado’s voter registration system.

BUSINESS DEVELOPMENT

We also have a central business development group, which is aligned with our operating units and is charged with identifying and winning significant new business opportunities. Our business development group operates with disciplined processes and information systems that provide transparency to pipeline and bid status.  Our business development account managers are experienced and well trained in the solutions we offer.  The business development group also maintains a proposal development and publication capability.

GOVERNMENT CONTRACTS

The federal procurement process has changed significantly in recent years. The traditional method of federal government procurement had been to conduct a lengthy competitive bidding process for each award. Today, agency sponsored multiple award schedule and ID/IQ task order contracts are the predominant form by which the federal government contracts for IT and technical services. These vehicles have enabled contracting officers to accelerate the pace of awards. Concurrently, under current budgetary pressures, our customers have the flexibility to delay awards, reduce funding or fund work on an incremental basis.  Foreseeing this trend, the acquisition of these contracts is a strategic priority for DRC.  Today, we hold a broad portfolio of these contracts, including the following:

•	Government Wide – GSA Alliant, Information Technology Services
•	Department of Homeland Security – EAGLE Category 5, Management Services
•	Department of Homeland Security – PMSS, Professional Services
•	Air Force Depot – DESP II, Engineering Services
•	Army/Navy/Marine Corps – LMSS, Logistics Services
•	Office of Personnel Management – TMA, Human Resource Services
•	Army Training and Doctrine Command – STOC II, Training, Modeling and Simulation
•	Military Health Care – TEAMS, Professional and Management Services

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

COMPETITION

The Company competes with a large number of public and privately-held firms that specialize in providing information technology, engineering and management consulting services to government customers.

High-end solutions and services such as business transformation, human capital management, training and performance support systems, business intelligence, IT infrastructure, program management and engineering represent the majority of the Company’s business.  With federal and state customers procuring these services, generally the Company competes with consulting firms and with government IT service divisions of large defense weapons systems producers. In these competitions the Company believes that its competitive advantage is that it offers similar people, process and capabilities with the responsiveness of a smaller company.  To the extent that these larger firms have extensive relationships with customers on selected competitions, this would be a disadvantage for the Company.

The Department of Defense advisory and assistance services represent approximately 13% of the Company’s business.  Procurements for this work are increasingly being restricted to small businesses.  Also, strengthening the acquisition capabilities of the government’s workforce is a federal priority and the primary driver of federal in-sourcing (i.e. conversion of jobs performed by contractors to government employee positions) initiatives.  In this market the Company competes as a subcontractor with small businesses and generally is seen by customers as having outstanding capabilities and qualifications.  However, this market is price competitive, which can be a disadvantage when competing with small businesses.

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

EMPLOYEES

Our customers value the skills of our employees.  We believe our compensation and benefit plans are competitive within our industry, and we develop the skills of our employees through formal training and certification programs.

As of December 31, 2009, we had approximately 1,470 employees. Approximately 67% of our employees hold federal government security clearances.  Nearly all of our employees are located in the United States.  We require all employees to annually complete training on compliance subjects.  None of our employees are represented by a labor union or subject to a collective bargaining agreement.

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

Our Revenue is Highly Dependant on the Federal Government. Changes in Federal Spending Priorities or Policies Could Adversely Affect Our Results.

During 2009 and 2008, approximately 90% and 88%, respectively, of our total revenue was derived from U.S. Government agencies. Certain individual programs account for a significant portion of our U.S. Government business. Our revenue from contracts with the DoD, either as a prime contractor or subcontractor, accounted for approximately 55% and 66% of our total revenue in 2009 and 2008, respectively. We cannot provide any assurance that any of these programs will continue at current levels. Our revenue could be adversely affected by significant changes in federal spending priorities or policies such as:

•	decreases in spending by agencies or programs we support;
•	increased allocation of federal contracts to small minority owned or disadvantaged businesses;
•	replacement of professional services contractors with federal employees (i.e., in-sourcing);
•	federal government shutdowns due to weather, security threats, lack of budget funding, or other reasons;
•	delays in payment of our invoices due to policy changes or problems with government information systems;
•	failure of Congress to timely pass sufficient appropriations to fund our programs;
•	diversion of funds to pay for international conflicts or reconstruction; or
•	DoD Base realignment and closures.

It is not possible for us to predict whether federal budgets will increase or decline in the future. As a result, changes in federal priorities or policies may have adverse effects on our business, financial condition or results of operations.

We Must Bear the Risk of Various Pricing Structures Associated With Government Contracts.

We derive most of our revenue from contracts and subcontracts with the U.S. Government. A significant portion of our federal and state government contracts are undertaken on a time and materials nature, with fixed hourly rates that are intended to cover salaries, benefits, other indirect costs of operating the business and profit. Our time and material contracts represented 42% and 49% of total revenue in 2009 and 2008, respectively.  The pricing of these contracts is based upon estimates of future salaries and costs and assumptions as to the aggregate volume of business that we will perform in a given business division or other relevant unit.

We undertake various government projects on a fixed-price basis. Our revenues earned under fixed price contracts have increased as a percentage of total revenues to approximately 40% in 2009 from 33% in 2008. Under a fixed-price contract, the government pays an agreed upon price for our services or products, and we bear the risk that increased or unexpected costs may reduce our profits or cause us to incur a loss.

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

Our Contracts and Subcontracts with Government Agencies Are Subject to a Competitive Bidding Process. We May Be Unsuccessful in Re-Competition for Work We Are Currently Performing.

Most of our federal and state government contracts are renewable on an annual basis, or are subject to the exercise of contractual options. Multi-year contracts often require funding actions by the U.S. Government, a state legislature or others on an annual or more frequent basis. As a result, our business could experience material adverse consequences should such funding actions or other approvals not be taken.

We operate in a highly competitive market, and routinely we must compete to re-win work we are currently performing.  On all of these re-competitions there exists reasonable possibility that we will not be the winner, in which event future revenues, operating results and cash flows could be materially adversely affected.

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

Federal Government In-Sourcing Could Result in Loss of Business Opportunities and Personnel.

Recently the Federal Government announced it would reduce the percentage of contracted services in favor of more federal employees.  This initiative is called “in-sourcing.”  Over time in-sourcing could have a materially adverse affect on the Company’s business, financial condition and results of operations.   Specifically, as a result of in-sourcing federal procurements for services could be fewer and smaller in the future.  In addition, work DRC currently performs could be in-sourced by the federal government and as a result, the Company’s revenues could be reduced.  Moreover, DRC employees working on contract could also be hired by the government.  This loss of DRC employees would necessitate the need to retain new employees.   Accordingly, the effect of in-sourcing could have a materially adverse affect on the Company’s business, financial condition and results of operations over time.

Inability to Hire or the Loss of Personnel Could Limit Our Growth.

We are dependent on our ability to attract and retain highly skilled technical personnel. Many of our technical personnel may have specific knowledge and experience related to various government customer operations and these individuals would be difficult to replace in a timely fashion. In addition, qualified technical personnel are in high demand worldwide and are likely to remain a limited resource. The loss of services of personnel could impair our ability to perform required services under some of our contracts, to retain this business after the expiration of the existing contract, or to win new business in the event that we lost the services of individuals who have been identified in a given proposal as key personnel in the proposal. Any of these situations could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

The Failure by Congress to Approve Budgets on a Timely Basis for the Federal Agencies We Support Could Delay Procurement of Our Services and Solutions and Cause Us to Lose Future Revenues.

On an annual basis, Congress must approve budgets that govern spending by the federal agencies that we support. In years when Congress is not able to complete its budget process before the end of the federal government’s fiscal year on September 30, Congress typically funds government operations pursuant to a continuing resolution. A continuing resolution allows federal government agencies to operate at spending levels approved in the previous budget cycle. When the U.S. government operates under a continuing resolution, it may delay funding we expect to receive from clients on work we are already performing and will likely result in new initiatives being delayed or in some cases cancelled.

Federal Government Contracts Contain Provisions Giving Government Customers a Variety of Rights that are Unfavorable to Us, Including the Ability to Terminate a Contract at Any Time for Convenience.

Federal government contracts contain provisions and are subject to laws and regulations that give the government rights and remedies not typically found in commercial contracts. These provisions may allow the government to

•	terminate existing contracts for convenience, as well as for default;
•	reduce orders under, or otherwise modify contracts or subcontracts;
•	cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable;
•	decline to exercise an option to renew a multi-year contract;
•	suspend or debar us from doing business with the federal government or with a governmental agency;
•
prohibit future procurement awards with a particular agency as a result of a finding of an organizational conflict of interest based upon prior related work performed for the agency that would give a contractor an unfair advantage over competing contractors;

•	subject the award of contracts to protest by competitors, which may require the contracting federal agency or department to suspend our performance pending the outcome of the protest;
•	claim rights in products and systems produced by us; and

If the government terminates a contract for convenience, we may recover only our incurred or committed costs, settlement expenses and profit on work completed prior to the termination. If the government terminates a contract for default, we may not recover even those amounts and instead may be liable for excess costs incurred by the government in procuring undelivered items and services from another source. If one of our government customers were to unexpectedly terminate, cancel or decline to exercise an option to renew one or more of our significant contracts or programs, our revenues and operating results would be materially harmed.

Failure to Maintain Strong Relationships with Other Contractors Could Result in a Decline in Our Revenues.

In 2009 and 2008, we derived 29% and 37% of our revenues, respectively, from contracts in which we acted as a subcontractor to other contractors or to joint ventures that we and other contractors formed to bid on and execute particular contracts or programs. We expect to continue to depend on relationships with other contractors for a portion of our revenues for the foreseeable future. Our business, prospects, financial condition or operating results could be harmed if other contractors eliminate or reduce their subcontracts or joint venture relationships with us because they choose to establish relationships with our competitors; they choose to directly offer services that compete with our business; the government terminates or reduces these other contractors’ programs; or the government does not award them new contracts.

Many of Our Federal Government Customers Execute Their Procurement Budgets Through Multiple Award Contracts Under Which We Are Required to Compete for Post-Award Orders, Potentially Limiting Our Ability to Win New Contracts and Increase Revenue.

Changes in the Federal procurement process have caused many U.S. federal government customers to increasingly purchase goods and services through multiple award ID/IQ contracts and other multiple award and/or GWAC vehicles.

These contract vehicles require that we make sustained post-award efforts to obtain task orders under the relevant contract. There can be no assurance that we will obtain revenues or otherwise sell successfully under these contract vehicles. Our failure to compete effectively in this procurement environment could harm our operating results.

Our inability to win re-competitions of the multiple award contracts we currently hold, including the DHS EAGLE and Air Force DESP II contracts, which are subject to re-competition in 2010, could have a material adverse effect on future revenues, operating results and cash flows.  Also our inability to win newly competed multiple award schedule contracts, which we do not currently hold, may impede our ability to grow.

We May Lose Revenue and Our Cash Flow and Profitability Could Be Negatively Affected if Expenditures Are Incurred Prior to Final Receipt of a Contract or Contract Funding Modification.

We provide professional services and sometimes procure materials on behalf of our government clients under various contract arrangements. From time to time, in order to ensure that we satisfy our clients’ delivery requirements and schedules, we may elect to initiate procurements or provide services in advance of receiving formal contractual authorization from the government client or a prime contractor. If our government or prime contractor requirements should change or the government directs the anticipated procurement to a contractor other than us, or if the materials become obsolete or require modification before we are under contract for the procurement, our investment might be at risk. If we do not receive the required funding, our cost of services incurred in excess of contractual funding may not be recoverable. This could reduce anticipated revenue or result in a loss, negatively affecting our cash flow and profitability.

We May Be Liable for Systems and Service Failures.

We create, implement and maintain IT and technical services solutions that are often critical to our customers’ operations, including those of federal, state and local governments. We may in the future experience some systems and service failures, schedule or delivery delays and other problems in connection with our work. If our solutions, services, products or other applications have significant defects or errors, are subject to delivery delays or fail to meet our customers’ expectations, we may:

•	lose revenues due to adverse customer reaction;
•	be required to provide additional services to a customer at no charge;
•	receive negative publicity that could damage our reputation and adversely affect our ability to attract or retain customers; and
•	suffer claims for substantial damages against us.

In addition to any costs resulting from product warranties, contract performance or required corrective action, these failures may result in increased costs or loss of revenues if they result in customers postponing subsequently scheduled work, canceling contracts or failing to renew contracts.

While many of our contracts with the federal government limit our liability for damages that may arise from negligence in rendering services to our customers, we cannot be sure that these contractual provisions will protect us from liability for damages if we are sued. Even if unsuccessful, these claims could result in significant legal and other costs that may be a distraction to our management and/or may harm our reputation.

If We Fail to Comply with Complex Procurement Laws and Regulations, We Could Lose Business and Be Subject to Various Penalties or Sanctions.

We must comply with laws and regulations relating to the formation, administration and performance of federal government contracts. These laws and regulations affect how we conduct business with our federal government contracts. In complying with these laws and regulations, we may incur additional costs. Non-compliance may also allow for the assignment of additional fines and penalties, including contractual damages. Among the more significant laws and regulations affecting our business are the following:

•	the Federal Acquisition Regulation, which comprehensively regulates the formation, administration and performance of federal government contracts;
•	the Truth in Negotiations Act, which requires certification and disclosure of all cost and pricing data in connection with contract negotiations;
•	the Cost Accounting Standards and Cost Principles, which impose accounting requirements that govern our right to reimbursement under certain cost-based federal government contracts;
•
laws, regulations and executive orders restricting the use and dissemination of information classified for national security purposes and the export of certain products, services and technical data; and

•	U.S export controls, which apply when we engage in international work.

Failure to comply with these control regimes can lead to severe penalties, both civil and criminal, and can include debarment from contracting with the U.S. government.

Our contracting agency customers periodically review our performance under and compliance with the terms of our federal government contracts. If a government review or investigation uncovers improper or illegal activities, we may be subject to civil or criminal penalties or administrative sanctions, including:

•	termination of contracts;
•	forfeiture of profits;
•	cost associated with triggering of price reduction clauses;
•	suspension of payments;
•	fines; and
•	suspension or debarment from doing business with federal government agencies.

Additionally, the civil False Claims Act provides for potentially substantial civil penalties where, for example, a contractor presents a false or fraudulent claim to the government for payment or approval. Actions under the civil False Claims Act may be brought by the government or by other persons on behalf of the government, who may then share a portion of any recovery.

If we fail to comply with these laws and regulations, we may also suffer harm to our reputation, which could impair our ability to win awards of contracts in the future or receive renewals of existing contracts. If we are subject to civil and criminal penalties and administrative sanctions or suffer harm to our reputation, our current business, future prospects, financial condition or operating results could be materially harmed.

The government may also revise its procurement practices or adopt new contracting rules and regulations, including cost accounting standards, at any time. Any new contracting methods could be costly to satisfy, be administratively difficult for us to implement and could impair our ability to obtain new contracts.

Our Contracts and Administrative Processes and Systems Are Subject to Government Regulations, Audits and Cost Adjustments By the Federal Government, Which Could Reduce Our Revenue, Disrupt Our Business or Otherwise Adversely Affect Our Results of Operations.

Federal government agencies, including the Defense Contract Audit Agency (“DCAA”), the Defense Contract Management Agency, various inspectors general, the Defense Criminal Investigative Service, the Government Accountability Office and the Department of Justice, routinely audit and investigate government contracts and government contractors’ administrative processes and systems. These agencies review our performance on contracts, pricing practices, cost structure and compliance with applicable laws, regulations and standards. They also review our compliance with government regulations and policies and the adequacy of our internal control systems and policies, including our purchasing, accounting, estimating, compensation and management information processes and systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed, and any such costs already reimbursed must be refunded and certain penalties may be imposed.

DCAA audits for costs incurred on work performed after December 31, 2004 have not yet been completed. In addition, DCAA audits for costs incurred by our recent acquisitions for certain periods prior to acquisition have not yet been completed.

An unfavorable outcome of an audit by the DCAA or another government agency adversely effect our financial results. Moreover, if any of the administrative processes and systems are found not to comply with requirements, we may be subjected to increased government scrutiny and approval that could delay or otherwise adversely affect our ability to compete for or perform contracts or collect our revenue in a timely manner. Such possibilities include that (i) we would be required to reimburse the government for amounts previously received, (ii) our pricing on contracts may be prospectively reduced, (iii) payments to us may be significant delayed or withheld, and (iv) our ability to compete may be impaired by negative audit reports or by the failure to receive audit reports.

If a government investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines and suspension or debarment from doing business with the federal government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us.

Each of these results could cause actual results to differ materially and adversely from those anticipated. We do not know the outcome of pending or future audits.

Our Markets are Highly Competitive, and Many of the Companies We Compete Against Have Substantially Greater Resources.

The markets in which we operate include a large number of participants and are highly competitive. Many of our competitors may compete more effectively than we can because they are larger, better financed and better known companies than we are. In order to stay competitive in our industry, we must also keep pace with changing technologies and client preferences. If we are unable to differentiate our services from those of our competitors, our revenue may decline. In addition, our competitors have established relationships among themselves or with third parties to increase their ability to address client needs. As a result, new competitors or alliances among competitors may emerge and compete more effectively than we can. There is also a significant industry trend towards consolidation, which may result in the emergence of companies who are better able to compete against us. The results of these competitive pressures could cause our actual results to differ materially and adversely from those anticipated.

Our Failure to Adequately Protect Our Confidential Information and Proprietary Rights May Harm Our Competitive Position.

Our success depends, in part, upon our ability to protect our proprietary information and other intellectual property. Although our employees are subject to confidentiality obligations, this protection may be inadequate to deter misappropriation of our confidential information. In addition, we may be unable to detect unauthorized use of our intellectual property in order to take appropriate steps to enforce our rights. If we are unable to prevent third parties from infringing or misappropriating our copyrights, trademarks or other proprietary information, our competitive position could be harmed and our actual results could differ materially and adversely from those anticipated.

Loss of Our Position as a Qualified Contractor Under One or More General Services Administration Schedules, Would Impair Our Operating Results and Our Ability to Keep Our Existing Business or Win New Business.

If we were to lose any of our GSA schedules or our prime contractor position on any of our contracts, we could lose revenues, and our ability to win new business and our operating results could decline as a result.

A Preference for Minority-Owned, Small and Small Disadvantaged Businesses Could Impact Our Ability to be a Prime Contractor on Certain Governmental Procurements.

As a result of the Small Business Administration, or SBA, set-aside program, the federal government may decide to restrict certain procurements only to bidders that qualify as minority-owned, small or small disadvantaged businesses. As a result, we would not be eligible to perform as a prime contractor on those programs and would be restricted to a maximum of 49% of the work as a subcontractor on those programs. An increase in the amount of procurements under the SBA set-aside program may impact our ability to bid on new procurements as a prime contractor or restrict our ability to recompete on incumbent work that is placed in the set-aside program.

If Our Employees Engage in Misconduct or Other Improper Activities, Our Business Could Be Harmed.

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

We Are Involved in Litigation Matters Which, If Not Resolved in Our Favor, Could Harm Our Business.

We are involved in litigation matters which could have a material adverse effect on our business, financial position, results of operations and cash flow.  These litigation matters are more fully described in Note 15 of our “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K.

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

Although our management has determined, and our independent registered public accounting firm has attested, that our internal controls over financial reporting were effective as of December 31, 2009, we cannot assure you whether or not we or our independent registered public accounting firm may identify a material weakness in our internal controls in the future. A material weakness in our internal controls over financial reporting would require management and our independent registered public accounting firm to evaluate our internal controls as ineffective. If our internal controls over financial reporting are not considered adequate, we may experience a loss of public confidence in our reported financial information, which could have an adverse effect on our business and the trading price of our stock.

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

We May Not Make or Complete Future Mergers, Acquisitions or Strategic Alliances or Investments Which May Adversely Affect Our Growth.  Additionally, Acquired Operations May Perform at Levels Below Our Financial Projections or We May Be Unable to Successfully Integrate the Acquired Operations.

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

The Company Has Substantial Investments in Recorded Goodwill as a Result of Prior Acquisitions, and Changes in Future Business Conditions Could Cause These Investments to Become Impaired, Requiring Substantial Write-Downs That Would Reduce the Company’s Operating Income.

As of December 31, 2009, goodwill accounted for approximately $98 million, or approximately 48%, of the Company’s recorded total assets. Under generally accepted accounting principles, the Company reviews its goodwill for impairment annual or when events or changes in circumstances indicate the carrying value may not be recoverable. If goodwill becomes impaired, the Company would record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill is determined, which may significantly reduce or eliminate our profits.

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

The United States and global economies are currently experiencing a period of substantial economic uncertainty with wide-ranging effects. The Company is unable to predict the impact, severity, and duration of these economic events, which could have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have not received any written comments from the staff of the Securities and Exchange Commission regarding our periodic or current reports that (1) were issued not less than 180 days before the end of our 2009 fiscal year, (2) remain unresolved and (3) we believe are material.

ITEM 2.  PROPERTIES

As of December 31, 2009 we leased all of the facilities used in our operations totaling approximately 480,000 square feet, of which Metrigraphics occupied approximately 45,000 square feet and we sublease approximately 181,000 square feet.  We have principal offices in Andover, Massachusetts and in the Washington, D.C. area.  We believe that our facilities are adequate for our current needs.

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

We are a party to or are subject to litigation and other proceedings referenced in Note 15 of our “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K. Except as noted therein we do not presently believe it is reasonably likely that any of these matters would have a material adverse effect on our business, financial position, results of operations or cash flows.

Our evaluation of the likelihood of expenditures related to these matters is subject to change in future periods, depending on then-current events and circumstances, which could have material adverse effects on our business, financial position, results of operations and cash flows.

ITEM 4.  [RESERVED]

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

	High	Low
Fiscal year ended December 31, 2009
First quarter	$9.00	$5.86
Second quarter	$10.61	$6.80
Third quarter	$14.32	$10.01
Fourth quarter	$13.80	$9.36

Fiscal year ended December 31, 2008
First quarter	$11.30	$8.72
Second quarter	$10.75	$9.25
Third quarter	$10.50	$7.58
Fourth quarter	$9.04	$5.00

Number of Shareholders

As of February 28, 2010, there were 539 shareholders of record of our common stock.

Dividend Policy

We did not declare any cash dividends in the two years ended December 31, 2009 and do not intend to in the near future. Our present policy is to retain earnings and preserve cash for our future growth and development of our business.  In addition, our financing arrangements, as described in Note 8 of our “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K, restrict our ability to pay dividends.

Issuer Purchases of Equity Securities

The following table sets forth all purchases made by us or on our behalf by any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the fourth quarter of 2009.  All shares repurchased were not part of a publicly announced share purchase program and with the exception of one transaction represent shares repurchased to cover payroll withholding taxes in connection with the vesting of restricted stock awards.  During the month of October we repurchased 66,081 shares to cover the option cost and 54,917 shares to cover payroll withholding taxes in connection with the exercise of non-qualified stock options by a key executive officer.

				Approximate
				Dollar
			Total	Value
			Number	of Shares
			of Shares	that May
			Purchased	Yet Be
		Average	as Part of	Purchased
	Total Number	Price	Publicly	Under the
	of Shares	Paid Per	Announced	Programs
Period	Purchased (1)	Share	Programs	(in millions)
October 1, 2009 to October 31, 2009	122,097	$13.44	-	$-
November 1, 2009 to November 30, 2009	261	$12.74	-	-
December 1, 2009 to December 31, 2009	97	$10.90	-	-
Total	122,455	$13.43	-	$-

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock from December 31, 2004 to December 31, 2009 with the cumulative total return of (i) the NASDAQ Composite U.S. Index and (ii) our industry peers. This graph assumes the investment of $100.00 at the closing price on December 31, 2004 in our common stock, the NASDAQ Composite U.S. Index and our industry peers, and assumes any dividends are reinvested.

	December 31,
	2004	2005	2006	2007	2008	2009
Dynamics Research Corporation	$100.00	$86.65	$54.68	$60.68	$44.87	$59.51
NASDAQ Stock Market (US Companies)	$100.00	$101.37	$111.03	$121.92	$72.49	$104.31
Peer Group	$100.00	$96.54	$98.02	$101.36	$100.39	$100.69

The performance in the above graph is not necessarily indicative of future stock price performance.  Our peer group consists of industry peers, including, CACI International, Inc., ICF International, Inc., ManTech International Corp., NCI, Inc., SRA International, Inc., Stanley, Inc. and VSE Corp.

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

	Year Ended December 31,
(dollars in thousands, except per share data)	2009	2008(1)	2007	2006	2005
Revenue	$268,661	$236,796	$224,676	$252,890	$293,662
Gross profit	$44,967	$38,994	$37,160	$33,914	$48,096
Operating income (loss)	$17,908	$(150)	$13,104	$7,507	$20,247
Non-GAAP operating income(2)		$14,669	$13,285
Income (loss) from continuing operations	$10,313	$(1,084)	$7,413	$3,578	$10,791
Income (loss) from discontinued operations	(141)	(171)	(311)	410	642
Cumulative benefit of accounting change	-	-	-	84	-
Net income (loss)	$10,172	$(1,255)	$7,102	$4,072	$11,433
Non-GAAP net income(2)		$7,807	$7,211

Earnings (loss) per share - Basic
Income (loss) from continuing operations before cumulative effect of accounting change	$1.08	$(0.11)	$0.79	$0.39	$1.22
Income (loss) from discontinued operations	(0.02)	(0.02)	(0.03)	0.05	0.07
Cumulative benefit of accounting change	-	-	-	0.01	-
Net earnings (loss) per share - Basic	$1.06	$(0.13)	$0.76	$0.45	$1.30
Non-GAAP net earnings per share - Basic(2)		$0.82	$0.77

Earnings (loss) per share - Diluted
Income (loss) from continuing operations before cumulative effect of accounting change	$1.06	$(0.11)	$0.77	$0.38	$1.17
Income (loss) from discontinued operations	(0.02)	(0.02)	(0.03)	0.04	0.07
Cumulative benefit of accounting change	-	-	-	0.01	-
Net earnings (loss) per share - Diluted	$1.04	$(0.13)	$0.74	$0.43	$1.24
Non-GAAP net earnings per share - Diluted(2)		$0.80	$0.75

Net cash provided by operating activities from continuing operations	$7,929	$18,582	$3,487	$18,301	$24,739
Capital expenditures	$4,906	$1,973	$1,676	$1,887	$4,484
Depreciation	$2,987	$2,961	$2,869	$2,837	$3,372
EBITDA, excluding litigation settlement effect(2)(3)	$24,891	$20,285	$19,585	$13,742	$28,935

	As of December 31,
(dollars in thousands, except per share data)	2009	2008(1)	2007	2006	2005
Total assets	$203,601	$208,930	$149,953	$159,852	$187,753
Total debt	$31,973	$38,000	$7,737	$15,000	$25,412
Stockholders’ equity	$94,096	$81,475	$96,504	$84,314	$74,736
Return on invested capital, excluding litigation settlement effect(2)(4)	8.8%	7.8%	7.8%	4.9%	12.1%
Stockholders’ equity per share(5)	$9.48	$8.42	$10.15	$9.05	$8.22
Return on stockholders’ equity, excluding litigation settlement effect(2)(6)	10.8%	9.6%	7.5%	4.8%	15.3%
Funded backlog	$158,518	$146,619	$115,155	$91,884	$143,026
Number of shares outstanding	9,923,357	9,674,512	9,509,849	9,314,962	9,096,893

(1)	Amounts include results of operations of Kadix (acquired August 1, 2008) for the period subsequent to our acquisition.
(2)	Non-GAAP financial data is discussed under the title “Non-GAAP Financial Measures”, included within this Item 6.
(3)
Earnings before interest, taxes, depreciation and amortization, or EBITDA, is defined as GAAP income from continuing operations plus net interest expense, income taxes, depreciation expense and amortization expense.  EBITDA as calculated by us may be calculated differently than EBITDA for other companies.

(4)
Return on invested capital is calculated by dividing operating income (or non-GAAP operating income in 2008 and 2007), net of related income taxes, by the ending invested capital.  Invested capital is the sum of outstanding debt and stockholders’ equity, minus cash, normalized for the investment made for acquisitions during the year.

(5)	Stockholders’ equity per share is calculated by dividing ending stockholders’ equity by the number of shares outstanding at the end of the period.
(6)	Return on stockholders’ equity is calculated by dividing net income (or non-GAAP net income in 2008 and 2007) by ending stockholders equity.

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

The non-GAAP measures we use exclude the litigation settlement charge incurred in 2008 and 2007and its related tax effect that management believes is unusual in amount and outside of our ongoing operations for the periods presented.

We have also provided EBITDA because we believe it is a commonly used measure of financial performance in comparable companies and is provided to help investors evaluate performance and to enhance investors’ understanding of our operating results. EBITDA should not be construed as an alternative measure of net income, income from continuing operations or cash flows.

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

	Year Ended December 31,
	2008		2007
(in thousands)	$	%(1)	$	%(1)
GAAP operating income (loss) from continuing operations	$(150)	(0.1)%	$13,104	5.8%
Litigation settlement	14,819	6.3%	181	0.1%
Non-GAAP operating income from continuing operations	$14,669	6.2%	$13,285	5.9%

GAAP income (loss) from continuing operations before provision (benefit) for income taxes	$(1,538)	(0.6)%	$12,392	5.5%
Litigation settlement	14,819	6.3%	181	0.1%
Non-GAAP income from continuing operations before provision for income taxes	$13,281	5.6%	$12,573	5.6%

GAAP provision (benefit) for income taxes from continuing operations(2)	$(454)	29.5%	$4,979	40.2%
Tax benefit for litigation settlement(2)	5,757	38.8%	72	39.8%
Non-GAAP provision for income taxes from continuing operations(2)	$5,303	39.9%	$5,051	40.2%

GAAP net income (loss)	$(1,255)	(0.5)%	$7,102	3.2%
Litigation settlement, net of tax benefit	9,062	3.8%	109	0.0%
Non-GAAP net income	$7,807	3.3%	$7,211	3.2%

Earnings (loss) per share
GAAP Basic	$(0.13)		$0.76
Per share effect of litigation settlement	0.95		0.01
Non-GAAP Basic	$0.82		$0.77

GAAP Diluted	$(0.13)		$0.74
Per share effect of litigation settlement	0.93		0.01
Non-GAAP Diluted	$0.80		$0.75

Weighted average shares outstanding
Basic (GAAP diluted for 2008)	9,493,495		9,326,907
Diluted (Non-GAAP for 2008)	9,704,789		9,649,897

(1)	Represents a percentage of total revenue.
(2)	The percent amounts represent a percentage of GAAP income (loss) before provision for income taxes, litigation settlement and non-GAAP income before provision for income taxes, respectively.

Reconciliation of income (loss) from continuing operations to EBITDA is as follows:

	Year Ended December 31,
(in thousands)	2009	2008	2007	2006	2005
Net income (loss)	$10,172	$(1,255)	$7,102	$4,072	$11,433
Loss (income) from discontinued operations	141	171	311	(410)	(642)
Cumulative benefit of accounting change	-	-	-	(84)	-
Income (loss) from continuing operations	10,313	(1,084)	7,413	3,578	10,791
Interest expense, net	2,024	1,423	1,541	2,042	4,367
Provision (benefit) for income taxes	6,262	(454)	4,979	2,476	7,366
Depreciation expense	2,987	2,961	2,869	2,837	3,372
Amortization expense	3,305	2,620	2,602	2,809	3,039
EBITDA	24,891	5,466	19,404	13,742	28,935
Litigation settlement	-	14,819	181	-	-
EBITDA, excluding litigation settlement effect	$24,891	$20,285	$19,585	$13,742	$28,935

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the consolidated financial statements and the notes to those statements that appear elsewhere in this Annual Report on Form 10-K.  This discussion contains forward-looking statements that involve risks, uncertainties, and assumptions, such as statements of our plans, objectives, expectations, and intentions. Our actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause or contribute to our actual results differing materially from those anticipated include, but are not limited to, those discussed in Item 1A. Risk Factors and elsewhere in this Form 10-K.

OVERVIEW

Business

Dynamics Research Corporation, headquartered in Andover, Massachusetts, is a leading provider of innovative management consulting, engineering, technical and IT services and solutions to federal and state governments.  We provide support to our customers in the primary mission areas of IT, logistics and readiness, cybersecurity and information assurance, homeland security, health care, and intelligence and space.

As of December 31, 2009, our only reportable business segment was Systems and Services.  During the fourth quarter of 2009 we entered into a plan to sell our Metrigraphics division.  As of December 31, 2009, Metrigraphics was classified as held for sale and is presented as a discontinued operation.

In the three years ended 2009, we recorded improved operating results absent the effect of the litigation settlement charges recorded in 2008 and 2007, which, when included, resulted in a net loss for 2008.

Industry

We are cognizant of funding challenges and changing priorities of the federal government.  With the solid growth in the 2009 federal IT budgets, the 4% growth in the 2010 IT budget request, and President Obama’s favorable view of technology, the long-term outlook for the federal professional and IT services industry is good.  TechAmerica, a leading trade association in the industry, estimates that the total federal IT budget will grow at 3.1% annually over the next five years, down from the 4.9% in the prior five years, from $77.8 billion to $90.7 billion.

Customers have moved away from using GSA schedule contracts in favor of agency-wide multiple-award ID/IQ multi-year contract vehicles.  Over the past several years, we have won or acquired many of these contracts including the DHS EAGLE and PMSS management and IT services contracts, the military health care TEAMS contract, the Air Force DESP II engineering services contract, the DoD-wide LMSS logistics services contract, the Office of Personnel Management TMA contract, and the Alliant government-wide contract.  As a result, the overall position of our revenue derived from prime contracts rose to 71% in 2009, up from 63% in 2008.

In recent years, there has been an increase in the portion of contracts issued on a fixed price basis, compared with time and materials or cost-plus, in an effort to reduce the risk to the government of cost overruns.  We believe our contract cost management capabilities are strong and view this trend as favorable to the company.  The amount of our revenue derived from fixed price contracts in 2009 was 40%, up from 33% in 2008.

The federal government also has set high priority and is initiating programs focused on strengthening the government workforce with particular emphasis on personnel responsible for acquisition, such as, acquiring products and services for the government.  The government has set targets for adding to the government workforce with some of these positions coming from a reduction in the number of contractor positions supporting the government, known as in-sourcing.  We have experienced a modest reduction in positions and revenue from in-sourcing on our business and anticipate continuation of this program.  We also are seeing increasing demand for more human capital and training solutions in support of government initiatives to strengthen the federal workforce.

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

The use of alternative estimates and assumptions and changes in business strategy or market conditions may significantly impact our assets or liabilities, and potentially result in a different impact to our results of operations.  We believe the following critical accounting policies affect the more significant accounting areas particularly those that involve judgments, estimates and assumptions used in the preparation of our consolidated financial statements.

Revenue Recognition

We provide services pursuant to time and materials, cost reimbursable and fixed-price contracts, including service-type contracts.

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

Revenue from service-type fixed-price contracts is recognized ratably over the contract period or by other appropriate output methods to measure service provided, and contract costs are expensed as incurred. Under fixed-price contracts, other than service-type contracts, revenue is recognized primarily under the percentage of completion method. The risk on a fixed-price contract is estimates of costs to complete the contract may exceed revenues on the contract.

From time to time, we may proceed with work based on client direction prior to the completion and signing of formal contract documents. We have a formal review process for approving any such work. Revenue associated with such work is recognized only when it can reliably be estimated and realization is probable. We base our estimates on a variety of factors, including previous experiences with the client, communications with the client regarding funding status, and our knowledge of available funding for the contract.

For all types of contracts, we recognize anticipated contract losses as soon as they become known and estimable. Out-of-pocket expenses that are reimbursable by the customer are included in revenue and cost of revenue.

Unbilled receivables are the amounts of recoverable revenue that have not been billed at the balance sheet date. Unbilled receivables relate principally to revenue that is billed in the month after services are performed. In certain instances, billing is deferred in compliance with the contract terms, such as milestone billing arrangements and withholdings, or delayed for other reasons. Costs related to certain U.S. Government contracts, including applicable indirect costs, are subject to audit by the government. Revenue from such contracts has been recorded at amounts we expect to realize upon final settlement.

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

We estimate fair value by employing different methodologies, including a comparison to comparable industry companies. discounted cash flows and market value, applying weighting to these three factors. The determination of relevant comparable industry companies impacts our assessment of fair value. Should the operating performance of our reporting unit change in comparison to these companies or should the valuation of these companies change, this could impact our assessment of the fair value of the reporting unit. Our discounted cash flow analysis factors in assumptions on revenue and expense growth rates. These estimates are based upon our historical experience and projections of future activity, factoring in customer demand, changes in technology and a cost structure necessary to achieve the related revenues. Additionally, the discounted cash flow analysis factors in expected amounts of working capital and weighted average cost of capital. The market value factor is primarily driven by the underlying value of our common stock, which can vary significantly depending upon a number of factors, such as overall market conditions and our estimated future profitability. Changes in judgments on any of these factors could materially impact the value of the reporting unit.

The Company’s annual impairment test is based on several qualitative and quantitative factors. Principally, a significant and sustained decrease in expected reporting unit cash flows or changes in market conditions would increase the risk of impairment of recorded goodwill.

The Company operates in the government IT consulting marketplace which has historically been characterized by high visibility of future revenue streams, profitability, and generally consistent positive cash flows. The Company’s federal government customer base mitigates against near term volatility in financial performance experienced by companies operating in other parts of the economy.  Long-term industry trends and other business considerations, such as those outlined in the Risk Factors section of our Form 10-K can have a favorable or unfavorable effect on future cash flows. These trends and business considerations include our concentration of business with the Federal Government, competitive bidding for contracts, and the mix of contract types in which we enter. The Company considered its low short-term volatility, favorable long-term industry trends, high visibility for future revenue and cash flow, and stock price as context for the determination that disclosure of heightened risk relative to goodwill impairment was not appropriate at the time of our filing.

As a result of the annual impairment test performed as of December 31, 2009, we determined that the carrying amount of goodwill did not exceed its fair value and, accordingly, did not record a charge for impairment. However, we are unable to assure that goodwill will not be impaired in subsequent periods. As of December 31, 2009, we had recorded goodwill and other intangible assets of $101.7 million in the Consolidated Balance Sheets.

Income Taxes and Deferred Taxes

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from these positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. We review our tax positions on a quarterly basis and more frequently as facts surrounding tax positions change.  Based on these future events, we may recognize uncertain tax positions or reverse current uncertain tax positions which would affect the statement of operations and/or the balance sheet.

As part of our process of preparing consolidated financial statements, management is required to estimate the provision for income taxes, deferred tax assets and liabilities and future taxable income for purposes of assessing our ability to realize any future benefits from deferred taxes. This process involves estimating the current tax liability and assessing temporary and permanent differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Consolidated Balance Sheets. We had a net deferred liability of $2.8 million at December 31, 2009 compared to a net deferred asset of $7.7 million at December 31, 2008.

We must also assess the likelihood that our deferred tax asset will be recovered from future taxable income and, to the extent a recovery is not likely, a valuation allowance must be established. At December 31, 2009, we determined that a valuation allowance was not required.

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

The assumed discount rate, which is intended to be the actual rate at which benefits could effectively be settled, is determined by a spot-rate yield curve method. The spot-rate yield curve is employed to match the plan assets cash outflows with the timing and amount of the expected benefit payments. As of December 31, 2009, the pension plan’s measurement date, the weighted average discount rate used to determine the benefit obligations was 5.75% and the net periodic benefit costs was 6.25%. A decrease of 50 basis points in the discount rate would have resulted in an increase in annual pension expense by approximately $0.1 million.

The assumed expected rate of return on plan assets, which is the average return expected on the funds invested or to be invested to provide future benefits to pension plan participants, is determined by an annual review of historical long-term asset returns and consultation with outside investment advisors. As of the pension plan’s measurement date, the weighted average expected rate of return was 8.5%. A decrease of 50 basis points in the expected rate of return would have resulted in an increase in annual pension expense by approximately $0.2 million.

If assumptions differ materially from actual results in the future, our obligations under the pension plan could also differ materially, potentially requiring us to record an additional pension liability and record additional pension costs. An actuarial valuation of the pension plan is performed each year. The results of this actuarial valuation are reflected in the accounting for the pension plan upon determination. At December 31, 2009, we recorded a pension liability of $21.5 million in the Consolidated Balance Sheet that represented the underfunded benefit obligation.

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

Litigation accruals are recorded as charges to earnings when management, after taking into consideration the facts and circumstances of each matter, including any settlement offers, has determined that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The ultimate resolution of any exposure may vary from earlier estimates as further facts and circumstances become known.

RESULTS OF OPERATIONS

Operating results and results expressed as a percentage of total revenues are as follows:

	Year Ended December 31,
	2009		2008		2007
(in millions)	$(1)%		$(1)%		$(1)%
Revenue	$268.7		$236.8		$224.7
Gross profit	$45.0	16.7%	$39.0	16.5%	$37.2	16.5%

Selling, general and administrative	23.8	8.8%	21.7	9.2%	21.3	9.5%
Litigation settlement	-	0.0%	14.8	6.3%	0.2	0.1%
Amortization of intangible assets	3.3	1.2%	2.6	1.1%	2.6	1.2%
Operating Income (loss)	17.9	6.7%	(0.1)	(0.1)%	13.1	5.8%
Interest expense, net	(2.0)	(0.8)%	(1.4)	(0.6)%	(1.5)	(0.7)%
Other income, net	0.7	0.3%	0.0	0.0%	0.8	0.4%
Provision (benefit) for income taxes(2)	6.3	37.8%	(0.5)	29.5%	5.0	40.2%
Loss on discontinued operations	(0.1)	(0.1)%	(0.2)	(0.1)%	(0.3)	(0.1)%
Net income (loss)	$10.2	3.8%	$(1.3)	(0.5)%	$7.1	3.2%

(1)	Totals may not add due to rounding.
(2)	The percentage for provision (benefit) for income taxes relate to a percentage of income before provision for income taxes.

Revenue

We reported revenue of $268.7 million, $236.8 million and $224.7 million in 2009, 2008 and 2007, respectively. Revenue increased by $31.9 million, or 13.5% in 2009 compared to 2008.  In 2008, revenue increased by $12.1 million, or 5.4% compared to 2007.  The revenue organic growth rate for 2009 was 2.7%.  Our computation of organic growth adds Kadix’s first seven months of revenue in 2008 of $24.7 million to our reported revenues for such period.  Also, 2009 included $8.7 million in revenues derived from 8(a) contracts received with the Kadix acquisition compared with $12.2 million for 2008.  Absent the effect of the 8(a) contracts, the organic growth rate grew to 5.7% in 2009 compared 2008.

Revenues were earned from the following sectors:

	Year Ended December 31,
	2009		2008		2007
(in millions)	$(1)	%(1)	$(1)	%(1)	$(1)	%(1)
National defense and intelligence agencies	$147.0	54.7%	$156.8	66.2%	$179.1	79.7%
Homeland security	53.2	19.8	19.3	8.1	3.9	1.7
Federal civilian agencies	42.4	15.8	32.9	13.9	27.5	12.2
State and local government agencies	24.0	8.9	25.8	10.9	13.6	6.1
Other	2.1	0.8	2.0	0.8	0.7	0.3
Total revenue	$268.7	100.0%	$236.8	100.0%	$224.7	100.0%

(1)	Totals may not add due to rounding.

The decrease in revenues from national defense and intelligence agencies in 2009 compared to 2008 was due to the roll-off of 8(a) set aside contracts, lower Air Force small business set aside revenue under the Consolidated Acquisition of Professional Services contract and lower revenue related to the U.S. Navy Trident Missile Program.  The decrease in 2008 compared to 2007 was due to decreased revenues derived from the U.S. Air Force ASC small business set-aside Consolidated Acquisition of Professional Services contract, the transition from the U.S. Air Force ESC full and open IT Services Program II contract to the small business set-aside Professional Acquisition Support Services contract and lower revenue related to the U.S. Navy Trident Missile program.

Our revenues derived from the DoD Acquisition Related Advisory and Assistance Services is currently estimated at $35 million annually.  The federal government has set high priority and is initiating programs focused on strengthening the government workforce, with particular emphasis on personnel responsible for acquiring products and services.  The government has set targets for adding to the government workforce with some of the additions coming from contracted positions, known as in-sourcing.  In 2009, twenty of our positions were in-sourced.  However, we are unable to predict if the level of this activity will change in 2010 and beyond.

The increase in revenues from Homeland Security and federal civilian agencies in 2009 compared to 2008 was due to a full year of Kadix revenues, supplemented by new contract and task orders received in the second half of 2008 and in 2009.  The increase in both revenue segments in 2008 compared to 2007 was due to added revenues related to the Kadix acquisition and new task orders won in 2008.

The decrease in revenues from state and local government agencies in 2009 compared to 2008 was due to lower revenues from the State of Ohio contract, which is now completed, partially offset by increased revenues from the new child welfare system development project with the State of Tennessee which began in the second quarter of 2008.  The increase in 2008 compared to 2007 was primarily due to additional change orders under the State of Ohio contract during 2007 and 2008.  Revenues from the State of Tennessee contract are currently projected at an estimated $5.0 million for 2010, compared with $14.3 million for 2009 and $7.0 million for 2008.  Revenues from the State of Ohio contract were $0.5 million in 2009 compared with $12.1 million for 2008.

Revenues by contract type as a percentage of revenues were as follows:

	Year Ended December 31,
	2009	2008	2007
Time and materials	42%	49%	57%
Fixed price, including service type contracts	40	33	21
Cost reimbursable	18	18	22
	100%	100%	100%

Prime contract	71%	63%	56%
Sub-contract	29	37	44
	100%	100%	100%

Prime revenues increased in 2009 compared to 2008 and 2007 as a result of an increasing portion of contracts awarded under DRC’s agency-wide multiple award schedule ID/IQ contracts, including contracts received through the Kadix acquisition.

Backlog and Booking

Our backlog position at the end of the three fiscal years was:

	Year Ended December 31,
(in millions)	2009	2008	2007
Backlog:
Funded	$158.5	$146.6	$115.2
Unfunded	276.0	211.0	230.3
Total	$434.5	$357.6	$345.5
Funded Bookings	$282.3	$262.8	$246.9

For all years funded bookings generated a book-to-bill ratio of approximately 1.1.  The ending funded backlog as of December 31, 2009, 2008 and 2007 covered approximately 7.2, 6.7 and 5.9 months of revenue, respectively. We expect that substantially all of our funded backlog at December 31, 2009 will generate revenue during the year ending December 31, 2010. The funded backlog generally is subject to possible termination at the convenience of the contracting party. Contracts are generally funded on an annual basis or incrementally for shorter time periods.

Gross Profit

Our gross profit on revenue was $45.0 million, $39.0 million and $37.2 million resulting in a gross margin of 16.7% in 2009 and 16.5% in both 2008 and 2007. The increase in gross profit in 2009 compared to 2008 was primarily due to a full year of business activity associated with Kadix revenues.  The improvement in gross margin was due to the addition of higher margin services provided by the acquired Kadix operations, improved labor utilization and a shift from subcontract work to prime contract work, partially offset by an increase in pension expense due to the decline in plan asset performance in 2008.  The increase in gross profit in 2008 compared to 2007 was attributable to higher revenues primarily related to the Kadix acquisition and lower indirect costs, partially offset by costs associated with workforce reductions.  We recorded severance costs of $1.0 million, $1.7 million and $0.6 million in cost of revenue in 2009, 2008 and 2007, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $23.8 million in 2009, $21.7 million in 2008 and $21.3 million in 2007.  Selling, general and administrative expenses as a percent of total revenue was 8.8%, 9.2% and 9.5% for 2009, 2008 and 2007, respectively.  The increase in selling, general and administrative expenses in 2009 compared to 2008 was primarily due to a full year of Kadix selling general and administrative costs and an increase in deferred compensation costs.  The increase in selling, general and administrative expenses in 2008 compared to 2007 was primarily due to the addition of Kadix’s selling, general and administrative expenses partially offset by continuing cost reduction efforts and lower deferred compensation and stock compensation costs.

Litigation Settlement

During 2008 and 2007 we recorded a litigation settlement of $14.8 million and $0.2 million, respectively.  In August 2009, DRC, the Department of Justice and the United States Attorney Office, Boston, MA, executed a settlement agreement involving DRC's admission of liability solely for breach of contract, payment of $15 million to the government and dismissal with prejudice of all other claims against DRC.

Amortization of Intangible Assets

Amortization expense, which relates to the amortization of acquired intangible assets, was $3.3 million in 2009 and $2.6 million in both 2008 and 2007.  The increase relates to a full year of amortization expense recorded for the 2008 acquisition of Kadix.  We anticipate 2010 amortization expense of $1.5 million as the 2004 Impact Innovations acquisition related intangible assets became fully amortized in 2009.

Interest Expense, net

We incurred interest expense totaling $2.0 million in 2009, $1.5 million in 2008 and $1.6 million in 2007.  The increase in interest expense in 2009 compared to 2008 was due to a full year of interest expense associated with our term loan used to finance the Kadix acquisition in 2008.  The decrease in interest expense in 2008 compared to 2007 was due to lower daily average borrowings and lower average interest rates on our revolver in 2008, partially offset by interest expense associated with the addition of the $40 million term loan.  We recorded approximately $0.1 million of interest income in each of the three years ended 2009.

Other Income, net

Other income (expense) consists of our portion of earnings and losses in HMRTech, gains and losses realized from our deferred compensation plan and results from other non-operating transactions, all of which were immaterial to our results.

Provision for Income Taxes

We recorded income tax provisions of $6.3 in 2009 and $5.0 million in 2007 and recorded an income tax benefit of $0.5 million in 2008. The effective income tax rate was 37.8% in 2009 compared to 39.9% and 40.2% in 2008 and 2007, respectively, excluding the tax effect of $5.8 million in 2008 and $0.1 million in 2007 related to the litigation provision. The 2009 effective rate was favorably affected by an adjustment to our unrecognized tax benefits and a reduction in state tax expense associates with the filing of prior year tax returns.

Loss on Discontinued Operations

During the fourth quarter of 2009 we entered into a plan to sell the Metrigraphics division.  As of December 31, 2009, Metrigraphics was classified as held for sale as a discontinued operation.  We recorded a loss from discontinued operations, net of taxes of $0.1 million, $0.2 million and $0.3 million, in 2009, 2008 and 2007, respectively.  The net book value of the business at December 31, 2009 was $1.9 million.  We expect the sale of Metrigraphics to occur in 2010 and currently anticipate a sales price in excess of book value.

Shares Used in Computing Earnings (Loss) Per Share

Weighted average common shares outstanding and common equivalent shares totaled 9.8 million, 9.5 million and 9.6 million for the years ended December 31, 2009, 2008 and 2007, respectively. The increase in shares in 2009 compared to 2008 and the decrease in shares in 2008 compared to 2007 is due to the net loss recorded in 2008, which did not include the dilutive effect of stock options or unvested restricted stock.

LIQUIDITY AND CAPITAL RESOURCES

The following discussion analyzes liquidity and capital resources by operating, investing and financing activities as presented in our Consolidated Statements of Cash Flows. Our principal sources of liquidity are cash flows from operations and borrowings from our revolving credit facility. At December 31, 2009, the borrowing capacity available under our revolver was $22.7 million.

Our results of operations, cash flows and financial condition are subject to trends, events and uncertainties, including demands for capital to support growth, economic conditions, government payment practices and contractual matters. Our need for access to funds is dependent on future operating results, our growth and acquisition activity and external conditions.

We have evaluated our future liquidity needs, both from a short-term and long-term basis.  We believe we have sufficient funds to meet our working capital and capital expenditure needs for the short term. Cash on hand plus cash generated from operations along with cash available under credit lines are expected to be sufficient in 2010 to service debt, finance capital expenditures, pay federal and state income taxes and fund the pension plan, if necessary. To provide for long-term liquidity, we believe we can generate substantial positive cash flow, as well as obtain additional capital, if necessary, from the use of subordinated debt or equity. In the event that our current capital resources are not sufficient to fund requirements, we believe our access to additional capital resources would be sufficient to meet our needs.

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

At December 31, 2009 and 2008, we had cash and cash equivalents aggregating $0.1 million and $7.1 million, respectively. Our operating practice is to apply cash received against any outstanding revolving credit facility balances.  When a revolver balance exists, cash balances at the end of the year generally reflect the timing and size of cash receipts at the end of the year.

Operating Activities

Net cash provided by operating activities from continuing operations of $8.2 million during 2009 was primarily attributable to net earnings realized.  Net cash provided by operating activities from continuing operations totaled $18.6 million and $3.5 million in 2008 and 2007, respectively.

Contract receivables were $72.6 million and $70.6 million at December 31, 2009 and December 31, 2008, respectively. Billed receivables decreased $6.1 million and increased $3.7 million in 2009 and 2008, respectively, while unbilled receivables increased $8.0 million in 2009 and $4.4 million in 2008. Contract receivables days sales outstanding (“DSO”), were 99 days at December 31, 2009 and 96 days at December 31, 2008.  Federal business DSO, which excludes the effect of state contracts, was 73 days at December 31, 2009 and 86 days at December 31, 2008.  The states of Ohio and Tennessee had a combined contract receivable balance outstanding of $19.9 million and $12.7 million at December 31, 2009 and December 31, 2008, respectively.

Our net deferred tax liability was $2.8 million at December 31, 2009 compared to a net deferred tax asset of $7.7 million at December 31, 2008 for a net change of $10.5 million. The decrease from the prior year net asset position was primarily due to the current benefit associated with the payment of the litigation reserve and increase in unbilled receivables related to our contract with the State of Tennessee. We paid $0.5 million in income taxes in 2009 compared to $2.4 million in 2008.  The decline in the amount paid is due to the benefit to be received for the payment of the litigation reserve in 2009.

The IRS had challenged the deferral of income for tax reporting purposes related to unbilled receivables including the applicability of a Letter Ruling issued by the IRS to DRC in January 1976 which granted us deferred tax treatment of the unbilled receivables.  This issue was elevated to the IRS National Office for determination.  On October 23, 2008, we received a notification of ruling from the IRS National Office.  This ruling provided clarification regarding the IRS position relating to revenue recognition for tax purposes regarding our unbilled receivables.  During September 2009, the IRS completed its examination of our tax returns for 2004 through 2007 and issued a Revenue Agent Report, which reduced the deferral of income for tax reporting purposes.  As a result we reclassified approximately $1.0 million from deferred to current taxes payable.  The IRS report also included an assessment of interest of $0.5 million. We have filed a protest with the IRS to appeal the assessment.  We believe the appeal will be successful and have therefore made no provision for the interest associated with the assessment.

Share-based compensation decreased to $0.7 million in 2009 from $1.1 million in 2008 and $1.6 million in 2007. The decrease in 2009 compared to 2008 and 2008 compared to 2007 was primarily due to the vesting of Executive Long Term Incentive Program shares in the second quarter of 2008.  As of December 31, 2009 the total unrecognized compensation related to restricted stock awards was $1.1 million to be recognized over two years.

Non-cash amortization expense of our acquired intangible assets was $3.3 million in 2009 and $2.6 million in both 2008 and 2007.  We anticipate that non-cash expense for the amortization of intangible assets will decrease to approximately $1.5 million in 2010 primarily due to intangible assets that were acquired in prior years being fully amortized in 2009.

Our defined benefit pension plan was underfunded by $21.5 million and $22.6 million at December 31, 2009 and 2008, respectively.  The increase in the plan’s funded status in 2009 was primarily attributable to the improvement in the plan asset performance during the year, partially offset by the change in the discount rate used to determine benefit obligations to 5.75% from 6.25% in 2008.  During 2009 we recorded pension expense of $1.6 million compared to pension income of $1.3 million and $0.8 million in 2008 and 2007, respectively.  The increase in pension expense was primarily due to unfavorable asset performance in 2008.  We expect to contribute $0.8 million to fund the pension plan and anticipate pension expense to be approximately $0.9 million in 2010.

Investing Activities

Net cash used in investing activities from continuing operations of $9.0 million during 2009 was primarily attributable to additional consideration paid in connection with the Kadix acquisition and purchases of capital expenditures.  Net cash used in investing activities from continuing operations was $44.3 million in 2008 and $2.6 million in 2007.

Capital expenditures for the purchase of property and equipment were $5.2 million, $2.0 million and $1.7 million in 2009, 2008 and 2007, respectively. We expect discretionary capital expenditures in 2010 to be approximately $6.0 million, of which approximately $4.0 million will be for expenditures related to the new headquarters facility in the first quarter of 2010.

On August 1, 2008, we completed the acquisition of Kadix.  The total purchase price of $47.3 million included additional contingent consideration related to achievement of earnout objectives of $4.3 million that was accrued at December 31, 2008 and paid in 2009.

During 2007, we made improvements to our headquarters facility of $1.0 million in connection with our obligation under the sale and leaseback transaction entered into in 2005.

Financing Activities

During 2009, net cash used in financing activities of $5.9 million represented repayments under the term loan of $8.0 million, partially offset by net borrowings of $2.0 million under our revolver and proceeds of $0.3 million from the issuance of common stock through the exercises of stock options and employee stock purchase plan transactions.

At December 31, 2009, the Company was in compliance with its loan covenants.  The Company’s most stringent financial covenant is the fixed charge coverage ratio.  This covenant requires the Company to maintain a ratio of adjusted consolidated EBITDA to adjusted consolidated interest expense of not less than 1.25 to 1.00.  This fixed charge coverage ratio is tested on a quarterly basis and is measured on a trailing four fiscal quarter basis.

The Company believes it has access to additional capital resources, from the use of subordinated debt or equity, as alternate sources of funding.  We are confident that our current resources are sufficient and we believe the possibility of needing additional financing resources is remote.

The average daily borrowing on our revolver for 2009 was $6.7 million at a weighted average interest rate of 3.25% compared to $3.2 million at a weighted average interest rate of 5.41% in 2008 and $16.7 million at a weighted average interest rate of 7.30% in 2007 under our then existing revolver.  During 2009, the average outstanding balance of our term loan was $34.0 million at a weighted average interest rate of 4.27% compared to the $40.0 million outstanding for the last five months of 2008 at a weighted average interest rate of 5.14%.

During 2008, net cash provided by financing activities of $30.7 million represented net borrowings under the term loan of $38.0 million and proceeds of $0.9 million from the issuance of common stock through the exercises of stock options and employee stock purchase plan transactions, partially offset by net repayments of $7.7 million under our revolver.

During the third quarter of 2008, we entered into a new unsecured credit facility and an interest rate swap agreement.  The new facility restructured and increased our credit facility to $65.0 million and provided for a $40.0 million, five-year term loan and a $25.0 million, five-year revolving credit agreement for working capital.  The term loan requires quarterly repayments of $2.0 million and we expect operating cash flows to be sufficient to fund these repayments.  The swap agreement effectively fixes our interest rate on an initial notional amount of $20.0 million of the term loan principal at 5.60% (3.60% swap fixed rate plus 2.00% margin) throughout the term of the facility.  The facility and swap agreements are more fully described in Note 8 and Note 10, respectively, of our “Notes to Consolidated Financial Statements” in Part II, Item 8 on this Form 10-K.

During 2007, net cash used in financing activities of $6.1 million represented net repayments under our credit facility of $7.3 million, partially offset by $1.2 million of proceeds from the issuance of common stock through the exercises of stock options and employee stock purchase plan transactions.

Off-Balance Sheet Arrangements

We did not utilize or employ any off-balance sheet arrangements during the three years ended December 31, 2009, defined as (i) an obligation under a guarantee contract, (ii) a retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement, (iii) an obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument or (iv) an obligation, including a contingent obligation, arising out of a variable interest.

Contractual Obligations

Our contractual obligations as of December 31, 2009 consist of the following:

	Payments Due By Period
		Less
		than	Two to	Four to
		one	three	five
(in millions)	Total(1)	year	years	years	Thereafter
Long-term debt payments	$32.0	$8.0	$16.0	$8.0	$-
Interest payments	1.6	0.7	0.8	0.1	-
Operating lease payments	34.7	8.5	10.8	9.1	6.2
Total contractual obligation payments	$68.3	$17.2	$27.6	$17.2	$6.2
Contractually obligated operating lease receipts	$12.4	$3.1	$4.0	$3.5	$1.7

(1)	Totals may not add due to rounding.

The contractual amounts above related to interest payments does not include the portion of interest contractually due on our term loan principal balance that is not tied to the interest rate swap because those interest rates are not fixed.  During 2008 we entered into an interest rate swap agreement which effectively fixed half of the term loan’s principal balance at an interest rate of 5.60%.  The repayment of borrowings under our revolver of $2.0 million are contractually due on August 1, 2013.

We may be required to make cash outlays related to our unrecognized tax benefits.  However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits, including interest and penalties, of $0.6 million as of December 31, 2009 have been excluded from the contractual obligations table above.  For further information on unrecognized tax benefits, see Note 7 of our “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K.

Contingencies

We are a party to litigation and other proceedings as referenced in Note 15 of our “Notes to Consolidated Financial Statements” in Part II, Item 8 on this Form 10-K. Except as noted therein we do not presently believe it is likely that any of these matters would have a material adverse effect on our business, financial position, results of operations or cash flows.

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

IMPACT OF INFLATION AND CHANGING PRICES

Overall, inflation has not had a material impact on our operations. Additionally, the terms of DoD contracts, which accounted for approximately 55% of total revenue in 2009, are generally one year contracts and include salary increase factors for future years, reducing the potential impact of inflation.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk associated with our revolver and term loan, where interest payments are tied to either the LIBOR or prime rate.  At December 31, 2009, the interest rate on our revolver and term loan was 3.25% and 2.28%, respectively.  We entered into an interest rate swap agreement to mitigate the floating interest rate risk on half of our outstanding term loan.  The swap agreement effectively fixes the interest rate on half of our outstanding term loan at 3.60% (excluding the applicable margin of 2.00%). The blended interest rate of our term loan and swap agreement was 3.94% at December 31, 2009.  At any time, a sharp rise in interest rates could have an adverse effect on net interest expense as reported in our Consolidated Statements of Operations. Our potential loss over one year that would result in a hypothetical and instantaneous increase of one full percentage point in the interest rate on half of our term loan would increase annual interest expense by approximately $0.4 million.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Dynamics Research Corporation:

We have audited the accompanying consolidated balance sheets of Dynamics Research Corporation (a Massachusetts corporation) and subsidiaries (collectively the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2009.  Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15 (a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dynamics Research Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2010 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

Boston, Massachusetts
March 16, 2010

DYNAMICS RESEARCH CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2009	2008
Assets
Current assets
Cash and cash equivalents	$55	$7,111
Contract receivables, net	72,569	70,632
Prepaid expenses and other current assets	5,702	1,706
Discontinued operations	2,058	1,591
Total current assets	80,384	81,040
Noncurrent assets
Property and equipment, net	13,915	8,999
Goodwill	97,641	97,641
Intangible assets, net	4,074	7,379
Deferred tax asset	4,252	10,396
Other noncurrent assets	3,335	3,125
Discontinued operations	-	350
Total noncurrent assets	123,217	127,890
Total assets	$203,601	$208,930

Liabilities and stockholders' equity
Current liabilities
Current portion of long-term debt	$8,000	$8,000
Accounts payable	18,299	17,874
Accrued compensation and employee benefits	16,357	13,644
Deferred tax liability	7,046	2,670
Other accrued expenses	3,708	24,702
Discontinued operations	186	279
Total current liabilities	53,596	67,169
Long-term liabilities
Long-term debt	23,973	30,000
Other long-term liabilities	31,936	30,286
Total long-term liabilities	55,909	60,286
Total liabilities	109,505	127,455
Commitments and contingencies (Note 15)
Stockholders' equity
Preferred stock, $0.10 par value; 5,000,000 shares authorized; no shares issued	-	-
Common stock, $0.10 par value; 30,000,000 shares authorized; 9,923,357 and 9,674,512 shares issued and outstanding at December 31, 2009 and 2008, respectively	992	967
Capital in excess of par value	52,580	51,919
Accumulated other comprehensive loss, net of tax	(20,505)	(22,268)
Retained earnings	61,029	50,857
Total stockholders' equity	94,096	81,475
Total liabilities and stockholders' equity	$203,601	$208,930

The accompanying notes are an integral part of these consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Year Ended December 31,
	2009	2008	2007
Revenue	$268,661	$236,796	$224,676
Cost of revenue	223,694	197,802	187,516
Gross profit	44,967	38,994	37,160

Selling, general and administrative expenses	23,754	21,705	21,273
Litigation settlement	-	14,819	181
Amortization of intangible assets	3,305	2,620	2,602
Operating income (loss)	17,908	(150)	13,104
Interest expense, net	(2,024)	(1,423)	(1,541)
Other income, net	691	35	829
Income (loss) from continuing operations before provision for income taxes	16,575	(1,538)	12,392
Provision (benefit) for income taxes	6,262	(454)	4,979
Income (loss) from continuing operations	10,313	(1,084)	7,413
Loss from discontinued operations, net of tax benefit of $173, $250 and $297 in 2009, 2008 and 2007, respectively	(141)	(171)	(311)
Net income (loss)	$10,172	$(1,255)	$7,102

Earnings (loss) per common share
Basic
Income (loss) from continuing operations	$1.08	$(0.11)	$0.79
Loss from discontinued operations	(0.02)	(0.02)	(0.03)
Net income (loss)	$1.06	$(0.13)	$0.76

Diluted
Income (loss) from continuing operations	$1.06	$(0.11)	$0.77
Loss from discontinued operations	(0.02)	(0.02)	(0.03)
Net income (loss)	$1.04	$(0.13)	$0.74

Weighted average shares outstanding
Basic	9,551,614	9,493,495	9,326,907
Diluted	9,772,722	9,493,495	9,649,897

The accompanying notes are an integral part of these consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

			Capital	Accumulated
			In Excess	Other
	Common Stock Issued		of Par	Comprehensive	Retained
	Shares	Par Value	Value	Loss	Earnings	Total
Balance at December 31, 2006	9,315	$931	$47,644	$(9,206)	$44,945	$84,314
Comprehensive income:
Net income	-	-	-	-	7,102	7,102
Other comprehensive income, net of tax:
Pension liability adjustment	-	-	-	2,353	-	2,353
Unrealized gains on investments, net of reclassification adjustment	-	-	-	108	-	108
Other comprehensive income						2,461
Comprehensive income						9,563
Issuance of common stock through stock plan transactions	135	14	1,166	-	-	1,180
Issuance of restricted stock	99	10	(10)	-	-	-
Forfeiture of restricted stock	(20)	(2)	2	-	-	-
Release of restricted stock	(19)	(2)	(200)	-	-	(202)
Share-based compensation	-	-	1,640	-	-	1,640
Tax benefit from stock plan transactions	-	-	77	-	-	77
Tax deficiency on equity awards	-	-	(68)	-	-	(68)
Balance at December 31, 2007, as previously presented	9,510	951	50,251	(6,745)	52,047	96,504
Impact of change in defined benefit plan measurement date	-	-	-	-	65	65
Balance at December 31, 2007, adjusted	9,510	951	50,251	(6,745)	52,112	96,569
Comprehensive loss:
Net loss	-	-	-	-	(1,255)	(1,255)
Other comprehensive loss, net of tax:
Pension liability adjustment, net of reclassification adjustment	-	-	-	(14,896)	-	(14,896)
Reclassification adjustment for gains realized in net loss	-	-	-	(108)	-	(108)
Unrealized loss on derivative instruments	-	-	-	(519)	-	(519)
Other comprehensive loss						(15,523)
Comprehensive loss						(16,778)
Issuance of common stock through stock plan transactions	128	12	843	-	-	855
Issuance of restricted stock	92	9	(9)	-	-	-
Forfeiture of restricted stock	(13)	(1)	1	-	-	-
Release of restricted stock	(42)	(4)	(418)	-	-	(422)
Share-based compensation	-	-	1,148	-	-	1,148
Tax benefit from stock plan transactions	-	-	103	-	-	103
Balance at December 31, 2008	9,675	967	51,919	(22,268)	50,857	81,475
Comprehensive income:
Net income	-	-	-	-	10,172	10,172
Other comprehensive income, net of tax:
Pension liability adjustment, net of reclassification adjustment	-	-	-	1,587	-	1,587
Changes in unrealized loss on derivative instruments, net of reclassification adjustment	-	-	-	176	-	176
Other comprehensive income						1,763
Comprehensive income						11,935
Issuance of common stock through stock plan transactions, net	190	19	231	-	-	250
Issuance of restricted stock	101	10	(10)	-	-	-
Forfeiture of restricted stock	(24)	(2)	2	-	-	-
Release of restricted stock	(19)	(2)	(171)	-	-	(173)
Share-based compensation	-	-	736	-	-	736
Tax deficiency from stock plan transactions	-	-	(127)	-	-	(127)
Balance at December 31, 2009	9,923	$992	$52,580	$(20,505)	$61,029	$94,096

The accompanying notes are an integral part of these consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$10,172	$(1,255)	$7,102
Loss from discontinued operations	(141)	(171)	(311)
Income (loss) from continuing operations	10,313	(1,084)	7,413
Adjustments to reconcile net cash provided by operating activities:
Depreciation	2,987	2,961	2,869
Amortization of intangible assets	3,305	2,620	2,602
Share-based compensation	736	1,148	1,640
Investment income from equity interest	(355)	(483)	(516)
Tax benefit from stock plan transactions, net of tax deficiencies from equity awards	127	(103)	(9)
Litigation settlement (payment)	(15,000)	14,819	181
Deferred income taxes	9,362	(4,572)	(2,972)
Other	(637)	(620)	(497)
Change in operating assets and liabilities:
Contract receivables, net	(1,937)	1,310	640
Prepaid expenses and other current assets	(3,996)	4	1,251
Accounts payable	(2,342)	3,558	(6,223)
Accrued compensation and employee benefits	2,713	(1,519)	(745)
Other accrued expenses	(2,043)	2,239	(1,286)
Other long-term liabilities	4,975	(1,696)	(861)
Net cash provided by continuing operations	8,208	18,582	3,487
Net cash provided by (used in) discontinued operations	(280)	173	(542)
Net cash provided by operating activities	7,928	18,755	2,945
Cash flows from investing activities:
Purchase of business, net of cash acquired	(4,250)	(43,016)	-
Additions to property and equipment	(5,185)	(1,973)	(1,676)
Proceeds from sale of investments and long-lived assets	215	291	6
Dividends from equity investment	556	423	180
Payments related to sale of building	-	(35)	(980)
Change in other assets	(345)	21	(170)
Net cash used in continuing operations	(8,730)	(44,289)	(2,640)
Net cash used in discontinued operations	(71)	(37)	(112)
Net cash used in investing activities	(8,801)	(44,326)	(2,752)
Cash flow from financing activities:
Borrowings under term loan agreement	-	40,000	-
Repayments under term loan agreement	(8,000)	(2,000)	-
Borrowings under revolving credit agreement	79,497	69,225	201,918
Repayments under revolving credit agreement	(77,524)	(76,962)	(209,181)
Proceeds from the exercise of stock plan transactions	250	855	1,180
Tax benefit from stock plan transactions, net of tax deficiencies from equity awards	(127)	103	9
Payments of deferred financing costs	-	(545)	-
Net cash provided by (used in) financing activities	(5,904)	30,676	(6,074)
Net increase (decrease) in cash and cash equivalents	(7,056)	5,105	(5,881)
Cash and cash equivalents, beginning of period	7,111	2,006	7,887
Cash and cash equivalents, end of period	$55	$7,111	$2,006

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$2,350	$973	$1,494
Cash paid during the year for income taxes, net of refunds	$522	$2,399	$6,206
Supplemental disclosure of noncash financing and investing activities:
Issuance of restricted stock	$903	$869	$1,135
Increase (decrease) in pension liability	$(2,630)	$24,682	$(3,899)
Change in fair value of derivatives	$(291)	$860	$-
Accrual of additions to property and equipment	$2,767	$-	$-
Accrual of earnout on purchase of business	$-	$4,250	$-

The accompanying notes are an integral part of these consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

NOTE 1. NATURE OF OPERATIONS

Dynamics Research Corporation (the “Company”) is a leading provider of innovative management consulting, engineering, technical, information technology services and solutions to federal and state governments.  Founded in 1955 and headquartered in Andover, Massachusetts, the Company has approximately 1,470 employees located throughout the United States.  The Company operates as a parent corporation and through its wholly owned subsidiaries, Kadix Systems, LLC, H.J. Ford Associates, Inc. and DRC International Corporation.

The Company provides support to its customers in the primary mission areas of information technology, logistics and readiness, cybersecurity and information assurance, homeland security, health care, and intelligence and space.  Customers include the Department of Defense, the Department of Homeland Security, federal civilian agencies and state governments.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and all wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. Unless otherwise indicated, all dollars presented herein are in thousands and financial information refers to continuing operations. The Company has reclassified certain prior period amounts to conform with the current period presentation.

During the fourth quarter of 2009, the Company entered into a plan to sell the Metrigraphics business segment.  As of December 31, 2009, Metrigraphics was classified as held for sale as a discontinued operation and the Company’s consolidated financial statements and notes thereto were restated to reflect the discontinuation of Metrigraphics for all periods presented.  Refer to Note 3 for additional information regarding Metrigraphics.

The Company, through HJ Ford, has a 40% ownership interest in HMRTech, LLC (“HMRTech”), a small disadvantaged business as defined by the Small Business Administration of the U.S. Government.  This investment is accounted for using the equity method and reported as a component of other noncurrent assets in the Company’s Consolidated Balance Sheets.

Risks, Uncertainties and Use of Estimates

There are risks specific to the industries in which the Company operates. These risks include, but are not limited to, estimates of costs to complete contract obligations, changes in government priorities policies and procedures and government contracting issues. The U.S. Government has the right to terminate contracts for convenience in accordance with government regulations. If the government terminated contracts, the Company would generally recover costs incurred up to termination, costs required to be incurred in connection with the termination and a portion of the fee earned commensurate with the work performed to termination. However, significant adverse effects on the Company’s indirect cost pools may not be recoverable in connection with a termination for convenience. Contracts with state and other governmental entities are subject to the same or similar risks.

A majority of the Company’s revenue is derived from U.S. Government contracts.  Cancellations, modifications, or failure to win a re-competition of the Company’s contracts or subcontracts, or failure by the government to exercise option periods relating to those contracts or subcontracts, could adversely affect the Company’s business, financial condition, results of operations and cash flows. The Company could experience material adverse consequences should such actions not be taken.

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

The Company estimates and provides for potential losses that may arise out of litigation and regulatory proceedings to the extent that such losses are probable and can be estimated. Significant judgment is required in making these estimates and the Company’s final liabilities may ultimately be materially different. The Company’s total liability in respect of litigation and regulatory proceedings is determined on a case-by-case basis and represents an estimate of probable losses after considering, among other factors, the progress of each case or proceeding, the Company’s experience and the experience of others in similar cases or proceedings, and the opinions and views of legal counsel. Given the inherent difficulty of predicting the outcome of the Company’s litigation and regulatory matters, particularly in cases or proceedings in which substantial or indeterminate damages or fines are sought, the Company cannot always estimate losses or ranges of losses. Refer to Note 15 for information on the Company’s litigation and other proceedings.

Revenue Recognition

The Company provides its services pursuant to time and materials, cost reimbursable and fixed-price contracts, including service-type contracts.

For time and materials contracts, revenue reflects the number of direct labor hours expended in the performance of a contract multiplied by the contract billing rate, as well as reimbursement of other billable direct costs. The risk inherent in time and materials contracts is that actual salaries and other costs may differ materially from negotiated billing rates in the contract, which would directly affect operating income.

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

Revenue from service-type fixed-price contracts is recognized ratably over the contract period or by other appropriate output methods to measure service provided, and contract costs are expensed as incurred. Under fixed-price contracts, other than service-type contracts, revenue is recognized primarily under the percentage of completion method. The risk on a fixed-price contract is estimates of costs to complete the contract may exceed revenues on the contract.

From time to time, we may proceed with work based on client direction prior to the completion and signing of formal contract documents. We have a formal review process for approving any such work. Revenue associated with such work is recognized only when it can reliably be estimated and realization is probable. We base our estimates on a variety of factors, including previous experiences with the client, communications with the client regarding funding status, and our knowledge of available funding for the contract.

For each type of contract, the Company recognizes anticipated contract losses as soon as they become known and estimable. Out-of-pocket expenses that are reimbursable by the customer are included in revenue and cost of revenue.

Unbilled receivables are the amounts of recoverable revenue that have not been billed at the balance sheet date. Generally, the Company’s unbilled receivables relate to revenue that is billed in the month after services are performed. In certain instances, billing is deferred in compliance with the contract terms, such as milestone billing arrangements and withholdings, or delayed for other reasons. Costs related to certain U.S. Government contracts, including applicable indirect costs, are subject to audit by the government. Revenue from such contracts has been recorded at amounts the Company expects to realize upon final settlement.

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

Property and Equipment

Property and equipment, including improvements that significantly add to productive capacity or extend the asset’s useful life are capitalized and recorded at cost. When items are sold, or otherwise retired or disposed of, operating income is charged or credited for the difference between the net book value and proceeds realized thereon.  Repairs and maintenance costs are expensed as incurred. Property and equipment is depreciated on the straight-line basis over their estimated useful lives.  Estimated useful lives of production equipment typically range from three to five years, while software and furniture and other equipment typically range from three to fifteen years. Leasehold improvements are amortized over the shorter of the remaining expected term of the lease, considering renewal options if reasonably assured, or the life of the related asset. The Company recorded depreciation expense of $2,987, $2,961 and $2,869 during 2009, 2008 and 2007, respectively.  The Company recorded disposals of $922, $807 and $3,736, during 2009, 2008 and 2007, respectively, of substantially fully-depreciated property and equipment no longer in use.

Internal Software Development Costs

In accounting for development costs of software to be used internally both internal and external costs incurred during the application development stage are capitalized and subsequently amortized over the estimated economic useful life of the software.  These costs are included with machinery and equipment, a separate component of property and equipment.

Investments

The Company holds investments related to its deferred compensation plan.  These investments, which are classified as trading securities and held in a Rabbi Trust, are carried at fair value and reported as a component of other noncurrent assets.  Unrealized holding gains and losses are included in earnings as a component of other income or expense.  During 2009, 2008 and 2007, the Company recorded net unrealized holding gains of $324 and $164 in 2009 and 2007, respectively, and recorded a net unrealized holding loss of $569 in 2008.

Business Acquisitions

The Company accounts for business acquisitions using the purchase method of accounting. The Company determines and records the fair values of assets acquired and liabilities assumed as of the dates of acquisition. The

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

Company utilizes an independent valuation specialist to determine the fair values of identifiable intangible assets acquired in order to assist in the determination of the portion of the purchase price allocable to these assets.

Goodwill and Indefinite-lived Intangible Assets

Goodwill is recorded when the consideration paid for a business acquisition exceeds the fair value of net tangible and identifiable intangible assets acquired. Goodwill and other intangible assets with indefinite useful lives are not amortized, but rather, tested annually for impairment.

The Company assesses goodwill for impairment annually and when events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value by applying a direct value-based fair value test. Goodwill could be impaired due to market declines, reduced expected future cash flows, or other factors or events. Should the fair value of goodwill at the measurement date fall below its carrying value, a charge for impairment of goodwill could occur in that period. Impairment is tested using a two-step approach. Companies must first determine whether goodwill is impaired and if so, they must value that impairment based on the amount by which the book value exceeds the estimated fair value. As a result of the annual impairment test performed as of December 31, 2009 and 2008, the Company determined that the carrying amount of goodwill did not exceed its fair value and, accordingly, did not record a charge for impairment.  There can be no assurance that goodwill will not become impaired in future periods.

Intangible and Other Long-lived Assets

The Company uses assumptions in establishing the carrying value, fair value and estimated lives of identifiable intangible and other long-lived assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the asset carrying value may not be recoverable. Recoverability is measured by a comparison of the asset’s continuing ability to generate positive income from operations and positive cash flow in future periods compared to the carrying value of the asset. If assets are considered to be impaired, the impairment is recognized in the period of identification and is measured as the amount by which the carrying value of the asset exceeds the fair value of the asset. The useful lives and related amortization of identifiable intangible assets are based on their estimated residual value in proportion to the economic benefit consumed. The useful lives and related depreciation of other long-lived assets are based on the Company’s estimate of the period over which the asset will generate revenue or otherwise be used by the Company.  During 2009, there were no events or changes in circumstances that required the Company to test for impairment.

Asset Retirement Obligations

The Company records the fair value of obligations to retire and remove long-lived assets in the period in which the obligation is incurred, typically when the asset is placed in service. When the liability is initially recorded, the Company capitalizes this cost by increasing the carrying amount of the related asset. Over time the liability is increased for the change in its present value, and the capitalized cost is depreciated over the useful life of the related asset. During the fourth quarter of 2009, the Company recorded a long term liability of $100 offset by a similar increase in leasehold improvements due to a legal obligation to remove certain leasehold improvements at the Company’s new corporate headquarters.

Income Taxes

The Company accounts for income taxes using the asset and liability method pursuant to which deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the financial statements in the period that includes the enactment date. Valuation allowances are provided if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event the Company determined it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

deferred tax asset would be charged to income in the period such determination was made. The Company determined that no valuation allowance was required at December 31, 2009 and 2008.
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from these positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Interest costs and penalties related to uncertain tax positions are classified as net interest expense and selling, general and administrative costs, respectively, in the Company’s financial statements.  The Company reviews its tax positions on a quarterly basis and more frequently as facts surrounding tax positions change.  Based on these future events, the Company may recognize uncertain tax positions or reverse current uncertain tax positions the impact of which would affect the statement of operations and/or the balance sheet.

Pension Obligations

The Company measures plan assets and benefit obligations as of the date of its fiscal year end which was effective for the Company’s fiscal year ended December 31, 2008 using the alternative transition method. In lieu of re-measuring plan assets at the beginning of 2008, the alternative transition method allowed the use of the November 30, 2007 measurement date with net periodic benefit income for the period from December 1, 2007 to December 31, 2008 allocated proportionately between an adjustment of retained earnings (for the period from December 1, 2007 to December 31, 2007) and net periodic benefit income for 2008 (for the period from January 1, 2008 to December 31, 2008). The impact of using the alternative transition method resulted in a positive adjustment of $107 to retained earnings and an offset to accumulated other comprehensive income for $65, net of tax of $42, which represented one month of net periodic pension income.

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

The Company entered into an interest rate swap agreement to manage its exposure to interest rate changes.  The swap effectively converts a portion of the Company’s variable rate debt under the term loan to a fixed rate, without exchanging the notional principal amounts.  If, at any time, the swap is determined to be ineffective, in whole or in part, due to changes in the interest rate swap or underlying debt agreements, the fair value of the portion of the swap determined to be ineffective will be recognized as a gain or loss in the statement of operations for the applicable period.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

Fair Value Measurements

The Company’s financial assets and liabilities are measured at fair value which is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants.  Valuation techniques are based on observable or unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have created the following fair value hierarchy:

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

Operating Leases

The Company’s minimum operating lease payments are recognized on a straight-line basis, beginning on the date that the Company takes possession or control of the property.  When the terms of an operating lease provide for periods of free rent, rent concessions or rent escalations, the Company establishes a deferred rent liability for the difference between the scheduled rent payment and the straight-line rent expense recognized.  The deferred rent liability is amortized over the underlying lease term on a straight-line basis as a reduction of rent expense.

The Company had a deferred rent liability of $5,157 and $849 recorded as of December 31, 2009 and 2008, respectively.  The long-term portions of the deferred rent liability of $4,951 and $698 were recorded in other long-term liabilities as of December 31, 2009 and 2008, respectively, and the remaining current portions were recorded in other accrued expenses in the accompanying balance sheets.

Restructuring Costs

Obligations associated with restructuring activities generally requires a liability for costs associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred. The overall purpose of the Company’s restructuring actions is to lower overall operating costs and improve profitability by reducing excess capacities. Restructuring charges are reported in the period in which the plan is approved by the Company’s senior management and, where material, the Company’s Board of Directors, and when the liability is incurred.

During the first half of 2008, the Company learned that its work on the Navy’s Trident Missile program would be curtailed significantly in the second half of 2008.  During 2008, the Company recorded a restructuring cost of $735 consisting principally of employee termination costs which was included in cost of revenue and paid out in full during the year.

Comprehensive Income (Loss)

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

Share-Based Compensation

The measurement and recognition of share-based compensation expense is based on estimated fair value for all share-based payment awards including stock options, employee stock purchases under employee stock purchase plans, non-vested share awards (restricted stock) and stock appreciation rights. The Company recognizes compensation expense based on the estimated grant date fair value method using a straight-line amortization method over the vesting period of the award reduced for actual forfeitures.

Recent Accounting Pronouncements

On July 1, 2009, Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“ASC”) became the sole source of authoritative Generally Accepted Accounting Principles (“GAAP”) literature recognized by the Financial Accounting Standards Board for financial statements issued for interim and annual periods ending after September 15, 2009. Rules and interpretive releases of the Security Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Except for applicable SEC rules and regulations and a limited number of grandfathered standards, all other sources of GAAP for nongovernmental entities were superseded by the issuance of ASC. ASC did not change GAAP, but rather combined the sources of GAAP and the framework for selecting among those sources into a single source. Accordingly, the adoption of ASC had no impact on the financial results of the Company.

Prior to the adoption of ASC, the Company adopted various standards which have been codified into ASC. A discussion of these standards, along with a reference to the ASC topics into which they have been codified and the effect of adoption on the Company follows.

Adoption of New Accounting Standards

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations (codified into ASC Topic 805, Business Combinations). The standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree and recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. The standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted this standard on January 1, 2009 and it will be applied prospectively on future acquisitions.

In April 2009, the FASB issued FSP SFAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (codified into ASC Topic 805, Business Combinations).   The standard amends guidance with respect to the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.

In March 2008, the FASB issued SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (codified into ASC Topic 815, Derivatives and Hedging). SFAS No. 161 establishes, among other things, the disclosure requirements for derivative instruments and for

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

hedging activities. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. Refer to Note 10 for the required disclosures made under this standard.

In April 2008, the FASB issued FSP SFAS 142-3, Determination of the Useful Life of Intangible Assets (codified into ASC Topic 350, Intangibles—Goodwill and Other). The standard amends the accounting guidance to permit an entity to use its own assumptions when developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The standard removes the requirement for an entity to consider whether an intangible asset can be renewed without substantial cost or material modification to the existing terms and conditions and requires an entity to consider its own experience in renewing similar arrangements. The standard is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The guidance for determining the useful life of a recognized intangible asset is applied prospectively to intangible assets acquired after the effective date.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (codified into ASC Topic 260, Earnings per Share). The standard clarified that all outstanding share-based payment awards that contain a right to receive nonforfeitable dividends participate in the undistributed earnings with common shareholders, and therefore, the issuing entity is required to apply the two-class method of computing basic and diluted earnings per share. No. 128, Earnings per Share (codified into ASC Topic 260, Earnings per Share). The adoption of the new standard had no impact on the Company’s computation of earnings per share.

On December 30, 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (codified in ASC 715-20, Compensation – Retirement Benefits), which requires more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets and fair value measurements for recording plan assets. The Company adopted the disclosure standards beginning with these financial statements.  Refer to Note 11 for the required disclosures made under this standard.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (codified into ASC Topic 855, Subsequent Events), which provides guidance on management’s accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. The standard is effective for interim or annual financial periods ending after June 15, 2009. The initial application of the standard had no impact on the financial results of the Company. The Company evaluates subsequent events through the date and time of the filing of the applicable periodic report with the SEC.  The Company evaluated subsequent events through the date of issuance of its Annual Report on Form 10-K.  The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

Accounting Standards Not Yet Adopted

On January 21, 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. The standard amends ASC Topic 820, Fair Value Measurements and Disclosures to require additional disclosures related to transfers between levels in the hierarchy of fair value measurement. The standard is effective for interim and annual reporting periods beginning after December 15, 2009. The standard does not change how fair values are measured. Accordingly, the standard will not have an impact on the Company.

NOTE 3. DISCONTINUED OPERATIONS

During 2009, the Company engaged an investment banker, and in the fourth quarter entered into a plan to sell Metrigraphics as management determined that Metrigraphics was not core to the Company’s mission and strategy.  As of December 31, 2009, Metrigraphics was classified as held for sale as a discontinued operation and the Company’s consolidated financial statements and notes thereto were restated to reflect the discontinuation of Metrigraphics for all periods presented.

The Company anticipates the sale of Metrigraphics will occur in 2010.  At December 31, 2009, the carrying value of Metrigraphics did not exceed its estimated fair market value.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

The operating results of Metrigraphics classified as discontinued operations are summarized below:

	Year Ended December 31,
	2009	2008	2007
Product revenue	$6,611	$6,028	$4,901

Loss before benefit for income taxes	$(314)	$(421)	$(608)
Benefit for income taxes	173	250	297
Loss from operations of discontinued operations, net of tax	$(141)	$(171)	$(311)

Details of balance sheet items for Metrigraphics are summarized below:

	December 31,
	2009	2008
Accounts receivables	$946	$806
Prepaid expenses and other current assets	886	785
Total current assets at December 31, 2008		1,591
Property and equipment, net	226	350
Total current assets at December 31, 2009	2,058
Total assets	$2,058	$1,941

Accounts payable	$186	$221
Other accrued expenses	-	58
Total current liabilities	$186	$279

NOTE 4. BUSINESS ACQUISITION

On August 1, 2008, the Company completed the acquisition of Kadix for $42.3 million in cash including acquisition costs of $408, plus additional consideration of $5 million based on migration to the Company of services provided by Kadix under 8(a) contracts, which are stipulated for performance by minority/women owned contracts having an unrestricted status, and the achievement of anticipated 2009 gross margin targets.  During 2008, additional consideration of $5.0 million was earned and accrued as additional purchase price.  Of the additional purchase price, $750 was paid in 2008 and the remaining $4.3 million was paid in the first quarter of 2009.

Kadix maintains practice specialties in organizational change, human capital, information technology and public and environmental health.  Kadix is focused on the U.S. DHS, Marine Corps information technology, military healthcare, and federal civilian markets.  The acquisition strengthened and expanded the Company’s growth as a provider of high-end services and solutions in the DHS and other federal civilian markets.

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

The Company believes that the $41,516 of purchase price allocated to goodwill and other intangible assets will be tax deductible.

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

	Year Ended December 31,
	2008	2007
	(unaudited)
Revenue	$261,540	$247,647
Gross profit	$48,118	$45,982
Operating income	$4,228	$14,916
Net income	$692	$6,848

Earnings per share:
Basic	$0.07	$0.73
Diluted	$0.07	$0.71

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

NOTE 5. SUPPLEMENTAL BALANCE SHEET INFORMATION

The composition of selected balance sheet accounts is as follows:

	December 31,
	2009	2008
Contract receivables, net:
Billed receivables	$28,203	$34,598
Unbilled receivables(1):
Revenues recorded in excess of milestone billings on fixed price contracts with the State of Tennesse and the State of Ohio in 2008	18,004	8,907
Retainages and fee withholdings	689	1,179
Other unbilled receivables	26,256	26,858
Total unbilled receivables	44,949	36,944
Allowance for doubtful accounts	(583)	(910)
Contract receivables, net	$72,569	$70,632

Prepaid expenses and other current assets:
Refundable income taxes	$1,604	$-
Restricted cash	262	150
Other	3,836	1,556
Prepaid expenses and other current assets	$5,702	$1,706

Property and equipment, net:
Software	$12,107	$11,602
Furniture and other equipment	9,679	7,405
Leasehold improvements	6,445	2,193
Production equipment	440	441
Property and equipment	28,671	21,641
Less accumulated depreciation	(14,756)	(12,642)
Property and equipment, net	$13,915	$8,999

Other noncurrent assets:
Deferred compensation plan investments	$1,378	$1,107
Equity investments	978	1,180
Other	979	838
Other noncurrent assets	$3,335	$3,125

Accrued compensation and employee benefits:
Accrued compensation and related taxes	$9,029	$7,504
Accrued vacation	4,724	4,391
Accrued pension liability	840	-
Other	1,764	1,749
Accrued compensation and employee benefits	$16,357	$13,644

Other accrued expenses:
Accrued litigation settlement	$-	$15,000
Accrued acquisition costs	-	4,265
Accrued income taxes	-	2,042
Deferred gain on sale of building	676	676
Other	3,032	2,719
Other accrued expenses	$3,708	$24,702

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

	December 31,
	2009	2008
Other long-term liabilities:
Accrued pension liability	$20,666	$22,570
Deferred gain on sale of building	3,381	4,057
Deferred compensation plan liability	1,378	1,107
Other	6,511	2,552
Other long-term liabilities	$31,936	$30,286

(1)
At December 31, 2009 and 2008, $503 and $495, respectively, of unbilled retainages and fee withholdings are not anticipated to be billed within twelve months.  Additionally, at December 31, 2008, $4,557 of the unbilled balance under the Company’s contract with the State of Tennessee was not scheduled to be invoiced within one year.

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

Components of the Company’s identifiable intangible assets are as follows:

	December 31, 2009			December 31, 2008
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Customer relationships	$13,400	$(11,643)	$1,757	$14,700	$(11,769)	$2,931
Customer contracts	3,500	(2,234)	1,266	3,500	(522)	2,978
Non-competition agreements	1,400	(349)	1,051	1,400	-	1,400
8(a) contract transition	130	(130)	-	130	(60)	70
Total	$18,430	$(14,356)	$4,074	$19,730	$(12,351)	$7,379

During the fourth quarter of 2009, the Company wrote-off $1,300 of fully amortized intangible assets. The Company recorded amortization expense for its identifiable intangible assets of $3,305, $2,620 and $2,602 in the years ended December 31, 2009, 2008 and 2007, respectively. At December 31, 2009, estimated future amortization expense for the identifiable intangible assets to be recorded by the Company in subsequent fiscal years was as follows:

Year ending December 31:
2010	$1,542
2011	$1,188
2012	$492
2013	$349
2014	$299
2015 and thereafter	$204

The carrying amount of goodwill of $97,641 at December 31, 2009 and December 31, 2008 was included in the Systems and Services segment.

NOTE 7. INCOME TAXES

Total income tax expense was allocated as follows:

	Year Ended December 31,
	2009	2008	2007
Income (loss) from operations	$6,262	$(454)	$4,979
Loss from discontinued operations	(173)	(250)	(297)
Deficiency (benefit) from stock plan transactions	127	(103)	(9)
Other comprehensive income (loss)	1,158	(10,198)	1,617
	$7,374	$(11,005)	$6,290

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

The components of the provision (benefit) for federal and state income taxes from operations were as follows:

	Year Ended December 31,
	2009	2008	2007
Currently payable (receivable)
Federal	$(2,997)	$3,429	$6,772
State	(103)	689	1,179
Total currently payable (receivable)	(3,100)	4,118	7,951
Deferred payable (prepaid)
Federal	8,367	(3,692)	(2,486)
State	995	(880)	(486)
Total deferred payable (prepaid)	9,362	(4,572)	(2,972)
Provision (benefit) for income taxes	$6,262	$(454)	$4,979

The major items contributing to the difference between the statutory U.S. federal income tax rate and the Company’s effective tax rate on income from continuing operations were as follows:

	Year Ended December 31,
	2009		2008		2007
Provision (benefit) at statutory rate	$5,801	35.0%	$(538)	35.0%	$4,337	35.0%
State income taxes, net of federal tax benefit	752	4.5	(127)	8.3	536	4.3
Permanent differences, net	(35)	(0.2)	126	(8.2)	157	1.3
Stock based compensation	-	-	71	(4.7)	73	0.6
Other, net	(256)	(1.5)	14	(0.9)	(124)	(1.0)
Provision (benefit) for income taxes	$6,262	37.8%	$(454)	29.5%	$4,979	40.2%

The tax effects of significant temporary differences that comprise deferred tax assets and liabilities are as follows:

	December 31,
	2009	2008
Pension liability	$13,208	$14,250
Deferred gain on sale of building	1,854	2,163
Accrued expenses	3,684	7,648
Accrued vacation	1,386	1,050
Employee share-based compensation	630	700
Net operating loss carry forward, net of federal tax benefit	621	-
Receivables reserves	244	392
Other	257	341
Deferred tax assets	21,884	26,544
Unbilled receivables	(9,863)	(6,911)
Fixed assets and intangibles	(7,083)	(3,814)
Pension funding	(4,882)	(5,302)
Domestic International Sales Corporation	(2,183)	(2,119)
Other	(667)	(672)
Deferred tax liability	(24,678)	(18,818)
Deferred tax asset (liability), net	$(2,794)	$7,726

Management believes that it is more likely than not that these deferred tax assets will be realized.

The Internal Revenue Service (“IRS”) had challenged the deferral of income for tax reporting purposes related to unbilled receivables including the applicability of a Letter Ruling issued by the IRS to the Company in January 1976 which granted to the Company deferred tax treatment of the unbilled receivables.  This issue was elevated to the IRS National Office for determination.  On October 23, 2008, the Company received a notification of ruling from the IRS National Office.  This ruling provided clarification regarding the IRS position relating to revenue

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

recognition for tax purposes regarding its unbilled receivables.  During September 2009, the IRS completed its examination of the Company’s tax returns for 2004 through 2007 and issued a Revenue Agent Report (“RAR”), which reduced the deferral of income for tax reporting purposes.  As a result the Company reclassified approximately $1 million from deferred to current taxes payable.  The RAR also included an assessment of interest of $500. The Company has filed a protest letter with the IRS to appeal the assessment.  The Company believes the appeal will be successful and has made no provision for the interest associated with the assessment.

As of December 31, 2009 the Company had a state net operating loss carry-forward of approximately $11 million which will be carried forward and is expected to be fully utilized prior to their statutory expiration which ranges from 5 to 20 years.

The change in the unrecognized tax benefits was as follows:

Balance at December 31, 2007	$517
Reductions for current year tax positions	(87)
Balance at December 31, 2008	430
Additions for current year tax positions	132
Lapses of applicable statute of limitations	(153)
Balance at December 31, 2009	$409

At December 31, 2009, the Company’s unrecognized tax benefits, which if recognized in future periods, could favorably impact the effective tax rate by approximately $150.  The total amount of accrued interest and penalties resulting from such unrecognized tax benefits was $158 and $164 at December 31, 2009 and 2008, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and numerous state jurisdictions.  State tax returns for all years after 2005 are subject to future examination.  Although the IRS has completed its examination of tax years 2004 through 2007 the statutes are still open for those years until the appeals process is finalized.

NOTE 8. FINANCING ARRANGEMENTS

The Company’s credit facility provides for a $40.0 million, five-year term loan (the “term loan”) and a $25.0 million, five-year revolving credit agreement for working capital (the “revolver”). The bank group, led by Brown Brothers Harriman & Co. as a lender and as administrative agent, also includes TD Bank, N.A. and Bank of America, N.A.

On an ongoing basis, the credit facility requires the Company to meet certain financial covenants, including maintaining a minimum net worth and certain cash flow and debt coverage ratios. The covenants also limit the Company’s ability to incur additional debt, pay dividends, purchase capital assets, sell or dispose of assets, make additional acquisitions or investments, or enter into new leases, among other restrictions. In addition, the credit facility provides that the bank group may accelerate payment of all unpaid principal and all accrued and unpaid interest upon the occurrence and continuance of certain events of default, including, among others, the following:

•	Any failure by the Company and its subsidiaries to make any payment of principal, interest and other sums due within three calendar days of the date when such payment is due;
•	Any breach by the Company or any of its subsidiaries of certain covenants, representations and warranties;
•	Any default and acceleration of any indebtedness owed by the Company or any of its subsidiaries to any person (other than the bank group) which is in excess of $1.0 million;
•	Any final judgment against the Company or any of its subsidiaries in excess of $1.0 million which has not been insured to the reasonable satisfaction of Brown Brothers as administrative agent;
•	Any bankruptcy (voluntary or involuntary) of the Company or any of its subsidiaries;
•	Any material adverse change in the business or financial condition of the Company and its subsidiaries; or
•	Any change in control of the Company.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

At December 31, 2009, the Company was in compliance with its loan covenants.

The Company used the $40 million term loan proceeds to fund the acquisition of Kadix. The credit facility requires quarterly principal payments on the term loan of $2 million, which commenced December 31, 2008.  The Company has the option of selecting an interest rate for the term loan equal to either: (a) the then applicable LIBOR rate plus 1.50% per annum to 2.50% per annum, depending on the Company’s most recently reported leverage ratio (currently 2.00%); or (b) the base rate as announced from time to time by the administrative agent plus 0.00% per annum to 0.25% per annum, depending on the Company’s most recently reported leverage ratio (currently 0.00%). For those portions of the term loan accruing at the LIBOR rate, the Company has the option of selecting interest periods of 30, 60, 90 or 180 days.  The credit facility also required the Company, within thirty days of the closing date, to secure interest rate protection in an amount not less than fifty percent of the outstanding principal balance of the term loan, as more fully described in Note 10.

The revolver has a five-year term and is available to the Company for general corporate purposes, including strategic acquisitions. The interest rate terms on the revolver are similar to those of the term loan.

Outstanding Debt

The Company’s outstanding debt at December 31, 2009 was $32.0 million which consisted of an outstanding balance of $30.0 million under the term loan and $2.0 million of net borrowings under the revolver.  The interest rate on the term loan at December 31, 2009 was 2.28% based on the 90-day LIBOR rate option that was in effect on December 31, 2009.  The interest rate on the revolver at December 31, 2009 was 3.25% based on the base rate that was in effect on December 31, 2009.  The Company’s outstanding debt at December 31, 2008 was $38.0 million which consisted of borrowings under the term loan.  The interest rate on the term loan at December 31, 2008 was 4.21% based on the 90-day LIBOR rate option that was in effect on December 4, 2008.  The repayment of borrowings under the revolver is contractually due on August 1, 2013 and therefore the amounts outstanding are classified as long-term, however, the Company may repay at any time prior to that date.  At December 31, 2009, the remaining available balance to borrow against the revolver was $22.7 million.

As noted above, the credit facility requires quarterly principal payments on the term loan of $2 million, which commenced December 31, 2008.  The Company’s contractual obligations for principal payments on the term loan is $8 million in each year ending December 31, 2010 through 2012 and $6 million in the year ending December 31, 2013.  However, the Company has the option to prepay principal at anytime during the term of the credit facility without penalty.

NOTE 9. FAIR VALUE MEASUREMENTS

The following tables present our assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements
		At December 31, 2009 Using
	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Rabbi Trusts	Other noncurrent assets	$1,378	$-	$-	$1,378

Liabilities:
Interest rate swap	Other long-term liabilities	$-	$569	$-	$569

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

		Fair Value Measurements
		At December 31, 2008 Using
	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Rabbi Trusts	Other noncurrent assets	$1,107	$-	$-	$1,107

Liabilities:
Interest rate swap	Other long-term liabilities	$-	$860	$-	$860

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

NOTE 10. DERIVATIVE FINANCIAL INSTRUMENTS

In September 2008, the Company entered into an interest rate swap agreement with an initial notional amount of $20.0 million of the term loan principal and matures on August 1, 2013.  Under this agreement, the Company receives a floating rate based on the 90-day LIBOR rate and pays a fixed rate of 3.60% (both excluding the applicable margin of 2.00%) on the outstanding notional amount. The swap fixed rate was based on a 90-day LIBOR rate and is structured to mirror the payment terms of the term loan.  The fair value of the swap at inception was zero.  It is not expected that any gains or losses will be reported in the statement of operations during the term of the agreement as the swap is assumed to be highly effective through its maturity based on the matching terms of the swap and credit facility agreements.

As of December 31, 2009 and 2008, the total notional amount committed to the swap agreement was $15.0 million and $19.0 million, respectively. The Company recorded a liability to recognize the fair value of the swap which has been accounted for as a component of the accumulated other comprehensive loss.

The fair value effect on the financial statements from the interest rate swap designated as a cash flow hedge is as follows:

	December 31,		Year Ended December 31,
	2009	2008	2009	2008
Other long-term liabilities	$569	$860
Loss recognized in other comprehensive income, net of tax			$343	$519

NOTE 11. EMPLOYEE BENEFIT PROGRAMS

Defined Benefit Pension Plan

The Company’s Defined Benefit Pension Plan (the “Pension Plan”) is non-contributory, covering substantially all employees of the Company who had completed a year of service prior to July 1, 2002.  Membership in the Pension Plan was frozen effective July 1, 2002 and participants’ calculated pension benefit was frozen effective December 31, 2006.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

The Company’s funding policy is to contribute at least the minimum amount required by the Employee Retirement Income Security Act of 1974. Additional amounts are contributed to assure that plan assets will be adequate to provide retirement benefits. The Company expects required payments of $840 will be needed to fund the Pension Plan in 2010.

The Company’s Pension Plan measurement date was changed to December 31 from November 30 in 2008.

Net Periodic Pension Cost

	Year Ended December 31,
	2009	2008	2007
Interest cost	$4,269	$4,103	$3,955
Expected return on plan assets	(3,857)	(5,975)	(5,811)
Recognized actuarial loss	1,209	586	1,104
Net periodic pension cost (income)	$1,621	$(1,286)	$(752)

Obligations and Funded Status

	December 31,
	2009	2008
Change in benefit obligation
Benefit obligation at beginning of year	$69,691	$67,342
Interest cost	4,269	4,444
Benefits paid	(3,450)	(3,516)
Actuarial (gain) loss	4,723	1,421
Benefit obligation at end of year	75,233	69,691
Change in plan assets
Fair value of plan assets at beginning of year	47,121	68,060
Actual return on plan assets	10,001	(17,423)
Employer contributions	55	-
Benefits paid	(3,450)	(3,516)
Fair value of plan assets at end of year	53,727	47,121
Funded status	$(21,506)	$(22,570)

Amounts recognized in the consolidated balance sheets consist of:

	December 31,
	2009	2008
Accrued compensation and employee benefits	$840	$-
Other long-term liabilities	20,666	22,570
Net amount recognized	$21,506	$22,570

Additional Information

At December, 31, 2009, the Company decreased its additional liability by $2,630 to reflect the required pension liability of $33,312.  In 2008, the Company increased its additional liability by $24,682 to reflect the required pension liability of $35,942. These amounts are reflected, net of related tax effects, as a component of accumulated other comprehensive loss as part of stockholders’ equity in the accompanying balance sheets.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

The reconciliation of the unrecognized net actuarial loss was as follows:

	Beginning		Experience	Ending
	Balance	Amortization	Loss/(Gain)	Balance
2009	$35,942	$(1,209)	$(1,421)	$33,312
2008	$11,260	$(635)	$25,317	$35,942
2007	$15,159	$(1,104)	$(2,795)	$11,260

The Company expects to recognize amortization expense related to the net actuarial loss of approximately $1,093 in 2010.

Assumptions

The assumed discount rate, which is intended to be the actual rate at which benefits could effectively be settled, is determined by a spot-rate yield curve method. The spot-rate yield curve is employed to match the plan assets cash outflows with the timing and amount of the expected benefit payments.

The assumed long-term rate of return on plan assets, which is the average return expected on the funds invested or to be invested to provide future benefits to pension plan participants, is determined by an annual review of historical plan assets returns and consultation with outside investment advisors.  In selecting the expected long-term rate of return on assets, the Company considered its investment return goals stated in the Pension Plan’s investment policy. The Company, with input from the Pension Plan’s professional investment managers, also considered the average rate of earnings expected on the funds invested or to be invested to provide Pension Plan benefits. This process included determining expected returns for the various asset classes that comprise the Pension Plan’s target asset allocation.

The following assumptions were used to determine the benefit obligations and net periodic benefit costs:

		December 31,
		2009	2008
Used to determine benefit obligations
Discount rate		5.75%	6.25%
Rate of compensation increase		N/A	N/A

	Year Ended December 31,
	2009	2008	2007
Used to determine net periodic benefit costs
Discount rate	6.25%	6.25%	5.75%
Expected rate of return on assets	8.50%	9.00%	9.00%
Rate of compensation increase	N/A	N/A	N/A

Plan Assets

The Company’s overall investment strategy for plan assets is to achieve a long-term rate of return of 8.5%, with a wide diversification of asset types, fund strategies and fund managers.  The target allocation for the plan assets are 55% in equity securities, 38% in fixed income securities, 5% in other types of investments and 2% in cash and cash equivalents.  The risk management practices include regular evaluations of fund managers to ensure the risk assumed is commensurate with the given investment style and objectives.  Prohibited investments include, but are not limited to private placements, limited partnerships, venture-capital investments, real estate properties and collateralized mortgage obligation.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

The Company’s investment policy includes a periodic review of the Pension Plan’s investment in the various asset classes. The Company’s asset allocations by asset category are as follows:

		Fair Value Measurement at December 31, 2009
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$200	$200	$-	$-
Equity securities:
International equity	7,940	7,940	-	-
U.S. large-cap growth	6,578	6,578	-	-
U.S. large-cap value	6,017	6,017	-	-
Small value equity	3,321	3,321	-	-
Mid-cap value	2,525	2,525	-	-
Emerging markets growth	2,332	2,332	-	-
Real estate investment trusts	1,968	1,968	-	-
Fixed income securities:
Corporate and government bonds	19,846	-	19,846	-
Other type of investments:
Managed futures	2,000	-	-	2,000
Hedge fund	1,000	-	-	1,000
Total	$53,727	$30,881	$19,846	$3,000

The Pension Plan’s assets did not include any of the Company’s common stock at December 31, 2009 and 2008.

A reconciliation of the beginning and ending balances of Level 3 assets is as follows:

Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Managed Futures	Hedge Fund	Total
Beginning balance at December 31, 2008	$-	$-	$-
Actual returns on plan assets:			-
Relating to assets still held at the reporting date	-	-	-
Relating to assets sold during the period	-	-	-
Purchases	2,000	1,000	3,000
Transfers in and/or out of Level 3	-	-	-
Ending balance at December 31, 2009	$2,000	$1,000	$3,000

The managed futures consist of units of limited partnership interests through the allocation of assets of multiple commodity trading advisors.  These commodity trading advisors engage in speculative trading in U.S. and international markets for currencies, interest rates, stock indices, agricultural and energy products, and precious base metals.  The fair value of managed futures is estimated based on the investments net asset value at the reporting period.

The hedge fund is a fund of funds that combines diversified multi-strategy methods to achieve investment objectives during a three to five year investment cycle.  Strategy methods may consist of conventional long-term equity and fixed income investments or derivative investments, including, total return swaps, options and forwards.  The fair value of the hedge fund is estimated based on the investments net asset value at the reporting period.

The estimated fair value of the managed futures and the hedge fund at December 31, 2009 was determined to approximate cost due to the close proximity of the purchase of these investments and the reporting period.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

Estimated Future Benefit Payments

The following table sets forth the expected timing of benefit payments:

Year ending December 31:
2010	$3,682
2011	$3,879
2012	$4,185
2013	$4,449
2014	$4,595
Five subsequent fiscal years ending December 31, 2019	$25,620

401(k) Plan

The Company maintains a cash or deferred savings plan, the 401(k) Plan. All employees are eligible to elect to defer a portion of their salary and contribute the deferred portion to the 401(k) Plan.

The 401(k) Plan is structured with two components: (i) a Company matching contribution for 100% of the first 2% of the employee contribution and an additional 50% of the next 4% of the employee contribution; and (ii) a discretionary profit sharing contribution by the Company for all eligible employees.

Employee contributions and the Company’s contributions are invested in one or more collective investment funds at the participant’s direction. The Company’s contributions are subject to forfeitures of any non-vested portion if termination occurs.  The vesting of the Company’s matching contribution is 25% after one year and 100% after the second year.  The vesting of profit sharing contributions is 100% cliff vesting after three years.  The Company’s contributions, net of forfeitures, charged to expense aggregated $3,513, $3,062 and $3,188 in 2009, 2008 and 2007, respectively.

Supplemental Executive Retirement Plan

The Company has a Supplemental Executive Retirement Plan, or SERP, for certain former key employees providing for annual benefits commencing on the sixth anniversary of the executive’s retirement. The cost of these benefits is being charged to expense and accrued using a projected unit credit method. Expenses related to this plan were $60, $56, and $36 in 2009, 2008 and 2007, respectively. The liability related to the SERP, which is unfunded, was $371 and $381 at December 31, 2009 and 2008, respectively. These amounts represent the amounts the Company estimates to be the present value of the obligation at each respective date.

Deferred Compensation Plans

The Company has a deferred compensation plan approved by the Board of Directors that allows certain employees to defer up to 100% of cash incentive payments and salary in excess of the FICA earnings ceiling. Employee contributions are invested in selected mutual funds held within a Rabbi Trust. These investments, which the Company has classified as trading securities, are recorded at fair value and reported as a component of other noncurrent assets in the accompanying balance sheets. Amounts recorded as deferred compensation liabilities are adjusted to reflect the fair value of investments held by the Rabbi Trust. Changes in obligations to participants as a result of gains or losses on the fair value of the investments are reflected as a component of compensation expense. At December 31, 2009 and 2008, $1,378 and $1,107, respectively, had been deferred under the plan.

The Company also has a deferred compensation plan under which non-employee directors may elect to defer their directors’ fees. Amounts deferred for each participant are credited to a separate account, and interest at the lowest rate at which the Company borrowed money during each quarter is credited quarterly. The balance in a participant’s account is payable in a lump sum or in installments when the participant ceases to be a director.

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

The Company’s 1993 Equity Incentive Plan (the “1993 Plan”) expired in April 2003.  The 1993 Plan permitted the Company to grant incentive stock options, nonqualified stock options, stock appreciation rights, awards of nontransferable shares of restricted common stock and deferred grants of common stock. The option price of incentive stock options was not less than the fair market value at the time the option was granted. The option period was not greater than 10 years from the date the option was granted. Normally the stock options were exercisable in three equal installments beginning one year from the date of the grant. Through shareholder approval, 580,800 shares were reserved for the 1993 Plan. A total of 10,000, 12,000 and 30,000 stock options were outstanding and exercisable under the 1993 Plan at December 31, 2009, 2008 and 2007, respectively.

The Company’s 1995 Stock Option Plan for Non-employee Directors (the “1995 Plan”) expired in April 2006.  The 1995 Plan provided for each outside director to receive options to purchase 5,000 shares of common stock at the first annual meeting at which the director was elected. As long as he or she remained an eligible director, the director received options to purchase 1,000 shares of common stock at each annual meeting. Eligible directors could not be an employee of the Company or one of its subsidiaries or a holder of five percent or more of the Company’s common stock. The exercise price of these options was the fair market value of the common stock on the date of grant. Each option was non-transferable except upon death and expires 10 years after the date of grant. The options became exercisable in three equal installments on the first, second and third anniversaries of the date of grant. A total of 132,000 shares were reserved for issuance. A total of 11,000, 12,214 and 14,614 stock options were outstanding and exercisable under the 1995 Plan at December 31, 2009, 2008 and 2007, respectively.

The Company’s 2000 Incentive Plan (the “2000 Plan”) expired in November 2009.  The 2000 Plan allowed the Company to grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards and deferred grants of common stock. In the case of incentive stock options, the option price was not less than the fair market value of the stock at the date of grant. The option period did not exceed 10 years from the date of grant. The terms of the 2000 Plan were substantially similar to those of the 1993 Plan. A total of 585,843 and 664,894 stock options were outstanding and exercisable under the 2000 Plan at December 31, 2009 and 2008, respectively, and 717,464 stock options were outstanding of which 222,464 stock options were exercisable at December 31, 2007.

The Company’s 2003 Incentive Plan (the “2003 Plan”) allows the Company to grant incentive stock options, non-qualified stock options, stock appreciation rights, awards of nontransferable shares of restricted common stock and deferred grants of common stock up to directors or key employees of the Company. A total of 400,000 shares were reserved for issuance which 372,024 shares remained available at December 31, 2009.  The terms of the 2003 Plan are substantially similar to those of the 2000 Plan.  The 2003 Plan expires in December 2012.

Restricted stock awards granted by the Company were issued under the 2000 Plan and 2003 Plan. Shares of restricted stock of the Company may be granted at no cost to employees.  Restrictions limit the sale or transfer of these shares until they vest, which is typically over three years.  The Company granted a total of 100,748 restricted stock awards during the year ended December 31, 2009 of which 66,750 and 33,998 restricted stock awards were granted from the 2000 Plan and the 2003 Plan, respectively. The Company granted 92,000 and 99,300 restricted stock awards from the 2000 Plan during the years ended December 31, 2008 and 2007, respectively. Restricted stock awards of 137,725, 158,476 and 223,330 were unvested and outstanding under the 2000 Plan as of December 31, 2009, 2008 and 2007, respectively, and 27,976 awards were unvested and outstanding under the 2003 Plan as of December 31, 2009.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

During 2001, the Board of Directors approved the Executive Long Term Incentive Program (the “ELTIP”), implemented under the provisions of the 2000 Plan. The ELTIP provides incentives to program participants through a combination of stock options and restricted stock grants. During 2001, the Company granted stock options under the ELTIP totaling 750,000 shares of common stock at fair market value and awarded 121,000 shares of restricted common stock which vested in May 2008.  Included in the 2000 Plan amounts stated above, a total of 425,000 and 475,000 stock options were outstanding and exercisable at December 31, 2009 and 2008, respectively, and 495,000 stock options and 77,000 restricted stock awards were outstanding and not yet vested under the ELTIP at December 31, 2007.

During 1999, the Company granted a key executive officer 250,000 non-qualified stock options that were not part of an approved shareholder plan. The option price for these grants, which became fully vested in November 2003, was the fair market value at the time of the grant. At December 31, 2008, there were 200,000 stock options outstanding and exercisable.  During 2009, the remaining stock options were exercised.

Employee Stock Purchase Plan

The Company’s shareholders approved the 2000 Employee Stock Purchase Plan (the “ESPP”) which is designed to give eligible employees an opportunity to purchase common stock of the Company through accumulated payroll deductions. All employees of the Company who customarily work at least 20 hours per week and do not own five percent or more of the Company’s common stock are eligible to participate in the ESPP. The ESPP allows stock to be purchased at a discount of 5% and does not include a “look-back” option, therefore the accounting for shares purchased is not considered compensatory.  A total of 1,300,000 shares are available for issuance under the ESPP, of which 398,603shares were remaining at December 31, 2009.   In 2009, 2008 and 2007, a total of 38,953, 46,880 and 59,662 shares were issued, respectively, under the ESPP.

Share-Based Compensation Costs

Total share-based compensation cost reported in the consolidated statements of operations was as follows:

	Year Ended December 31,
	2009	2008	2007
Cost of products and services	$319	$483	$605
Selling, general and administrative	417	665	1,035
Total share-based compensation expense	$736	$1,148	$1,640

Stock Option Award Activity

The following table summarizes stock option activity under all plans:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value
Outstanding and exercisable at December 31, 2008	889,108	$8.42	2.1	$729
Granted	-	$-
Exercised	(273,581)	$5.55
Cancelled	(8,684)	$14.53
Outstanding and exercisable at December 31, 2009	606,843	$9.62	1.5	$981

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

Cash proceeds received, the intrinsic value and the total tax benefits realized resulting from stock option exercises were as follows:

	Year Ended December 31,
	2009	2008	2007
Amounts realized or received from stock option exercises:
Cash proceeds received	$631	$449	$558
Intrinsic value realized	$1,972	$267	$279
Income tax benefit realized	$84	$101	$70

The total income tax benefit realized from exercised stock options and ESPP transactions for 2009, 2008 and 2007 was $86, $103 and $77, respectively.  During 2007, the Company also recorded tax deficiencies on its equity awards of $68 against its pool of excess tax benefits.

Restricted Stock Award Activity

The following table summarizes restricted stock activity under the 2000 Plan:

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value
Nonvested at December 31, 2008	158,476	$10.61
Granted	100,748	$8.96
Vested	(69,534)	$11.36
Cancelled	(23,989)	$9.94
Nonvested at December 31, 2009	165,701	$9.39

The total fair value of restricted shares vested during 2009, 2008 and 2007 was $790, $1,586 and $1,059, respectively. As of December 31, 2008, the total unrecognized compensation cost related to restricted stock awards was $1,061 which is expected to be amortized over a weighted-average period of approximately two years.

NOTE 13. SHAREHOLDERS’ EQUITY

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

On July 23, 2008, the Board of Directors of the Company authorized and declared a dividend distribution of one right (a “Right”) for each outstanding share of the Company’s common stock, par value $0.10 per share to stockholders of record at the close of business on such date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series B Preferred Stock, par value $0.10 per share, of the Company (the “Preferred Stock”), at a price of $59.09 per one one-hundredth of a Preferred Share, subject to adjustment.  The definitive terms of the Rights are set forth in a Rights Agreement, dated as of July 23, 2008, between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent.

The Rights become exercisable upon the earlier of the following events: (i) 10 days following a public announcement that a person or group of affiliated or associated persons have acquired beneficial ownership of 15% or more of the outstanding Common Stock or (ii) 10 business days (or such later date as may be determined by action of the Board of Directors prior to such time as any person or group of affiliated or associated persons becomes an acquiring person) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

15% or more of the outstanding Common Stock (the earlier of such dates being the distribution date). The Rights will expire on July 27, 2018.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss as of December 31, 2009 of $20,505 consisted of aggregate additional pension liability adjustments of $20,162, net of a $13,150 tax benefit and an unrealized holding loss on a derivative instrument of $343, net of a tax benefit of $226.  Accumulated other comprehensive loss as of December 31, 2008 of $22,268 consisted of aggregate additional pension liability adjustments of $21,749, net of a $14,193 tax benefit and an unrealized holding loss on a derivative instrument of $519, net of a tax benefit of $341.

The related tax effects allocated to each component of other comprehensive income (loss) was as follows:

	Before	Tax	Net of
	Tax	(Expense)	Tax
	Amount	Benefit	Amount
Year ended December 31, 2007
Minimum pension liability adjustment	$3,899	$(1,546)	$2,353
Unrealized holding gains on investments	179	(71)	108
Other comprehensive income	$4,078	$(1,617)	$2,461

Year ended December 31, 2008
Pension liability adjustment	$(25,268)	$10,018	$(15,250)
Less: reclassification adjustment for costs realized in net loss	586	(232)	354
Net pension liability adjustment	(24,682)	9,786	(14,896)
Unrealized holding losses on derivative instruments	(860)	341	(519)
Reclassification adjustment for gains on investments realized in net loss	(179)	71	(108)
Other comprehensive loss	$(25,721)	$10,198	$(15,523)

Year ended December 31, 2009
Pension liability adjustment	$1,421	$(564)	$857
Less: reclassification adjustment for costs realized in net income	1,209	(479)	730
Net pension liability adjustment	2,630	(1,043)	1,587
Unrealized holding losses on derivative instruments	(175)	69	(106)
Less: reclassification adjustment for costs realized in net income	466	(184)	282
Net unrealized holding gain on derivative instruments	291	(115)	176
Other comprehensive income	$2,921	$(1,158)	$1,763

Earnings Per Share

Due to their antidilutive effect, approximately 63,000, 279,200 and 80,500 options to purchase common stock were excluded from the calculation of diluted earnings per share for the years ended December 31, 2009, 2008 and 2007, respectively. However, these options could become dilutive in future periods. The following table sets forth the reconciliation of the weighted average shares outstanding:

	Year Ended December 31,
	2009	2008	2007
Weighted average shares outstanding - Basic	9,551,614	9,493,495	9,326,907
Dilutive effect of stock options and restricted stock grants	221,108	-	322,990
Weighted average shares outstanding - Diluted	9,772,722	9,493,495	9,649,897

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

NOTE 14. BUSINESS SEGMENT, GEOGRAPHIC, MAJOR CUSTOMER AND RELATED PARTY INFORMATION

Business Segment

With the decision to discontinue the operations of the Metrigraphics segment in the fourth quarter of 2009, the Company now operates in one business segment.  The Company provides support to its customers in the primary mission areas of information technology, logistics and readiness, information assurance and cybersecurity, homeland security, health care, and intelligence and space.  The Company offers several business solutions to its customers, often combining two or more solutions to achieve customer goals, including business transformation, information technology infrastructure, training and performance support, business intelligence, automated case management, program management, engineering, human capital management, information assurance and cybersecurity, and healthcare.

Geographic

Revenue is attributed to geographic areas based on the customer’s location. The Company does not have locations outside the U.S.; however, in rare instances, it may have contracts with sales representatives located in foreign countries and provide services at customer locations outside the U.S. Domestic revenues comprised approximately 100% of revenues in each of the three years ended December 31, 2009.  The Company’s long-lived assets of $118,965 and $117,144, at December 31, 2009 and 2008, respectively, were located in the U.S.  Long-lived assets included property and equipment, goodwill, intangible assets and other noncurrent assets.

Major Customers

Revenues from U.S. Government agency customers in aggregate accounted for approximately 88%, 86% and 92% of total revenues in 2009, 2008 and 2007, respectively.  Revenues earned from the U.S. Air Force Aeronautical Systems Center in 2007 were $24,565, or 11% of total revenue.  No other customers accounted for more than 10% of revenue in each of the three years ended December 31, 2009.

In February 2008, the Company was awarded a $25.5 million fixed price contract from the State of Tennessee, which began in the second quarter of 2008 with deployment scheduled to occur in the third quarter of 2010.  The outstanding contract receivable balance of the State of Tennessee contract at December 31, 2009 was $18.8 million.  At December 31, 2009 and 2008, no other customers accounted for more than 10% of the outstanding contract receivable balance.

Related Party

Through its wholly owned subsidiary, HJ Ford, the Company has a 40% interest in HMRTech which is accounted for using the equity method.  Revenues from HMRTech included in revenues for 2009, 2008 and 2007 were $3,186, $4,753, and $21,581, respectively. The amounts due from HMRTech included in contract receivables at December 31, 2009 and 2008 were $21 and $779, respectively.  In addition, HMRTech charged the Company $1,347, $1,430 and $126 in 2009, 2008 and 2007, respectively, relating to contract work.  At December 31, 2009 and 2008, the Company had a related payable of $151 and 238, respectively.

NOTE 15. COMMITMENTS AND CONTINGENCIES

Commitments

The Company conducts its operations in facilities that are under long-term operating leases. These leases expire at various dates through 2017, with options to renew as negotiated between the Company and its landlords. With the exception of the Company’s current corporate headquarters facility, the Company does not believe that exercise of any of its lease renewal options are reasonably assured and, accordingly, the exercise of such options has not been assumed in the accounting for leasehold improvements and the deferred gain on the sale of the former corporate

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

headquarters facility. Rent expense under these leases (inclusive of real estate taxes and insurance) was $5,874 in 2009, $5,751 in 2008 and $6,326 in 2007.

Minimum lease commitments, primarily for facilities under non-cancelable operating leases and related sublease receipts in effect at December 31, 2009 were as follows:

	Lease	Sublease
	Commitment	Receipts
Year ending December 31:
2010	$8,530	$3,147
2011	6,086	2,314
2012	4,760	1,732
2013	4,617	1,732
2014	4,508	1,732
2015 and thereafter	6,185	1,732
	$34,686	$12,389

On August 14, 2009, the Company entered into a lease agreement for 69,000 square feet of space in a building located at 2 Tech Drive in Andover, MA.  In November 2009, the Company commenced the use of the building as its new corporate headquarters.  The term of the lease is approximately seven years and four months beginning on December 1, 2009 and terminating on April 28, 2017.

The Company has the option to extend the term of the lease for two consecutive periods of five years each on the same terms and conditions set forth in the original lease and at current fair market rental values of comparable space at that time.  The Company currently anticipates exercising the first five-year option extension, however the minimum lease payments cannot be determined as the payments are not fixed.

The Company’s annual rent is based on $19.49 per square foot, adjusted to include final leasehold improvements, for eight months beginning four months after the commencement date.  The annual rent escalates $1.00 per square foot in each of the next full twelve month periods to the termination of the lease.  The fixed rental cost over the term of the lease is approximately $11 million. The agreement also requires the Company to pay $7 per month for the cost of electricity.

As part of the lease agreement, the landlord committed to make and pay for $2.7 million in building improvements.  As of December 31, 2009, $1.7 million was reimbursed by the landlord and approximately $900 was recorded as a receivable.  Additionally, the Company elected to increase the tenant improvement allowance by approximately $700, which will be paid back to the landlord over the life of the lease in the form of increased rent.  The Company also entered into a letter of credit with its bank group for $353 to satisfy the required security deposit.

On August 17, 2009, the Company entered into an assignment and assumption agreement to assign all of the Company’s right, title, and interest in, to and under its former corporate headquarters facility. The effective date of the agreement was December 1, 2009, the date the Company vacated the building. The terms of the agreement assign the sublessee all of the rights and obligations of the original lease signed by the Company in 2005.  The original lease includes two consecutive five year renewal options.  If these options are exercised by the sublessee, the Company will be released for the option periods by the landlord.  The Company is continuing to amortize the deferred gain over the original ten year lease period.  The agreement also provides the sublessee the use of certain Company owned furniture in connection with their occupancy of the building.

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

On June 28, 2005, a class action employee suit was filed in the U.S. District Court for the District of Massachusetts alleging violations of the Fair Labor Standards Act and certain provisions of Massachusetts General Laws. The plaintiff’s claim was for $8 million.  On April 10, 2006, the U.S. District Court for the District of Massachusetts entered an order granting in part the Company’s motion to dismiss the suit and to compel compliance with the Company’s mandatory dispute resolution program, directing that the parties arbitrate the claims, and striking the class action waiver which was part of the dispute resolution program. In the arbitration, the Company filed a Motion to Dismiss and/or for Summary Disposition.  The motion was denied and the parties exchanged discovery documents.  The Company is unable to estimate the likely outcome of this matter, and believes the range of loss to be between zero and the plaintiffs claim, estimated at $8 million, although an amount higher than $8 million is possible.  The wide range of possible outcomes results from several factors, which currently are pending the arbitrator’s decisions. These factors include class determination, the period of non-compliance, and determination if such non-compliance was willful.  The range of outcomes is likely to narrow in coming months as the arbitrator rules on these matters.  The Company has analyzed all available information, believes it has substantive legal and factual defenses to this matter, and intends to vigorously defend against the action.  Nevertheless, the outcome remains uncertain and an adverse outcome could have a material effect, substantially in the amount of the plaintiff’s claim, on the Company’s results of operations, financial position and cash flows.

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

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

NOTE 16. QUARTERLY RESULTS (UNAUDITED)

During the fourth quarter of 2009, the Company entered into a plan to sell the Metrigraphics business segment.  The results listed below were restated to reflect Metrigraphics as a discontinued operation for all periods presented.  Refer to Note 3 for additional information regarding Metrigraphics.

	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter	Year
2009
Revenue	$67,203	$68,128	$67,504	$65,826	$268,661
Gross profit	$11,260	$11,113	$10,622	$11,972	$44,967
Operating income	$3,976	$3,930	$4,058	$5,944	$17,908
Income from continuing operations	$1,957	$2,174	$2,896	$3,286	$10,313
Income (loss) from discontinued operations	(186)	(124)	59	110	(141)
Net income	$1,771	$2,050	$2,955	$3,396	$10,172
Earnings per share:
Basic
Income from continuing operations	$0.20	$0.23	$0.30	$0.34	$1.08
Income (loss) from discontinued operations	(0.02)	(0.01)	0.01	0.01	(0.02)
Net income	$0.18	$0.21	$0.31	$0.35	$1.06
Diluted
Income from continuing operations	$0.20	$0.22	$0.29	$0.33	$1.06
Income (loss) from discontinued operations	(0.02)	(0.01)	0.01	0.01	(0.02)
Net income	$0.18	$0.21	$0.30	$0.34	$1.04
2008
Revenue	$54,773	$53,708	$62,300	$66,015	$236,796
Gross profit	$8,561	$8,109	$10,044	$12,280	$38,994
Operating income (loss)	$(6,011)	$2,601	$(2,068)	$5,328	$(150)
Income (loss) from continuing operations	$(5,230)	$1,578	$(127)	$2,695	$(1,084)
Income (loss) from discontinued operations	(26)	51	(105)	(91)	(171)
Net income (loss)	$(5,256)	$1,629	$(232)	$2,604	$(1,255)
Earnings (loss) per share:
Basic
Income (loss) from continuing operations	$(0.55)	$0.17	$(0.01)	$0.28	$(0.11)
Income (loss) from discontinued operations	(0.01)	0.00	(0.01)	(0.01)	(0.02)
Net income (loss)	$(0.56)	$0.17	$(0.02)	$0.27	$(0.13)
Diluted
Income (loss) from continuing operations	$(0.55)	$0.16	$(0.01)	$0.28	$(0.11)
Income (loss) from discontinued operations	(0.01)	0.01	(0.01)	(0.01)	(0.02)
Net income (loss)	$(0.56)	$0.17	$(0.02)	$0.27	$(0.13)

(1)	Operating income includes a litigation settlement of $8,819 and $6,000 in the first quarter and third quarter of 2008, respectively.
(2)
Basic and diluted earnings per share is computed independently for each of the quarters presented; accordingly, the sum of the quarterly earnings per share may not equal the total computed for the year.

DYNAMICS RESEARCH CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

		Additions
	Balance at	Charged to	Charged to	Deductions	Balance at
	Beginning	Costs and	Other	and	End of
	of Period	Expenses	Accounts	Write-Offs	Period
Allowance for doubtful accounts
Year ended December 31,
2009	$910	$124	$-	$(451)	$583
2008	$873	$249	$-	$(212)	$910
2007	$724	$204	$-	$(55)	$873

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) evaluated, together with other members of senior management, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2009; and, based on this review, the Company’s CEO and CFO concluded that, as of December 31, 2009, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by it in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. Based on this assessment, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective.

Attestation Report of Registered Public Accounting Firm

The Company’s internal control over financial reporting as of December 31, 2009 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarterly period ended December 31, 2009 that has materially effected, or is reasonably likely to materially effect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Dynamics Research Corporation:

We have audited Dynamics Research Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Dynamics Research Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Dynamics Research Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Dynamics Research Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dynamics Research Corporation as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 16, 2010 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Boston, Massachusetts
March 16, 2010

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is hereby incorporated by reference to the Company’s definitive proxy statement under the captions “Election of Directors,” “Report of the Audit Committee of the Board of Directors,” “Other Directors and Officer Information” and “Executive Compensation” to be filed by the Company within 120 days after the close of its fiscal year.

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

Name	Executive Office Held	Age
James P. Regan	President, Chairman and Chief Executive Officer	69

Richard A. Covel	Vice President, General Counsel and Secretary	63

David Keleher	Senior Vice President and Chief Financial Officer	60

Steven P. Wentzell	Senior Vice President and General Manager, Human Resources	63

Lawrence H. O’Brien, Jr.	Senior Vice President and General Manager, Business Solutions and Business Development	58

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

The Company has adopted a code of ethics applicable to all of its directors, officers and employees including its CEO, CFO and principle accounting officer.  A copy of the Company’s Standards of Ethics and Conduct may be obtained free of charge through the Company’s internet website at http://www.drc.com by choosing the “Corporate Governance” link under the “Investors” link.

If any substantive amendments are made to the Company’s code of ethics or any waiver is granted, the Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding such amendment to, or waiver from, a provision of the Company’s code of ethics by posting such information on its website, at the address and location specified above.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is hereby incorporated by reference to the Company’s definitive proxy statement under the caption “Executive Compensation” to be filed by the Company within 120 days after the close of its fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is hereby incorporated by reference to the Company’s definitive proxy statement under the caption “Stock Ownership of Certain Persons” to be filed by the Company within 120 days after the close of its fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is hereby incorporated by reference to the Company’s definitive proxy statement under the caption “Other Director and Executive Officer Information” to be filed by the Company within 120 days after the close of its fiscal year.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is hereby incorporated by reference to the Company’s definitive proxy statement under the caption “Independent Public Accountants” to be filed by the Company within 120 days after the close of its fiscal year.

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

DYNAMICS RESEARCH CORPORATION

Date: March 16, 2010	/s/ James P. Regan

James P. Regan
President, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James P. Regan	President, Chairman and Chief Executive Officer (Principal Executive Officer)	March 16, 2010
James P. Regan

/s/ David Keleher	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 16, 2010
David Keleher

/s/ Shaun McCarthy	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	March 16, 2010
Shaun McCarthy

/s/ John S. Anderegg, Jr.	Director	March 16, 2010
John S. Anderegg, Jr.

/s/ Francis J. Aguilar	Director	March 16, 2010
Francis J. Aguilar

/s/ Gen. George T. Babbitt, Jr.	Director	March 16, 2010
Gen. George T. Babbitt, Jr.

/s/ Kenneth F. Kames	Director	March 16, 2010
Kenneth F. Kames

/s/ Lt. Gen. Charles P. McCausland	Director	March 16, 2010
Lt. Gen. Charles P. McCausland

/s/ Nickolas Stavropoulos	Director	March 16, 2010
Nickolas Stavropoulos

EXHIBIT INDEX

		Filed	Incorporated by Reference**
Exhibit No.	Description	Herewith	Form	Date
2.1	Equity Purchase Agreement among Dynamics Research Corporation and Impact Innovations Group LLC and J3 Technology Services Corp., dated August 2, 2004.		8-K	September 8, 2004

2.2	Membership Interest Purchase Agreement among Dynamics Research Corporation and Kadix Systems, LLC and Daisy D. Layman, The Sole Member of Kadix Systems, LLC, dated July 30, 2008.		8-K	August 5, 2008

3.1	Restated Articles of Organization of the Company, dated May 22, 1987.		10-Q	June 17, 1987

3.2	By-Laws of the Company, dated May 22, 1987.		10-Q	June 17, 1987

3.3	Certificate of Vote of Directors Establishing Series B Preferred Stock, dated February 17, 1998.		8-A12G	June 25, 1998

3.4	Amendment, dated September 10, 1998, to the Certificate of Vote of Directors Establishing Series B Preferred Stock.		8-A12G/A	September 30, 1998

3.5	Certificate of Vote of Directors Establishing Series A Preferred Stock, dated July 14, 1988.		10-K	December 31, 2002

3.6	Amendment, dated April 28, 1998, to the restated Articles of Organization of the Company.		10-K	December 31, 2002

3.7	Amendment, dated April 25, 2000, to the restated Articles of Organization of the Company.		10-K	December 31, 2002

3.8	Certificate of Designation with respect to the Series B Preferred Stock, par value $.10 per share, of the Company (attached as Exhibit A to the Rights Agreement).		8-K	July 25, 2008

4.1	Specimen certificate for shares of the Company’s common stock.		S-8	April 27, 2001

4.2	Rights Agreement dated as of July 23, 2008 ("Rights Agreement") between the Company and American Stock Transfer & Trust Company, as Rights Agent.		8-K	July 25, 2008

10.1	Form of indemnification agreement for directors of the Company.		10-K	December 31, 1991

		Filed	Incorporated by Reference**
Exhibit No.	Description	Herewith	Form	Date
10.2*	Severance Agreement between John S. Anderegg, Jr. and the Company.		10-K	December 31, 1991

10.3*	Deferred Compensation Plan for Non-Employee Directors of the Company.		10-K	December 31, 1991

10.4*	Form of Supplemental Retirement Pension Agreement by and between the Company and Albert Rand.		10-Q	March 31, 1997

10.5*	Amended 1995 Stock Option Plan for Non-Employee Directors.		10-Q	March 31, 1997

10.6*	Amended 1993 Equity Incentive Plan.		10-K	December 31, 1998

10.7*	2000 Incentive Plan.		DEFS14A	December 6, 1999

10.8*	Employment Agreement between the Company and James P. Regan.		10-K	December 31, 1999

10.9*	Change of Control Agreement between the Company and James P. Regan.		10-K	December 31, 1999

10.10*	Non-qualified Stock Option Agreement between the Company and James P. Regan.		S-8	October 12, 2000

10.11*	2000 Employee Stock Purchase Plan.		S-8	April 27, 2001

10.12*	Special Severance Plan.		10-K	December 31, 2001

10.13*	Senior Management Deferred Compensation Plan.		10-Q	March 31, 2002

10.14*	Dynamics Research Corporation Special Severance Plan, as amended on May 14, 2003.		10-K	December 31, 2003

10.15*	2003 Incentive Plan.		10-K	December 31, 2003

10.16*	Form of grant of stock options under the 2003 Incentive Plan.		10-Q	September 30, 2004

10.17*	Form of grant of restricted stock under the 2003 Incentive Plan.		10-Q	September 30, 2004

10.18*	Form of grant of stock options under the 2000 Incentive Plan.		10-Q	September 30, 2004

10.19*	Deferred Stock Compensation Plan for Non-Employee Directors, as amended for deferrals on or after January 1, 2005.		10-K	December 31, 2004

		Filed	Incorporated by Reference**
Exhibit No.	Description	Herewith	Form	Date
10.20*	Amendment to Deferred Stock Compensation Plan for Non-Employee Directors.		10-K	December 31, 2004

10.21*	Beneficiary Designation Form for the Deferred Compensation Plan for Non-Employee Directors.		10-K	December 31, 2004

10.22*	Forms of grant of restricted stock under the 2000 Incentive Plan.		10-K	December 31, 2005

10.23	Purchase and Sale Agreement, dated November 18, 2005, by and between Dynamics Research Corporation and Direct Invest Property Acquisition, LLC.		8-K	January 4, 2006

10.24	Amendment to Purchase and Sale Agreement, dated December 28, 2005, by and between Dynamics Research Corporation and Direct Invest Property Acquisition, LLC.		8-K	January 4, 2006

10.25	Lease, dated December 28, 2005, by and between Dynamics Research Corporation and Direct Invest-60 Frontage, LLC.		8-K	January 4, 2006

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
			8-K	October 4, 2006

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

		Filed	Incorporated by Reference**
Exhibit No.	Description	Herewith	Form	Date
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
			10-K	December 31, 2008

21.1	Subsidiaries of the registrant.	X

23.1	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP).	X

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

		Filed	Incorporated by Reference**
Exhibit No.	Description	Herewith	Form	Date
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

*	Management contract or compensatory plan or arrangement.

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