Form 10-K/A
period 2009-12-31
DYNAMICS RESEARCH CORP
filed 2010-03-29
CIK 30822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE

Dynamics Research Corporation (the “Company”) is filing this Amendment No. 1 to Form 10-K for the year ended December 31, 2009 to correct certain clerical errors found in the following information contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2010 (the “Form 10-K”):

(1)
Item 6. [page 30] Selected Financial Data for 2009, the line items Net cash provided by operating activities from continuing operations and Capital expenditures, and for 2005, the line item Income (loss) from discontinued operations in the section Earnings (loss) per share - Basic,

(2)
Item 7. [page 42] Management’s Discussion and Analysis of Financial Condition and Results of Operations, the average daily borrowings for 2009 in the Liquidity and Capital Resources section under Financing Activities

(3)	Item 8. Financial Statements and Supplementary Data,
(i)	Consolidated Statement of Cash Flows for 2009 [page 50] , the subtotal line Net cash used in continuing operations and the total line Net cash used in investing activities,
(ii)	Note 12 under the subheading Restricted Stock Award Activity [page 73], the date for the amount of total unrecognized compensation cost related to restricted stock awards,
(iii)	Note 14 under the subheading Major Customers [page 75], the percentages of total revenue from U.S. Government agency customers in aggregate, and
(iv)	Note 16 under the Second Quarter for 2009 [page 78], the line Basic Income (loss) from discontinued operations under Earnings per share.

Except as set forth herein, no other changes are made to the Company’s Form 10-K.  This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K.

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

	Year Ended December 31,
(dollars in thousands, except per share data)	2009	2008(1)	2007	2006	2005
Revenue	$268,661	$236,796	$224,676	$252,890	$293,662
Gross profit	$44,967	$38,994	$37,160	$33,914	$48,096
Operating income (loss)	$17,908	$(150)	$13,104	$7,507	$20,247
Non-GAAP operating income(2)		$14,669	$13,285
Income (loss) from continuing operations	$10,313	$(1,084)	$7,413	$3,578	$10,791
Income (loss) from discontinued operations	(141)	(171)	(311)	410	642
Cumulative benefit of accounting change	-	-	-	84	-
Net income (loss)	$10,172	$(1,255)	$7,102	$4,072	$11,433
Non-GAAP net income(2)		$7,807	$7,211

Earnings (loss) per share - Basic
Income (loss) from continuing operations before cumulative effect of accounting change	$1.08	$(0.11)	$0.79	$0.39	$1.22
Income (loss) from discontinued operations	(0.02)	(0.02)	(0.03)	0.05	0.08
Cumulative benefit of accounting change	-	-	-	0.01	-
Net earnings (loss) per share - Basic	$1.06	$(0.13)	$0.76	$0.45	$1.30
Non-GAAP net earnings per share - Basic(2)		$0.82	$0.77

Earnings (loss) per share - Diluted
Income (loss) from continuing operations before cumulative effect of accounting change	$1.06	$(0.11)	$0.77	$0.38	$1.17
Income (loss) from discontinued operations	(0.02)	(0.02)	(0.03)	0.04	0.07
Cumulative benefit of accounting change	-	-	-	0.01	-
Net earnings (loss) per share - Diluted	$1.04	$(0.13)	$0.74	$0.43	$1.24
Non-GAAP net earnings per share - Diluted(2)		$0.80	$0.75

Net cash provided by operating activities from continuing operations	$8,208	$18,582	$3,487	$18,301	$24,739
Capital expenditures	$5,185	$1,973	$1,676	$1,887	$4,484
Depreciation	$2,987	$2,961	$2,869	$2,837	$3,372
EBITDA, excluding litigation settlement effect(2)(3)	$24,891	$20,285	$19,585	$13,742	$28,935

	As of December 31,
(dollars in thousands, except per share data)	2009	2008(1)	2007	2006	2005
Total assets	$203,601	$208,930	$149,953	$159,852	$187,753
Total debt	$31,973	$38,000	$7,737	$15,000	$25,412
Stockholders’ equity	$94,096	$81,475	$96,504	$84,314	$74,736
Return on invested capital, excluding litigation settlement effect(2)(4)	8.8%	7.8%	7.8%	4.9%	12.1%
Stockholders’ equity per share(5)	$9.48	$8.42	$10.15	$9.05	$8.22
Return on stockholders’ equity, excluding litigation settlement effect(2)(6)	10.8%	9.6%	7.5%	4.8%	15.3%
Funded backlog	$158,518	$146,619	$115,155	$91,884	$143,026
Number of shares outstanding	9,923,357	9,674,512	9,509,849	9,314,962	9,096,893

(1)	Amounts include results of operations of Kadix (acquired August 1, 2008) for the period subsequent to our acquisition.
(2)	Non-GAAP financial data is discussed under the title “Non-GAAP Financial Measures”, included within this Item 6.
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

The average daily borrowing on our revolver for 2009 was $3.2 million at a weighted average interest rate of 3.25% compared to $3.2 million at a weighted average interest rate of 5.41% in 2008 and $16.7 million at a weighted average interest rate of 7.30% in 2007 under our then existing revolver.  During 2009, the average outstanding balance of our term loan was $34.0 million at a weighted average interest rate of 4.27% compared to the $40.0 million outstanding for the last five months of 2008 at a weighted average interest rate of 5.14%.

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

DYNAMICS RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$10,172	$(1,255)	$7,102
Loss from discontinued operations	(141)	(171)	(311)
Income (loss) from continuing operations	10,313	(1,084)	7,413
Adjustments to reconcile net cash provided by operating activities:
Depreciation	2,987	2,961	2,869
Amortization of intangible assets	3,305	2,620	2,602
Share-based compensation	736	1,148	1,640
Investment income from equity interest	(355)	(483)	(516)
Tax benefit from stock plan transactions, net of tax deficiencies from equity awards	127	(103)	(9)
Litigation settlement (payment)	(15,000)	14,819	181
Deferred income taxes	9,362	(4,572)	(2,972)
Other	(637)	(620)	(497)
Change in operating assets and liabilities:
Contract receivables, net	(1,937)	1,310	640
Prepaid expenses and other current assets	(3,996)	4	1,251
Accounts payable	(2,342)	3,558	(6,223)
Accrued compensation and employee benefits	2,713	(1,519)	(745)
Other accrued expenses	(2,043)	2,239	(1,286)
Other long-term liabilities	4,975	(1,696)	(861)
Net cash provided by continuing operations	8,208	18,582	3,487
Net cash provided by (used in) discontinued operations	(280)	173	(542)
Net cash provided by operating activities	7,928	18,755	2,945
Cash flows from investing activities:
Purchase of business, net of cash acquired	(4,250)	(43,016)	-
Additions to property and equipment	(5,185)	(1,973)	(1,676)
Proceeds from sale of investments and long-lived assets	215	291	6
Dividends from equity investment	556	423	180
Payments related to sale of building	-	(35)	(980)
Change in other assets	(345)	21	(170)
Net cash used in continuing operations	(9,009)	(44,289)	(2,640)
Net cash used in discontinued operations	(71)	(37)	(112)
Net cash used in investing activities	(9,080)	(44,326)	(2,752)
Cash flow from financing activities:
Borrowings under term loan agreement	-	40,000	-
Repayments under term loan agreement	(8,000)	(2,000)	-
Borrowings under revolving credit agreement	79,497	69,225	201,918
Repayments under revolving credit agreement	(77,524)	(76,962)	(209,181)
Proceeds from the exercise of stock plan transactions	250	855	1,180
Tax benefit from stock plan transactions, net of tax deficiencies from equity awards	(127)	103	9
Payments of deferred financing costs	-	(545)	-
Net cash provided by (used in) financing activities	(5,904)	30,676	(6,074)
Net increase (decrease) in cash and cash equivalents	(7,056)	5,105	(5,881)
Cash and cash equivalents, beginning of period	7,111	2,006	7,887
Cash and cash equivalents, end of period	$55	$7,111	$2,006

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$2,350	$973	$1,494
Cash paid during the year for income taxes, net of refunds	$522	$2,399	$6,206
Supplemental disclosure of noncash financing and investing activities:
Issuance of restricted stock	$903	$869	$1,135
Increase (decrease) in pension liability	$(2,630)	$24,682	$(3,899)
Change in fair value of derivatives	$(291)	$860	$-
Accrual of additions to property and equipment	$2,767	$-	$-
Accrual of earnout on purchase of business	$-	$4,250	$-

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

The total fair value of restricted shares vested during 2009, 2008 and 2007 was $790, $1,586 and $1,059, respectively. As of December 31, 2009, the total unrecognized compensation cost related to restricted stock awards was $1,061 which is expected to be amortized over a weighted-average period of approximately two years.

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

Major Customers

Revenues from U.S. Government agency customers in aggregate accounted for approximately 90%, 88% and 94% of total revenues in 2009, 2008 and 2007, respectively.  Revenues earned from the U.S. Air Force Aeronautical Systems Center in 2007 were $24,565, or 11% of total revenue.  No other customers accounted for more than 10% of revenue in each of the three years ended December 31, 2009.

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

	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter	Year
2009
Revenue	$67,203	$68,128	$67,504	$65,826	$268,661
Gross profit	$11,260	$11,113	$10,622	$11,972	$44,967
Operating income	$3,976	$3,930	$4,058	$5,944	$17,908
Income from continuing operations	$1,957	$2,174	$2,896	$3,286	$10,313
Income (loss) from discontinued operations	(186)	(124)	59	110	(141)
Net income	$1,771	$2,050	$2,955	$3,396	$10,172
Earnings per share:
Basic
Income from continuing operations	$0.20	$0.23	$0.30	$0.34	$1.08
Income (loss) from discontinued operations	(0.02)	(0.02)	0.01	0.01	(0.02)
Net income	$0.18	$0.21	$0.31	$0.35	$1.06
Diluted
Income from continuing operations	$0.20	$0.22	$0.29	$0.33	$1.06
Income (loss) from discontinued operations	(0.02)	(0.01)	0.01	0.01	(0.02)
Net income	$0.18	$0.21	$0.30	$0.34	$1.04
2008
Revenue	$54,773	$53,708	$62,300	$66,015	$236,796
Gross profit	$8,561	$8,109	$10,044	$12,280	$38,994
Operating income (loss)	$(6,011)	$2,601	$(2,068)	$5,328	$(150)
Income (loss) from continuing operations	$(5,230)	$1,578	$(127)	$2,695	$(1,084)
Income (loss) from discontinued operations	(26)	51	(105)	(91)	(171)
Net income (loss)	$(5,256)	$1,629	$(232)	$2,604	$(1,255)
Earnings (loss) per share:
Basic
Income (loss) from continuing operations	$(0.55)	$0.17	$(0.01)	$0.28	$(0.11)
Income (loss) from discontinued operations	(0.01)	0.00	(0.01)	(0.01)	(0.02)
Net income (loss)	$(0.56)	$0.17	$(0.02)	$0.27	$(0.13)
Diluted
Income (loss) from continuing operations	$(0.55)	$0.16	$(0.01)	$0.28	$(0.11)
Income (loss) from discontinued operations	(0.01)	0.01	(0.01)	(0.01)	(0.02)
Net income (loss)	$(0.56)	$0.17	$(0.02)	$0.27	$(0.13)

(1)	Operating income includes a litigation settlement of $8,819 and $6,000 in the first quarter and third quarter of 2008, respectively.
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

DYNAMICS RESEARCH CORPORATION

Date: March 29, 2010	/s/ James P. Regan

James P. Regan
President, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James P. Regan	President, Chairman and Chief Executive Officer (Principal Executive Officer)	March 29, 2010
James P. Regan

/s/ David Keleher	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 29, 2010
David Keleher

/s/ Shaun McCarthy	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	March 29, 2010
Shaun McCarthy

/s/ John S. Anderegg, Jr.	Director	March 29, 2010
John S. Anderegg, Jr.

/s/ Francis J. Aguilar	Director	March 29, 2010
Francis J. Aguilar

/s/ Gen. George T. Babbitt, Jr.	Director	March 29, 2010
Gen. George T. Babbitt, Jr.

/s/ Kenneth F. Kames	Director	March 29, 2010
Kenneth F. Kames

/s/ Lt. Gen. Charles P. McCausland	Director	March 29, 2010
Lt. Gen. Charles P. McCausland

/s/ Nickolas Stavropoulos	Director	March 29, 2010
Nickolas Stavropoulos

EXHIBIT INDEX

		Filed	Incorporated by Reference**
Exhibit No.	Description	Herewith	Form	Date
2.1	Equity Purchase Agreement among Dynamics Research Corporation and Impact Innovations Group LLC and J3 Technology Services Corp., dated August 2, 2004.		8-K	September 8, 2004

2.2	Membership Interest Purchase Agreement among Dynamics Research Corporation and Kadix Systems, LLC and Daisy D. Layman, The Sole Member of Kadix Systems, LLC, dated July 30, 2008.		8-K	August 5, 2008

3.1	Restated Articles of Organization of the Company, dated May 22, 1987.		10-Q	June 17, 1987

3.2	By-Laws of the Company, dated May 22, 1987.		10-Q	June 17, 1987

3.3	Certificate of Vote of Directors Establishing Series B Preferred Stock, dated February 17, 1998.		8-A12G	June 25, 1998

3.4	Amendment, dated September 10, 1998, to the Certificate of Vote of Directors Establishing Series B Preferred Stock.		8-A12G/A	September 30, 1998

3.5	Certificate of Vote of Directors Establishing Series A Preferred Stock, dated July 14, 1988.		10-K	December 31, 2002

3.6	Amendment, dated April 28, 1998, to the restated Articles of Organization of the Company.		10-K	December 31, 2002

3.7	Amendment, dated April 25, 2000, to the restated Articles of Organization of the Company.		10-K	December 31, 2002

3.8	Certificate of Designation with respect to the Series B Preferred Stock, par value $.10 per share, of the Company (attached as Exhibit A to the Rights Agreement).		8-K	July 25, 2008

4.1	Specimen certificate for shares of the Company’s common stock.		S-8	April 27, 2001

4.2	Rights Agreement dated as of July 23, 2008 ("Rights Agreement") between the Company and American Stock Transfer & Trust Company, as Rights Agent.		8-K	July 25, 2008

10.1	Form of indemnification agreement for directors of the Company.		10-K	December 31, 1991

		Filed	Incorporated by Reference**
Exhibit No.	Description	Herewith	Form	Date
10.2*	Severance Agreement between John S. Anderegg, Jr. and the Company.		10-K	December 31, 1991

10.3*	Deferred Compensation Plan for Non-Employee Directors of the Company.		10-K	December 31, 1991

10.4*	Form of Supplemental Retirement Pension Agreement by and between the Company and Albert Rand.		10-Q	March 31, 1997

10.5*	Amended 1995 Stock Option Plan for Non-Employee Directors.		10-Q	March 31, 1997

10.6*	Amended 1993 Equity Incentive Plan.		10-K	December 31, 1998

10.7*	2000 Incentive Plan.		DEFS14A	December 6, 1999

10.8*	Employment Agreement between the Company and James P. Regan.		10-K	December 31, 1999

10.9*	Change of Control Agreement between the Company and James P. Regan.		10-K	December 31, 1999

10.10*	Non-qualified Stock Option Agreement between the Company and James P. Regan.		S-8	October 12, 2000

10.11*	2000 Employee Stock Purchase Plan.		S-8	April 27, 2001

10.12*	Special Severance Plan.		10-K	December 31, 2001

10.13*	Senior Management Deferred Compensation Plan.		10-Q	March 31, 2002

10.14*	Dynamics Research Corporation Special Severance Plan, as amended on May 14, 2003.		10-K	December 31, 2003

10.15*	2003 Incentive Plan.		10-K	December 31, 2003

10.16*	Form of grant of stock options under the 2003 Incentive Plan.		10-Q	September 30, 2004

10.17*	Form of grant of restricted stock under the 2003 Incentive Plan.		10-Q	September 30, 2004

10.18*	Form of grant of stock options under the 2000 Incentive Plan.		10-Q	September 30, 2004

10.19*	Deferred Stock Compensation Plan for Non-Employee Directors, as amended for deferrals on or after January 1, 2005.		10-K	December 31, 2004

		Filed	Incorporated by Reference**
Exhibit No.	Description	Herewith	Form	Date
10.20*	Amendment to Deferred Stock Compensation Plan for Non-Employee Directors.		10-K	December 31, 2004

10.21*	Beneficiary Designation Form for the Deferred Compensation Plan for Non-Employee Directors.		10-K	December 31, 2004

10.22*	Forms of grant of restricted stock under the 2000 Incentive Plan.		10-K	December 31, 2005

10.23	Purchase and Sale Agreement, dated November 18, 2005, by and between Dynamics Research Corporation and Direct Invest Property Acquisition, LLC.		8-K	January 4, 2006

10.24	Amendment to Purchase and Sale Agreement, dated December 28, 2005, by and between Dynamics Research Corporation and Direct Invest Property Acquisition, LLC.		8-K	January 4, 2006

10.25	Lease, dated December 28, 2005, by and between Dynamics Research Corporation and Direct Invest-60 Frontage, LLC.		8-K	January 4, 2006

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