Form 10-Q
period 2010-03-31
DYNAMICS RESEARCH CORP
filed 2010-05-04
CIK 30822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission file number 001-34135

DYNAMICS RESEARCH CORPORATION
(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-2211809
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

TWO TECH DRIVE, ANDOVER, MASSACHUSETTS 01810-2434
(Address of principal executive offices) (Zip Code)

978-289-1500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐    * The registrant has not yet been phased into the interactive data requirements.

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

As of April 30, 2010, there were 9,926,483 shares of the registrant’s common stock outstanding.

DYNAMICS RESEARCH CORPORATION
FORM 10-Q
For the Quarterly Period Ended March 31, 2010

		Page
Part I. Financial Information
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of March 31, 2010 (unaudited) and December 31, 2009	3
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009 (unaudited)	4
	Condensed Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the three months ended March 31, 2010 and 2009 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009 (unaudited)	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21

Part II. Other Information		22
Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 6.	Exhibits	23

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
 (dollars in thousands, except share data)

	March 31,	December 31,
	2010	2009
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$6,947	$55
Contract receivables, net	66,936	72,569
Prepaid expenses and other current assets	3,520	5,702
Discontinued operations	2,390	2,058
Total current assets	79,793	80,384
Noncurrent assets
Property and equipment, net	13,349	13,915
Goodwill	97,641	97,641
Intangible assets, net	3,689	4,074
Deferred tax asset	4,153	4,252
Other noncurrent assets	3,335	3,335
Total noncurrent assets	122,167	123,217
Total assets	$201,960	$203,601

Liabilities and stockholders' equity
Current liabilities
Current portion of long-term debt	$8,000	$8,000
Accounts payable	18,674	18,299
Accrued compensation and employee benefits	15,276	16,357
Deferred taxes	5,498	7,046
Other accrued expenses	4,932	3,708
Discontinued operations	308	186
Total current liabilities	52,688	53,596
Long-term liabilities
Long-term debt	20,000	23,973
Other long-term liabilities	32,132	31,936
Total long-term liabilities	52,132	55,909
Total liabilities	104,820	109,505
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.10 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.10 par value; 30,000,000 shares authorized; 9,924,056 and 9,923,357 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	992	992
Capital in excess of par value	52,758	52,580
Accumulated other comprehensive loss, net of taxes	(20,508)	(20,505)
Retained earnings	63,898	61,029
Total stockholders' equity	97,140	94,096
Total liabilities and stockholders' equity	$201,960	$203,601

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
 (dollars in thousands, except share data)

	Three Months Ended
	March 31,
	2010		2009
Revenue	$68,584		$67,203
Cost of revenue	57,827		55,943
Gross profit	10,757		11,260

Selling, general and administrative expenses	5,956		6,311
Amortization of intangible assets	385		973
Operating income	4,416		3,976
Interest expense, net	(376)		(619)
Other income, net	113		39
Income from continuing operations before provision for income taxes	4,153		3,396
Provision for income taxes	1,416		1,439
Income from continuing operations	2,737		1,957
Income (loss) from discontinued operations, net of tax provision of $88 in 2010 and tax benefit of $142 in 2009.	132		(186)
Net income	$2,869		$1,771

Earnings per share
Basic
Income from continuing operations	$0.28		$0.20
Income (loss) from discontinued operations	0.01		(0.02)
Net Income	$0.29		$0.18
Diluted
Income from continuing operations	$0.27		$0.20
Income (loss) from discontinued operations	0.01		(0.02)
Net Income	$0.29	(1)	$0.18

Weighted average shares outstanding
Basic	9,807,706		9,604,895
Diluted	9,993,079		9,711,084

(1)	Total does not add due to rounding.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (unaudited)
 (in thousands)

			Capital
	Common Stock		in	Accumulated
	Issued		Excess	Other
		Par	of Par	Comprehensive	Retained
	Shares	Value	Value	Loss	Earnings	Total
Balance at December 31, 2009	9,923	$992	$52,580	$(20,505)	$61,029	$94,096
Comprehensive income:
Net income	-	-	-	-	2,869	2,869
Other comprehensive income, net of tax:
Change in unrealized loss on derivative instruments	-	-	-	(3)	-	(3)
Comprehensive income						2,866
Issuance of common stock through stock plan transactions, net	17	1	119	-	-	120
Issuance of restricted stock	6	1	(1)	-	-	-
Forfeiture of restricted stock	(9)	(1)	1	-	-	-
Release of restricted stock	(13)	(1)	(133)	-	-	(134)
Share-based compensation	-	-	163	-	-	163
Tax benefit from stock plan transactions	-	-	29	-	-	29
Balance at March 31, 2010	9,924	$992	$52,758	$(20,508)	$63,898	$97,140

			Capital
	Common Stock		in	Accumulated
	Issued		Excess	Other
		Par	of Par	Comprehensive	Retained
	Shares	Value	Value	Loss	Earnings	Total
Balance at December 31, 2008	9,675	$967	$51,919	$(22,268)	$50,857	$81,475
Comprehensive income:
Net income	-	-	-	-	1,771	1,771
Other comprehensive income, net of tax:
Change in unrealized loss on derivative instruments	-	-	-	41	-	41
Comprehensive income						1,812
Issuance of common stock through stock plan transactions	12	1	80	-	-	81
Issuance of restricted stock	55	6	(6)	-	-	-
Forfeiture of restricted stock	(2)	-	-	-	-	-
Release of restricted stock	(11)	(1)	(82)	-	-	(83)
Share-based compensation	-	-	191	-	-	191
Balance at March 31, 2009	9,729	$973	$52,102	$(22,227)	$52,628	$83,476

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(dollars in thousands)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net income	$2,869	$1,771
Income (loss) from discontinued operations	132	(186)
Income from continuing operations	2,737	1,957
Adjustments to reconcile net cash provided by operating activities:
Depreciation	886	737
Amortization of intangible assets	385	973
Share-based compensation	163	191
Investment income from equity interest	(45)	(96)
Tax benefit from stock plan transactions	(29)	-
Deferred income taxes	(1,447)	821
Other	(129)	(106)
Change in operating assets and liabilities:
Contract receivables, net	5,633	(430)
Prepaid expenses and other current assets	2,182	(807)
Accounts payable	2,513	(433)
Accrued compensation and employee benefits	(1,081)	(225)
Other accrued expenses	1,119	308
Other long-term liabilities	200	556
Net cash provided by continuing operations	13,087	3,446
Net cash used in discontinued operations	(24)	(80)
Net cash provided by operating activities	13,063	3,366
Cash flows from investing activities:
Purchase of business	-	(4,250)
Additions to property and equipment	(2,470)	(223)
Proceeds from sale of investments and long-lived assets	19	1
Dividends from equity investment	37	44
Increase in other assets	121	-
Net cash used in continuing operations	(2,293)	(4,428)
Net cash used in discontinued operations	(54)	(43)
Net cash used in investing activities	(2,347)	(4,471)
Cash flow from financing activities:
Repayments under term loan	(2,000)	(2,000)
Borrowings under revolving credit agreement	34,156	11,570
Repayments under revolving credit agreement	(36,129)	(11,274)
Proceeds from the exercise of stock plan transactions	120	81
Tax benefit from stock plan transactions	29	-
Net cash used in financing activities	(3,824)	(1,623)
Net increase (decrease) in cash and cash equivalents	6,892	(2,728)
Cash and cash equivalents, beginning of period	55	7,111
Cash and cash equivalents, end of period	$6,947	$4,383

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)

NOTE 1. BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Dynamics Research Corporation (the “Company”) and its subsidiaries included herein have been prepared in accordance with accounting principles generally accepted in the United States of America.  The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

In the opinion of management, all material adjustments that are of a normal and recurring nature necessary for a fair presentation of the results for the periods presented have been reflected. All material intercompany transactions and balances have been eliminated in consolidation. The results for the three months ended March 31, 2010 may not be indicative of the results that may be expected for the year ending December 31, 2010. The accompanying financial information should be read in conjunction with the consolidated financial statements and notes contained in the Company’s Form 10-K/A, filed with the United States Securities and Exchange Commission (“SEC”) for the year ended December 31, 2009.  The Company has reclassified certain prior period amounts to conform with the current period presentation.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. The standard amends ASC Topic 820, Fair Value Measurements and Disclosures to require additional disclosures related to transfers between levels in the hierarchy of fair value measurement. The Company adopted this standard on January 1, 2010. The standard does not change how fair values are measured; accordingly, the standard will not have an impact on the Company’s consolidated financial statements.  At March 31, 2010, the Company did not transfer any assets or liabilities that are measured at fair value on a recurring basis between Levels 1 and 2, and did not have any transfers into and out of Level 3.

In February 2010, the FASB issued ASU 2010-09, Amendments to Certain Recognition and Disclosure Requirement.  The standard amends ASC Topic 855 to address certain implementation issues related to an entities requirement to perform and disclose subsequent-event procedures.  The standard requires SEC filers to “evaluate subsequent events through the date the financial statements are issued” and exempts SEC filers from disclosing the date through which subsequent events have been evaluated. The Company evaluates subsequent events through the date and time of the filing of the applicable periodic report with the SEC.  The Company evaluated subsequent events through the date of issuance of its Quarterly Report on Form 10-Q.  The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

NOTE 3. DISCONTINUED OPERATIONS

During 2009, the Company engaged an investment banker, and in the fourth quarter of 2009 entered into a plan to sell Metrigraphics, as management determined that Metrigraphics was not core to the Company’s mission and strategy. At December 31, 2009, Metrigraphics was classified as held for sale and has been presented as a discontinued operation.  As a result the Company’s consolidated financial statements and notes thereto were restated to reflect the discontinuation of Metrigraphics for all periods presented.

The Company anticipates the sale of Metrigraphics will occur in 2010.  At March 31, 2010 and December 31, 2009, the carrying value of Metrigraphics did not exceed its estimated fair market value.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)

The operating results of Metrigraphics classified as discontinued operations are summarized below:

	Three Months Ended
	March 31,
	2010	2009
Product revenue	$2,169	$1,336

Income (loss) before income taxes	$220	$(328)
(Provision) benefit for income taxes	(88)	142
Income (loss) from discontinued operations, net of tax	$132	$(186)

Details of the balance sheet items for Metrigraphics are summarized below:

	March 31,	December 31,
	2010	2009
Accounts receivable	$1,035	$946
Inventory	1,119	864
Prepaid expenses and other current assets	10	22
Property and equipment, net	226	226
Total current assets	$2,390	$2,058

Accounts payable	$296	$186
Other accrued expenses	12	-
Total current liabilities	$308	$186

NOTE 4. SUPPLEMENTAL BALANCE SHEET INFORMATION

The composition of selected balance sheet accounts are as follows:

	March 31,	December 31,
	2010	2009
Contract receivables, net
Billed receivables	$22,900	$28,203
Unbilled receivables(1):
Revenues recorded in excess of milestone billings on a fixed price contract with the State of Tennessee	13,199	18,004
Retainages and fee withholdings	195	689
Other unbilled receivables	31,613	26,256
Total unbilled receivables	45,007	44,949
Allowance for doubtful accounts	(971)	(583)
Contract receivables, net	$66,936	$72,569

Prepaid expenses and other current assets:
Refundable income taxes	$-	$1,604
Restricted cash	289	262
Other	3,231	3,836
Prepaid expenses and other current assets	$3,520	$5,702

Property and equipment, net:
Software	$12,153	$12,107
Furniture and other equipment	9,730	9,679
Leasehold improvements	6,571	6,445
Production equipment	440	440
Property and equipment	28,894	28,671
Less accumulated depreciation	(15,545)	(14,756)
Property and equipment, net	$13,349	$13,915

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)

	March 31,	December 31,
	2010	2009
Other noncurrent assets:
Deferred compensation plan investments	$1,538	$1,378
Equity investments	986	978
Other	811	979
Other noncurrent assets	$3,335	$3,335

Accrued compensation and employee benefits:
Accrued compensation and related taxes	$7,774	$9,029
Accrued vacation	5,537	4,724
Accrued pension liability	952	840
Other	1,013	1,764
Accrued compensation and employee benefits	$15,276	$16,357

Other accrued expenses:
Accrued income taxes	$1,037	$-
Deferred gain on sale of building	676	676
Other	3,219	3,032
Other accrued expenses	$4,932	$3,708

Other long-term liabilities:
Accrued pension liability	$20,775	$20,666
Deferred gain on sale of building	3,212	3,381
Deferred compensation plan liability	1,538	1,378
Other	6,607	6,511
Other long-term liabilities	$32,132	$31,936

(1)	At March 31, 2010 and December 31, 2009, $173 and $503, respectively, of unbilled retainages and fee withholdings are not anticipated to be billed within one year.

NOTE 5. GOODWILL AND INTANGIBLE ASSETS

Components of the Company’s identifiable intangible assets are as follows:

	March 31, 2010			December 31, 2009
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Customer relationships	$1,900	$(217)	$1,683	$13,400	$(11,643)	$1,757
Customer contracts	3,500	(2,390)	1,110	3,500	(2,234)	1,266
Non-competition agreements	1,400	(504)	896	1,400	(349)	1,051
8(a) contract transition	130	(130)	-	130	(130)	-
Total	$6,930	$(3,241)	$3,689	$18,430	$(14,356)	$4,074

During the first quarter of 2010, the Company wrote-off $11,500 of fully amortized intangible assets.  The Company recorded amortization expense for its identifiable intangible assets of $385 and $973 for the three months ended March 31, 2010 and 2009, respectively.  At March 31, 2010, estimated future amortization expense for the identifiable intangible assets to be recorded in subsequent fiscal years was as follows:

Remainder of 2010	$1,157
2011	$1,188
2012	$492
2013	$349
2014	$299
2015 and thereafter	$204

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)

There were no changes in the carrying amount of goodwill for the three months ended March 31, 2010.

NOTE 6. INCOME TAXES

The Company recorded income tax provisions of $1.4 million in each of the first quarters of 2010 and 2009.  The effective income tax rate was 34.1% and 42.4% in the first quarter of 2010 and 2009, respectively.  On April 5, 2010, the Company received a tax refund of $253 related to 2003 tax deductions.  The Company recorded the refund in the quarter ended March 31, 2010.  Absent the refund, the Company’s effective tax rate was 40.2%.

As of March 31, 2010 the Company had $427 of unrecognized tax benefits, of which $168 would affect its effective tax rate if recognized. Accrued penalties and interest were $166 and $174 at March 31, 2010 and 2009, respectively.

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

NOTE 7. FINANCING ARRANGEMENTS

The Company’s outstanding debt at March 31, 2010 was $28.0 million which consisted of borrowings under a term loan.  The interest rate on the term loan outstanding balance at March 31, 2010 was 2.25% based on the 90-day LIBOR rate option that was in effect on March 31, 2010.  The outstanding debt at December 31, 2009 was $32.0 million which consisted of an outstanding balance of $30.0 million under the term loan and $2.0 million of net borrowings under a revolver.  The interest rate on the term loan at December 31, 2009 was 2.28% based on the 90-day LIBOR rate option that was in effect on December 31, 2009.  The interest rate on the revolver at December 31, 2009 was 3.25% based on the base rate that was in effect on December 31, 2009.  The repayment of borrowings under the revolver is contractually due on August 1, 2013; however, the Company may repay at any time prior to that date.   At March 31, 2010, the remaining available balance to borrow against the revolver was $24.6 million.

At March 31, 2010, the Company was in compliance with its loan covenants.

NOTE 8. FAIR VALUE MEASUREMENTS

The following tables present our assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements
		At March 31, 2010 Using
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	Cash and cash equivalents	$6,842	$-	$-	$6,842
Investments held in Rabbi Trusts	Other noncurrent assets	1,538	-	-	1,538
Total		$8,380	$-	$-	$8,380

Liabilities:
Interest rate swap	Other long-term liabilities	$-	$574	$-	$574

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)

		Fair Value Measurements
		At December 31, 2009 Using
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Rabbi Trusts	Other noncurrent assets	$1,378	$-	$-	$1,378

Liabilities:
Interest rate swap	Other long-term liabilities	$-	$569	$-	$569

The following is a description of the valuation methodologies used for these items, as well as the general classification of such items:

Money Market Funds — The investments include purchases of short-term, publicly-traded cash equivalent funds. Fair values for these investments were based on quoted prices in active markets and were therefore classified within Level 1 of the fair value hierarchy.

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

The carrying values of other cash and cash equivalents, contract receivables and accounts payable approximate fair value because of the short-term nature of these instruments.   The carrying value of debt also approximates fair value because the interest rate is variable.

NOTE 9. DERIVATIVE FINANCIAL INSTRUMENTS

The fair value effect on the financial statements from derivative instruments designated as a cash flow hedge is as follows:

	March 31,	December 31,	Three Months Ended March 31,
	2010	2009	2010	2009
Other long-term liabilities	$574	$569
Gain (loss) recognized in other comprehensive income, net of tax			$(3)	$41

The notional amounts of the swap agreement at March 31, 2010 and December 31, 2009 were $14.0 million and $15.0 million, respectively.  The Company recorded a liability to recognize the fair value of the swap which has been accounted for as a component of the accumulated other comprehensive loss as the swap qualifies for hedge accounting.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)

NOTE 10. DEFINED BENEFIT PENSION PLAN

The components of net periodic pension expense for the Company’s defined benefit pension plan are as follows:

	Three Months Ended
	March 31,
	2010	2009
Interest cost on projected benefit obligation	$1,054	$1,067
Expected return on plan assets	(1,108)	(964)
Recognized actuarial loss	275	303
Net periodic pension expense (income)	$221	$406

NOTE 11. SHARE-BASED COMPENSATION

Share-Based Compensation Costs

Total share-based compensation recorded in the Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended
	March 31,
	2010	2009
Cost of products and services	$73	$80
Selling, general and administrative	90	111
Total share-based compensation expense	$163	$191

Stock Option Award Activity

The following table summarizes stock option activity under all plans:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value
Outstanding and exercisable at December 31, 2009	606,843	$9.62	1.5	$981
Granted	-	$-
Exercised	(20,100)	$7.59
Cancelled	-	$-
Outstanding and exercisable at March 31, 2010	586,743	$9.69	1.3	$1,266

Cash proceeds received, the intrinsic value and the total tax benefits realized resulting from stock option exercises were as follows:

	Three Months Ended
	March 31,
	2010	2009
Amounts realized or received from stock option exercises:
Cash proceeds received	$21	$-
Intrinsic value realized	$61	$-
Income tax benefit realized	$2	$-

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)

Restricted Stock Award Activity

The following table summarizes restricted stock activity:

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value
Nonvested at December 31, 2009	165,701	$9.39
Granted	5,500	$10.41
Vested	(38,252)	$8.96
Cancelled	(9,301)	$9.38
Nonvested at March 31, 2010	123,648	$9.57

The total fair value of restricted shares vested during the three months ended March 31, 2010 and 2009 was $343 and $392, respectively. As of March 31, 2010, the total unrecognized compensation cost related to restricted stock awards was $868, which is expected to be amortized over a weighted-average period of 1.9 years.

NOTE 12. EARNINGS PER SHARE

For the three months ended March 31, 2010 and 2009, basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Unexercised stock options and unvested restricted shares are excluded from this calculation but are included in the diluted earnings per share calculation using the treasury stock method so long as their effect is not anti-dilutive.

For the three months ended March 31, 2010 and 2009, diluted earnings per share are determined by using the weighted average number of common and dilutive common equivalent shares outstanding during the period.  Due to the anti-dilutive effect, approximately 63,000 and 292,000 options to purchase common stock were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2010.

The following table illustrates the reconciliation of the weighted average shares outstanding:

	Three Months Ended
	March 31,
	2010	2009
Weighted average shares outstanding - Basic	9,807,706	9,604,895
Dilutive effect of stock options and restricted stock grants	185,373	106,189
Weighted average shares outstanding - Diluted	9,993,079	9,711,084

NOTE 13. BUSINESS SEGMENT, MAJOR CUSTOMERS AND RELATED PARTY INFORMATION

Business Segment

With the decision to discontinue the operations of the Metrigraphics segment in the fourth quarter of 2009, the Company now operates in one reportable business segment.  The Company provides support to its customers in the primary mission areas of information technology, logistics and readiness, information assurance and cybersecurity, homeland security, health care, and intelligence and space.  The Company offers several business solutions to its customers, often combining two or more solutions to achieve customer goals, including business transformation, information technology infrastructure, training and performance support, business intelligence, automated case management, program management, engineering, human capital management, information assurance and cybersecurity, and health care.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)

Major Customers

Revenues from U.S. Government agency customers in aggregate accounted for approximately 92% and 91% of total revenues in the three months ended March 31, 2010 and 2009, respectively.  No individual customer in the three months ended March 31, 2010 and 2009 accounted for more than 10% of revenue.

Contract receivables from State and local government agency customers in aggregate accounted for approximately 28% and 33% of total contract receivables at March 31, 2010 and December 31, 2009, respectively.  The outstanding contract receivable balance of the State of Tennessee contract at March 31, 2010 and December 31, 2009 was $13.2 million and $18.8 million, respectively.  No other individual customer at March 31, 2010 and December 31, 2009 accounted for more than 10% of total contract receivables.

Related Party

Through its wholly owned subsidiary, HJ Ford, the Company has a 40% interest in HMRTech which is accounted for using the equity method.  Revenues from HMRTech included in contract revenues for the three months ended March 31, 2010 and 2009 were $8 and $0, respectively. The amounts due from HMRTech included in contract receivables at March 31, 2010 and December 31, 2009 was $28 and $21, respectively.  In addition, HMRTech charged the Company $462 and $315 in the three months ended March 31, 2010 and 2009, respectively, relating to contract work.  At March 31, 2010 and December 31, 2009, the Company had a related payable of $44 and $151, respectively.

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

On June 28, 2005, a class action employee suit was filed in the U.S. District Court for the District of Massachusetts alleging violations of the Fair Labor Standards Act and certain provisions of Massachusetts General Laws. The plaintiff’s claim was for $8 million.  On April 10, 2006, the U.S. District Court for the District of Massachusetts entered an order granting in part the Company’s motion to dismiss the suit and to compel compliance with the Company’s mandatory dispute resolution program, directing that the parties arbitrate the claims, and striking the class action waiver which was part of the dispute resolution program. In the arbitration, the Company filed a Motion to Dismiss and/or for Summary Disposition.  The motion was denied and the parties exchanged discovery documents.  The Company is unable to estimate the likely outcome of this matter, and believes the range of loss to be between zero and the plaintiffs’ claim, estimated at $8 million, although an amount higher than $8 million is possible.  The wide range of possible outcomes results from several factors, which currently are pending the arbitrator’s decisions. These factors include class determination, the period of non-compliance, and determination if such non-compliance was willful.  The range of outcomes is likely to narrow in coming months as the arbitrator rules on these matters.  The Company has analyzed all available information, believes it has substantive legal and factual defenses to this matter, and intends to vigorously defend against the action.  Nevertheless, the outcome remains uncertain and an adverse outcome could have a material effect, substantially in the amount of the plaintiff’s claim, on the Company’s results of operations, financial position and cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the consolidated financial statements and the notes to those statements that appear elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K/A filed with the Securities Exchange Commission on April 12, 2010.

Some of the statements in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere in this Quarterly Report on Form 10-Q, contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, regarding future events and the future results of DRC that are based on our current expectations, estimates, forecasts, and projections about the industries in which DRC operates and the beliefs and assumptions of the management of DRC.  Words such as “anticipates”, “believes”, “estimates”, “expects”, “intends”, “plans”, “projects”, “may”, “will”, “should”, and other similar expressions are intended to identify these forward-looking statements.  Such statements are subject to factors that could cause actual results to differ materially from anticipated results.  Such factors include but are not limited to, the following:

•	Our dependency on the Federal government and changes in federal spending priorities;
•	Failure to obtain new government contracts or retain existing contracts;
•	The effect of Federal government in-sourcing on our business;
•	The loss of skilled personnel;
•	The risk of security breaches in systems we develop, install or maintain;
•	Failure by Congress to timely approve budgets governing spending by Federal agencies;
•	Risks due to government contract provisions providing for rights unfavorable to us, including the ability to terminate contracts at any time for convenience;
•	Potential systems or service failures that could result in liability to our company;
•	Risks associated with various, complex Federal government procurement laws and regulations;
•	Adverse effects in the event of an unfavorable Federal audit of our contracts;
•	Failure to adequately safeguard confidential information;
•	An adverse outcome related to ongoing legal proceedings;
•	Competitive conditions in current markets and difficulties in entering new markets;
•	Our ability to maintain sufficient sources of financing and the risk that our financing requirements should increase;
•	The adverse effect on earnings should our recorded goodwill from prior investments become impaired; and
•	Economic conditions in the United States and global market conditions that are beyond our control.

These and other risk factors are more fully described in our Annual Report on Form 10-K/A for the year ended December 31, 2009 under the section entitled “Risk Factors”, and from time to time, in other filings with the SEC.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document.  Actual results may differ materially and adversely from those expressed in any forward-looking statements.  Except to the extent required by applicable law or regulation, DRC undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

Unless the context otherwise requires, references in this Form 10-Q to “DRC”, “we”, “us” or “our” refer to Dynamics Research Corporation and its subsidiaries.

OVERVIEW

Business

Dynamics Research Corporation, headquartered in Andover, Massachusetts, is a leading provider of innovative management consulting, engineering, technical and information technology (“IT”) services and solutions to federal and state governments.  We provide support to our customers in the primary mission areas of IT, logistics and readiness, cybersecurity and information assurance, homeland security, health care, and intelligence and space.

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

Customers have moved away from using General Services Administration schedule contracts in favor of agency-wide multiple-award indefinite-delivery, indefinite-quantity multi-year contract vehicles.  Over the past several years, we have won or acquired many of these contracts including the Department of Homeland Security EAGLE and Program Management Support Services management and IT services contracts, the military health care TRICARE Evaluation, Analysis, and Management Support, or TEAMS, contract, the Air Force Design and Engineering Support Program II engineering services contract, the Department of Defense-wide Logistics Management Support Services logistics services contract, the Office of Personnel Management Training and Management Assistance contract, and the Alliant government-wide contract.

In recent years, there has been an increase in the portion of contracts issued on a fixed price basis, compared with time and materials or cost-plus, in an effort to reduce the risk to the government of cost overruns.  We believe our contract cost management capabilities are strong and view this trend as favorable to the Company.  The amount of our revenue derived from fixed price contracts in the first quarter of 2010 was 47%, up from 37% in the first quarter of 2009.

The federal government also has set as a high priority and is initiating programs focused on strengthening the government workforce with particular emphasis on personnel responsible for acquisition, such as acquiring products and services for the government.  The government has set targets for adding to the government workforce with some of these positions coming from a reduction in the number of contractor positions supporting the government, known as in-sourcing.  We have experienced a modest reduction in positions and revenue from in-sourcing on our business and anticipate continuation of this program.  We also are seeing increasing demand for more human capital and training solutions in support of government initiatives to strengthen the federal workforce.

Outlook

Our business is conducted primarily with U.S. Government customers under both short-term and long-term contracts.  We have aligned our service offerings to current economic conditions and customer needs. The U.S. Government’s budgetary processes give us good visibility regarding future spending and the threat areas that they are addressing. Management believes that our current contracts, and backlog of previously awarded contracts, are well aligned with the direction of our customers’ future needs, and this provides us with good insight regarding future cash flows. Since 2007, we recorded improved operating results absent the effect of the provision for litigation which, when included, resulted in a net loss for 2008.  Nonetheless, management recognizes that the current economic situation and significant changes in priorities under the new administration likely will result in significant changes in federal spending with increases in some areas and decreases in others.  While we may benefit from the increases, certain programs in which we participate may be subject to reductions.

RESULTS OF OPERATIONS

Operating results expressed as a percentage of total revenue are as follows:

	Three Months Ended March 31,
	2010			2009
(in millions)	$(1)	%(1)		$(1)	%(1)
Revenue	$68.6			$67.2

Gross profit	$10.8	15.7%		$11.3	16.8%
Selling, general and administrative	6.0	8.7%		6.3	9.4%
Amortization of intangible assets	0.4	0.6%		1.0	1.4%
Operating income	4.4	6.4%		4.0	5.9%
Interest expense, net	(0.4)	(0.5)%		(0.6)	(0.9)%
Other income, net	0.1	0.2%		0.0	0.1%
Provision for income taxes	1.4	34.1%	(2)	1.4	42.4%	(2)
Gain (loss) from discontinued operations, net of tax benefit	0.1	0.2%		(0.2)	(0.3)%
Net income	$2.9	4.2%		$1.8	2.6%

(1)	Totals may not add due to rounding.
(2)	The percentage of provision for income taxes relates to a percentage of income from continuing operations before income taxes.

Revenues

We reported total revenue of $68.6 million and $67.2 million in the three months ended March 31, 2010 and 2009, respectively. Total revenues for the first quarter of 2010 represent an increase of $1.4 million, or 2.1%, from the same period in 2009.

Revenues were earned from the following sectors:

	Three Months Ended March 31,
	2010		2009
(in millions)	$(1)	%(1)	$(1)	%(1)
National defense and intelligence agencies	$41.9	61.1%	$37.2	55.3%
Homeland security	12.9	18.9	13.1	19.5
Federal civilian agencies	8.3	12.1	10.8	16.1
Total revenue from federal agencies	63.2	92.1	61.1	90.9
State and local government agencies	5.4	7.9	5.8	8.7
Other	-	-	0.3	0.5
Total revenue	$68.6	100.0%	$67.2	100.0%

(1)	Totals may not add due to rounding.

Federal revenue in the first quarter of 2010 included $0.4 million of revenue derived from 8(a) contracts received with the Kadix acquisition, compared with $2.8 million in the first quarter of 2009.  Absent the effect of 8(a) contract expirations, federal revenue for the first quarter of 2010 grew by 5.8% over the same period in 2009.  The increase in federal revenue was derived from new healthcare, engineering and training contracts.

Revenues from state and local government agencies declined in the first quarter of 2010 compared to the same period in 2009.  As our Tennessee child welfare system contract nears completion, revenue from the contract in the first quarter of 2010 was $2.4 million down from $3.6 million in the first quarter of 2009.

Revenues by contract type as a percentage of revenues were as follows:

	Three Months Ended
	March 31,
	2010	2009
Fixed price, including service type contracts	47%	37%
Time and materials	33	46
Cost reimbursable	20	17
	100%	100%

Prime contract	72%	72%
Sub-contract	28	28
	100%	100%

Backlog and Bookings

Our backlog position was as follows:

	March 31,	December 31,
(in millions)	2010	2009
Backlog:
Funded	$171.9	$158.5
Unfunded	239.8	276.0
Total	$411.7	$434.5

Funded bookings were $77.2 million and $73.7 million in the three-month periods ending March 31, 2010 and December 31, 2009, respectively, and generated a book-to-bill ratio of approximately 1.1 to 1 for both periods.  The ending funded backlog as of March 31, 2010 and December 31, 2009 covered approximately 7.5 and 7.2 months of revenue, respectively. We expect that substantially all of our funded backlog at March 31, 2010 will generate revenue during the subsequent twelve month period. The funded backlog generally is subject to possible termination at the convenience of the contracting party. Contracts are generally funded on an annual basis or incrementally for shorter time periods.

Gross Profit

Total gross profit was $10.8 million and $11.3 million for the three months ended March 31, 2010 and 2009, respectively, resulting in a gross margin of 15.7% and 16.8% for the first quarters of 2010 and 2009, respectively.  The decrease in gross profit and margin in the first quarter of 2010 was a result of an increased portion of our revenue being derived from the use of subcontracted services.

Selling, general and administrative expenses

Selling, general and administrative expenses were $6.0 million and $6.3 million in the three months ended March 31, 2010 and 2009, respectively. Selling, general and administrative expenses as a percent of total revenue in the first quarter of 2010 and 2009 were 8.7% and 9.4%, respectively. The decrease in selling, general and administrative expenses in the first quarter of 2010 was due to lower facility and pension costs.

Amortization of intangible assets

Amortization expense was $0.4 million and $1.0 million in the three months ended March 31, 2010 and 2009, respectively.  The decrease in amortization expense primarily relates to the intangible assets acquired from our 2004 acquisition of Impact Innovations which fully amortized in the third quarter of 2009. The remaining amortization expense for the current fiscal year is expected to be approximately $1.2 million.

Interest expense, net

We incurred interest expense of $0.4 million and $0.6 million in the three months ended March 31, 2010 and 2009, respectively. The decrease in interest expense was due to a lower outstanding term loan balance and average interest rate on the term loan during the first quarter of 2010, partially offset by higher average daily borrowings on our revolver.

Other income (expense), net

Other income (expense) consists of our portion of earnings and losses in HMRTech, gains and losses realized from our deferred compensation plan and results from other non-operating transactions, all of which were immaterial to our results.

Income tax provision (benefit)

We recorded income tax provisions of $1.4 million in the first quarters of both 2010 and 2009.  The effective income tax rate was 34.1% and 42.4% in the first quarter of 2010 and 2009, respectively.  On April 5, 2010, we received a tax refund of $0.3 million related to 2003 tax deductions.  We recorded the refund in the quarter ended March 31, 2010.  Absent the refund, our effective tax rate was 40.2%.

LIQUIDITY AND CAPITAL RESOURCES

The following discussion analyzes liquidity and capital resources by operating, investing and financing activities as presented in our Consolidated Statements of Cash Flows. Our principal sources of liquidity are cash flows from operations and borrowings from our revolving credit facility. At March 31, 2010, the borrowing capacity available under our revolver was $24.6 million.

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

We believe that selective acquisitions are an important component of our growth strategy. We may acquire, from time to time, businesses or contracts that are aligned with our core capabilities and which complement our customer base. We will continue to consider acquisition opportunities that align with our strategic objectives, along with the possibility of utilizing the credit facility as a source of financing.

At March 31, 2010 and December 31, 2009, we had cash and cash equivalents aggregating $6.9 million and $0.1 million, respectively. Our operating practice is to apply cash received against any outstanding revolving credit facility balances, when a revolver balance exists.  Cash balances at the end of the period generally reflect the timing and size of cash receipts at the end of the period.

Operating activities

Net cash provided by operating activities from continuing operations totaled $13.1 million in the first quarter of 2010 compared to $3.4 million in the first quarter of 2009. The cash provided by operating activities in the first quarter of 2010 was primarily attributable the inflow of cash from contract receivables and net earnings realized during the quarter.

Contract receivables were $66.9 million at March 31, 2010, or 88 days sales outstanding (“DSO”), compared to $72.6 million, or 99 days at December 31, 2009. Billed receivables decreased $5.7 million in the first quarter of 2010, while unbilled receivables remained unchanged.  Federal business DSO, which excludes the effect of our state contracts, was 68 days at March 31, 2010 compared to 73 days at December 31, 2009.  The states of Ohio and Tennessee had a combined contract receivable balance outstanding of $14.3 million and $19.9 million at March 31, 2010 and December 31, 2009, respectively.  In the first quarter of 2010, we received $8.0 million in payments from the State of Tennessee.

Our net deferred tax liability was $1.3 million and $2.8 million at March 31, 2010 and December 31, 2009, respectively.  The decrease in the deferred tax liability is due to a decline in unbilled receivable related to our contract with the State of Tennessee.  We paid $0.3 million in income taxes in the first quarter of 2010 and currently anticipate additional income tax payments of $11.9 million in the last three quarters of 2010.

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

Share-based compensation was $0.2 million in the first quarters of both 2010 and 2009.  As of March 31, 2010 the total unrecognized compensation related to restricted stock awards was $0.9 million to be recognized over 1.9 years.

Non-cash amortization expense of our acquired intangible assets was $0.4 million and $1.0 million in the first quarter of 2010 and 2009, respectively.  We anticipate that non-cash expense for the amortization of intangible assets will remain at a comparable quarterly level for 2010.

Investing activities

Net cash used in investing activities from continuing operations was $2.3 million and $4.4 million in the first quarters of 2010 and 2009, respectively. The net cash used in 2010 primarily comprised of capital expenditures of $2.5 million.  The net cash used in 2009 primarily consisted of additional consideration paid of $4.3 million as part of the Kadix acquisition and capital expenditures of $0.2 million.

Financing activities

Net cash used in financing activities was $3.8 million and $1.6 million in the first quarters of 2010 and 2009, respectively. The amount of cash used in both periods primarily represented payments under our term loan of $2.0 million.  During the first quarter of 2010 we also made net repayments on our revolver of an additional $2.0 million, compared to net borrowing received of $0.3 million during the first quarter of 2009.

The average daily borrowing on our revolver for the first quarter of 2010 and 2009 was $3.9 million and $0.8 million, respectively, at an interest rate of 3.25% for both periods.  The balance of combined term loan and swap agreement during the first quarter of 2010 and 2009 was $30.0 million and $38.0 million, respectively, at an average interest rate of 3.93% and 4.64%, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

A description of recent accounting pronouncements are referenced in Note 2 of our Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk associated with our term loan and revolver, where interest payments are tied to either the LIBOR or prime rate.  The interest rate at March 31, 2010 on our $28 million term loan outstanding was 2.25%. The interest rate on our swap agreement effectively fixes the interest rate on half of our outstanding term loan at 5.60%, which includes the current applicable margin of 2.00%. At any time, a sharp rise in interest rates could have an adverse effect on net interest expense as reported in our consolidated statements of operations. Our potential loss over one year that would result in a hypothetical and instantaneous increase of one full percentage point in the interest rate on half of our term loan would increase annual interest expense by approximately $0.2 million.

In addition, historically our investment positions have been relatively small and short-term in nature.  We typically invest excess cash in money market accounts with original maturities of three months or less with no exposure to market interest rates. We have no significant exposure to foreign currency fluctuations. Foreign sales, which are nominal, are primarily denominated in U.S. dollars.

Item 4. CONTROLS AND PROCEDURES

The Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) evaluated, together with other members of senior management, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2010; and, based on this review, the Company’s CEO and CFO concluded that, as of March 31, 2010, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by it in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarterly period ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

As a defense contractor, we are subject to many levels of audit and review from various government agencies, including the Defense Contract Audit Agency, various inspectors general, the Defense Criminal Investigation Service, the Government Accountability Office, the Department of Justice and Congressional Committees. Both related to and unrelated to our defense industry involvement, we are, from time to time, involved in audits, lawsuits, claims, administrative proceedings and investigations. We accrue for liabilities associated with these activities when it becomes probable that future expenditures will be made and such expenditures can be reasonably estimated. We are a party to litigation referenced in Note 14 of the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q. Our evaluation of the likelihood of expenditures related to these matters is subject to change in future periods, depending on then current events and circumstances, which could have a material adverse effect on our business, financial position, results of operations and cash flows.

Item 1A. RISK FACTORS

For information regarding factors that could affect our results of operations, financial condition and liquidity, refer to the section titled “Risk Factors” in Part I, Item 1A of our 2009 Form 10-K/A. There have been no material changes from the risk factors previously disclosed in our most recent Form 10-K/A.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth all purchases made by us or on our behalf by any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the first quarter of 2010.  All shares repurchased were not part of a publicly announced share purchase program and represent shares repurchased to cover payroll withholding taxes in connection with the vesting of restricted stock awards. During the month of March we repurchased 12,394 shares to cover the option cost in connection with the exercise of stock options by a key executive officer.

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased as	of Shares that
			Part of	May Yet Be
	Total Number	Average Price	Publicly	Purchased
	of Shares	Paid Per	Announced	Under the
Period	Purchased	Share	Programs	Programs
January 1, 2010 to January 31, 2010	832	$10.39	-	$-
February 1, 2010 to February 29, 2010	-	$-	-	-
March 1, 2010 to March 31, 2010	24,118	$11.12	-	-
Total	24,950	$11.10	-	$-

Item 6. EXHIBITS

The following Exhibits are filed or furnished, as applicable, herewith:

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNAMICS RESEARCH CORPORATION
(Registrant)

Date: May 4, 2010	/s/ David Keleher
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: May 4, 2010	/s/ Shaun N. McCarthy
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)