Form 10-Q
period 2010-06-30
DYNAMICS RESEARCH CORP
filed 2010-08-04
CIK 30822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

As of July 31, 2010, there were 10,017,562 shares of the registrant’s common stock outstanding.

DYNAMICS RESEARCH CORPORATION
FORM 10-Q
For the Quarterly Period Ended June 30, 2010

		Page
Part I. Financial Information
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of June 30, 2010 (unaudited) and December 31, 2009	3
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009 (unaudited)	4
	Condensed Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the three months ended June 30, 2010 and 2009 (unaudited)	5
	Condensed Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the six months ended June 30, 2010 and 2009 (unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009 (unaudited)	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	24

Part II. Other Information
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 6.	Exhibits	26

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
 (dollars in thousands, except share data)

	June 30, 2010	December 31, 2009
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$7,411	$55
Contract receivables, net	61,928	72,569
Prepaid expenses and other current assets	5,104	5,702
Discontinued operations	2,026	2,058
Total current assets	76,469	80,384
Noncurrent assets
Property and equipment, net	13,053	13,915
Goodwill	97,641	97,641
Intangible assets, net	3,303	4,074
Deferred tax asset	4,129	4,252
Other noncurrent assets	3,057	3,335
Total noncurrent assets	121,183	123,217
Total assets	$197,652	$203,601

Liabilities and stockholders' equity
Current liabilities
Current portion of long-term debt	$8,000	$8,000
Accounts payable	14,986	18,299
Accrued compensation and employee benefits	15,426	16,357
Deferred taxes	4,638	7,046
Other accrued expenses	4,381	3,708
Discontinued operations	300	186
Total current liabilities	47,731	53,596
Long-term liabilities
Long-term debt	18,000	23,973
Other long-term liabilities	30,988	31,936
Total long-term liabilities	48,988	55,909
Total liabilities	96,719	109,505
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.10 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.10 par value; 30,000,000 shares authorized; 10,017,652 and 9,923,357 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	1,002	992
Capital in excess of par value	53,789	52,580
Accumulated other comprehensive loss, net of taxes	(20,508)	(20,505)
Retained earnings	66,650	61,029
Total stockholders' equity	100,933	94,096
Total liabilities and stockholders' equity	$197,652	$203,601

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
 (dollars in thousands, except share data)

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Revenue	$65,308	$68,128	$133,892	$135,331
Cost of revenue	55,111	57,015	112,938	112,958
Gross profit	10,197	11,113	20,954	22,373

Selling, general and administrative expenses	5,080	6,211	11,036	12,522
Amortization of intangible assets	386	972	771	1,945
Operating income	4,731	3,930	9,147	7,906
Interest expense, net	(367)	(477)	(743)	(1,096)
Other income (expense), net	(30)	282	83	321
Income from continuing operations before provision for income taxes	4,334	3,735	8,487	7,131
Provision for income taxes	1,755	1,561	3,171	3,000
Income from continuing operations	2,579	2,174	5,316	4,131
Effect of discontinued operations, net of tax	173	(124)	305	(310)
Net income	$2,752	$2,050	$5,621	$3,821

Earnings per share (1)
Basic
Income from continuing operations	$0.26	$0.23	$0.54	$0.43
Effect of discontinued operations, net of tax (Note 3)	0.02	(0.01)	0.03	(0.03)
Net income	$0.28	$0.21	$0.57	$0.40
Diluted
Income from continuing operations	$0.26	$0.22	$0.53	$0.42
Effect of discontinued operations, net of tax (Note 3)	0.02	(0.01)	0.03	(0.03)
Net income	$0.27	$0.21	$0.56	$0.39

Weighted average shares outstanding
Basic	9,896,738	9,610,428	9,858,538	9,611,783
Diluted	10,070,809	9,729,721	10,042,916	9,727,387

(1)	Totals may not add due to rounding.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009 (unaudited)
 (in thousands)

	Common Stock Shares	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at March 31, 2010	9,924	$992	$52,758	$(20,508)	$63,898	$97,140
Comprehensive income:
Net income	-	-	-	-	2,752	2,752
Other comprehensive income, net of tax:
Changes in unrealized loss on derivative instruments	-	-	-	-	-	-
Comprehensive income						2,752
Issuance of common stock through stock plan transactions	81	9	732	-	-	741
Issuance of restricted stock	19	2	(2)	-	-	-
Forfeiture of restricted stock	(4)	-	-	-	-	-
Release of restricted stock	(2)	(1)	(35)	-	-	(36)
Share-based compensation	-	-	201	-	-	201
Tax benefit from stock plan transactions	-	-	135	-	-	135
Balance at June 30, 2010	10,018	$1,002	$53,789	$(20,508)	$66,650	$100,933

	Common Stock Shares	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at March 31, 2009	9,729	$973	$52,102	$(22,227)	$52,628	$83,476
Comprehensive income:
Net income	-	-	-	-	2,050	2,050
Other comprehensive income, net of tax:
Changes in unrealized loss on derivative instruments	-	-	-	109	-	109
Comprehensive income						2,159
Issuance of common stock through stock plan transactions	24	2	182	-	-	184
Issuance of restricted stock	22	2	(2)	-	-	-
Forfeiture of restricted stock	(10)	(1)	1	-	-	-
Release of restricted stock	(3)	-	(22)	-	-	(22)
Share-based compensation	-	-	163	-	-	163
Tax benefit from stock plan transactions	-	-	9	-	-	9
Balance at June 30, 2009	9,762	$976	$52,433	$(22,118)	$54,678	$85,969

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (unaudited)
 (in thousands)

	Common Stock Shares	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 31, 2009	9,923	$992	$52,580	$(20,505)	$61,029	$94,096
Comprehensive income:
Net income	-	-	-	-	5,621	5,621
Other comprehensive income, net of tax:
Changes in unrealized loss on derivative instruments	-	-	-	(3)	-	(3)
Comprehensive income						5,618
Issuance of common stock through stock plan transactions	98	10	851	-	-	861
Issuance of restricted stock	25	3	(3)	-	-	-
Forfeiture of restricted stock	(13)	(1)	1	-	-	-
Release of restricted stock	(15)	(2)	(168)	-	-	(170)
Share-based compensation	-	-	364	-	-	364
Tax benefit from stock plan transactions	-	-	164	-	-	164
Balance at June 30, 2010	10,018	$1,002	$53,789	$(20,508)	$66,650	$100,933

	Common Stock Shares	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 31, 2008	9,675	$967	$51,919	$(22,268)	$50,857	$81,475
Comprehensive income:
Net income	-	-	-	-	3,821	3,821
Other comprehensive income, net of tax:
Changes in unrealized loss on derivative instruments	-	-	-	150	-	150
Comprehensive income						3,971
Issuance of common stock through stock plan transactions	36	3	262	-	-	265
Issuance of restricted stock	77	8	(8)	-	-	-
Forfeiture of restricted stock	(12)	(1)	1	-	-	-
Release of restricted stock	(14)	(1)	(104)	-	-	(105)
Share-based compensation	-	-	354	-	-	354
Tax benefit from stock plan transactions	-	-	9	-	-	9
Balance at June 30, 2009	9,762	$976	$52,433	$(22,118)	$54,678	$85,969

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(dollars in thousands)

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Cash flows from operating activities:
Net income	$5,621	$3,821
Effect of discontinued operations, net of tax (Note 3)	305	(310)
Income from continuing operations	5,316	4,131
Adjustments to reconcile net cash provided by operating activities:
Depreciation	1,764	1,440
Amortization of intangible assets	771	1,945
Share-based compensation	364	354
Investment income from equity investment	(139)	(223)
Tax benefit from stock plan transactions	(164)	(9)
Deferred income taxes	(2,283)	578
Other operating activity adjustments	(254)	(391)
Change in operating assets and liabilities:
Contract receivables, net	10,641	(1,552)
Prepaid expenses and other current assets	598	(387)
Accounts payable	(646)	(1,544)
Accrued compensation and employee benefits	(931)	2,438
Other accrued expenses	667	1,829
Other long-term liabilities	(654)	(77)
Net cash provided by continuing operations	15,050	8,532
Net cash provided by (used in) discontinued operations	518	(424)
Net cash provided by operating activities	15,568	8,108
Cash flows from investing activities:
Purchase of business, net of cash acquired	-	(4,250)
Additions to property and equipment	(3,581)	(768)
Proceeds from sale of investments and long-lived assets	19	3
Dividends from equity investment	74	289
Increase in other assets	291	(86)
Net cash used in continuing operations	(3,197)	(4,812)
Net cash used in discontinued operations	(67)	(59)
Net cash used in investing activities	(3,264)	(4,871)
Cash flow from financing activities:
Repayments under term loan	(4,000)	(4,000)
Borrowings under revolving credit agreement	34,156	28,024
Repayments under revolving credit agreement	(36,129)	(28,024)
Proceeds from the exercise of stock plan transactions	861	265
Tax benefit from stock plan transactions	164	9
Net cash used in financing activities	(4,948)	(3,726)
Net increase (decrease) in cash and cash equivalents	7,356	(489)
Cash and cash equivalents, beginning of period	55	7,111
Cash and cash equivalents, end of period	$7,411	$6,622

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)

NOTE 1. BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Dynamics Research Corporation (the “Company”) and its subsidiaries included herein have been prepared in accordance with accounting principles generally accepted in the United States of America.  The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  Unless otherwise noted, dollar amounts are reported in thousands.

In the opinion of management, all material adjustments that are of a normal and recurring nature necessary for a fair presentation of the results for the periods presented have been reflected. All material intercompany transactions and balances have been eliminated in consolidation. The results for the three and six months ended June 30, 2010 may not be indicative of the results that may be expected for the year ending December 31, 2010. The accompanying financial information should be read in conjunction with the consolidated financial statements and notes contained in the Company’s Form 10-K/A, filed with the United States Securities and Exchange Commission (“SEC”) for the year ended December 31, 2009.  The Company has reclassified certain prior period amounts to conform with the current period presentation.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. The standard amends ASC Topic 820, Fair Value Measurements and Disclosures to require additional disclosures related to transfers between levels in the hierarchy of fair value measurement. The Company adopted this standard on January 1, 2010. The standard does not change how fair values are measured; accordingly, the standard will not have an impact on the Company’s consolidated financial statements.  At June 30, 2010, the Company did not transfer any assets or liabilities that are measured at fair value on a recurring basis between Levels 1 and 2, and did not have any transfers into and out of Level 3.

In February 2010, the FASB issued ASU 2010-09, Amendments to Certain Recognition and Disclosure Requirement.  The standard amends ASC Topic 855 to address certain implementation issues related to an entities requirement to perform and disclose subsequent-event procedures.  The standard requires SEC filers to “evaluate subsequent events through the date the financial statements are issued” and exempts SEC filers from disclosing the date through which subsequent events have been evaluated. The Company evaluates subsequent events through the date and time of the filing of the applicable periodic report with the SEC.  The Company evaluated subsequent events through the date of issuance of its Quarterly Report on Form 10-Q.  See Note 15 for subsequent events.

NOTE 3. DISCONTINUED OPERATIONS

In the fourth quarter of 2009 the Company entered into a plan to sell Metrigraphics, as management determined that Metrigraphics was not core to the Company’s mission and strategy. At December 31, 2009, Metrigraphics was classified as held for sale and has been presented as a discontinued operation.  As a result the Company’s consolidated financial statements and notes thereto were adjusted to reflect the discontinuation of Metrigraphics for all periods presented.

Effective July 19, 2010, the Company sold Metrigraphics for consideration of $2.5 million, which consisted of $1.75 million in cash and $0.75 million in the form of a subordinated note.  Interest on the subordinated note is payable monthly and the repayment of principal is due in full on July 20, 2012, the maturity date of the subordinated note.  The financial effects have been reflected in the three months ended June 30, 2010.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)

The operating results of Metrigraphics classified as discontinued operations are summarized below:

	Three Months Ended
	June 30,
	2010	2009
Product revenue	$2,235	$1,520

Income (loss) before benefit for income taxes	$350	$(229)
(Provision) benefit for income taxes	(141)	105
Income (loss) from operations of discontinued operations, net of tax	209	(124)
Loss on sale of discontinued operations, net of tax benefit of $25	(36)	-
Effect of discontinued operations, net of tax	$173	$(124)

	Six Months Ended
	June 30,
	2010	2009
Product revenue	$4,404	$2,856

Income (loss) before benefit for income taxes	$570	$(557)
(Provision) benefit for income taxes	(229)	247
Income (loss) from operations of discontinued operations, net of tax	341	(310)
Loss on sale of discontinued operations, net of tax benefit of $25	(36)	-
Effect of discontinued operations, net of tax	$305	$(310)

Details of the balance sheet items for Metrigraphics are summarized below:

	June 30,	December 31,
	2010	2009
Accounts receivable	$1,018	$946
Inventory	797	864
Prepaid expenses and other current assets	21	22
Property and equipment, net	190	226
Total current assets	$2,026	$2,058

Accounts payable	$300	$186
Total current liabilities	$300	$186

NOTE 4. SUPPLEMENTAL BALANCE SHEET INFORMATION

The composition of selected balance sheet accounts are as follows:

	June 30,	December 31,
	2010	2009
Contract receivables, net
Billed receivables	$22,742	$28,203
Unbilled receivables(1):
Revenues recorded in excess of milestone billings on a fixed price contract with the State of Tennessee	11,602	18,004
Retainages and fee withholdings	184	689
Other unbilled receivables	28,114	26,256
Total unbilled receivables	39,900	44,949
Allowance for doubtful accounts	(714)	(583)
Contract receivables, net	$61,928	$72,569

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)

	June 30,	December 31,
	2010	2009
Prepaid expenses and other current assets:
Refundable income taxes	$2,032	$1,604
Restricted cash	329	262
Other	2,743	3,836
Prepaid expenses and other current assets	$5,104	$5,702

Property and equipment, net:
Software	$12,205	$12,107
Furniture and other equipment	9,893	9,679
Leasehold improvements	6,935	6,445
Production equipment	374	440
Property and equipment	29,407	28,671
Less accumulated depreciation	(16,354)	(14,756)
Property and equipment, net	$13,053	$13,915

Other noncurrent assets:
Deferred compensation plan investments	$1,417	$1,378
Equity investments	1,043	978
Other	597	979
Other noncurrent assets	$3,057	$3,335

Accrued compensation and employee benefits:
Accrued compensation and related taxes	$7,079	$9,029
Accrued vacation	5,242	4,724
Accrued pension liability	1,266	840
Other	1,839	1,764
Accrued compensation and employee benefits	$15,426	$16,357

Other accrued expenses:
Deferred gain on sale of building	$676	$676
Other	3,705	3,032
Other accrued expenses	$4,381	$3,708

Other long-term liabilities:
Accrued pension liability	$20,571	$20,666
Deferred gain on sale of building	3,043	3,381
Deferred compensation plan liability	1,417	1,378
Other	5,957	6,511
Other long-term liabilities	$30,988	$31,936

(1)	At June 30, 2010 and December 31, 2009, $0.2 million and $0.5 million, respectively, of unbilled retainages and fee withholdings are not anticipated to be billed within one year.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)

NOTE 5. GOODWILL AND INTANGIBLE ASSETS

Components of the Company’s identifiable intangible assets are as follows:

	June 30, 2010			December 31, 2009
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Customer relationships	$1,900	$(292)	$1,608	$13,400	$(11,643)	$1,757
Customer contracts	3,500	(2,546)	954	3,500	(2,234)	1,266
Non-competition agreements	1,400	(659)	741	1,400	(349)	1,051
8(a) contract transition	130	(130)	-	130	(130)	-
Total	$6,930	$(3,627)	$3,303	$18,430	$(14,356)	$4,074

During the first quarter of 2010, the Company wrote-off $11.5 million of fully amortized intangible assets.  The Company recorded amortization expense for its identifiable intangible assets of $0.4 million and $1.0 million for the three months ended June 30, 2010 and 2009, respectively, and $0.8 million and $1.9 million for the six months then ended.

At June 30, 2010, estimated future amortization expense for the identifiable intangible assets to be recorded in subsequent fiscal years was as follows:

Remainder of 2010	$771
2011	$1,188
2012	$492
2013	$349
2014	$299
2015 and thereafter	$204

There were no changes in the carrying amount of goodwill for the six months ended June 30, 2010.

NOTE 6. INCOME TAXES

The Company recorded income tax provisions of $1.8 million and $1.6 million in the three months ended June 30, 2010 and 2009, respectively, and $3.2 million and $3.0 million, respectively, in the six months then ended.  The effective income tax rate was 37.4% and 42.1% in the first half of 2010 and 2009, respectively.  On April 5, 2010, the Company received a tax refund of $0.3 million related to 2003 tax deductions, which was recorded in the first quarter of 2010.  Absent the refund, the Company’s effective tax rate for the first half of 2010 was 40.3%.

As of June 30, 2010 the Company had $0.4 million of unrecognized tax benefits, of which $0.2 million would affect its effective tax rate if recognized. Accrued penalties and interest were $0.2 million at June 30, 2010 and 2009.

The Internal Revenue Service (“IRS”) had challenged the deferral of income for tax reporting purposes related to unbilled receivables including the applicability of a Letter Ruling issued by the IRS to the Company in January 1976 which granted to the Company deferred tax treatment of the unbilled receivables.  This issue was elevated to the IRS National Office for determination.  On October 23, 2008, the Company received a notification of ruling from the IRS National Office.  This ruling provided clarification regarding the IRS position relating to revenue recognition for tax purposes regarding its unbilled receivables.  During September 2009, the IRS completed its examination of the Company’s tax returns for 2004 through 2007 and issued a Revenue Agent Report (“RAR”), which reduced the deferral of income for tax reporting purposes.  As a result the Company reclassified approximately $1.0 million from deferred to current taxes payable.  The RAR also included an assessment of interest of $0.5 million. The Company has filed a protest letter with the IRS to appeal the assessment.  The Company believes the appeal will be successful and has made no provision for the interest associated with the assessment.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)

NOTE 7. FINANCING ARRANGEMENTS

The Company’s outstanding debt at June 30, 2010 was $26.0 million which consisted of borrowings under a term loan.  The interest rate on the term loan outstanding balance at June 30, 2010 was 2.29% based on the 90-day LIBOR rate option that was in effect on June 30, 2010.  The outstanding debt at December 31, 2009 was $32.0 million which consisted of an outstanding balance of $30.0 million under the term loan and $2.0 million of net borrowings under a revolver.  The repayment of borrowings under the revolver is contractually due on August 1, 2013; however, the Company may repay at any time prior to that date.   At June 30, 2010, the remaining available balance to borrow against the revolver was $24.6 million.

At June 30, 2010, the Company was in compliance with its loan covenants.

NOTE 8. FAIR VALUE MEASUREMENTS

The following tables present our assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements
		At June 30, 2010 Using
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Rabbi Trusts	Other noncurrent assets	$1,417	$-	$-	$1,417

Liabilities:
Interest rate swap	Other long-term liabilities	$-	$573	$-	$573

		Fair Value Measurements
		At December 31, 2009 Using
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Rabbi Trusts	Other noncurrent assets	$1,378	$-	$-	$1,378

Liabilities:
Interest rate swap	Other long-term liabilities	$-	$569	$-	$569

The following is a description of the valuation methodologies used for these items, as well as the general classification of such items:

Investments Held in Rabbi Trusts – The investments include exchange-traded equity securities and mutual funds. Fair values for these investments were based on quoted prices in active markets and were therefore classified within Level 1 of the fair value hierarchy.

Interest Rate Swap – The derivative is a receive-variable, pay-fixed interest rate swap based on the LIBOR rate and is designated as a fair value hedge. Fair value was based on a model-driven valuation using the LIBOR rate, which was observable at commonly quoted intervals for the full term of the swap. Therefore, our interest rate swap was classified within Level 2 of the fair value hierarchy.

The carrying values of other cash and cash equivalents, contract receivables and accounts payable approximate fair value because of the short-term nature of these instruments.  The carrying value of debt also approximates fair value because the interest rate is variable.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)

NOTE 9. DERIVATIVE FINANCIAL INSTRUMENTS

The fair value effect on the financial statements from derivative instruments designated as a cash flow hedge is as follows:

	June 30,	December 31,
	2010	2009
Other long-term liabilities	$573	$569

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Gain (loss) recognized in other comprehensive income, net of tax	$-	$109	$(3)	$150

The notional amounts of the swap agreement at June 30, 2010 and December 31, 2009 were $13.0 million and $15.0 million, respectively.  The Company recorded a liability to recognize the fair value of the swap which has been accounted for as a component of the accumulated other comprehensive loss as the swap qualifies for hedge accounting.

NOTE 10. DEFINED BENEFIT PENSION PLAN

The components of net periodic pension expense for the Company’s defined benefit pension plan are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Interest cost on projected benefit obligation	$1,053	$1,066	$2,107	$2,133
Expected return on plan assets	(1,108)	(964)	(2,216)	(1,928)
Recognized actuarial loss	275	303	550	606
Net periodic pension expense	$220	$405	$441	$811

NOTE 11. SHARE-BASED COMPENSATION

Share-Based Compensation Costs

Total share-based compensation recorded in the Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Cost of products and services	$102	$67	$175	$147
Selling, general and administrative	99	96	189	207
Total share-based compensation expense	$201	$163	$364	$354

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)

Stock Option Award Activity

The following table summarizes stock option activity under all plans:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value
Outstanding and exercisable at December 31, 2009	606,843	$9.62	1.5	$981
Granted	30,000	$13.27
Exercised	(94,650)	$8.47
Cancelled	(500)	$23.00
Outstanding at June 30, 2010	541,693	$10.01	1.6	$554
Exercisable at June 30, 2010	511,693	$9.82	1.1	$554

As of June 30, 2010 the total unrecognized compensation related to stock option awards was $0.2 million to be recognized over 2.8 years.

The fair value of share-based awards for employee stock option awards was estimated using the Black-Scholes pricing model.  The following weighted average assumptions were used to calculate the per share fair value of $6.47 for stock options issued during 2010:  risk-free rate of 2.6%; dividend yield of zero; volatility of 48.2%; and expected life of 6 years.

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

Expected life.  The expected term was estimated based upon exercise experience made in the past to employees.

Cash proceeds received, the intrinsic value and the total tax benefits realized resulting from stock option exercises were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Amounts realized or received from stock option exercises:
Cash proceeds received	$648	$99	$669	$99
Intrinsic value realized	$337	$23	$398	$23
Income tax benefit realized	$131	$8	$133	$8

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)

Restricted Stock Award Activity

The following table summarizes restricted stock activity:

		Weighted
		Average
	Number	Grant-Date
	of Shares	Fair Value
Nonvested at December 31, 2009	165,701	$9.39
Granted	24,900	$11.22
Vested	(58,485)	$9.64
Cancelled	(13,601)	$9.26
Nonvested at June 30, 2010	118,515	$9.66

The total fair value of restricted shares vested during both three months periods ended June 30, 2010 and 2009 was $0.2 million, and $0.6 million during both six months periods then ended. As of June 30, 2010, the total unrecognized compensation cost related to restricted stock awards was $0.9 million, which is expected to be amortized over a weighted-average period of 2 years.

NOTE 12. EARNINGS PER SHARE

For the three and six months ended June 30, 2010 and 2009, basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Unexercised stock options and unvested restricted shares are excluded from this calculation but are included in the diluted earnings per share calculation using the treasury stock method so long as their effect is not anti-dilutive.

For the three and six months ended June 30, 2010 and 2009, diluted earnings per share are determined by using the weighted average number of common and dilutive common equivalent shares outstanding during the period.  Due to the anti-dilutive effect, approximately 92,000 and 570,700 options to purchase common stock were excluded from the calculation of diluted earnings per share for the three months ended June 30, 2010 and 2009, respectively, and 92,000 and 651,400, respectively, options for the six months then ended.

The following table illustrates the reconciliation of the weighted average shares outstanding:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Weighted average shares outstanding - Basic	9,896,738	9,610,428	9,858,538	9,611,783
Diluted effect of stock options and restricted stock grants	174,071	119,293	184,378	115,604
Weighted average shares outstanding - Diluted	10,070,809	9,729,721	10,042,916	9,727,387

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

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)

Major Customers

Revenues from U.S. Government agency customers in aggregate accounted for approximately 92% and 90% of total revenues in the six months ended June 30, 2010 and 2009, respectively.  No individual agency customer accounted for more than 10% of revenue in the three or six months ended June 30, 2010 and 2009.

Contract receivables from State and local government agency customers in aggregate accounted for approximately 30% and 33% of total contract receivables at June 30, 2010 and December 31, 2009, respectively.  The outstanding contract receivable balance of the State of Tennessee contract at June 30, 2010 and December 31, 2009 was $12.4 million and $18.8 million, respectively.  No other individual customer accounted for more than 10% of total contract receivables at June 30, 2010 and December 31, 2009.

Related Party

The Company has a 40% interest in HMRTech which is accounted for using the equity method.  Revenues from HMRTech included in contract revenues for the three and six months ended June 30, 2010 and 2009 and amounts due from HMRTech included in contract receivables at June 30, 2010 and December 31, 2009 were immaterial.  In addition, HMRTech charged the Company relating to contract work of $0.5 million and $0.3 million in the three months ended June 30, 2010 and 2009, respectively, and $1.0 million and $0.6 million, respectively, for the six months then ended.  At June 30, 2010 and December 31, 2009, the Company had a related payable of $0.3 million and $0.2 million, respectively.

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

On June 28, 2005, a class action employee suit was filed in the U.S. District Court for the District of Massachusetts alleging violations of the Fair Labor Standards Act and certain provisions of Massachusetts General Laws. In July 2010, the Company and the plaintiff agreed upon principle terms of settlement, the cost of which was accrued on the balance sheet as of June 30, 2010 and negatively impacted diluted earnings per share by $0.03 in the second quarter of 2010.

NOTE 15. SUBSEQUENT EVENTS

Effective July 19, 2010, the Company sold Metrigraphics for consideration of $2.5 million, which consisted of $1.75 million in cash and $0.75 million in the form of a subordinated note.  Interest on the subordinated note is payable monthly and the repayment of principal is due in full on July 20, 2012, the maturity date of the subordinated note.  The financial effects have been reflected in the three months ended June 30, 2010.

In July 2010, the Company and the plaintiff for a class action employee suit agreed upon principle terms of settlement, the cost of which was accrued on the balance sheet as of June 30, 2010 and negatively impacted diluted earnings per share by $0.03 in the second quarter of 2010.

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

Some of the statements in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere in this Quarterly Report on Form 10-Q, contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, regarding future events and the future results of DRC that are based on our current expectations, estimates, forecasts, and projections about the industries in which DRC operates and the beliefs and assumptions of the management of DRC.  Words such as “anticipates”, “believes”, “estimates”, “expects”, “intends”, “plans”, “projects”, “may”, “will”, “should”, and other similar expressions are intended to identify these forward-looking statements.  Such statements are subject to factors that could cause actual results to differ materially from anticipated results.  Such factors include, but are not limited to, the following:

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

Effective July 19, 2010, DRC sold Metrigraphics for consideration of $2.5 million, which consisted of $1.75 million in cash and $0.75 million in the form of a subordinated note.  In connection with this transaction, we recorded an immaterial loss from the sale in the second quarter of 2010.

Industry

We are cognizant of funding challenges and changing priorities of the federal government.  TechAmerica, a leading trade association in the industry, estimates that the total federal IT budget will grow at 3.1% annually over the next five years, down from the 4.9% in the prior five years, from $77.8 billion to $90.7 billion.

Customers have moved away from using General Services Administration schedule contracts in favor of agency-wide multiple-award indefinite-delivery, indefinite-quantity multi-year contract vehicles.  Over the past several years, we have won or acquired many of these contracts including the Department of Homeland Security (“DHS”) EAGLE and Program Management Support Services (“PMSS”) management and IT services contracts, the military health care TRICARE Evaluation, Analysis, and Management Support, or TEAMS, contract, the Air Force Design and Engineering Support Program (“DESP”) II engineering services contract, the Department of Defense-wide Logistics Management Support Services logistics services contract, the Office of Personnel Management Training and Management Assistance contract, and the Alliant government-wide contract.  This year, for three of the contracts, the DHS EAGLE and PMSS contracts and the Air Force DESP II contract, the government has or is expected to solicit proposals for follow-on multi-year multiple award ID/IQ contracts with the award of new contracts anticipated to be made in 2011.

In recent years, there has been an increase in the portion of contracts issued on a fixed price basis, compared with time and materials or cost-plus, in an effort to reduce the risk to the government of cost overruns.  We believe our contract cost management capabilities are strong and view this trend as favorable to the Company.  The amount of our revenue derived from fixed price contracts in the first half of 2010 was 45%, up from 37% in the same period in 2009.

The federal government also has set as a high priority and is initiating programs focused on strengthening the government workforce with particular emphasis on personnel responsible for acquisition, such as acquiring products and services for the government.  The government has set targets for adding to the government workforce with some of these positions coming from a reduction in the number of contractor positions supporting the government, known as in-sourcing.  We have experienced a reduction in billable positions and revenue from in-sourcing and related government cost reduction actions and anticipate continuation of these initiatives through 2010 and into 2011.

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

RESULTS OF OPERATIONS

Operating results expressed as a percentage of total revenue are as follows:

	Three Months Ended June 30,
	2010			2009
(in millions)	$(1)	%(1)		$(1)	%(1)
Revenue	$65.3			$68.1

Gross profit	$10.2	15.6%		$11.1	16.3%
Selling, general and administrative	5.1	7.8%		6.2	9.1%
Amortization of intangible assets	0.4	0.6%		1.0	1.4%
Operating income	4.7	7.2%		3.9	5.8%
Interest expense, net	(0.4)	(0.6)%		(0.5)	(0.7)%
Other income, net	(0.0)	0.0%		0.3	0.4%
Provision for income taxes	1.8	40.5%	(2)	1.6	41.8%	(2)
Effect of discontinued operations, net of taxes	0.2	0.3%		(0.1)	(0.2)%
Net income	$2.8	4.2%		$2.1	3.0%

	Six Months Ended June 30,
	2010			2009
(in millions)	$(1)	%(1)		$(1)	%(1)
Revenue	$133.9			$135.3

Gross profit	$21.0	15.6%		$22.4	16.5%
Selling, general and administrative	11.0	8.2%		12.5	9.3%
Amortization of intangible assets	0.8	0.6%		1.9	1.4%
Operating income	9.1	6.8%		7.9	5.8%
Interest expense, net	(0.7)	(0.6)%		(1.1)	(0.8)%
Other income, net	0.1	0.1%		0.3	0.2%
Provision for income taxes	3.2	37.4%	(2)	3.0	42.1%	(2)
Effect of discontinued operations, net of taxes	0.3	0.2%		(0.3)	(0.2)%
Net income	$5.6	4.2%		$3.8	2.8%

(1)	Totals may not add due to rounding.
(2)	The percentage of provision for income taxes relates to a percentage of income from continuing operations before income taxes.

Revenues

We reported total revenue of $65.3 million and $68.1 million in the three months ended June 30, 2010 and 2009, respectively. Total revenues for the second quarter of 2010 represent a decrease of $2.8 million, or 4.1%, from the same period in 2009.  Total revenues for the six months ended June 30, 2010 and 2009 were $133.9 million and $135.3 million, respectively, a decrease of $1.4 million, or 1.1%.

Revenues were earned from the following sectors:

	Three Months Ended June 30,
	2010		2009
(in millions)	$(1)	%(1)	$(1)	%(1)
National defense and intelligence agencies	$40.4	61.9%	$39.7	58.3%
Homeland security	13.2	20.2	13.7	20.1
Federal civilian agencies	6.4	9.8	7.9	11.5
Total revenue from federal agencies	60.0	91.9	61.3	89.9
State and local government agencies	5.3	8.1	6.5	9.5
Other	0.0	0.0	0.4	0.6
Total revenue	$65.3	100.0%	$68.1	100.0%

	Six Months Ended June 30,
	2010		2009
(in millions)	$(1)	%(1)	$(1)	%(1)
National defense and intelligence agencies	$84.5	63.1%	$78.8	58.2%
Homeland security	26.1	19.5	26.8	19.8
Federal civilian agencies	12.6	9.4	16.8	12.4
Total revenue from federal agencies	123.2	92.0	122.3	90.4
State and local government agencies	10.7	8.0	12.3	9.1
Other	0.0	0.0	0.7	0.5
Total revenue	$133.9	100.0%	$135.3	100.0%

(1)	Totals may not add due to rounding.

Federal revenue included $0.4 million and $1.1 million of revenue derived from 8(a) contracts received with the Kadix acquisition in the second quarter of 2010 and 2009, respectively, and $0.7 million and $3.9 million, respectively, for the first half then ended.  Absent the effect of 8(a) contract expirations, federal revenue grew by 3.4% in the first half of 2010 over the comparable periods in 2009.  In the first six months of 2010 we lost 44 billable positions to the government’s in-sourcing and related cost reduction initiatives reducing revenues.  We anticipate these initiatives will continue through 2010 and into 2011.  In all, we estimate in-sourcing effects for the year could approach 80 to 100 positions with a $14 to $16 million effect in annualized revenues.

Revenues from state and local government agencies declined in the second quarter and first half of 2010 compared to the same periods in 2009 primarily due to our child welfare system contract with the State of Tennessee.  As our Tennessee contract nears completion, revenues were $2.0 million and $4.0 million in the second quarter of 2010 and 2009, respectively, and $4.4 million and $7.6 million, respectively, for the first half then ended.

Revenues by contract type as a percentage of revenues were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Fixed price, including service type contracts	44%	38%	45%	37%
Time and materials	35	44	34	45
Cost reimbursable	21	18	21	18
	100%	100%	100%	100%

Prime contract	72%	71%	72%	71%
Sub-contract	28	29	28	29
	100%	100%	100%	100%

Backlog and Bookings

Our backlog position was as follows:

	June 30,	December 31,
(in millions)	2010	2009
Backlog:
Funded	$150.6	$158.5
Unfunded	211.7	276.0
Total	$362.3	$434.5

Funded bookings were $52.9 million and $73.7 million in the three-month periods ending June 30, 2010 and December 31, 2009, respectively, and generated a book-to-bill ratio of approximately 0.8 to 1 and 1.1 to 1, respectively.  The ending funded backlog as of June 30, 2010 and December 31, 2009 covered approximately 6.9 and 7.2 months of revenue, respectively. We expect that substantially all of our funded backlog at June 30, 2010 will generate revenue during the subsequent twelve month period. The funded backlog generally is subject to possible termination at the convenience of the contracting party. Contracts are generally funded on an annual basis or incrementally for shorter time periods.

Gross Profit

Total gross profit was $10.2 million and $11.1 million for the second quarter of 2010 and 2009, respectively, resulting in a gross margin of 15.6% and 16.3%, respectively.  For the first half of 2010 and 2009, gross profit was $21.0 million and $22.4 million, respectively, resulting in a gross margin of 15.6% and 16.5%, respectively.  The decrease in gross profit margin was a result of lower direct labor content of revenue resulting from government in-sourcing and was partially offset by indirect cost efficiencies.

Selling, general and administrative expenses

Selling, general and administrative expenses were $5.1 million and $6.2 million in the second quarter of 2010 and 2009, respectively, and $11.0 million and $12.5 million, respectively, in the first half then ended. Selling, general and administrative expenses as a percent of total revenue in the second quarter of 2010 and 2009 were 7.8% and 9.1%, respectively, and 8.2% and 9.3% in the first half then ended. The decrease in selling, general and administrative expenses in 2010 was due to lower facility costs, legal fees and deferred compensation credit.

Amortization of intangible assets

Amortization expense was $0.4 million and $1.0 million in the second quarter of 2010 and 2009, respectively, and $0.8 million and $1.9 million, respectively, in the first half then ended.  The decrease in amortization expense primarily relates to the intangible assets acquired from our 2004 acquisition of Impact Innovations which fully amortized in the third quarter of 2009. The remaining amortization expense for the current fiscal year is expected to be approximately $0.8 million.

Interest expense, net

Net interest expense was $0.4 million and $0.5 million in the second quarter of 2010 and 2009, respectively, and $0.7 million and $1.1 million, respectively, for the first half then ended. The decrease in interest expense was due to lower debt levels and interest rates during 2010.

Other income (expense), net

Other income (expense) consists of our portion of earnings in HMRTech, gains and losses realized from our deferred compensation plan and results from other non-operating transactions, all of which were immaterial to our results.

Income tax provision (benefit)

We recorded income tax provisions of $1.8 million and $1.6 million in the second quarter of 2010 and 2009, respectively, and $3.2 million and $3.0 million, respectively, for the first half then ended.  The effective income tax rate was 37.4% and 42.1% in the first half of 2010 and 2009, respectively.  On April 5, 2010, we received a tax refund of $0.3 million related to 2003 tax deductions, which we recorded in the first quarter of 2010.  Absent the refund, our effective tax rate for the first half of 2010 was 40.3%.

LIQUIDITY AND CAPITAL RESOURCES

The following discussion analyzes liquidity and capital resources by operating, investing and financing activities as presented in our Consolidated Statements of Cash Flows. Our principal sources of liquidity are cash flows from operations and borrowings from our revolving credit facility. At June 30, 2010, the borrowing capacity available under our revolver was $24.6 million.

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

At June 30, 2010 and December 31, 2009, we had cash and cash equivalents aggregating $7.4 million and $0.1 million, respectively. Our operating practice is to apply cash received against any outstanding revolving credit facility balances, when a revolver balance exists.  Cash balances at the end of the period generally reflect the timing and size of cash receipts at the end of the period.

Operating activities

Net cash provided by operating activities from continuing operations totaled $15.1 million in the first half of 2010 compared to $8.5 million in the first half of 2009. The cash provided by operating activities in the first half of 2010 was primarily attributable to the collections of contracts receivables and net earnings realized.

Contract receivables were $61.9 million at June 30, 2010, or 85 days sales outstanding (“DSO”), compared to $72.6 million, or 99 days at December 31, 2009. Billed receivables decreased $5.5 million and unbilled receivables decreased $5.0 million in the first half of 2010.  Federal business DSO, which excludes the effect of our state contracts, was 65 days at June 30, 2010 compared to 73 days at December 31, 2009.  The states of Ohio and Tennessee had a combined contract receivable balance outstanding of $13.5 million and $19.9 million at June 30, 2010 and December 31, 2009, respectively.  In the first half of 2010, we received $10.8 million in payments from the State of Tennessee.  We anticipate receipts of an additional $12 million from the State of Tennessee in the second half of 2010.

Our net deferred tax liability was $0.5 million and $2.8 million at June 30, 2010 and December 31, 2009, respectively.  The decrease in the deferred tax liability was due to a decline in unbilled receivable related to our contract with the State of Tennessee.  We paid $5.9 million in income taxes, net of a $0.3 million refund, in the first half of 2010.  In July 2010, we received $3.0 million from a federal net operating loss carryback claim.  Currently we anticipate additional income tax payments of $7.8 million in the last half of 2010.

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

Share-based compensation was $0.4 million in the first half of both 2010 and 2009.  As of June 30, 2010 the total unrecognized compensation related to restricted stock and stock option awards was $0.9 million and $0.3 million, respectively, to be recognized over 2 years and 2.8 years, respectively.

Non-cash amortization expense of our acquired intangible assets was $0.8 million and $1.9 million in the first half of 2010 and 2009, respectively.  We anticipate that non-cash expense for the amortization of intangible assets will remain at a comparable level for the last half of 2010.

Investing activities

Net cash used in investing activities from continuing operations was $3.2 million and $4.8 million in the first half of 2010 and 2009, respectively. The net cash used in 2010 primarily comprised of capital expenditures of $3.6 million.  The net cash used in 2009 primarily consisted of additional consideration paid of $4.3 million as part of the Kadix acquisition and capital expenditures of $0.8 million.  For 2010, we expect capital expenditures to be similar to 2009 levels.

Financing activities

Net cash used in financing activities was $4.9 million and $3.7 million in the first half of 2010 and 2009, respectively.  The amount of cash used in both periods included payments under our term loan of $4.0 million.  During the first half of 2010, we also made net repayments on our revolver of an additional $2.0 million.

The average daily borrowing on our revolver for the first half of 2010 and 2009 was $2.0 million and $0.4 million, respectively, at an interest rate of 3.25% for both periods.  The average outstanding balance of combined term loan and swap agreement during the first half of 2010 and 2009 was $29.0 million and $37.0 million, respectively, at an average interest rate of 3.94% and 4.41%, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

A description of recent accounting pronouncements are referenced in Note 2 of our Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk associated with our term loan and revolver, where interest payments are tied to either the LIBOR or prime rate.  The interest rate at June 30, 2010 on our $26 million term loan outstanding was 3.95%. The interest rate on our swap agreement effectively fixes the interest rate on half of our outstanding term loan at 5.60%, which includes the current applicable margin of 2.00%. At any time, a sharp rise in interest rates could have an adverse effect on net interest expense as reported in our consolidated statements of operations. Our potential loss over one year that would result in a hypothetical and instantaneous increase of one full percentage point in the interest rate on half of our term loan would increase annual interest expense by approximately $0.1 million.

In addition, historically our investment positions have been relatively small and short-term in nature.  We typically invest excess cash in money market accounts with original maturities of three months or less with no exposure to market interest rates. We have no significant exposure to foreign currency fluctuations. Foreign sales, which are nominal, are primarily denominated in U.S. dollars.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) evaluated, together with other members of senior management, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2010; and, based on this review, the Company’s CEO and CFO concluded that, as of June 30, 2010, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by it in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarterly period ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On June 28, 2005, a class action employee suit was filed in the U.S. District Court for the District of Massachusetts alleging violations of the Fair Labor Standards Act and certain provisions of Massachusetts General Laws. In July 2010, the Company and the plaintiff agreed upon principle terms of settlement, the cost of which was accrued on the balance sheet as of June 30, 2010 and negatively impacted diluted earnings per share by $0.03 in the second quarter of 2010.

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

			Total Number	Approximate
			of Shares	Dollar Value
		Average	Purchased as	of Shares that
	Total	Price	Part of	May Yet Be
	Number	Paid	Publicly	Purchased
	of Shares	Per	Announced	Under the
Period	Purchased	Share	Programs	Programs
April 1, 2010 to April 30, 2010	1,973	$13.55	-	$-
May 1, 2010 to May 31, 2010	764	$13.35	-	-
June 1, 2010 to June 30, 2010	114	$10.20	-	-
Total	2,851	$13.36	-	$-

ITEM 6. EXHIBITS

The following Exhibits are filed or furnished, as applicable, herewith:

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNAMICS RESEARCH CORPORATION
(Registrant)

Date: August 4, 2010	/s/ David Keleher
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: August 4, 2010	/s/ Shaun N. McCarthy
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)