Form 10-Q
period 2010-09-30
DYNAMICS RESEARCH CORP
filed 2010-11-03
CIK 30822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

As of October 29, 2010, there were 10,040,339 shares of the registrant’s common stock outstanding.

DYNAMICS RESEARCH CORPORATION
FORM 10-Q
For the Quarterly Period Ended September 30, 2010

		Page
Part I. Financial Information
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2010 (unaudited) and December 31, 2009	3
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009 (unaudited)	4
	Condensed Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the three months ended September 30, 2010 and 2009 (unaudited)	5
	Condensed Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the nine months ended September 30, 2010 and 2009 (unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 (unaudited)	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24

Part II. Other Information
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 6.	Exhibits	26

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
 (dollars in thousands, except share data)

	September 30, 2010	December 31, 2009
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$22,539	$55
Contract receivables, net	52,071	72,569
Prepaid expenses and other current assets	2,965	5,702
Discontinued operations	-	2,058
Total current assets	77,575	80,384
Noncurrent assets
Property and equipment, net	12,843	13,915
Goodwill	97,641	97,641
Intangible assets, net	2,918	4,074
Deferred tax asset	4,133	4,252
Other noncurrent assets	3,751	3,335
Total noncurrent assets	121,286	123,217
Total assets	$198,861	$203,601

Liabilities and stockholders' equity
Current liabilities
Current portion of long-term debt	$8,000	$8,000
Accounts payable	17,473	18,299
Accrued compensation and employee benefits	15,057	16,357
Deferred taxes	467	7,046
Other accrued expenses	9,329	3,708
Discontinued operations	-	186
Total current liabilities	50,326	53,596
Long-term liabilities
Long-term debt	16,000	23,973
Other long-term liabilities	28,138	31,936
Total long-term liabilities	44,138	55,909
Total liabilities	94,464	109,505
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.10 par value per share; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.10 par value per share; 30,000,000 shares authorized; 10,040,026 and 9,923,357 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	1,004	992
Capital in excess of par value	54,160	52,580
Accumulated other comprehensive loss, net of taxes	(20,510)	(20,505)
Retained earnings	69,743	61,029
Total stockholders' equity	104,397	94,096
Total liabilities and stockholders' equity	$198,861	$203,601

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
 (dollars in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue	$68,420	$67,504	$202,312	$202,835
Cost of revenue	57,630	56,882	170,568	169,840
Gross profit	10,790	10,622	31,744	32,995

Selling, general and administrative expenses	5,197	5,755	16,233	18,277
Amortization of intangible assets	385	809	1,156	2,754
Operating income	5,208	4,058	14,355	11,964
Interest expense, net	(339)	(434)	(1,082)	(1,530)
Other income, net	151	264	234	585
Income from continuing operations before provision for income taxes	5,020	3,888	13,507	11,019
Provision for income taxes	2,014	992	5,185	3,992
Income from continuing operations	3,006	2,896	8,322	7,027
Effect of discontinued operations, net of tax	87	59	392	(251)
Net income	$3,093	$2,955	$8,714	$6,776

Earnings per share (1)
Basic
Income from continuing operations	$0.30	$0.30	$0.84	$0.73
Effect of discontinued operations, net of tax (Note 3)	0.01	0.01	0.04	(0.03)
Net income	$0.31	$0.31	$0.88	$0.70
Diluted
Income from continuing operations	$0.30	$0.29	$0.83	$0.71
Effect of discontinued operations, net of tax (Note 3)	0.01	0.01	0.04	(0.03)
Net income	$0.31	$0.30	$0.87	$0.69

Weighted average shares outstanding
Basic	9,937,470	9,678,983	9,879,905	9,631,659
Diluted	10,060,980	9,983,825	10,057,211	9,840,605

(1)	Totals may not add due to rounding.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (unaudited)
 (in thousands)

	Common Stock Shares	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at June 30, 2010	10,018	$1,002	$53,789	$(20,508)	$66,650	$100,933
Comprehensive income:
Net income	-	-	-	-	3,093	3,093
Other comprehensive income, net of tax:
Changes in unrealized loss on derivative instruments	-	-	-	(2)	-	(2)
Comprehensive income						3,091
Issuance of common stock through stock plan transactions	26	2	227	-	-	229
Issuance of restricted stock	3	-	-	-	-	-
Forfeiture of restricted stock	(3)	-	-	-	-	-
Release of restricted stock	(4)	-	(41)	-	-	(41)
Share-based compensation	-	-	189	-	-	189
Tax benefit from stock plan transactions	-	-	(4)	-	-	(4)
Balance at September 30, 2010	10,040	$1,004	$54,160	$(20,510)	$69,743	$104,397

	Common Stock Shares	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at June 30, 2009	9,762	$976	$52,433	$(22,118)	$54,678	$85,969
Comprehensive income:
Net income	-	-	-	-	2,955	2,955
Other comprehensive income, net of tax:
Changes in unrealized loss on derivative instruments	-	-	-	(25)	-	(25)
Comprehensive income						2,930
Issuance of common stock through stock plan transactions	60	7	549	-	-	556
Issuance of restricted stock	23	2	(2)	-	-	-
Forfeiture of restricted stock	(3)	-	-	-	-	-
Release of restricted stock	(4)	(1)	(48)	-	-	(49)
Share-based compensation	-	-	193	-	-	193
Tax benefit from stock plan transactions	-	-	46	-	-	46
Balance at September 30, 2009	9,838	$984	$53,171	$(22,143)	$57,633	$89,645

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (unaudited)
 (in thousands)

	Common Stock Shares	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 31, 2009	9,923	$992	$52,580	$(20,505)	$61,029	$94,096
Comprehensive income:
Net income	-	-	-	-	8,714	8,714
Other comprehensive income, net of tax:
Changes in unrealized loss on derivative instruments	-	-	-	(5)	-	(5)
Comprehensive income						8,709
Issuance of common stock through stock plan transactions	124	12	1,078	-	-	1,090
Issuance of restricted stock	28	3	(3)	-	-	-
Forfeiture of restricted stock	(16)	(1)	1	-	-	-
Release of restricted stock	(19)	(2)	(209)	-	-	(211)
Share-based compensation	-	-	553	-	-	553
Tax benefit from stock plan transactions	-	-	160	-	-	160
Balance at September 30, 2010	10,040	$1,004	$54,160	$(20,510)	$69,743	$104,397

	Common Stock Shares	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 31, 2008	9,675	$967	$51,919	$(22,268)	$50,857	$81,475
Comprehensive income:
Net income	-	-	-	-	6,776	6,776
Other comprehensive income, net of tax:
Changes in unrealized gain on derivative instruments	-	-	-	125	-	125
Comprehensive income						6,901
Issuance of common stock through stock plan transactions	96	10	811	-	-	821
Issuance of restricted stock	100	10	(10)	-	-	-
Forfeiture of restricted stock	(15)	(1)	1	-	-	-
Release of restricted stock	(18)	(2)	(152)	-	-	(154)
Share-based compensation	-	-	547	-	-	547
Tax benefit from stock plan transactions	-	-	55	-	-	55
Balance at September 30, 2009	9,838	$984	$53,171	$(22,143)	$57,633	$89,645

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(dollars in thousands)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net income	$8,714	$6,776
Effect of discontinued operations, net of tax (Note 3)	392	(251)
Income from continuing operations	8,322	7,027
Adjustments to reconcile net cash provided by operating activities:
Depreciation	2,660	2,180
Amortization of intangible assets	1,156	2,754
Share-based compensation	553	547
Investment income from equity interest	(142)	(316)
Tax benefit from stock plan transactions	(160)	(55)
Litigation payment	-	(15,000)
Deferred income taxes	(6,456)	7,000
Other	(381)	(510)
Change in operating assets and liabilities:
Contract receivables, net	20,498	(302)
Prepaid expenses and other current assets	2,737	(1,734)
Accounts payable	1,841	(2,452)
Accrued compensation and employee benefits	(1,300)	3,477
Other accrued expenses	5,570	(2,857)
Other long-term liabilities	(3,427)	835
Net cash provided by continuing operations	31,471	594
Net cash provided by (used in) discontinued operations	(161)	(705)
Net cash provided by (used in) operating activities	31,310	(111)
Cash flows from investing activities:
Purchase of business, net of cash acquired	-	(4,250)
Additions to property and equipment	(4,266)	(2,196)
Proceeds from sale of business	1,750	-
Proceeds from sale of investments and long-lived assets	19	210
Dividends from equity investment	139	456
Increase in other assets	330	(114)
Net cash used in continuing operations	(2,028)	(5,894)
Net cash used in discontinued operations	(75)	(67)
Net cash used in investing activities	(2,103)	(5,961)
Cash flow from financing activities:
Repayments under term loan	(6,000)	(6,000)
Borrowings under revolving credit agreement	34,156	50,121
Repayments under revolving credit agreement	(36,129)	(45,823)
Proceeds from the exercise of stock plan transactions	1,090	821
Tax benefit from stock plan transactions	160	55
Net cash used in financing activities	(6,723)	(826)
Net increase (decrease) in cash and cash equivalents	22,484	(6,898)
Cash and cash equivalents, beginning of period	55	7,111
Cash and cash equivalents, end of period	$22,539	$213

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)

NOTE 1. BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Dynamics Research Corporation (the “Company”) and its subsidiaries included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and, accordingly, include amounts based on informed estimates and judgments of management with consideration given to materiality. Estimates and judgments also affect the amount of revenue and expenses during the reported period. Actual results could differ from those estimates.  The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  Unless otherwise noted, dollar amounts are reported in thousands.

In the opinion of management, all material adjustments that are of a normal and recurring nature necessary for a fair presentation of the results for the periods presented have been reflected. All material intercompany transactions and balances have been eliminated in consolidation. Interim results are not necessarily indicative of the financial results that may be expected for the current fiscal year. The accompanying financial information should be read in conjunction with the consolidated financial statements and notes contained in the Company’s Form 10-K/A, filed with the United States Securities and Exchange Commission (“SEC”) for the year ended December 31, 2009.  The Company has reclassified certain prior period amounts to conform with the current period presentation.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements. The standard amends Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, to require additional disclosures related to transfers between levels in the hierarchy of fair value measurement. The Company adopted this standard on January 1, 2010. The standard does not change how fair values are measured; accordingly, the standard will not have an impact on the Company’s consolidated financial statements.  At September 30, 2010, the Company did not transfer any assets or liabilities that are measured at fair value on a recurring basis between Levels 1 and 2, and did not have any transfers into and out of Level 3.  See Note 8 for additional disclosures.

In February 2010, the FASB issued ASU No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements.  The standard amends ASC Topic 855 to address certain implementation issues related to an entities requirement to perform and disclose subsequent-event procedures.  The standard requires SEC filers to “evaluate subsequent events through the date the financial statements are issued” and exempts SEC filers from disclosing the date through which subsequent events have been evaluated. The Company evaluates subsequent events through the date and time of the filing of the applicable periodic report with the SEC.  The Company evaluated subsequent events through the date of issuance of its Quarterly Report on Form 10-Q.

In July 2010, the FASB issued ASU No. 2010-26, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  The purpose of the additional disclosures is to enable users of financial statements to better understand the nature of credit risk inherent in an entity’s portfolio of financing receivables and how that risk is analyzed. For end of period balances, the new disclosures are required to be made in all interim and annual periods ending on or after December 15, 2010. For activity during a reporting period, the disclosures are required to be made in all interim and annual periods after January 1, 2011. These changes will not have an impact on the consolidated financial results as this guidance only relates to additional disclosures.

NOTE 3. DISCONTINUED OPERATIONS

In the fourth quarter of 2009 the Company entered into a plan to sell Metrigraphics, as management determined that Metrigraphics was not core to the Company’s mission and strategy. At December 31, 2009, Metrigraphics was classified as held for sale and presented as a discontinued operation.  As a result, the Company’s consolidated financial statements and notes thereto were adjusted to reflect the discontinuation of Metrigraphics for all periods presented.

Effective July 19, 2010, the Company sold Metrigraphics for consideration of $2.5 million, which consisted of $1.75 million in cash and $0.75 million in the form of a subordinated note.  Interest on the subordinated note is

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)

payable quarterly and the repayment of principal is due in full on July 20, 2012, the maturity date of the subordinated note.  The financial effects of the sale were reflected in the three months ended June 30, 2010 and September 30, 2010.

The operating results of Metrigraphics classified as discontinued operations are summarized below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Product revenue	$386	$1,733	$4,790	$4,589

Income (loss) before benefit for income taxes	$236	$86	$806	$(471)
(Provision) benefit for income taxes	(93)	(27)	(322)	220
Income (loss) from operations of discontinued operations, net of tax	143	59	484	(251)
Loss on sale of discontinued operations, net of tax	(56)	-	(92)	-
Effect of discontinued operations, net of tax	$87	$59	$392	$(251)

Details of the balance sheet items for Metrigraphics are summarized below:

December 31,
2009
Accounts receivable	$946
Inventory	864
Prepaid expenses and other current assets	22
Property and equipment, net	226
Total current assets	$2,058

Accounts payable	$186
Total current liabilities	$186

NOTE 4. SUPPLEMENTAL BALANCE SHEET INFORMATION

The composition of selected balance sheet accounts are as follows:

	September 30,	December 31,
	2010	2009
Contract receivables, net
Billed receivables	$21,009	$28,203
Unbilled receivables(1):
Revenues recorded in excess of milestone billings on a fixed price contract with the State of Tennessee	932	18,004
Retainages and fee withholdings	236	689
Other unbilled receivables	30,534	26,256
Total unbilled receivables	31,702	44,949
Allowance for doubtful accounts	(640)	(583)
Contract receivables, net	$52,071	$72,569

Prepaid expenses and other current assets:
Refundable income taxes	$-	$1,604
Restricted cash	343	262
Other	2,622	3,836
Prepaid expenses and other current assets	$2,965	$5,702

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)

	September 30,	December 31,
	2010	2009
Property and equipment, net:
Software	$12,515	$12,107
Furniture and other equipment	10,088	9,679
Leasehold improvements	7,114	6,445
Production equipment	374	440
Property and equipment	30,091	28,671
Less accumulated depreciation	(17,248)	(14,756)
Property and equipment, net	$12,843	$13,915

Other noncurrent assets:
Deferred compensation plan investments	$1,505	$1,378
Equity investment	981	978
Other	1,265	979
Other noncurrent assets	$3,751	$3,335

Accrued compensation and employee benefits:
Accrued compensation and related taxes	$7,879	$9,029
Accrued vacation	4,675	4,724
Accrued pension liability	536	840
Other	1,967	1,764
Accrued compensation and employee benefits	$15,057	$16,357

Other accrued expenses:
Accrued income taxes	$4,349	$-
Deferred gain on sale of building	676	676
Other	4,304	3,032
Other accrued expenses	$9,329	$3,708

Other long-term liabilities:
Accrued pension liability	$17,935	$20,666
Deferred gain on sale of building	2,874	3,381
Deferred compensation plan liability	1,505	1,378
Other	5,824	6,511
Other long-term liabilities	$28,138	$31,936

(1)	At September 30, 2010 and December 31, 2009, $0.2 million and $0.5 million, respectively, of unbilled retainages and fee withholdings are not anticipated to be billed within one year.

NOTE 5. GOODWILL AND INTANGIBLE ASSETS

The Company changed the date as of which its annual goodwill impairment analysis is performed from December 31st to November 30th.  This change in timing is considered a change in accounting principle. The Company believes the new date is preferable because the timing coincides with the Company’s long-range planning process and it allows the Company more time to complete the analysis prior to the date the Company reports its results for the fourth quarter.  There were no changes in the carrying amount of goodwill for the nine months ended September 30, 2010.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)

Components of the Company’s identifiable intangible assets are as follows:

	September 30, 2010			December 31, 2009
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Customer relationships	$1,900	$(366)	$1,534	$13,400	$(11,643)	$1,757
Customer contracts	3,500	(2,701)	799	3,500	(2,234)	1,266
Non-competition agreements	1,400	(815)	585	1,400	(349)	1,051
8(a) contract transition	130	(130)	-	130	(130)	-
Total	$6,930	$(4,012)	$2,918	$18,430	$(14,356)	$4,074

During the first quarter of 2010, the Company wrote-off $11.5 million of fully amortized intangible assets.  The Company recorded amortization expense for its identifiable intangible assets of $0.4 million and $0.8 million for the three months ended September 30, 2010 and 2009, respectively, and $1.2 million and $2.8 million for the nine months then ended.

At September 30, 2010, estimated future amortization expense related to identifiable intangible assets was as follows:

Remainder of 2010	$386
2011	$1,188
2012	$492
2013	$349
2014	$299
2015 and thereafter	$204

NOTE 6. INCOME TAXES

The Company recorded income tax provisions of $2.0 million and $1.0 million in the three months ended September 30, 2010 and 2009, respectively, and $5.2 million and $4.0 million, respectively, in the nine months then ended.  The effective income tax rate for the nine months ended September 30, 2010 and 2009 was 38.4% and 36.2%, respectively.  On April 5, 2010, the Company received a tax refund of $0.3 million related to 2003 tax deductions, which was recorded in the first quarter of 2010.  Absent the refund, the Company’s effective tax rate for the nine months ended September 30, 2010 was 40.3%.  The 2009 effective tax rate was favorably affected by an adjustment to the Company’s unrecognized tax benefits and a reduction of state tax expense associated with the filing of the 2008 tax returns.

As of September 30, 2010 the Company had $0.5 million of unrecognized tax benefits, of which $0.2 million would affect its effective tax rate if recognized. Accrued penalties and interest were $0.2 million at September 30, 2010 and 2009.

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

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)

NOTE 7. FINANCING ARRANGEMENTS

The Company’s outstanding debt at September 30, 2010 was $24.0 million which consisted of borrowings under a term loan.  The interest rate on the term loan outstanding balance at September 30, 2010 was 2.53% based on the 90-day LIBOR rate option that was in effect on September 30, 2010.  The outstanding debt at December 31, 2009 was $32.0 million which consisted of an outstanding balance of $30.0 million under the term loan and $2.0 million of net borrowings under a revolver.

The repayment of borrowings under the revolver is contractually due on August 1, 2013; however, the Company may repay at any time prior to that date.   At September 30, 2010, the remaining available balance to borrow against the revolver was $24.6 million.  At September 30, 2010, the Company was in compliance with its loan covenants.

As further discussed in Note 9, the Company has an interest rate swap agreement to mitigate the floating interest rate risk on half of the outstanding term loan.

NOTE 8. FAIR VALUE MEASUREMENTS

The following tables present our assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements
		At September 30, 2010 Using
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Rabbi Trusts	Other noncurrent assets	$1,505	$-	$-	$1,505

Liabilities:
Interest rate swap	Other long-term liabilities	$-	$577	$-	$577

		Fair Value Measurements
		At December 31, 2009 Using
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Rabbi Trusts	Other noncurrent assets	$1,378	$-	$-	$1,378

Liabilities:
Interest rate swap	Other long-term liabilities	$-	$569	$-	$569

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

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)

NOTE 9. DERIVATIVE FINANCIAL INSTRUMENTS

The Company has an interest rate swap agreement that effectively fixes the interest rate on half of the outstanding term loan at 5.60% which includes the applicable margin of 2.00%. The notional amounts of the swap agreement at September 30, 2010 and December 31, 2009 were $12.0 million and $15.0 million, respectively.  The Company recorded a liability to recognize the fair value of the swap which has been accounted for as a component of the accumulated other comprehensive loss as the swap qualifies for hedge accounting.

The fair value effect on the financial statements from derivative instruments designated as a cash flow hedge is as follows:

	September 30,	December 31,
	2010	2009
Other long-term liabilities	$577	$569

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Gain (loss) recognized in other comprehensive income, net of tax	$(2)	$(25)	$(5)	$125

NOTE 10. DEFINED BENEFIT PENSION PLAN

The components of net periodic pension expense for the Company’s defined benefit pension plan are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Interest cost on projected benefit obligation	$1,056	$1,067	$3,163	$3,200
Expected return on plan assets	(1,129)	(964)	(3,345)	(2,892)
Recognized actuarial loss	274	303	824	909
Net periodic pension expense	$201	$406	$642	$1,217

During the third quarter of 2010, the Company made a discretionary contribution payment of $2.8 million to fund the pension plan.

NOTE 11. SHARE-BASED COMPENSATION

On June 2, 2010 the Company’s shareholders approved the 2010 Executive Long-Term Incentive Plan (“2010 ELTIP”) which is administered by the Compensation Committee of the Company.  The Company recorded compensation costs for all share-based compensation as noted in the table below.  Additional information regarding the 2010 ELTIP is included in the Company Proxy Statement under the heading Approval of Executive Long-Term Incentive Plan, filed with the Securities Exchange Commission on Form DEF14 A on April 15, 2010.

Share-Based Compensation Costs

Total share-based compensation recorded in the Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Cost of products and services	$86	$87	$261	$234
Selling, general and administrative	103	106	292	313
Total share-based compensation expense	$189	$193	$553	$547

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)

Stock Option Award Activity

The following table summarizes stock option activity under all plans:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value
Outstanding and exercisable at December 31, 2009	606,843	$9.62	1.5	$981
Granted	30,000	$13.27
Exercised	(115,150)	$8.53
Cancelled	(2,900)	$19.35
Outstanding at September 30, 2010	518,793	$10.02	1.4	$600
Exercisable at September 30, 2010	488,793	$9.82	0.9	$600

As of September 30, 2010 the total unrecognized compensation cost related to stock option awards was $0.2 million which is expected to be amortized over approximately 2.6 years.

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

Expected life.  The expected term was estimated based upon exercise experience made in the past to employees.

Cash proceeds received, the intrinsic value and the total tax benefits realized resulting from stock option exercises were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Amounts realized or received from stock option exercises:
Cash proceeds received	$139	$465	$808	$564
Intrinsic value realized	$21	$114	$419	$137
Income tax benefit realized	$-	$45	$133	$53

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)

Restricted Stock Award Activity

The following table summarizes restricted stock activity:

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value
Nonvested at December 31, 2009	165,701	$9.39
Granted	28,300	$11.00
Vested	(70,978)	$9.80
Cancelled	(16,501)	$9.31
Nonvested at September 30, 2010	106,522	$9.55

The total fair value of restricted shares vested during both three months periods ended September 30, 2010 and 2009 was $0.1 million, and $0.7 million and $0.8 million, respectively, during the nine months then ended. As of September 30, 2010, the total unrecognized compensation cost related to restricted stock awards was $0.8 million, which is expected to be amortized over a weighted-average period of 1.9 years.

NOTE 12. EARNINGS PER SHARE

For the three and nine months ended September 30, 2010 and 2009, basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Unexercised stock options and unvested restricted shares are excluded from this calculation but are included in the diluted earnings per share calculation using the treasury stock method so long as their effect is not anti-dilutive.

For the three and nine months ended September 30, 2010 and 2009, diluted earnings per share are determined by using the weighted average number of common and dilutive common equivalent shares outstanding during the period.  Due to the anti-dilutive effect, approximately 90,000 and 55,800 options to purchase common stock were excluded from the calculation of diluted earnings per share for the three months ended September 30, 2010 and 2009, respectively, and 90,000 and 64,800, respectively, options for the nine months then ended.

The following table illustrates the reconciliation of the weighted average shares outstanding:

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Weighted average shares outstanding - Basic	9,937,470	9,678,983	9,879,905	9,631,659
Diluted effect of stock options and restricted stock grants	123,510	304,842	177,306	208,946
Weighted average shares outstanding - Diluted	10,060,980	9,983,825	10,057,211	9,840,605

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

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)

Major Customers

Revenues from U.S. Government agency customers in aggregate accounted for approximately 93% and 91% of total revenues in the nine months ended September 30, 2010 and 2009, respectively.  No individual agency customer accounted for more than 10% of revenue in the three or nine months ended September 30, 2010 and 2009.

Contract receivables from State and local government agency customers in aggregate accounted for approximately 15% and 33% of total contract receivables at September 30, 2010 and December 31, 2009, respectively.  The outstanding contract receivable balance of the State of Tennessee contract at December 31, 2009 was $18.8 million.  No other individual customer accounted for more than 10% of total contract receivables at September 30, 2010 and December 31, 2009.

Related Party

The Company has a 40% interest in HMRTech which is accounted for using the equity method.  Revenues from HMRTech included in contract revenues for the three and nine months ended September 30, 2010 and 2009 and amounts due from HMRTech included in contract receivables at September 30, 2010 and December 31, 2009 were immaterial.  In addition, HMRTech charged the Company relating to contract work of $0.4 million in both the three months ended September 30, 2010 and 2009, and $1.4 million and $1.0 million, respectively, for the nine months then ended.  At September 30, 2010 and December 31, 2009, the Company had a related payable of $0.6 million and $0.2 million, respectively.

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

On June 28, 2005, a class action employee suit was filed in the U.S. District Court for the District of Massachusetts alleging violations of the Fair Labor Standards Act and certain provisions of Massachusetts General Laws. In July 2010, the Company and the plaintiff agreed upon principle terms of settlement, the cost of which was accrued on the balance sheet as of June 30, 2010.  In October 2010, the Company received an executed settlement agreement by the plaintiff requiring approval by the courts, which is expected to occur during the fourth quarter of 2010.

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

Effective July 19, 2010, DRC sold Metrigraphics for consideration of $2.5 million, which consisted of $1.75 million in cash and $0.75 million in the form of a subordinated note.  In connection with this transaction, we recorded an immaterial loss from the sale in the second and third quarter of 2010.

Industry

We are cognizant of funding challenges and changing priorities of the federal government.  TechAmerica, a leading trade association in the industry, estimates federal spending on information technology will increase slightly in the next five years even as overall defense spending declines.  Growth is likely to be constrained by deficit-cutting measures and uncertainty related to program freezes and the consolidation of data centers.  The federal IT spending is predicted at a compound annual growth rate of 2.8%, from $79.6 billion in fiscal 2011 to $91.3 billion in fiscal 2016.

Customers have moved away from using General Services Administration schedule contracts in favor of agency-wide multiple-award indefinite-delivery, indefinite-quantity multi-year contract vehicles.  Over the past several years, we have won or acquired many of these contracts including the Department of Homeland Security (“DHS”) EAGLE and Professional Program Management Support Services (“PPMSS”) management and IT services contracts, the military health care TRICARE Evaluation, Analysis, and Management Support, or TEAMS, contract, the Air Force Design and Engineering Support Program (“DESP”) II engineering services contract, the Department of Defense-wide Logistics Management Support Services logistics services contract, the Office of Personnel Management Training and Management Assistance contract, and the Alliant government-wide contract.  This year, for three of the contracts, the DHS EAGLE and PPMSS contracts and the Air Force DESP II contract, the government has or is expected to solicit proposals for follow-on multi-year multiple award ID/IQ contracts with the award of new contracts anticipated to be made in 2011.

In recent years, there has been an increase in the portion of contracts issued on a fixed price basis, compared with time and materials or cost-plus, in an effort to reduce the risk to the government of cost overruns.  We believe our contract cost management capabilities are strong and view this trend as favorable to the Company.  The amount of our revenue derived from fixed price contracts in the third quarter of 2010 was 45%, up from 40% in the same period in 2009.

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

RESULTS OF OPERATIONS

Operating results expressed as a percentage of total revenue are as follows:

	Three Months Ended September 30,
	2010			2009
(in millions)	$(1)	%(1)		$(1)	%(1)
Revenue	$68.4			$67.5

Gross profit	$10.8	15.8%		$10.6	15.7%
Selling, general and administrative	5.2	7.6%		5.8	8.5%
Amortization of intangible assets	0.4	0.6%		0.8	1.2%
Operating income	5.2	7.6%		4.1	6.0%
Interest expense, net	(0.3)	(0.5)%		(0.4)	(0.6)%
Other income, net	0.2	0.2%		0.3	0.4%
Provision for income taxes	2.0	40.1%	(2)	1.0	25.5%	(2)
Effect of discontinued operations, net of taxes	0.1	0.1%		0.1	0.1%
Net income	$3.1	4.5%		$3.0	4.4%

	Nine Months Ended September 30,
	2010			2009
(in millions)	$(1)	%(1)		$(1)	%(1)
Revenue	$202.3			$202.8

Gross profit	$31.7	15.7%		$33.0	16.3%
Selling, general and administrative	16.2	8.0%		18.3	9.0%
Amortization of intangible assets	1.2	0.6%		2.8	1.4%
Operating income	14.4	7.1%		12.0	5.9%
Interest expense, net	(1.1)	(0.5)%		(1.5)	(0.8)%
Other income, net	0.2	0.1%		0.6	0.3%
Provision for income taxes	5.2	38.4%	(2)	4.0	36.2%	(2)
Effect of discontinued operations, net of taxes	0.4	0.2%		(0.3)	(0.1)%
Net income	$8.7	4.3%		$6.8	3.3%

(1)	Totals may not add due to rounding.
(2)	The percentage of provision for income taxes relates to a percentage of income from continuing operations before income taxes.

Revenues

We reported total revenue of $68.4 million and $67.5 million in the three months ended September 30, 2010 and 2009, respectively. Total revenues for the third quarter of 2010 represent an increase of $0.9 million, or 1.4%, from the same period in 2009.  Total revenues for the nine months ended September 30, 2010 and 2009 were $202.3 million and $202.8 million, respectively, a decrease of $0.5 million, or 0.3%.

Revenues have been reclassified to conform to current period presentation.  Revenues were earned from the following sectors:

				Nine Months
	Three Months Ended			Ended
	March 31,	June 30,	September 30,	September 30,
(in millions)	2010 (1)	2010 (1)	2010 (1)	2010 (1)
National defense and intelligence agencies	$44.3	$40.6	$45.5	$130.4
Homeland security	12.9	13.2	13.5	39.7
Federal civilian agencies	6.0	6.2	5.4	17.6
Total revenue from federal agencies	63.2	60.0	64.4	187.6
State and local government agencies	5.4	5.3	4.0	14.7
Other	0.0	0.0	0.0	0.0
Total revenue	$68.6	$65.3	$68.4	$202.3

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Fiscal
(in millions)	2009 (1)	2009 (1)	2009 (1)	2009 (1)	2009 (1)
National defense and intelligence agencies	$40.5	$40.9	$41.5	$40.4	$163.2
Homeland security	13.4	14.2	13.9	13.1	54.6
Federal civilian agencies	7.4	6.6	6.0	6.4	26.5
Total revenue from federal agencies	61.3	61.6	61.4	60.0	244.3
State and local government agencies	5.8	6.5	6.0	5.7	24.0
Other	0.1	0.1	0.1	0.1	0.3
Total revenue	$67.2	$68.1	$67.5	$65.8	$268.7

(1)	Totals may not add due to rounding.

Federal revenue included revenue derived from 8(a) contracts received with the 2008 Kadix acquisition of $0.3 million and $0.9 million in the third quarter of 2010 and 2009, respectively, and $1.1 million and $4.8 million, respectively, for the nine months then ended.  Absent the effect of 8(a) contract expirations, federal revenue grew by 5.9% and 3.9% in the third quarter and first nine months of 2010, respectively, over the comparable period in 2009.

During the third quarter and first nine months of 2010, we lost 24 and 68 billable positions, respectively, to the government’s in-sourcing and related cost reduction initiatives.  While the Department of Defense has announced a discontinuation of in-sourcing, we anticipate the in-sourcing initiatives which were underway at the time of announcement will continue, and these may result in additional in-sourcing of an estimated 20 positions in the fourth quarter of 2010 or the first quarter of 2011.  In total, we continue to project the total affect of the government’s in-sourcing initiative at 80 to 100 positions, equating to annualized revenue of approximately $15 million.

Revenues from state and local government agencies declined in the third quarter and first nine months of 2010 compared to the same periods in 2009 primarily due to the our child welfare system contract with the State of Tennessee, which deployed in September 2010.  Revenues for the Tennessee contract were $0.6 million and $3.5 million in the third quarter of 2010 and 2009, respectively, and $5.0 million and $11.1 million, respectively, for the nine months then ended.

Revenues by contract type as a percentage of revenues were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Fixed price, including service type contracts	45%	40%	45%	38%
Time and materials	34	41	34	43
Cost reimbursable	21	19	21	19
	100%	100%	100%	100%

Prime contract	73%	70%	72%	71%
Sub-contract	27	30	28	29
	100%	100%	100%	100%

Backlog and Bookings

Our backlog position was as follows:

	September 30,	December 31,
(in millions)	2010	2009
Backlog:
Funded	$158.0	$158.5
Unfunded	268.2	276.0
Total	$426.2	$434.5

Funded bookings were $95.4 million and $73.7 million in the three-month periods ending September 30, 2010 and December 31, 2009, respectively, and generated a book-to-bill ratio of approximately 1.4 to 1 and 1.1 to 1, respectively.  The ending funded backlog as of September 30, 2010 and December 31, 2009 covered approximately 6.9 and 7.2 months of revenue, respectively. We expect that substantially all of our funded backlog at September 30, 2010 will generate revenue during the subsequent twelve month period. The funded backlog generally is subject to possible termination at the convenience of the contracting party. Contracts are generally funded on an annual basis or incrementally for shorter time periods.

Gross Profit

Total gross profit was $10.8 million and $10.6 million for the third quarter of 2010 and 2009, respectively, resulting in a gross margin of 15.8% and 15.7%, respectively.  For the first nine months of 2010 and 2009, gross profit was $31.7 million and $33.0 million, respectively, resulting in a gross margin of 15.7% and 16.3%, respectively.  The decrease in gross profit margin was a result of lower direct labor content of revenue which resulted primarily from government in-sourcing and was partially offset by indirect cost efficiencies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $5.2 million and $5.8 million in the third quarter of 2010 and 2009, respectively, and $16.2 million and $18.3 million, respectively, in the nine months then ended. Selling, general and administrative expenses as a percent of total revenue in the third quarter of 2010 and 2009 were 7.6% and 8.5%, respectively, and 8.0% and 9.0%, respectively, in the nine months then ended. The decrease in selling, general and administrative expenses in 2010 was due to a reduced level of administrative staff and lower facility costs and legal fees.

Amortization of Intangible Assets

Amortization expense was $0.4 million and $0.8 million in the third quarter of 2010 and 2009, respectively, and $1.2 million and $2.8 million, respectively, in the nine months then ended.  The decrease in amortization expense primarily relates to the intangible assets acquired from our 2004 acquisition of Impact Innovations which fully amortized in the third quarter of 2009. Amortization expense for the fourth quarter of 2010 is expected to be approximately $0.4 million.

Interest Expense, net

Net interest expense was $0.3 million and $0.4 million in the third quarter of 2010 and 2009, respectively, and $1.1 million and $1.5 million, respectively, for the nine months then ended. The decrease in interest expense was due to lower debt levels and interest rates during 2010.

Other Income, net

Other income, net of expenses consists of our portion of earnings in HMRTech, gains and losses realized from our deferred compensation plan and results from other non-operating transactions, all of which were immaterial to our results.

Provision for Income Taxes

We recorded income tax provisions of $2.0 million and $1.0 million in the third quarter of 2010 and 2009, respectively, and $5.2 million and $4.0 million, respectively, for the nine months then ended.  The effective income tax rate was 38.4% in the first nine months of 2010 and 36.2% in the first nine months of 2009.  On April 5, 2010, we received a tax refund of $0.3 million related to 2003 tax deductions, which we recorded in the first quarter of 2010.  Absent the refund, our effective tax rate for the first nine months of 2010 was 40.3%. The 2009 effective tax rate was favorably affected by an adjustment to the Company’s unrecognized tax benefits and a reduction of state tax expense associated with the filing of the 2008 tax returns.

LIQUIDITY AND CAPITAL RESOURCES

The following discussion analyzes liquidity and capital resources by operating, investing and financing activities as presented in our Consolidated Statements of Cash Flows. Our principal sources of liquidity are cash flows from operations and borrowings from our revolving credit facility. At September 30, 2010, the borrowing capacity available under our revolver was $24.6 million.

Our results of operations, cash flows and financial condition are subject to trends, events and uncertainties, including demands for capital to support growth, economic conditions, government payment practices and contractual matters. Our need for access to funds is dependent on future operating results, our growth and acquisition activity and external conditions.

We have evaluated our future liquidity needs, both from a short-term and long-term basis.  We believe we have sufficient funds to meet our working capital and capital expenditure needs for the short term. Cash on hand plus cash generated from operations along with cash available under our line of credit is expected to be sufficient in 2010 to service debt, finance capital expenditures, pay federal and state income taxes and fund the pension plan, if necessary. To provide for long-term liquidity, we believe we can generate substantial positive cash flow, as well as obtain additional capital, if necessary, from the use of subordinated debt or equity. In the event that our current capital resources are not sufficient to fund requirements, we believe our access to additional capital resources would be sufficient to meet our needs.

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

At September 30, 2010 and December 31, 2009, we had cash and cash equivalents aggregating $22.5 million and $0.1 million, respectively. The increase in our cash and cash equivalents is primarily due to the collections on our contract with the State of Tennessee.

Operating Activities

Net cash provided by operating activities from continuing operations totaled $31.5 million in the first nine months of 2010 compared to $0.6 million in the same period of 2009. The cash provided by operating activities in 2010 was primarily attributable to the collections of contracts receivables and net earnings realized.

Contract receivables were $52.1 million at September 30, 2010, or 68 days sales outstanding (“DSO”), compared to $72.6 million, or 99 days at December 31, 2009. Billed receivables decreased $7.2 million and unbilled receivables decreased $13.2 million in the first nine months of 2010.  Federal business DSO, which excludes the effect of our state contracts, was 61 days at September 30, 2010 compared to 73 days at December 31, 2009.  The states of Ohio and Tennessee had a combined contract receivable balance outstanding of $2.2 million and $19.9 million at September 30, 2010 and December 31, 2009, respectively.  In the first nine months of 2010, we received $22.7 million in payments from the State of Tennessee.  We anticipate receipts of an additional $0.3 million from the State of Tennessee in the fourth quarter of 2010.

Our net deferred tax asset was $3.7 million at September 30, 2010 compared to a net deferred tax liability of $2.8 million at December 31, 2009.  The increase in the deferred tax asset was due to a decline in unbilled receivables related to our contract with the State of Tennessee.  We paid $5.7 million in income taxes, net of a $3.2 million refund, in the first nine months of 2010.  In July 2010, we received $3.0 million from a federal net operating loss carryback claim.  Currently we anticipate additional income tax payments of $2.3 million in the fourth quarter of 2010.

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

Share-based compensation was $0.6 million and $0.5 million in the first nine months of 2010 and 2009, respectively.  As of September 30, 2010 the total unrecognized compensation cost related to restricted stock and stock option awards was $0.8 million and $0.2 million, respectively, which is expected to be amortized over approximately 1.9 years and 2.6 years, respectively.

Non-cash amortization expense of our acquired intangible assets was $1.2 million and $2.8 million in the first nine months of 2010 and 2009, respectively.  We anticipate that non-cash expense for the amortization of intangible assets will remain at a comparable level for the fourth quarter of 2010.  We expect capital expenditure to be approximately $0.8 million in the fourth quarter of 2010.

Investing Activities

Net cash used in investing activities from continuing operations was $2.0 million and $5.9 million in the first nine months of 2010 and 2009, respectively. The net cash used in 2010 primarily comprised of capital expenditures of $4.3 million, partially offset by proceeds of $1.8 million from the sale of Metrigraphics.  The net cash used in 2009 primarily consisted of additional consideration paid of $4.3 million as part of the Kadix acquisition and capital expenditures of $2.2 million.

Financing Activities

Net cash used in financing activities was $6.7 million and $0.8 million in the first nine months of 2010 and 2009, respectively.  The amount of cash used in both periods included payments of $6.0 million under our term loan.  During the first nine months of 2010, we also made net repayments of an additional $2.0 million on our revolver compared to $4.3 million of net borrowings during the same period in 2009.

The average daily borrowing on our revolver for the first nine months of 2010 and 2009 was $1.3 million and $2.0 million, respectively, at an interest rate of 3.25% for both periods.  The average outstanding balance of combined term loan and swap agreement during the first nine months of 2010 and 2009 was $27 million and $35 million, respectively, at an average interest rate of 3.97% and 4.37%, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

A description of recent accounting pronouncements are referenced in Note 2 of our Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk associated with our term loan and revolver, where interest payments are tied to either the LIBOR or prime rate.  The interest rate at September 30, 2010 on our $24 million term loan outstanding was 2.53%. The interest rate on our swap agreement effectively fixes the interest rate on half of our outstanding term loan at 5.60%, which includes the current applicable margin of 2.00%. At any time, a sharp rise in interest rates could have an adverse effect on net interest expense as reported in our consolidated statements of operations. Our potential loss over one year that would result in a hypothetical and instantaneous increase of one full percentage point in the interest rate on half of our term loan would increase annual interest expense by approximately $0.1 million.

In addition, historically our investment positions have been relatively small and short-term in nature.  We typically invest excess cash in money market accounts with original maturities of three months or less with no exposure to market interest rates. We have no significant exposure to foreign currency fluctuations. Foreign sales, which are nominal, are primarily denominated in U.S. dollars.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) evaluated, together with other members of senior management, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2010; and, based on this review, the Company’s CEO and CFO concluded that, as of September 30, 2010, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by it in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarterly period ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In July 2010, the Company and the plaintiff for a class action employee suit agreed upon principle terms of settlement, the cost of which was accrued on the balance sheet as of June 30, 2010.  In October 2010, the Company received an executed settlement agreement by the plaintiff requiring approval by the courts, which is expected to occur during the fourth quarter of 2010.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth all purchases made by us or on our behalf by any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the third quarter of 2010.  All shares repurchased were not part of a publicly announced share purchase program and represent shares repurchased to cover payroll withholding taxes in connection with the vesting of restricted stock awards.

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased as	of Shares that
	Total	Average	Part of	May Yet Be
	Number	Price	Publicly	Purchased
	of Shares	Paid Per	Announced	Under the
Period	Purchased	Share	Programs	Programs
July 1, 2010 to July 31, 2010	190	$12.62	-	$-
August 1, 2010 to August 31, 2010	7,129	$9.96	-	-
September 1, 2010 to September 30, 2010	1,017	$10.48	-	-
Total	8,336	$10.09	-	$-

ITEM 6. EXHIBITS

The following Exhibits are filed or furnished, as applicable, herewith:

18.1	Letter re change in accounting principles

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNAMICS RESEARCH CORPORATION
(Registrant)

Date: November 3, 2010	/s/ David Keleher
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: November 3, 2010	/s/ Shaun N. McCarthy
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)