Form 10-K
period 2010-12-31
DYNAMICS RESEARCH CORP
filed 2011-02-28
CIK 30822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
The aggregate market value of the registrant’s common stock, $0.10 par value, held by nonaffiliates of the registrant as of June 30, 2010, was $85.4 million based on the reported last sale price per share of $10.11 on that date on the NASDAQ Global Market. As of February 25, 2011, 10,078,718 shares of the registrant’s common stock, $0.10 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement involving the election of directors, which is expected to be filed within 120 days after the end of the registrant’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K (“Form 10-K”).

INFORMATION RELATED TO FORWARD-LOOKING STATEMENTS

Some of the statements under “Business”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere in this Form 10-K contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, regarding future events and the future results of Dynamics Research Corporation (“DRC”) that are based on current expectations, estimates, forecasts and projections about the industries in which DRC operates and the beliefs and assumptions of the management of DRC.  Words such as “anticipates”, “believes”, “estimates”, “expects”, “intends”, “plans”, “projects”, “may”, “will”, “should” and other similar expressions are intended to identify such forward-looking statements.  These forward-looking statements are predictions of future events or trends and are not statements of historical matters.  These statements are based on current expectations and beliefs of DRC and involve a number of risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document or in the case of the statements incorporated by reference.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Form 10-K under the section entitled “Risk Factors”.  Except to the extent required by applicable law or regulation, DRC undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

DYNAMICS RESEARCH CORPORATION
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2010

PART I

ITEM 1. BUSINESS

CORPORATE OVERVIEW AND STRATEGY

Dynamics Research Corporation is a leading provider of innovative management consulting, engineering and information technology (“IT”) services and solutions to federal and state governments.

Our go-to-market strategy is sharply focused within each of four dimensions:

•
Solutions.  We deliver high-value differentiated solutions to our clients.  Our five areas of differentiated expertise are business transformation, information technology, training and performance support, management services and engineering services.  We believe our solutions align well with the needs of our government customers today through improved efficiencies and effectiveness, procurement reform, transformational and technology based changes, and ongoing, changing security threats.

•
Markets and Customers.  We target markets, which based on long-term market force drivers, have sustained government projected demand for services.  We select customers from the spectrum of federal government departments and agencies in our target growth markets with needs that well match the solutions we provide.  Currently our target growth markets include homeland security, healthcare, cyber security, intelligence and financial/regulatory reform.  In 2010 approximately 60% of our revenue was derived from clients in these markets and selected high growth areas of defense such as unmanned aerial systems and force readiness and training. Our 2010 revenue derived from these markets grew 12% over 2009.

•
Prime Government and Agency-Wide Contracts.  We hold an enviable portfolio of government and agency-wide multiple award schedule indefinite delivery/indefinite quantity ("ID/IQ") task order contracts.  Today, these types of contracts are the federal government’s preferred means of procurement for services.

•	Acquisitions. We use acquisitions, funded through both operationally generated cash and leverage, to strengthen our position in our target growth markets.

Our position as a leading mid-size company allows us to bring to bear the personnel, technology resources and industry standard practices of a large company with the responsiveness of a small company. Rather than force a pre-packaged solution, we listen to our customers and develop tailored solutions based on proven industry practices and lessons learned in hundreds of successful engagements.  We offer forward-thinking solutions backed by a history of excellence and customer satisfaction.

Founded in 1955 and headquartered in Andover, Massachusetts, DRC has approximately 1,300 employees located throughout the United States.  DRC operates as a parent corporation and through its wholly owned subsidiaries, Kadix Systems, LLC, H.J. Ford Associates, Inc. and DRC International Corporation. Unless the context otherwise requires, references in this Form 10-K to “DRC”, “we”, “us” or “our” refer to Dynamics Research Corporation and its subsidiaries.

As of December 31, 2010, our only reportable business segment was Systems and Services.

SOLUTIONS

Business Transformation

We provide a comprehensive set of services and tools for rapidly transforming organizations and significantly improving organizational performance. Our services in this area include applying proven, repeatable processes, such as Lean Six Sigma and Theory of Constraints, to the entire life cycle of business transformation and aligning improvements with overall organizational objectives and strategies. We provide web-based collaborative decision making tools and facilities that enable participants in different locations to quickly and cost-effectively participate in the transformation process. We have an established track record in providing our business transformation customers with high returns on their investment and positive impacts on performance. Because we have no pre-selected solution or proprietary software packages to sell, we tailor our processes and tools to meet each customer’s unique needs.

Information Technology

DRC provides a range of processes and tools to develop, sustain, manage and govern complex information systems.  Our areas of practice include enterprise architecture, software engineering, IT infrastructure management, application development and sustainment, web services, IT governance, information assurance and cyber security, IT support services such as change management, quality assurance and testing, automated case management, and data engineering.

We develop software using Capability Maturity Model Integration for Development Maturity Level 3 processes and provide services to support the ongoing development and subsequent maintenance of an organization's enterprise architecture. We offer a comprehensive set of services for managing and implementing IT infrastructures for Government organizations based on the International Organization for Standardization (“ISO”) 20000-1:2005 for IT Service Management.

DRC provides integrated processes and services to help Government agencies govern their IT systems in accordance with various Government regulatory requirements such as Capital Planning and Investment Control and the Federal Information Security Management Act. We also provide a set of information assurance cyber security services, which includes management support, operational support and technical support for the identification and mitigation of security risks.

Training and Performance Support

Our training solutions are an integral part of a broader assessment of human performance within an organization or system. Our methodology integrates industry best practices in human performance assessment of organizations, instructional systems development, and human systems integration of complex systems. Our training encompasses individual training as well as team training. We are an industry leader in the development of team training applications for mission critical teams. Our training solutions include training/task analysis, high-performance team training, web-based training and automated training management. As part of our integrated methodology, we also identify, develop and deliver a variety of additional human performance improvement solutions, including electronic performance support systems, job/task redesign user interface change, organizational redesign and resource reallocation.

Our strategic human capital, workforce planning and performance management solutions help transform the cultures of Federal agencies so they become less hierarchical, process-oriented, stove-piped and inwardly focused; and more flat, results-oriented, integrated, and externally focused. DRC combines the best commercial and Government sector approaches to deliver innovative human capital solutions that address the challenges facing our clients today.

Management Services

We provide a comprehensive set of solutions to support the management of complex programs throughout their life cycle, providing expertise in program management, business, cost, financial management, acquisition management, engineering and logistics services, audit support and remediation services, communications services and training.

Engineering Services

We provide engineering services to support the design, testing, manufacturing and integration of advanced components and complex systems. Our areas of engineering expertise include: (i) item unique identification methodologies, (ii) technical manual configuration and control, (iii) manufacturing, repair and overhaul engineering including technical assessment of these processes, and (iv) GPS receiver products, which comply with the Navigation Satellite Timing and Ranging Joint Program Office performance specification for standard electronic module Type E GPS receivers.  These GPS receiver products are powerful and versatile modules that provide robust GPS solutions used for navigation and for hot starting the embedded GPS receivers of precision guided munitions.

MARKETS

We target markets which based on long-term market force drivers, have sustained government projected demand for services.  We select customers from the spectrum of federal government departments and agencies in our target growth markets with needs that well match the solutions we provide.  Currently our target growth markets include homeland security, healthcare, cyber security, intelligence and financial/regulatory reform.  We also serve the (i) command and control, surveillance and reconnaissance, and (ii) force and weapons systems readiness markets, including training, performance support, human capital, logistics, transportation, life-cycle systems management, repair and maintenance.

In 2010 approximately 60 % of our revenue was derived from clients in these markets and selected high growth areas of defense such as unmanned aerial systems and force readiness and training. Our 2010 revenue derived from these markets grew 12% over 2009.

We believe our core capabilities are well aligned with the types of services and solutions for which the government has increasing demands including: (i) improved efficiencies and effectiveness (ii) procurement reform (iii) transforming the delivery of government services through organizational change, process improvement and technological change and (iv) responding to rapidly changing security threats.

We are cognizant of funding challenges and changing priorities of the federal government.  Federal IT spending grew 6.8%, 4.6% and 2.4% for 2008, 2009 and 2010 government fiscal years, respectively.  For fiscal year 2011 the federal government is currently operating under continuing resolution, which generally authorizes Departments to operate at expenditure levels approved in the previous fiscal year budget cycle, but tends to delay funding of current programs and restrict initiation of new programs.  Under the current continuing resolution, Federal IT spending for the current fiscal year 2011 is projected at $78.5 billion, an increase of 0.7% over fiscal year 2010.  The Administration’s budget request for fiscal year 2012 included IT spending growth of 1.3% over the current projected levels of spending for fiscal year 2011 under the continuing resolution.

The federal government also has set high priority and is initiating programs focused on strengthening the government workforce with particular emphasis on personnel responsible for acquisition, such as, acquiring products and services for the government.  The government has set targets for adding to the government workforce with some of these positions coming from a reduction in the number of contractor positions supporting the government, known as in-sourcing.  We have experienced a modest reduction in positions and revenue from in-sourcing on our business and anticipate continuation of this program in 2011.  We also are seeing increasing demand for human capital and training solutions in support of government initiatives to strengthen the federal workforce.

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

MAJOR CUSTOMERS

Our 2010 revenue was derived 66.1% from the national defense and intelligence sector, 18.5% from homeland security, 8.8% from other federal civilian agencies and 6.6% from state and local governments.

National Defense and Intelligence Sector

U.S. Air Force customers constituted the largest component of our national defense and intelligence revenue in 2010, representing approximately 25% of total revenue, while U.S. Army revenue represented 19%, U.S. Navy revenue represented 9% and revenue from other agencies represented 13% of total revenue. The work we perform for our major customers in this sector is described below.

U.S. Air Force Customers

Materiel Command, Aeronautical Systems Center

The Aeronautical Systems Center (“ASC”), headquartered at Wright-Patterson Air Force Base, is responsible for research, development, testing, evaluation, acquisition and life cycle management of aeronautical systems and related equipment for the Air Force.

We support ASC system program offices with program management, logistics, engineering, acquisition management, analytical, and administrative services for both the United States Air Force and various foreign military sales programs. The active programs we currently support include the Medium Altitude Unmanned Aircraft Systems (Predator/Reaper), Reconnaissance Systems, F-16, F-22, B-2, C-17 and Special Operations Forces.

Materiel Command, Electronic Systems Center

The mission of the U.S. Air Force Electronic Systems Center (“ESC”), headquartered at Hanscom Air Force Base in Bedford, Massachusetts, is to serve as the center of excellence for command and control and information systems to support the U.S. Air Force and the DoD.

In December 2010, we were one of six awardees for the NETCENTS-2 Enterprise Integration and Service Management (“EISM”) $460 million contract.  Through the EISM contract the Air Force is expected to procure IT portfolio management analyses, enterprise-wide and cross-domain engineering and architectural analyses, enterprise business process reengineering solutions, enterprise service standards and processes, service performance assessments and scalability planning, and services to develop plans and strategies to implement new service oriented architectures.

We provide technical and subject matter experts supporting the implementation of the Air Force’s Expeditionary Combat Support System.

We provide software maintenance, sustainment and enhancement services in support of the Air Force Weapons Systems Management Information System (“WSMIS”). WSMIS is the Air Force’s operational system for global tracking of Air Force parts and weaponry. We also support the integration of WSMIS with other Air Force systems and initiatives.

We evaluate system requirements, provide technical services, support the integration of products into airborne and ground weapons systems, and provide management services supporting ESC systems program offices, including the Multi-Platform Radar Technology Insertion Program and Airborne Warning and Control Systems programs.

Materiel Command, Depot Operations

We perform engineering logistics, IT management, operations analyses, systems engineering and technical services for the U.S. Air Force’s Air Logistics Centers at Tinker and Hill Air Force Bases in Midwest City, Oklahoma and Ogden, Utah, respectively, supporting the B-1B, the B-52, the C-5 and the KC aircraft programs.

We provide developmental research and engineering services and solutions for the Item Unique Identification umbrella program for Air Force depots. We provide comprehensive analysis of tagging and labeling methods, including detailed studies of adhesives durability in operational environments. Our efforts assist in the identification of state-of-the-art asset tracking technology and help improve asset tracking throughout the life cycle of all DoD assets.

Materiel Command, Global Logistics Support Center

We provide data quality support services that identify and eradicate faulty data anomalies associated with Air Force logistics systems. As part of this ongoing program, we determine the extent of interface and system data quality problems, identify discrepancies, initiate corrections and provide visibility of data as well as maintain web applications that assist in the tracking, scanning and organizing of data to identify anomalies in the system and correct them.

Air Combat Command

Since 2006, we have been assisting Lockheed Martin with the development and implementation of a new Air and Space Operations Center (“AOC”) operating system which integrates more than 20 systems into a common hardware and software baseline. We also provide on-going support to current AOC systems at Langley Air Force Base in Hampton, Virginia.

We provide the Air Force Command and Control Integration Center with engineering services and program management support for the Air Force Tactical Data Link program. We also provide scientific and technical services for the engineering and integration of warfighter vocabularies.

Air Mobility Command

We provide program planning, enterprise architecture, systems engineering, decision support, logistics thought leadership, subject matter expertise and business analysis services to the Air Mobility Command.

U.S. Army Customers

Training and Doctrine Command

We are one of five prime contractors awarded the Training, Doctrine and Combat Development ID/IQ contract, which has a ceiling of $97 million to provide training, doctrine and combat development to the U.S. Army Armor Center at Fort Knox, Kentucky. DRC provides training development support to the Heavy Brigade Combat Teams

(“HBCT”) as the Army transitions the Armor Center from Fort Knox to the Maneuver Center of Excellence at Fort Benning, Georgia. We are developing the architecture and automated tools for the U.S. Army Armor Center knowledge management continuity effort and executing the plan to transition knowledge to the Maneuver Center of Excellence.

For the Maneuver Center of Excellence, we develop and revise the Army tactics, techniques and procedures manuals and training products.  We also support the Armor School's HBCT Tactical Leader Course.  For the Human Capital Enterprise we prepared a comprehensive analysis to improve human capital systems and processes.

We assisted in writing the Joint Capabilities Integrated Development System documents for the Army’s HBCT, security and reconnaissance acquisition programs.

We assist the U.S. Army Training and Doctrine Command Analysis Center at Fort Leavenworth, Kansas in conducting studies and analysis to advance U.S. Army doctrine, organization, training, material, leadership, personnel and facilities ideas associated with U.S. Army transformation. We help develop, manage, operate and maintain the tools, scenarios, data and simulation needed to enable the analysis.

Army Research Institute

For the Army Research Institute we evaluate training courses and materials and gauge their ability to train soldiers to achieve mission objectives. We provide training requirements analysis, training programs and evaluation tools and methods, which enable Army units to utilize digital training programs and advanced distributed learning approaches.

Medical Research Institute for Chemical Defense

The mission of the U.S. Army Medical Research Institute for Chemical Defense is to develop medical countermeasures to chemical warfare agents and to train medical personnel in the medical management of chemical casualties.

For the Medical Research Institute for Chemical Defense, we maintain courseware, modify course content and descriptions and track courses. We provide academic outreach and communications program support to retain, recruit, transition, and provide outreach and education to new talent acquired through internships, the Oak Ridge Institute for Science and Education and the National Research Council.

Software Engineering Center

We provide business consulting, software product development and sustainment support to the Army Software Engineering Center. We modernized the Army Food Management Information System to better serve its customers and to manage food services for 350 dining facilities and 53 Army/Army Reserve installation operations worldwide. We have assisted in strategic planning, functional requirements gathering and the evaluation of commercial food service software and have lead the development and integration of commercial and custom-developed software.

Aviation / Missile Command

We provide programmatic consulting, engineering and logistics management to the U.S. Army Materiel Command and U.S. Army program executive officers for acquisition of major weapon systems. Our engineers analyze and review airframe, avionics, aeromechanics and propulsion issues for U.S. Army project managers, provide logistics and fielding support, and prepare electronic technical manuals for rotary and fixed-wing aircraft systems. We also support other U.S. Army activities with acquisition logistics, systems engineering and other related program management services for the U. S. Army Aviation and Missile Command and Communications-Electronics Command.

U.S. Navy Customers

Naval Surface Warfare Center

We design, develop, secure, maintain, and enhance the networks for this client, providing information assurance and cyber security services.

Naval Air System Command

For the Naval Air System Command we provide assistance in implementing AIRSpeed, the Navy’s continuous improvement initiative for improving the operational effectiveness of naval aviation maintenance and supply. We provide Lean Six Sigma training and technical support services for maintenance facilities around the world.

Office of Naval Research

We provide engineering, IT and business transformation services to two Office of Naval Research programs, Manufacturing Technology and Lean Pathways.

United States Marine Corps Systems Command

We provide the Marine Corps Systems Command with software support services for the Marine Corps' SPA Module. The SPA Module, developed for the SIPRNet, provides operational force commanders with an effective tool to accurately and timely account for deployed personnel under their cognizance.

Other Defense Agency Customers

Maryland Procurement Office

We provide business process reengineering, records management and workflow application development and implementation solutions to this client.

Defense Logistics Agency

We are helping the Defense Logistics Agency fully implement a continuous process improvement infrastructure, which will achieve better efficiency, effectiveness and flexibility of the agency's logistical and technological services. Our Lean Six Sigma credentialed staff provides the methodologies, tools and expertise to implement business improvement practices which have already led to improvements such as reduced cycle times for critical agency processes.

Office of Assistant Secretary of Defense for Health Affairs

In 2008, we were awarded a ten-year ID/IQ contract by the Office of the Assistant Secretary of Defense for Health Affairs, which includes the TRICARE Management Activity. The TEAMS contract provides a vehicle for obtaining services in support of policy development, decision-making, management and administration, program and/or project management and administration. We were one of 23 companies awarded the TEAMS contract, which has a total ceiling value of $5 billion.

We have won a number of task orders under the contract supporting the TRICARE Traumatic Brain Injury and Psychological Health Program, the Defense Center of Excellence, the Military Medical Support Office, the Northern Regional Medical Command, the Military Health System Strategic Communications Office and the Walter Reed Army Medical Center. DRC provides program management, program evaluation and analysis, clinical support, project coordination and administrative services.

Defense Media Activity Office

We provide the Defense Media Activity office with thought leadership, analysis, and technical expertise on emerging media options and creative services in the form of writing, editing, videography and web site design and development.

U.S. Transportation Command

We provide logical and physical data modeling expertise, data engineering and management support services to the U.S. Transportation Command.

Missile Defense Agency

The Missile Defense Agency is chartered with developing the future space-based missile defense capabilities. We provide research on manufacturability and productability to this client under multi-year contracts.

Joint Strike Fighter (F-35) Program Office

Our work encompasses a variety of services in the areas of logistics, strategic planning, business operations management and technical assessment and analysis. We assist in the evaluation and development of acquisition and sustainment strategies, provide analytical support for government validation and verification of the autonomic logistics system and provide technical support for model enhancement, business process improvement initiatives and recommendations for performance-based program metrics that capture operational and supportability requirements.

Department of Homeland Security

We provide solutions and services to all seven major DHS components, as well as department level offices.

Department of Homeland Security Headquarters, Office of the Chief Information Officer

We deliver management services assisting the DHS Office of the Chief Information Officer (“OCIO”) with IT policy and planning, investment and portfolio management, enterprise architecture, information assurance and IT security, and information sharing. We also provide oversight and assessment services for the IT Services Office. We work closely with portfolio owners to resolve conflicts and facilitate agreements among competing interests and provide a neutral perspective to decision-makers who need to choose specific technology and mission targets. We also provide capital planning and investment training.

We provide enterprise architecture services, which help improve organizational performance and core business processes, ensure that investments are cost-effective and mission-focused and that its IT programs and assets are well-managed to maximize their return on investment.

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

Immigration and Customs Enforcement

We provide business engineering services, technical support, design and architectural support required to assist with the development of enterprise and system-level architectures for the Office of the Chief Information Officer for Immigration and Customs Enforcement (“ICE”). The tasks include system and software engineering, systems integration, system security and program documentation required for continued software support and requirements management. We support the ongoing development and subsequent maintenance of the ICE enterprise architecture planning artifacts. The enterprise solution we are helping to develop provides the framework for fully integrating ICE systems and provides the basis for continuously evaluating and assessing transformation efforts.

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

DRC provides mission and capabilities analysis for Coast Guard modernization projects identifying and aligning strategic, operational and tactical mission and task requirements.

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

Customs and Border Protection

We develop functional Web-based training courseware to meet the training and simulation needs of the Customs and Border Protection Office of Air & Marine. We designed, implemented and currently maintain their OpSTAR network to meet the training, distribution and tracking needs of the National Air Training Center. We also provide flight training support, tactical scenario based instruction, and meet other related training needs. We also developed and support the Customs and Border Protection’s Procurement Directorate Knowledge Management System.

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

Transportation Security Administration

We provide project and program management, business process improvement and knowledge management solutions to the Transportation Security Administration’s National Explosives Detection Canine Team Program which deters and detects the introduction of explosive devices into the transportation system. DRC serves as Information System Security Officer for several Transportation Security Administration mission-critical applications, including SABRE and the Staffing Allocation Model Forecasting Tool, a modeling application that analyzes incoming flight data to calculate the staffing levels needed to operate security operations for more than 470 airports.

United States Secret Service

We provide the United States Secret Service Chief Information Security Officer with information assurance and system security services and solutions.

Federal Civilian Agencies

Pension Benefit Guaranty Corporation

The Pension Benefit Guaranty Corporation Enterprise Program Management Office has a mission to maintain corporate integrated IT Governance and Management framework policies, processes, procedures, standards and guidelines. We help the Office meet its quality management objectives through the conduct of compliance audits and the development and implementation of continuous improvement programs.

Federal Deposit Insurance Corporation

The Federal Deposit Insurance Corporation (“FDIC”) is striving to continually improve the overall operating efficiency and effectiveness of its IT resources. Through our business analysis and management support services, we identify opportunities for improved efficiency and effectiveness of its IT resources. We also are providing training systems development solutions to the FDIC.

Office of Personnel Management

We provide human capital and training support to the Office of Personnel Management.

Internal Revenue Service

We provide the Internal Revenue Service (“IRS”) IT support to the Enforcement Revenue Information System where we provide independently-assessed CMM Level 3 IV&V support.

We also supply the IRS with professional support and consulting services to the Transition Management Office which does organizational preparedness assessments for application implementation.

In late 2010, we were one of thirty-three recipients of a prime contract award for the ten-year, $4 billion Department of Treasury’s Total Information Processing Support Services (“TIPSS-4”) contract. The TIPSS-4 contract vehicle is intended to provide information processing support services for the Department of the Treasury, IRS, and Treasury bureaus, and can be used by other federal agencies.  The IRS, who will be the primary user of TIPSS-4, is expected to use the vehicle to obtain a full range of information processing support services for its projects and programs.  Specific task orders will be awarded in four major areas: information technology development, operations and maintenance, cyber security and program management support. The work will also include specialized support in domains such as systems engineering, applications development, personnel training, IT security planning and business process transformation.

Department of Veterans Affairs (VA)

We provide IT IV&V support to several Veterans Administration IT efforts.

State and Local Government Sector

State of California

Under a subcontract, we provide the training and performance support solution component of a $245 million project for the California Department of Corrections and Rehabilitation's Strategic Offender Management System Project. We also provide the State of California with an innovative, multidimensional training program to ensure the highest level of user effectiveness on the new system while minimizing impact on normal business operations. Our team provides train-the-trainer courses to more than 1,200 state trainers.

State of Tennessee

For the State of Tennessee, we customized our State of Ohio web-based Statewide Automated Child Welfare System solution, aligning it with the State of Tennessee’s unique child welfare practices. The new system called the Tennessee Family and Child Tracking System (“TFACTS”) was successfully implemented in 2010. Our solution enables vast improvements in the state’s case management capabilities.

State of Colorado

We designed, built and currently support a network for the Colorado Department of Human Services, which connects more than 11,000 end users at 130 sites with the State’s child welfare benefits management system.

For an important State of Colorado Department of Revenue program, DRC had a major role in developing an architectural plan and building the infrastructure that supports the state’s new tax system. We also provide IT operations support and security management services for the state’s voter registration system.

CONTRACTS

Government Contracting Methods

The government procures services through the use of either definite or indefinite contract awards.  Through definite contracts the government procures from a single vendor a stipulated set of services over a specified time period using a defined price mechanism.  Such contracts are most often awarded on the basis of a competitive bid process and evaluation.

The preferred means by which the government procures services today is through indefinite contract awards, commonly referred as agency-wide ID/IQ contracts.  Occasionally, these contracts are issued to a single provider but most often they are issued for multiple years to multiple vendors. The number of vendors awarded an indefinite contract vehicle, or ordering contract, is limited in order to make the process of issuing work orders under the contract more efficient.  Once the master contract is issued, individual task orders are competed amongst the contract holders with individual awards setting out work to be performed, period of performance and pricing for each order.

These vehicles have enabled contracting officers to accelerate the pace of awards. Concurrently, under current budgetary pressures, our customers have the flexibility to delay awards, reduce funding or fund work on an incremental basis.  Foreseeing this trend, the acquisition of these contracts is a strategic priority for DRC.  Today, we hold a broad portfolio of these prime contracts, including the following:

Market	Sponsoring Agency	M/S(1)	Contract Name
Government Wide	General Services Administration	M	Alliant
Government Wide	Office of Personnel Management	M	Training and Management Assistance (TMA)
Homeland Security	Department of Homeland Security	M	Enterprise Acquisition Gateway to Leading Edge (EAGLE)
Homeland Security	Department of Homeland Security	M	Professional Program Management Services/Solutions (PPMSS)
Financial/Regulatory	Department of Treasury	M	Treasury Information Processing Support Services (TIPSS IV)
Financial/Regulatory	Federal Deposit Insurance Corporation	S	Business Analysis Management Support Services(BAMSS)
Healthcare	TRICARE (Department of Defense)	M	Evaluation, Analysis, Management & Support (TEAMS)
Intelligence	Maryland Procurement Office	S	BajaSands
Readiness	Army Training and Doctrine Command	M	Simulation & Training Omnibus Contract (STOC II)
Readiness	Army Research Institute	M	Research, Development & Analysis in Army Training (TRAIN II)
Readiness	Department of Defense	M	Logistics Management Support Services (LMSS)
Readiness	U.S. Air Force	M	Enterprise Integration Services Management (NETCENTS EISM)
Readiness	U.S. Air Force	M	Design Engineering Support Program (DESP II)

(1)	M = Multiple Award; S = Single Award

The EAGLE, PPMSS, BAMSS and DESP II contracts are currently under re-competition for successor contract vehicles.  We believe we are well positioned to win successor contracts in each circumstance.  However, the outcomes from the competitions remain uncertain and there can be no assurance that successor contracts will be awarded to DRC.

Prime Contracts and Subcontracts

We provide our services and solutions as a prime contractor for 73% of our revenues in 2010, up from 71% in 2009 and 63% in 2008.  The remainder of our work, which was nearly entirely for government end customers, was performed as a subcontractor to another company, who held a prime contract with a government customer for the delivery of the services we provided.  We are submitting an increasing portion of our contract proposals as a prime contractor, wherein we are responsible for the entire contract engagement, including the work of subcontractors.  On large, complex engagements we often engage subcontractors as teaming partners to fully address the capability requirements of our clients.

Types of Contract Pricing

Our U.S. Government contracts fall into one of three categories: (i) fixed-price, both completion and term (which operate similar to time-and-material), including service-type contracts, (ii) time-and-materials, and (iii) cost reimbursable. Under a fixed-price contract, the U.S. Government pays an agreed upon price for our services or products, and we bear the risk that increased or unexpected costs may reduce our profits or cause us to incur a loss. Conversely, to the extent we incur actual costs below anticipated costs on these contracts, we could realize greater profits. Under a time-and-materials contract, the U.S. Government pays us a fixed hourly rate, which is intended to cover salary costs and related indirect expenses, to include a profit margin. Under a cost reimbursable contract, the U.S. Government reimburses us for our allowable direct expenses and allowable and allocable indirect costs and pays a negotiated fee.

In recent years, there has been an increase in the portion of contracts issued on a fixed price basis, compared with time-and-materials or cost-reimbursable, in an effort to reduce the risk to the government of cost overruns.  We believe our contract cost management capabilities are strong and view this trend as favorable to the company.  The amount of our revenue derived from fixed price contracts in 2010 was 47%, up from 40% in 2009 and 33% in 2008.

Contract Terms and Conditions

Our contracts with the U.S. Government customers generally are subject to compliance with Federal Acquisition Regulations.  Individual government agencies and state contracts may have additional terms and conditions.  Generally our contracts are subject to termination at the convenience of the U.S. Government or the state. However, in the event that a contract is terminated by the respective government, we would be eligible to be reimbursed for our allowable costs up to the time of termination and would be paid a proportionate amount of the stipulated profit attributable to the work actually performed. Although U.S. Government or state contracts may extend for several years, they are generally funded on an annual basis, or incrementally for shorter time periods, and are subject to reduction or cancellation in the event of changes in U.S. Government or state requirements due to appropriations or budgetary concerns. In addition, if the federal or state government curtail expenditures for research, development and consulting activities, the curtailment could have a material adverse impact on our revenue and earnings.

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

COMPETITION

The Federal government is one of the largest purchasers of management consulting, engineering and information technology consulting services in the world.  The market of suppliers of these services is diverse and fragmented. As a result we compete and collaborate with a large number of companies, as either a prime or subcontractor.  Depending on the specific market or competitive opportunity our competition may include (i) other contractors and consulting firms focused primarily on providing services to the federal government, such as CACI International, Inc., NCI Inc., ICF International, SRA International, Inc., Booz Allen Hamilton, Inc. and Science Applications International Corporation; (ii) divisions of large defense contractors such as Lockheed Martin Corporation, General Dynamics Corporation and Northrop Grumman Corporation; (iii) divisions of consulting firms such as Computer Sciences Corporation and Deloitte Consulting LLP; and (iv) a broad base of smaller companies specializing in specific markets, often receiving advantages under U.S. Small Business Administration programs.  Other than the small businesses most of the firms against which we compete are far larger and have far greater resources than we have.

We believe our competitive advantage is that we offer our clients similar people, processes and capabilities as the larger firms with the responsiveness of a smaller company.

The Department of Defense advisory and assistance services represent approximately 8% of the Company’s business.  Procurements for this work are increasingly being restricted to small businesses.  Also, strengthening the acquisition capabilities of the government’s workforce is a federal priority and the primary driver of federal in-sourcing (i.e. conversion of jobs performed by contractors to government employee positions) initiatives.  In this market the Company competes as a subcontractor with small businesses and generally is seen by customers as having outstanding capabilities and qualifications.  However, this market is price competitive, which can be a disadvantage when competing with small businesses.

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

EMPLOYEES

Our customers value the skills of our employees.  We believe our compensation and benefit plans are competitive within our industry, and we develop the skills of our employees through formal training and certification programs.  Our workforce is highly educated with 37% of our employees holding graduate level degrees or above.  Our staff holds more than 150 professional certifications, including more than 50 certified Project Management Professionals.

As of December 31, 2010, we had approximately 1,300 employees. Approximately 70% of our employees hold federal government security clearances.  Nearly all of our employees are located in the United States.  We require all employees to annually complete training on compliance subjects.  None of our employees are represented by a labor union or subject to a collective bargaining agreement.

PROPRIETARY INFORMATION

Patents, trademarks and copyrights are not materially important to our business. The U.S. Government and state government have certain proprietary rights in software processes and data developed by us in our performance of government and state contracts.

SEASONALITY

Our business is not seasonal. However, it is not uncommon for federal government agencies to award extra tasks or complete other contract actions in the weeks before the end of the federal government’s fiscal year (which is September 30) in order to avoid the loss of unexpended fiscal year funds. Additionally, in years when the federal government does not complete its budget process before the end of its fiscal year, such as in 2010, government operations typically are funded pursuant to a continuing resolution that authorizes agencies of the federal government to continue to operate, but traditionally does not authorize new spending initiatives. When much of the federal government operates under a continuing resolution, delays can occur in procurement of products and services that can affect our revenue and profit during the period of delay.

FINANCIAL DATA AND OTHER INFORMATION

Financial data and other information can be found in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and in Part II, Item 8 of this Form 10-K. Unless otherwise indicated, all financial information contained in this Form 10-K refers to continuing operations.

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

Our Revenue is Highly Dependent on the Federal Government. Changes in Federal Spending Priorities or Policies Could Adversely Affect Our Results.

During 2010 and 2009, approximately 93% and 91%, respectively, of our total revenue was derived from U.S. Government agencies. Certain individual programs account for a significant portion of our U.S. Government business. We cannot provide any assurance that any of these programs will continue at current levels. Our revenue could be adversely affected by significant changes in federal spending priorities or policies such as:

•	decreases in spending by agencies or programs we support;
•	changes in funding priorities within the U.S. Government;
•	replacement of professional services contractors with federal employees (i.e., in-sourcing);
•	federal government shutdowns due to weather, security threats, lack of budget funding or other reasons;
•	delays in payment of our invoices due to policy changes or problems with government information systems;
•	failure of Congress to timely pass sufficient appropriations to fund our programs;
•	increased allocation of federal contracts to small minority-owned or disadvantaged businesses;
•	failure of Congress to continue funding of programs that extend over multiple fiscal years;
•	diversion of funds to pay for international conflicts or reconstruction; or
•	DoD Base realignment and closures.

It is not possible for us to predict whether federal budgets will increase or decline in the future. As a result, changes in federal priorities or policies may have adverse effects on our business, financial condition or results of operations.

We Must Bear the Risk of Various Pricing Structures Associated With Government Contracts.

We derive most of our revenue from contracts and subcontracts with the U.S. Government. A significant portion of our federal and state government contracts are undertaken on a time and materials nature, with fixed hourly rates that are intended to cover salaries, benefits, other indirect costs of operating the business and profit. Our time and material contracts represented 32% and 42% of total revenue in 2010 and 2009, respectively.  The pricing of these contracts is based upon estimates of future salaries and costs and assumptions as to the aggregate volume of business that we will perform in a given business division or other relevant unit.

We undertake various government projects on a fixed-price basis. Our revenues earned under fixed price contracts have increased as a percentage of total revenues to approximately 47% in 2010 from 40% in 2009. Under a fixed-price contract, the government pays an agreed upon price for our services or products, and we bear the risk that increased or unexpected costs may reduce our profits or cause us to incur a loss.

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

Federal government contracts contain provisions and are subject to laws and regulations that give the government rights and remedies not typically found in commercial contracts. These provisions may allow the government to, among other things:

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

•	subject the award of contracts to protest by competitors, which may require the contracting federal agency or department to suspend our performance pending the outcome of the protest; and
•	claim rights in products and systems produced by us.

If the government terminates a contract for convenience, we may recover only our incurred or committed costs, settlement expenses and profit on work completed prior to the termination.  If the government terminates a contract for default, we may not recover even those amounts and instead may be liable for excess costs incurred by the government in procuring undelivered items and services from another source. Due to current budgetary pressures to decrease federal spending, there may be an increased likelihood that funding may be terminated or reduced in one or more programs in which we participate, which may result in a greater number of contractual terminations for convenience.  If one of our government customers were to unexpectedly terminate, cancel or decline to exercise an option to renew one or more of our significant contracts or programs, our revenues and operating results would be materially harmed.

An Increased Focus on Elimination of Overhead Within DoD May Adversely Affect Our Results.

Our revenue from contracts with the DoD, either as a prime contractor or subcontractor, accounted for approximately 66% and 61% of our total revenue in 2010 and 2009, respectively.  In May 2010, the DoD began a comprehensive effort to increase efficiencies, reduce overhead costs and eliminate redundant functions in order to improve the effectiveness of the DoD enterprise.  This includes a direction from the Secretary of Defense to reduce defense overhead by over $100 billion over the next five years, as well as the announcement of a number of initiatives that may have a significant impact on the environment under which the DoD and its contractors may contract.   These initiatives may result in changes to the DoD’s contracting models, as well as decreases in spending on infrastructure systems and other areas where we provide services to DoD and its contractors.  These initiatives continue to evolve and the implementation of these budgetary measures and other initiatives are not yet complete.  The impact of these measures and initiatives on our business is uncertain, and depending on how they are implemented, they may have a negative impact on our business, financial condition and results of operations.

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

Federal Government In-Sourcing Could Result in Loss of Business Opportunities and Personnel.

The federal government has continued to reduce the percentage of contracted services in favor of more federal employees through an initiative called “in-sourcing.”  Over time in-sourcing could have a materially adverse affect on the Company’s business, financial condition and results of operations.   Specifically, as a result of in-sourcing federal procurements for services could be fewer and smaller in the future.  In addition, work DRC currently performs could be in-sourced by the federal government and as a result, the Company’s revenues could be reduced. Moreover, DRC employees working on contracts could also be hired by the government.  This loss of DRC employees would necessitate the need to retain new employees.   Accordingly, the effect of in-sourcing could have a materially adverse affect on the Company’s business, financial condition and results of operations over time.

During 2010, we lost 81 billable positions to the government’s in-sourcing and related cost reduction initiatives.  While the Department of Defense has announced a discontinuation of in-sourcing, we anticipate the in-sourcing initiatives will continue, and these may result in additional in-sourcing of an estimated 20 positions in the first quarter of 2011.  In total, we continue to project the total affect of the government’s in-sourcing initiative to exceed 100 positions, equating to annualized revenue of approximately $15 million.

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

Security Breaches in Sensitive Government Systems Could Harm Our Business.

Many of the systems we develop, install and maintain involve managing and protecting information involved in intelligence, national security and other sensitive or classified government functions. A security breach in one of these systems could cause serious harm to our business, damage our reputation and prevent us from being eligible for further work on sensitive or classified systems for federal government clients. We could incur losses from a security breach that could exceed the policy limits under our errors and omissions and product liability insurance. Damage to our reputation, limitations on our eligibility for additional work or other losses we incur resulting from a security breach in one of our systems could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The Failure by Congress to Approve Budgets on a Timely Basis for the Federal Agencies We Support Could Delay Procurement of Our Services and Solutions and Cause Us to Lose Future Revenues.

On an annual basis, Congress must approve budgets that govern spending by the federal agencies that we support. In years when Congress is not able to complete its budget process before the end of the federal government’s fiscal year on September 30, Congress typically funds government operations pursuant to a continuing resolution. A continuing resolution allows federal government agencies to operate at spending levels approved in the previous budget cycle. The U.S. Government is currently operating under such a continuing resolution until March 4, 2011, and there can be no assurance that spending levels will be maintained after that date.  When the U.S. Government operates under a continuing resolution, it may delay funding we expect to receive from clients on work we are already performing and will likely result in new initiatives being delayed or in some cases cancelled. Resulting delays in the collection of accounts receivable or delays or cancellations of existing projects could have a materially adverse impact on our business, financial condition, results of operations and cash flows.

Failure to Maintain Strong Relationships with Other Contractors Could Result in a Decline in Our Revenues.

In 2010 and 2009, we derived 27% and 29% of our revenues, respectively, from contracts in which we acted as a subcontractor to other contractors or to joint ventures that we and other contractors formed to bid on and execute particular contracts or programs. We expect to continue to depend on relationships with other contractors for a portion of our revenues for the foreseeable future. Our business, prospects, financial condition or operating results could be harmed if other contractors eliminate or reduce their subcontracts or joint venture relationships with us because they choose to establish relationships with our competitors; they choose to directly offer services that compete with our business; the government terminates or reduces these other contractors’ programs; or the government does not award them new contracts.

Many of Our Federal Government Customers Execute Their Procurement Budgets Through Multiple Award Contracts Under Which We Are Required to Compete for Post-Award Orders, Potentially Limiting Our Ability to Win New Contracts and Increase Revenue.

Changes in the federal procurement process have caused many U.S. Government customers to increasingly purchase goods and services through multiple award ID/IQ contracts and other multiple award and/or government-wide acquisition contract vehicles.

These contract vehicles require that we make sustained post-award efforts to obtain task orders under the relevant contract. There can be no assurance that we will obtain revenues or otherwise sell successfully under these contract vehicles. Our failure to compete effectively in this procurement environment could harm our operating results.

Our inability to win re-competitions of the multiple award contracts we currently hold could have a material adverse effect on future revenues, operating results and cash flows.  Also our inability to win newly competed multiple award schedule contracts, which we do not currently hold, may impede our ability to grow.

We May Lose Revenue and Our Cash Flow and Profitability Could Be Negatively Affected if Expenditures Are Incurred Prior to Final Receipt of a Contract or Contract Funding Modification.

We provide professional services and sometimes procure materials on behalf of our government clients under various contract arrangements. From time to time, in order to ensure that we satisfy our clients’ delivery requirements and schedules, we may elect to initiate procurements or provide services in advance of receiving formal contractual authorization from the government client or a prime contractor. If our government client or prime contractor requirements should change or the government directs the anticipated procurement to a contractor other than us, or if the materials become obsolete or require modification before we are under contract for the procurement, our investment might be at risk. If we do not receive the required funding, our cost of services incurred in excess of contractual funding may not be recoverable. This could reduce anticipated revenue or result in a loss, negatively affecting our cash flow and profitability.

We May Be Liable for Systems and Service Failures.

We create, implement and maintain IT and technical services solutions that are often critical to our customers’ operations, including those of federal, state and local governments. We may in the future experience some systems and service failures, schedule or delivery delays and other problems in connection with our work. If our solutions, services, products or other applications have significant defects or errors, are subject to delivery delays or fail to meet our customers’ expectations, we may:

•	lose revenues due to adverse customer reaction;
•	be required to provide additional services to a customer at no charge or a discount;
•	receive negative publicity that could damage our reputation and adversely affect our ability to attract or retain customers; and
•	suffer claims for substantial damages against us.

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

DCAA audits for costs incurred on work performed after December 31, 2004 have not yet been completed. In addition, DCAA audits for costs incurred by our recent acquisitions for certain periods prior to acquisition have not yet been finalized.

An unfavorable outcome of an audit by the DCAA or another government agency may adversely affect our financial results. Moreover, if any of the administrative processes and systems are found not to comply with requirements, we may be subjected to increased government scrutiny and approval that could delay or otherwise adversely affect our ability to compete for or perform contracts or collect our revenue in a timely manner. Such possibilities include that:

•	we would be required to reimburse the government for amounts previously received;
•	our pricing on contracts may be prospectively reduced;
•	payments to us may be significant delayed or withheld; and
•	our ability to compete may be impaired by negative audit reports or by the failure to receive audit reports.

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

As a result of the Small Business Administration, (“SBA”), set-aside program, the federal government may decide to restrict certain procurements only to bidders that qualify as minority-owned, small or small disadvantaged businesses. As a result, we would not be eligible to perform as a prime contractor on those programs and in general would be restricted to no more than 49% of the work as a subcontractor on those programs. An increase in the amount of procurements under the SBA set-aside program may impact our ability to bid on new procurements as a prime contractor or restrict our ability to recompete on incumbent work that is placed in the set-aside program.

If Our Employees Engage in Misconduct or Other Improper Activities, Our Business Could Be Harmed.

We are exposed to the risk that employee fraud or other misconduct could occur. Misconduct by employees could include intentional failures to comply with federal government procurement regulations, engaging in unauthorized activities or falsifying time records. Employee misconduct could also involve the improper use of our clients’ sensitive or classified information, which could result in regulatory sanctions against us and serious harm to our reputation. It is not always possible to deter employee misconduct, and the precautions we take to prevent and detect this activity may not be effective in controlling unknown or unmanaged risks or losses, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We Are Involved in Litigation and Other Regulatory Matters Which, If Not Resolved in Our Favor, Could Harm Our Business.

We are involved in litigation matters which could have a material adverse effect on our business, financial position, results of operations and cash flow.

As a defense contractor, DRC is subject to many levels of audit and review from various government agencies, including the Defense Contract Audit Agency, various inspectors general, the Defense Criminal Investigation Service, the Government Accountability Office, the Department of Justice and Congressional committees. Both related to and unrelated to its defense industry involvement, DRC is, from time to time, involved in audits, lawsuits, claims, administrative proceedings and investigations. We accrue for liabilities associated with these activities when it becomes probable that future expenditures will be made and such expenditures can be reasonably estimated. Except as noted below, we do not presently believe it is reasonably likely that any of these matters would have a material adverse effect on our business, financial position, results of operations or cash flows. Our evaluation of the likelihood of expenditures related to these matters is subject to change in future periods, depending on then current events and circumstances, which could have material adverse effects on our business, financial position, results of operations and cash flows.

On June 28, 2005, a class action employee suit was filed in the U.S. District Court for the District of Massachusetts alleging violations of the Fair Labor Standards Act and certain provisions of Massachusetts General Laws. In July 2010, DRC and the plaintiff agreed upon principle terms of settlement, the cost of which was accrued on the balance sheet as of June 30, 2010.  In October 2010, we received an executed settlement agreement by the plaintiff.  The Federal District Court for the First Circuit has reviewed the settlement and the parties are expecting the court’s approval in the first quarter of 2011.  Failure to obtain such approval may materially adversely affect our financial position and results of operations.

In September 2009, the IRS completed its examination of our tax returns for 2004 through 2007 and issued a Revenue Agent Report, which reduced the deferral of income for tax reporting purposes.  As a result DRC reclassified approximately $1.0 million from deferred to current taxes payable.  The IRS report also included an assessment of interest of $0.5 million.  DRC has filed a protest with the IRS to appeal the assessment and has made no provision for the interest associated with the assessment.   If the appeal is not successful, DRC will be required to record a reserve for the interest payable, which could adversely affect our cash flows and financial position.

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

We May Be Subject to Product Liability Claims.

Certain components sold by DRC are generally designed to operate as important elements of complex systems or products. Defects in our products could cause our customer’s product or systems to fail or perform below expectations. Although we attempt to contractually limit our liability for such defects or failures, we cannot assure you that our attempts to limit our liability will be successful. As such, we may be subject to claims for alleged performance issues related to our products. Such claims, if made, could damage our reputation and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our Financing Requirements May Increase and We Could Have Limited Access to Capital Markets.

Over the last several years, United States and worldwide capital and credit markets have experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably. While we believe that our current resources and access to capital markets are adequate to support operations over the near term and foreseeable future, we cannot assure you that these circumstances will remain unchanged. Our need for capital is dependent on operating results and may be greater than expected. Our ability to maintain our current sources of debt financing depends on our ability to remain in compliance with covenants contained in our financing agreements, including, among other requirements, maintaining a minimum total net worth and minimum cash flow and debt coverage ratios. If changes in capital markets restrict the availability of funds or increase the cost of funds, we may be required to modify, delay or abandon some of our planned expenditures, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We intend to continue to expand our operations through mergers, acquisitions or strategic alliances with businesses that will complement our existing business. However, we may not be able to find attractive candidates, or enter into acquisitions on terms that are favorable to us, or successfully integrate the operations of companies that we acquire. In addition, we may compete with other companies for these acquisition candidates, which could make an acquisition more expensive for us.

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

As of December 31, 2010, goodwill accounted for $97.6 million, or approximately 49%, of the Company’s recorded total assets. Under generally accepted accounting principles, the Company reviews its goodwill for impairment annually or when events or changes in circumstances indicate the carrying value may not be recoverable. A significant and sustained decrease in expected reporting unit cash flows or changes in market conditions would increase the risk of impairment of recorded goodwill.  If goodwill becomes impaired, the Company would record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill is determined, which may significantly reduce or eliminate our profits.

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
•
repurchases of our common stock under our share repurchase program, pursuant to which we are authorized to purchase up to 700,000 shares of our common stock through June 6, 2011, under which 40,400 shares have been repurchased to date;

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

The United States and global economies are currently experiencing a period of substantial economic uncertainty with wide-ranging effects. The Company is unable to predict the impact, severity, and duration of these economic events, which could have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.  If there is a downturn in the market, DRC may be required to make a larger than expected contribution to its legacy pension plan fund to enable the pension plan fund to meet its obligations to plan participants , which in turn could have an adverse impact on the Company’s cash flow and liquidity.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have not received any written comments from the staff of the Securities and Exchange Commission regarding our periodic or current reports that (1) were issued not less than 180 days before the end of our 2010 fiscal year, (2) remain unresolved and (3) we believe are material.

ITEM 2.  PROPERTIES

As of December 31, 2010 we leased all of the facilities used in our operations totaling approximately 454,000 square feet, of which we subleased approximately 178,000 square feet.  We have principal offices in Andover, Massachusetts and in the Washington, D.C. area.  We believe that our facilities are adequate for our current needs.

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

ITEM 4. [REMOVED AND RESERVED]

PART II

ITEM 5. MARKET FOR RESISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Market under the symbol “DRCO”. The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock, as reported by the NASDAQ Global Market. These market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
Fiscal year ended December 31, 2010
First quarter	$11.88	$9.92
Second quarter	$14.31	$9.79
Third quarter	$10.69	$8.58
Fourth quarter	$14.10	$10.10

Fiscal year ended December 31, 2009
First quarter	$9.00	$5.86
Second quarter	$10.61	$6.80
Third quarter	$14.32	$10.01
Fourth quarter	$13.80	$9.36

As of February 25, 2011, there were 508 shareholders of record of our common stock.

Dividend Policy

We did not declare any cash dividends in the two years ended December 31, 2010 and do not intend to in the near future. Our present policy is to retain earnings and preserve cash for our future growth and development of our business.  In addition, our financing arrangements, as described in Note 8 of our “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K, restrict our ability to pay dividends.

Recent Sales of Unregistered Securities

We did not issue or sell any securities in 2010 that were not registered under the Securities Act of 1933.

Issuer Purchases of Equity Securities

The following table sets forth all purchases made by us or on our behalf by any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the fourth quarter of 2010.

				Approximate
				Dollar
			Total	Value
			Number of Shares	of Shares that May
		Average	Purchased	Yet Be
	Total	Price	as Part of	Purchased
	Number	Paid	Publicly	Under the
	of Shares	Per	Announced	Programs
Period	Purchased(1)	Share	Programs	(in millions)
October 1, 2010 to October 31, 2010	8,293	$11.14	-	$-
November 1, 2010 to November 30, 2010	1,016	$11.49	-	-
December 1, 2010 to December 31, 2010	40,400	$13.60	40,400	8.8
Total	49,709	$13.15	40,400	$8.8

(1)
During the month of December, we repurchased 40,400 shares under a repurchase program approved by our Board of Directors that was publically announced on December 6, 2010.  Overall, the Board of Directors authorized the repurchase of 700,000 shares.  At December 31, 2010, there were 659,600 shares remaining under the repurchase program which shares may be repurchased through June 6, 2011. The approximate dollar value of shares available to be repurchased was calculated using DRC’s stock price of $13.40 at December 31, 2010.  The remaining shares repurchased in the months of October and November represented shares repurchased to cover option costs in connection with the exercise of stock options and payroll withholding taxes in connection with the vesting of restricted stock awards.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock from December 30, 2005 to December 31, 2010 with the cumulative total return of (i) the NASDAQ Composite U.S. Index and (ii) our industry peers. This graph assumes the investment of $100.00 at the closing price on December 30, 2005 in our common stock, the NASDAQ Composite U.S. Index and our industry peers, and assumes any dividends are reinvested.

	December 31,
	2005	2006	2007	2008	2009	2010
Dynamics Research Corporation	$100.00	$63.11	$70.03	$51.78	$68.67	$86.73
NASDAQ Stock Market (US Companies)	$100.00	$109.52	$120.27	$71.51	$102.89	$120.29
Peer Group	$100.00	$101.95	$105.79	$102.53	$103.28	$102.38

The performance in the above graph is not necessarily indicative of future stock price performance.  Our peer group consists of industry peers with which we compete, including, CACI International, Inc., Global Defense Technology and Systems, Inc., ICF International, Inc., ManTech International Corp., NCI, Inc., SAIC, Inc., SRA International, Inc. and VSE Corp.

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

	Year Ended December 31,
(dollars in thousands, except per share data)	2010	2009	2008(1)	2007	2006
Revenue	$272,065	$268,661	$236,796	$224,676	$252,890
Gross profit	$43,890	$44,967	$38,994	$37,160	$33,914
Operating income (loss)	$20,815	$17,908	$(150)	$13,104	$7,507
Income (loss) from continuing operations	$12,313	$10,313	$(1,084)	$7,413	$3,578
Income (loss) from discontinued operations	392	(141)	(171)	(311)	410
Cumulative benefit of accounting change	-	-	-	-	84
Net income (loss)	$12,705	$10,172	$(1,255)	$7,102	$4,072

Earnings (loss) per share - Basic
Income (loss) from continuing operations before cumulative effect of accounting change	$1.24	$1.08	$(0.11)	$0.79	$0.39
Income (loss) from discontinued operations	0.04	(0.02)	(0.02)	(0.03)	0.05
Cumulative benefit of accounting change	-	-	-	-	0.01
Net earnings (loss) per share - Basic	$1.28	$1.06	$(0.13)	$0.76	$0.45

Earnings (loss) per share - Diluted
Income (loss) from continuing operations before cumulative effect of accounting change	$1.22	$1.06	$(0.11)	$0.77	$0.38
Income (loss) from discontinued operations	0.04	(0.02)	(0.02)	(0.03)	0.04
Cumulative benefit of accounting change	-	-	-	-	0.01
Net earnings (loss) per share - Diluted	$1.26	$1.04	$(0.13)	$0.74	$0.43

Net cash provided by operating activities from continuing operations	$41,331	$8,208	$18,582	$3,487	$18,301
Capital expenditures	$4,449	$5,185	$1,973	$1,676	$1,887
Depreciation	$3,564	$2,987	$2,961	$2,869	$2,837
EBITDA(2)	$26,373	$24,891	$5,466	$19,404	$13,742

	As of December 31,
(dollars in thousands, except per share data)	2010	2009	2008(1)	2007	2006
Total assets	$198,216	$203,601	$208,930	$149,953	$159,852
Total debt	$22,000	$31,973	$38,000	$7,737	$15,000
Other long-term liabilities	$27,067	$31,936	$30,286	$8,576	$12,805
Stockholders’ equity	$107,185	$94,096	$81,475	$96,504	$84,314
Return on invested capital(3)	12.8%	8.8%	(0.1)%	7.7%	4.9%
Stockholders’ equity per share(4)	$10.68	$9.48	$8.42	$10.15	$9.05
Return on stockholders’ equity(5)	11.9%	10.8%	(1.5)%	7.4%	4.8%
Funded backlog	$133,516	$158,518	$146,619	$115,155	$91,884
Number of shares outstanding	10,040,029	9,923,357	9,674,512	9,509,849	9,314,962

(1)	Amounts include results of operations of Kadix (acquired August 1, 2008) for the period subsequent to our acquisition.

(2)
Earnings before interest, taxes, depreciation and amortization, or EBITDA, is defined as GAAP income from continuing operations plus net interest expense, income taxes, depreciation expense and amortization expense.  EBITDA as calculated by us may be calculated differently than EBITDA for other companies.  We have provided EBITDA because it is a component of our debt covenants calculations and we believe it is a commonly used measure of financial performance in comparable companies and is provided to help investors evaluate performance and to enhance investors’ understanding of our operating results. EBITDA should not be construed as an alternative measure of net income, income from continuing operations or cash flows.  Reconciliation of net income to EBITDA is as follows:

	Year Ended December 31,
(in thousands)	2010	2009	2008	2007	2006
Net income (loss)	$12,705	$10,172	$(1,255)	$7,102	$4,072
Loss (income) from discontinued operations	(392)	141	171	311	(410)
Cumulative benefit of accounting change	-	-	-	-	(84)
Income (loss) from continuing operations	12,313	10,313	(1,084)	7,413	3,578
Interest expense, net	1,084	2,024	1,423	1,541	2,042
Provision (benefit) for income taxes	7,871	6,262	(454)	4,979	2,476
Depreciation expense	3,564	2,987	2,961	2,869	2,837
Amortization expense	1,541	3,305	2,620	2,602	2,809
EBITDA	$26,373	$24,891	$5,466	$19,404	$13,742

(3)
Return on invested capital is calculated by dividing operating income, net of related income taxes, by the ending invested capital.  Invested capital is the sum of outstanding debt and stockholders’ equity, minus cash, normalized for the investment made for acquisitions during the year.

(4)	Stockholders’ equity per share is calculated by dividing ending stockholders’ equity by the number of shares outstanding at the end of the period.

(5)	Return on stockholders’ equity is calculated by dividing net income by ending stockholders equity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the consolidated financial statements and the notes to those statements that appear elsewhere in this Annual Report on Form 10-K.  This discussion contains forward-looking statements that involve risks, uncertainties and assumptions, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause or contribute to our actual results differing materially from those anticipated include, but are not limited to, those discussed in “Risk Factors” in Part 1, Item 1A and elsewhere in this Form 10-K.

OVERVIEW

Dynamics Research Corporation, headquartered in Andover, Massachusetts, is a leading provider of innovative management consulting, engineering, and information technology services and solutions to federal and state governments.

Our go-to-market strategy is sharply focused within each of four dimensions:

•
Solutions.  We deliver high-value differentiated solutions to our clients.  Our five areas of differentiated expertise are business transformation, information technology, training and performance support, management services and engineering services.  We believe our solutions align well with the needs of our government customers today through improved efficiencies and effectiveness, procurement reform, transformational and technology based changes, and ongoing, changing security threats.

•
Markets and Customers.  We target markets, which based on long-term market force drivers, have sustained government projected demand for services.  We select customers from the spectrum of federal government departments and agencies in our target growth markets with needs that well match the solutions we provide.  Currently our target growth markets include homeland security, healthcare, cyber security, intelligence and financial/regulatory reform.  In 2010 approximately 60% of our revenue was derived from clients in these markets and selected high growth areas of defense such as unmanned aerial systems and force readiness and training. Our 2010 revenue derived from these markets grew 12% over 2009.

•
Prime Government and Agency-Wide Contracts.  We hold an enviable portfolio of government and agency-wide multiple award schedule ID/IQ task order contracts.  Today, these types of contracts are the federal government’s preferred means of procurement for services.

•	Acquisitions. We use acquisitions, funded through both operationally generated cash and leverage, to strengthen our position in our target growth markets.

During the second quarter of 2010, we sold our Metrigraphics business division which was classified as held for sale at December 31, 2009 and accounted for as a discontinued operation.  Our financial results were restated to reflect the discontinuation of Metrigraphics for all periods presented prior to the sale.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There are specific business risks to the industries in which we operate. These risks include: estimates of costs to complete contract obligations, changes in government policies and procedures, government contracting issues and risks associated with technological development. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates and assumptions also affect the amount of revenue and expenses during the reported period. Actual results could differ from those estimates.

Management bases its estimates on historical experience and various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities. The use of alternative estimates and assumptions and changes in business strategy or market conditions may significantly impact our assets or liabilities, and potentially result in a different impact to our results of operations.  We believe the following critical accounting policies affect the more significant accounting areas particularly those that involve judgments, estimates and assumptions used in the preparation of our consolidated financial statements.

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

Unbilled receivables are the amounts of recoverable revenue that have not been billed at the balance sheet date. Unbilled receivables relate principally to revenue that is billed in the month after services are performed. In certain instances, billing is deferred in compliance with the contract terms, such as milestone billing arrangements and withholdings, indirect rate approvals or other reasons. Costs related to certain U.S. Government contracts, including applicable indirect costs, are subject to audit by the government. Revenue from such contracts has been recorded at amounts we expect to realize upon final settlement.

Goodwill and Other Intangible Assets

With the acquisition of Kadix and other businesses, we acquired goodwill and other intangible assets. The identification and valuation of these intangible assets and the determination of the estimated useful lives at the time of acquisition, as well as the completion of annual impairment tests, require significant management judgments and estimates. These estimates are based on, among other things, consultations with an accredited independent valuation consultant and reviews of projected cash flows.

We estimate fair value for our annual goodwill impairment test by employing different methodologies, including a comparison to comparable industry companies, discounted cash flows and market value, which are then weighted to arrive at an estimated fair value. The determination of relevant comparable industry companies impacts our assessment of fair value. Should the operating performance of our reporting unit change in comparison to these companies or should the valuation of these companies change, this could impact our assessment of the fair value of the reporting unit. Our discounted cash flow analysis factors in assumptions on revenue and expense growth rates. These estimates are based upon our historical experience and projections of future activity, factoring in customer demand, changes in technology and a cost structure necessary to achieve the related revenues. Additionally, the discounted cash flow analysis factors in expected amounts of working capital and weighted average cost of capital. The market value factor is primarily driven by the underlying value of our common stock, which can vary significantly depending upon a number of factors, such as overall market conditions and our estimated future profitability. Changes in judgments on any of these factors could materially impact the value of the reporting unit.

Our annual impairment test is based on several qualitative and quantitative factors. Principally, a significant and sustained decrease in expected reporting unit cash flows or changes in market conditions would increase the risk of impairment of recorded goodwill.

We operate in the government IT consulting marketplace which has historically been characterized by high visibility of future revenue streams, profitability and generally consistent positive cash flows. Our federal government customer base mitigates against near term volatility in financial performance experienced by companies operating in other parts of the economy.  Long-term industry trends and other business considerations, such as those outlined in the Risk Factors section of our Form 10-K can have a favorable or unfavorable effect on future cash flows. These trends and business considerations include our concentration of business with the Federal Government, competitive bidding for contracts, and the mix of contract types in which we enter. We considered our low short-term volatility, favorable long-term industry trends, high visibility for future revenue and cash flow and stock price as context for the determination that disclosure of heightened risk relative to goodwill impairment was not necessary at the time of our filing.

As a result of the annual impairment test performed as of November 30, 2010, we determined that the carrying amount of the reporting unit did not exceed its fair value and, accordingly, did not record a charge for impairment. However, we are unable to assure that goodwill will not be impaired in subsequent periods. As of December 31, 2010, we had recorded goodwill and other intangible assets of $100.2 million in the Consolidated Balance Sheets.

Income Taxes and Deferred Taxes

Tax provisions are completed based on the asset and liability method.  As part of our process of preparing consolidated financial statements, management is required to estimate the provision for income taxes, deferred tax assets and liabilities and future taxable income for purposes of assessing our ability to realize any future benefits from deferred taxes. This process involves estimating the current tax liability and assessing temporary and permanent differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Consolidated Balance Sheets. We had a net deferred liability of $1.8 million at December 31, 2010 compared to a $2.8 million at December 31, 2009.

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

We must also assess the likelihood that our deferred tax asset will be recovered from future taxable income and, to the extent a recovery is not likely, a valuation allowance must be established. At December 31, 2010, we determined that a valuation allowance was not required.

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

The assumed discount rate, which is intended to be the actual rate at which benefits could effectively be settled, is determined by a spot-rate yield curve method. The spot-rate yield curve is employed to match the plan assets cash outflows with the timing and amount of the expected benefit payments. As of December 31, 2010, the pension plan’s measurement date, the weighted average discount rate used to determine the benefit obligations and the net periodic benefit costs was 5.25% and 5.75%, respectively. A decrease of 50 basis points in the discount rate would have resulted in an increase in annual pension expense by approximately $0.1 million.

The assumed expected rate of return on plan assets, which is the average return expected on the funds invested or to be invested to provide future benefits to pension plan participants, is determined by an annual review of historical long-term asset returns and consultation with outside investment advisors. The weighted average expected rate of return for 2010 was 8.50%. A decrease of 50 basis points in the expected rate of return would have resulted in an increase in annual pension expense by approximately $0.3 million.

If assumptions differ materially from actual results in the future, our obligations under the pension plan could also differ materially, potentially requiring us to record an additional pension liability and record additional pension costs. An actuarial valuation of the pension plan is performed each year. The results of this actuarial valuation are reflected in the accounting for the pension plan upon determination. At December 31, 2010 and 2009, we recorded a pension liability of $20.7 million and $21.5 million, respectively, in the Consolidated Balance Sheet that represented the underfunded benefit obligation.

Litigation, Commitments and Contingencies

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

RESULTS OF OPERATIONS

Operating results and results expressed as a percentage of total revenues are as follows:

	Year Ended December 31,
(in millions)	2010		2009		2008
Revenue	$272.1		$268.7		$236.8
Gross profit	$43.9	16.1%	$45.0	16.7%	$39.0	16.5%

Selling, general and administrative	21.5	7.9%	23.8	8.8%	36.5	15.4%
Amortization of intangible assets	1.5	0.6%	3.3	1.2%	2.6	1.1%
Operating Income (loss) (1)	20.8	7.7%	17.9	6.7%	(0.1)	(0.1)%
Interest expense, net	(1.1)	(0.4)%	(2.0)	(0.8)%	(1.4)	(0.6)%
Other income, net	0.5	0.2%	0.7	0.3%	0.0	0.0%
Provision (benefit) for income taxes (2)	7.9	39.0%	6.3	37.8%	(0.5)	29.5%
Gain (loss) on discontinued operations	0.4	0.1%	(0.1)	(0.1)%	(0.2)	(0.1)%
Net income (loss) (1)	$12.7	4.7%	$10.2	3.8%	$(1.3)	(0.5)%

(1)	Totals may not add due to rounding.
(2)	The percentage for provision (benefit) for income taxes relate to a percentage of income before provision for income taxes.

Revenue

Total revenue increased by $3.4 million, or 1.3% in 2010 compared to 2009, and $31.9 million, or 13.5% in 2009 compared to 2008.  Revenues were earned from the following sectors:

	Year Ended December 31,
(in millions)	2010		2009		2008
National defense and intelligence agencies	$179.7	66.1%	$163.2	60.8%	$162.0	68.4%
Homeland security	50.5	18.5	54.6	20.3	19.4	8.2
Federal civilian agencies (1)	23.9	8.8	26.5	9.9	29.4	12.4
Total revenue from federal agencies	254.1	93.4	244.3	90.9	210.8	89.0
State and local government agencies	17.9	6.6	24.0	8.9	25.6	10.8
Other	0.1	0.0	0.3	0.1	0.5	0.2
Total revenue (1)	$272.1	100.0%	$268.7	100.0%	$236.8	100.0%

(1)	Totals may not add due to rounding.

Federal agency revenue increased $9.8 million, or 4.0% in 2010 compared to 2009, and $33.5 million, or 15.9% in 2009 compared to 2008.  Federal agency revenues derived from our target growth markets were the primary reason for the increase in total revenues in 2010.  Currently our target growth markets include homeland security, healthcare, cyber security, intelligence and financial/regulatory reform.  In 2010 approximately 60% of our revenue was derived from clients in these markets and selected high growth areas of defense such as unmanned aerial systems and force readiness and training. Our 2010 revenue derived from these markets grew 12% over 2009.

During 2010, the increase in federal agency revenues from our target growth markets were partially offset by a loss of billable positions to the government’s in-sourcing and related cost reduction initiatives.  During 2010, we lost 81 billable positions to the government’s in-sourcing and related cost reduction initiatives.  While the Department of Defense has announced a discontinuation of in-sourcing, we anticipate the in-sourcing initiatives will continue, and these may result in additional in-sourcing of an estimated 20 positions in the first quarter of 2011.  In total, we continue to project the total affect of the government’s in-sourcing initiative to exceed 100 positions, equating to annualized revenue of approximately $15 million, of which approximately half was realized in 2010 results and the remainder is to be reflected in 2011 results.

The increase in 2009 federal agency revenue compared to 2008 was due a full year of Kadix revenue, supplemented by new contracts and task orders received in the second half of 2008 and in 2009.  Revenue from federal agencies grew 3.7% excluding the effect of acquisitions in 2009 compared with 2008, which is calculated by adding the first seven months of Kadix 2008 revenue of $24.7 million to our reported 2008 federal agency revenue.  Growth in our target markets in 2009 was partially offset by the roll-off of 8(a) set aside contracts, lower Air Force small business set aside revenue under the Consolidated Acquisition of Professional Services contract and lower revenue related to the U.S. Navy Trident Missile Program.

The decrease in revenues from state and local government agencies in 2010 compared to 2009 was due to the deployment of the State of Tennessee child welfare system contract in September 2010.  The decrease in 2009 compared to 2008 was due to the completion of the State of Ohio contract in 2009, partially offset by increased revenues from the State of Tennessee contract which began in the second quarter of 2008.  Revenues from the State of Tennessee contract were $5.2 million in 2010 compared to $14.3 million in 2009 and $7.0 million in 2008.

Revenues by contract type as a percentage of revenues were as follows:

	Year Ended December 31,
	2010	2009	2008
Fixed price, including service type contracts	47%	40%	33%
Time and materials	32	42	49
Cost reimbursable	21	18	18
	100%	100%	100%

Prime contract	73%	71%	63%
Sub-contract	27	29	37
	100%	100%	100%

Prime contract revenues increased in 2010 compared to prior periods as a result of an increasing portion of contracts awarded under DRC’s agency-wide multiple award schedule ID/IQ contracts.

Indefinite Contract Awards

The preferred means by which the government procures services today is through indefinite contract awards, commonly referred as agency-wide ID/IQ contracts.  Occasionally, these contracts are issued to a single provider but most often they are issued for multiple years to multiple vendors.  The majority of our revenue is derived from these contracts.  We hold a broad portfolio of these prime contracts, including the following:

Market	Sponsoring Agency	M/S(1)	Contract Name
Government Wide	General Services Administration	M	Alliant
Government Wide	Office of Personnel Management	M	Training and Management Assistance (TMA)
Homeland Security	Department of Homeland Security	M	Enterprise Acquisition Gateway to Leading Edge (EAGLE)
Homeland Security	Department of Homeland Security	M	Professional Program Management Services/Solutions (PPMSS)
Financial/Regulatory	Department of Treasury	M	Treasury Information Processing Support Services (TIPSS IV)
Financial/Regulatory	Federal Deposit Insurance Corporation	S	Business Analysis Management Support Services(BAMSS)
Healthcare	TRICARE (Department of Defense)	M	Evaluation, Analysis, Management & Support (TEAMS)
Intelligence	Maryland Procurement Office	S	BajaSands
Readiness	Army Training and Doctrine Command	M	Simulation & Training Omnibus Contract (STOC II)
Readiness	Army Research Institute	M	Research, Development & Analysis in Army Training (TRAIN II)
Readiness	Department of Defense	M	Logistics Management Support Services (LMSS)
Readiness	U.S. Air Force	M	Enterprise Integration Services Management (NETCENTS EISM)
Readiness	U.S. Air Force	M	Design Engineering Support Program (DESP II)

The EAGLE, PPMSS, BAMSS and DESP II contracts are currently under re-competition for successor contract vehicles.  Individual contracts and contract task orders, which are subject to re-competition in 2011 total $68 million in annual revenue.  We believe we are well positioned to win successor contracts in each circumstance.  However, the outcomes from the competitions remain uncertain, and there can be no assurance of award of successor contracts to DRC.

Backlog and Bookings

Our backlog position was as follows:

	Year Ended December 31,
(in millions)	2010	2009	2008
Backlog:
Funded	$133.5	$158.5	$146.6
Unfunded	267.4	276.0	211.0
Total	$400.9	$434.5	$357.6
Funded Bookings	$272.1	$282.3	$262.8

Funded bookings generated a book-to-bill ratio of approximately 1.0 to 1 in 2010 and 1.1 to 1 in both 2009 and 2008.  The ending funded backlog as of December 31, 2010, 2009 and 2008 covered approximately 5.7, 7.2 and 6.7 months of revenue, respectively. We expect that substantially all of our funded backlog at December 31, 2010 will generate revenue during the year ending December 31, 2011. The funded backlog generally is subject to possible termination at the convenience of the contracting party. Contracts are generally funded on an annual basis or incrementally for shorter time periods.

Gross Profit

Our gross profit on revenue was $43.9 million, $45.0 million and $39.0 million in 2010, 2009 and 2008, respectively, resulting in a gross margin of 16.1% in 2010, 16.7% in 2009 and 16.5% in 2008. The decrease in gross profit in 2010 compared to 2009 was primarily due to lower direct labor content of revenue which resulted primarily from the government’s in-sourcing initiative partially offset by indirect cost efficiencies including labor related and facilities efficiencies.  The increase in gross profit in 2009 compared to 2008 was primarily due to a full year of business activity associated with Kadix revenue.  The improvement in gross margin was due to the addition of higher margin services provided by the acquired Kadix operations, improved labor utilization and a shift from subcontract work to prime contract work, partially offset by an increase in pension expense due to the decline in plan asset performance in 2008.  We recorded severance costs of $0.8 million, $1.0 million and $1.7 million in cost of revenue in 2010, 2009 and 2008, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $21.5 million in 2010, $23.8 million in 2009 and $36.5 million in 2008.  Selling, general and administrative expenses as a percent of total revenue was 7.9%, 8.8% and 15.4% for 2010, 2009 and 2008, respectively.  During 2008, selling, general and administrative expenses included a litigation provision of $14.8 million.  Excluding the litigation provision, selling, general and administrative expenses as a percent of total revenue would have been 9.2%.  The decrease in selling, general and administrative expenses in 2010 compared to 2009 was primarily due to lower legal fees, business development costs, facility costs and administrative staffing costs.  The decrease in 2009 compared to 2008 was due to the litigation provision recorded in 2008, partially offset by a full year of Kadix selling, general and administrative costs and an increase in deferred compensation costs in 2009.

Amortization of Intangible Assets

Amortization expense, which relates to the amortization of acquired intangible assets, was $1.5 million in 2010, $3.3 million in 2009 and $2.6 million in 2008.  The decrease in amortization expense in 2010 compared to 2009 primarily relates to the intangible assets acquired from our 2004 acquisition of Impact Innovations Group which was fully amortized in the third quarter of 2009.  The increase in 2009 compared to 2008 primarily relates to a full year of amortization expense recorded for the 2008 acquisition of Kadix.  We anticipate 2011 amortization expense of $1.2 million.

Interest Expense, net

We incurred net interest expense of $1.1 million in 2010, $2.0 million in 2009 and $1.5 million in 2008.  The decrease in interest expense in 2010 compared to 2009 was due to lower debt levels and interest rates during 2010.  The increase in interest expense in 2009 compared to 2008 was due to a full year of interest expense associated with our term loan used to finance the Kadix acquisition in 2008.  We recorded approximately $0.1 million of interest income in each of the three years ended in 2010.

Other Income, net

Other income (expense) consists of our portion of earnings and losses in HMRTech, LLC, a small disadvantaged business in which we own a 40% interest, gains and losses realized from our deferred compensation plan and results from other non-operating transactions, all of which were immaterial to our results.

Provision for Income Taxes

We recorded income tax provisions of $7.9 million in 2010 and $6.3 million in 2009, and recorded an income tax benefit of $0.5 million in 2008. The effective income tax rate was 39.0% in 2010 compared to 37.8% in 2009 and 39.9% in 2008, excluding the tax effect of $5.8 million in 2008 related to the litigation provision. On April 5, 2010, we received a tax refund of $0.3 million related to 2003 tax deductions, which we recorded in the first quarter of 2010. The 2009 effective rate was favorably affected by an adjustment to our unrecognized tax benefits and a reduction in state tax expense associated with the filing of prior year tax returns.

Loss on Discontinued Operations

As of December 31, 2009, Metrigraphics was classified as held for sale and accounted for as a discontinued operation.  Effective July 19, 2010, we sold Metrigraphics for consideration of $2.5 million.  We recorded a gain from discontinued operation, net of taxes, of $0.4 million in 2010 and a loss, net of taxes, of $0.1 million and $0.2 million in 2009 and 2008, respectively.

Shares Used in Computing Earnings (Loss) Per Share

Weighted average common shares outstanding and common equivalent shares totaled 10.1 million, 9.8 million and 9.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. The increase in shares in 2010 compared to 2009 was due to the issuance of common stock, primarily through stock plan transactions.  The increase in shares in 2009 compared to 2008 was due to the net loss recorded in 2008, which did not include the dilutive effect of stock options or unvested restricted stock.

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

We have evaluated our future liquidity needs, both from a short-term and long-term basis.  We believe we have sufficient funds to meet our working capital and capital expenditure needs for the short term. Cash on hand plus cash generated from operations along with cash available under credit lines are expected to be sufficient in 2011 to service debt, finance capital expenditures, pay federal and state income taxes and fund the pension plan, if necessary. To provide for long-term liquidity, we believe we can generate substantial positive cash flow, as well as obtain additional capital, if necessary, from the use of subordinated debt or equity. In the event that our current capital resources are not sufficient to fund requirements, we believe our access to additional capital resources would be sufficient to meet our needs.

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

At December 31, 2010 and 2009, we had cash and cash equivalents aggregating $30.2 million and $0.1 million, respectively.

Operating Activities

Net cash provided by operating activities from continuing operations of $41.3 million during 2010 was primarily attributable to net earnings realized and collections on our contract receivables.  Net cash provided by operating activities from continuing operations totaled $8.2 million and $18.6 million in 2009 and 2008, respectively.

Net contract receivables were $48.4 million and $72.6 million at December 31, 2010 and December 31, 2009, respectively. Billed receivables decreased $11.1 million and $6.4 million in 2010 and 2009, respectively. Unbilled receivables decreased $13.2 million in 2010 and increased $8.0 million in 2009. Contract receivables days sales outstanding (“DSO”), was 62 days at December 31, 2010 and 99 days at December 31, 2009.  Federal business DSO, which excludes the effect of state contracts, was 55 days at December 31, 2010 and 73 days at December 31, 2009.  The states of Ohio and Tennessee had a combined contract receivable balance outstanding of $1.9 million and $19.9 million at December 31, 2010 and December 31, 2009, respectively.

Our net deferred tax liability was $1.8 million at December 31, 2010 compared to $2.8 million at December 31, 2009. The decrease was primarily due to changes in unbilled receivables, partially offset by changes in property and equipment, the timing of pension contributions and the usage of the state net operating loss.  During 2010, we paid $6.2 million in income taxes, net of $3.3 million in refunds, compared to $0.5 million in 2009.  In July 2010, we received $3.0 million from a federal net operating loss carryback tax claim.

The IRS has challenged the deferral of income for tax reporting purposes related to unbilled receivables including the applicability of a Letter Ruling issued by the IRS to DRC in January 1976 which granted us deferred tax treatment of the unbilled receivables.  This issue was elevated to the IRS National Office for determination.  On October 23, 2008, we received a notification of ruling from the IRS National Office.  This ruling provided clarification regarding the IRS position relating to revenue recognition for tax purposes regarding our unbilled receivables.  During September 2009, the IRS completed its examination of our tax returns for 2004 through 2007 and issued a Revenue Agent Report, which reduced the deferral of income for tax reporting purposes.  As a result we reclassified approximately $1 million from deferred to current taxes payable.  The IRS report also included an assessment of interest of $0.5 million. We have filed a protest with the IRS to appeal the assessment.  We believe the appeal will be successful and have therefore made no provision for the interest associated with the assessment.

Share-based compensation was $0.7 million in both 2010 and 2009, and $1.1 million in 2008.  The decrease in 2009 compared to 2008 was primarily due to the vesting of Executive Long Term Incentive Program shares in the second quarter of 2008.  As of December 31, 2010 the total unrecognized compensation expense related to restricted stock awards was $0.6 million which is expected to be amortized over approximately 1.8 years, and the unrecognized compensation expense related to stock option awards was $0.2 million which is expected to be amortized over approximately 2.5 years.

Non-cash amortization expense of our acquired intangible assets was $1.5 million in 2010, $3.3 million in 2009 and $2.6 million in 2008.  We anticipate that non-cash expense for the amortization of intangible assets will decrease to approximately $1.2 million in 2011, excluding the addition of any acquisitions.

Our defined benefit pension plan was underfunded by $20.7 million and $21.5 million at December 31, 2010 and 2009, respectively.  The decrease in the plan’s underfunded status in 2010 was primarily attributable to favorable asset performance during the year and an increase in cash contributions to the plan during 2010.  We recorded pension expense of $0.8 million and $1.6 million in 2010 and 2009, respectively, compared to pension income of $1.3 million in 2008.  The decrease in pension expense was primarily due to favorable asset performance in 2009 and an increase in cash contributions to the plan during 2010.  We contributed $3.5 million to fund the pension plan in January 2011 and anticipate pension expense to be approximately $0.2 million in 2011.

Investing Activities

Net cash used in investing activities from continuing operations of $2.1 million during 2010 was primarily attributable to capital expenditures, partially offset by proceeds from the sale of Metrigraphics.  Net cash used in investing activities from continuing operations was $9.0 million in 2009 and $44.3 million in 2008.

Capital expenditures for the purchase of property and equipment were $4.4 million, $5.2 million and $2.0 million in 2010, 2009 and 2008, respectively. The increase in capital expenditures in 2010 and 2009 compared to 2008 was primarily related to the move to our corporate headquarters in 2009.  We expect discretionary capital expenditures in 2011 to be in the range of $2 million to $4 million.

During July 2010, we sold Metrigraphics for consideration of $2.5 million, which consisted of $1.75 million in cash and $0.75 million in the form of a subordinated note.  Interest on the subordinated note is payable quarterly and the repayment of principal is due in full in July 2012, the maturity date of the subordinated note.

In August 2008, we completed the acquisition of Kadix.  The total purchase price of $47.3 million included additional contingent consideration related to achievement of earnout objectives of $4.3 million that was accrued at December 31, 2008 and paid in 2009.

Financing Activities

In December 2010, DRC’s board of directors authorized a share repurchase program, which allows us to buy back up to 700,000 shares of our common stock through June 6, 2011.  During 2010, we repurchased 40,400 shares at a weighted average price of $13.60.  The timing, price and amount of any repurchase will be determined by management based on its evaluation of market conditions and other factors.  These repurchases may be made through the open market, including block purchases, or in private negotiated transactions, or otherwise.  The buyback will be funded through available cash balances and or borrowings, and may be suspended or discontinued at any time.  At December 31, 2010, there were 659,600 shares available to be repurchased under the program.

Our term loan requires quarterly repayments of $2.0 million and we expect operating cash flows to be sufficient to fund these repayments.  Our swap agreement effectively fixes our interest rate on an initial notional amount of $20.0 million of the term loan principal at 5.10% (3.60% swap fixed rate plus the current margin of 1.50%) throughout the term of the credit facility.  At December 31, 2010, the borrowing capacity available under our revolver was $24.6 million.  The facility and swap agreements are more fully described in Note 8 and Note 10, respectively, of our “Notes to Consolidated Financial Statements” in Part II, Item 8 on this Form 10-K.

The Company believes it has access to additional capital resources, from the use of subordinated debt or equity, as alternate sources of funding.  We are confident that our current resources are sufficient and we believe the possibility of needing additional financing resources for the continuation of current operations is remote.

At December 31, 2010, the Company was in compliance with its loan covenants.  The Company’s most stringent financial covenant is the fixed charge coverage ratio.  This covenant requires the Company to maintain a ratio of adjusted consolidated EBITDA to adjusted consolidated interest expense of not less than 1.25 to 1.00.  This fixed charge coverage ratio is tested on a quarterly basis and is measured on a trailing four fiscal quarter basis.

The average daily borrowing on our revolver for 2010 was $1.0 million at a weighted average interest rate of 3.25%, compared to $3.2 million at a weighted average interest rate of 3.25% in 2009 and $3.2 million at a weighted average interest rate of 5.41% in 2008.  During 2010, the average outstanding balance of our term loan was $26 million at a weighted average interest rate of 3.76% compared to $34.0 million at a weighted average interest rate of 4.27% in 2009 and $40.0 million outstanding for the last five months of 2008 at a weighted average interest rate of 5.14%.

During 2010, net cash used in financing activities of $8.9 million represented repayments under the term loan of $8.0 million, net payments of $2.0 million under our revolver and payments of $0.6 million for the repurchase of shares, partially offset by proceeds of $1.5 million from the issuance of common stock through stock plan transactions.

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

Off-Balance Sheet Arrangements

We did not utilize or employ any off-balance sheet arrangements during the three years ended December 31, 2010, defined as (i) an obligation under a guarantee contract with certain characteristics, (ii) a retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement, (iii) an obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument but for the fact that it is indexed to the issuer’s stock and classified as shareholder’ equity or (iv) an obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity.

Contractual Obligations

Our contractual obligations as of December 31, 2010 consist of the following:

	Payments Due By Period
		Less
		than	Two to	Four to
		one	three	five
(in millions)	Total(1)	year	years	years	Thereafter
Long-term debt payments	$22.0	$8.0	$14.0	$-	$-
Interest payments	0.8	0.5	0.4	-	-
Operating lease payments	38.1	6.6	12.7	11.7	7.0
Total contractual obligation payments	$60.9	$15.1	$27.1	$11.7	$7.0
Contractually obligated operating lease receipts	$9.2	$2.3	$3.5	$3.5	$-

(1)	Totals may not add due to rounding.

The contractual amounts above related to interest payments does not include the portion of interest contractually due on our term loan principal balance that is not tied to the interest rate swap because those interest rates are not fixed.  The interest rate swap agreement effectively fixes half of the term loan’s principal balance at an interest rate of 5.10%, which includes the applicable margin of 1.50% at December 31, 2010.

We may be required to make cash outlays related to our unrecognized tax benefits.  However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits, including interest and penalties of $0.6 million as of December 31, 2010, have been excluded from the contractual obligations table above.  For further information on unrecognized tax benefits, see Note 7 of our “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K.

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

IMPACT OF INFLATION AND CHANGING PRICES

Overall, inflation has not had a material impact on our operations. Additionally, the terms of DoD contracts, which accounted for approximately 66% of total revenue in 2010, are generally one year contracts and include salary increase factors for future years, reducing the potential impact of inflation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk associated with our revolver and term loan, where interest payments are tied to either the LIBOR or prime rate.  At December 31, 2010, the interest rate on our term loan was 1.79%.  We entered into an interest rate swap agreement to mitigate the floating interest rate risk on half of our outstanding term loan.  The swap agreement effectively fixes the interest rate on half of our outstanding term loan at 5.10%, which includes the applicable margin of 1.50% at December 31, 2010. The blended interest rate of our term loan and swap agreement was 3.44% at December 31, 2010.  At any time, a sharp rise in interest rates could have an adverse effect on net interest expense as reported in our Consolidated Statements of Operations. Our potential loss over one year that would result in a hypothetical and instantaneous increase of one full percentage point in the interest rate on half of our term loan would increase annual interest expense by approximately $0.2 million.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Dynamics Research Corporation:

We have audited the accompanying consolidated balance sheets of Dynamics Research Corporation (a Massachusetts corporation) and subsidiaries (collectively the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2010.  Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15 (a)(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dynamics Research Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 28, 2011 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

Boston, Massachusetts
February 28, 2011

DYNAMICS RESEARCH CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2010	2009
Assets
Current assets
Cash and cash equivalents	$30,163	$55
Contract receivables, net	48,394	72,569
Prepaid expenses and other current assets	2,924	5,702
Discontinued operations	-	2,058
Total current assets	81,481	80,384
Noncurrent assets
Property and equipment, net	12,219	13,915
Goodwill	97,641	97,641
Intangible assets, net	2,533	4,074
Deferred tax asset	585	4,252
Other noncurrent assets	3,757	3,335
Total noncurrent assets	116,735	123,217
Total assets	$198,216	$203,601

Liabilities and stockholders' equity
Current liabilities
Current portion of long-term debt	$8,000	$8,000
Accounts payable	16,883	18,299
Accrued compensation and employee benefits	18,046	16,357
Deferred tax liability	2,418	7,046
Other accrued expenses	4,617	3,708
Discontinued operations	-	186
Total current liabilities	49,964	53,596
Long-term liabilities
Long-term debt	14,000	23,973
Other long-term liabilities	27,067	31,936
Total long-term liabilities	41,067	55,909
Total liabilities	91,031	109,505
Commitments and contingencies (Note 15)
Stockholders' equity
Preferred stock, $0.10 par value; 5,000,000 shares authorized; no shares issued	-	-
Common stock, $0.10 par value; 30,000,000 shares authorized; 10,040,029 and 9,923,357 shares issued and outstanding at December 31, 2010 and 2009, respectively	1,004	992
Capital in excess of par value	54,138	52,580
Accumulated other comprehensive loss, net of tax	(21,691)	(20,505)
Retained earnings	73,734	61,029
Total stockholders' equity	107,185	94,096
Total liabilities and stockholders' equity	$198,216	$203,601

The accompanying notes are an integral part of these consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Year Ended December 31,
	2010	2009	2008
Revenue	$272,065	$268,661	$236,796
Cost of revenue	228,175	223,694	197,802
Gross profit	43,890	44,967	38,994

Selling, general and administrative expenses	21,534	23,754	36,524
Amortization of intangible assets	1,541	3,305	2,620
Operating income (loss)	20,815	17,908	(150)
Interest expense, net	(1,084)	(2,024)	(1,423)
Other income, net	453	691	35
Income (loss) from continuing operations before provision for income taxes	20,184	16,575	(1,538)
Provision (benefit) for income taxes	7,871	6,262	(454)
Income (loss) from continuing operations	12,313	10,313	(1,084)
Gain (loss) from discontinued operations (Note 3)	392	(141)	(171)
Net income (loss)	$12,705	$10,172	$(1,255)

Earnings (loss) per common share
Basic
Income (loss) from continuing operations	$1.24	$1.08	$(0.11)
Gain (loss) from discontinued operations	0.04	(0.02)	(0.02)
Net income (loss)	$1.28	$1.06	$(0.13)

Diluted
Income (loss) from continuing operations	$1.22	$1.06	$(0.11)
Gain (loss) from discontinued operations	0.04	(0.02)	(0.02)
Net income (loss)	$1.26	$1.04	$(0.13)

Weighted average shares outstanding
Basic	9,893,322	9,551,614	9,493,495
Diluted	10,078,937	9,772,722	9,493,495

The accompanying notes are an integral part of these consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

			Capital	Accumulated
	Common	Common	In Excess	Other
	Stock	Stock	of Par	Comprehensive	Retained
	Shares	Par Value	Value	Loss	Earnings	Total
Balance at December 31, 2007	9,510	$951	$50,251	$(6,745)	$52,112	$96,569
Comprehensive loss:
Net loss	-	-	-	-	(1,255)	(1,255)
Other comprehensive loss, net of tax:
Pension liability adjustment, net of reclassification adjustment	-	-	-	(14,896)	-	(14,896)
Reclassification adjustment for gains realized in net loss	-	-	-	(108)	-	(108)
Unrealized loss on derivative instruments	-	-	-	(519)	-	(519)
Other comprehensive loss						(15,523)
Comprehensive loss						(16,778)
Issuance of common stock through stock plan transactions	128	12	843	-	-	855
Issuance of restricted stock	92	9	(9)	-	-	-
Forfeiture of restricted stock	(13)	(1)	1	-	-	-
Release of restricted stock	(42)	(4)	(418)	-	-	(422)
Share-based compensation	-	-	1,148	-	-	1,148
Tax benefit from stock plan transactions	-	-	103	-	-	103
Balance at December 31, 2008	9,675	967	51,919	(22,268)	50,857	81,475
Comprehensive income:
Net income	-	-	-	-	10,172	10,172
Other comprehensive income, net of tax:
Pension liability adjustment, net of reclassification adjustment	-	-	-	1,587	-	1,587
Changes in unrealized loss on derivative instruments, net of reclassification adjustment	-	-	-	176	-	176
Other comprehensive income						1,763
Comprehensive income						11,935
Issuance of common stock through stock plan transactions, net	190	19	231	-	-	250
Issuance of restricted stock	101	10	(10)	-	-	-
Forfeiture of restricted stock	(24)	(2)	2	-	-	-
Release of restricted stock	(19)	(2)	(171)	-	-	(173)
Share-based compensation	-	-	736	-	-	736
Tax deficiency from stock plan transactions	-	-	(127)	-	-	(127)
Balance at December 31, 2009	9,923	992	52,580	(20,505)	61,029	94,096
Comprehensive income:
Net income	-	-	-	-	12,705	12,705
Other comprehensive loss, net of tax:
Pension liability adjustment, net of reclassification adjustment	-	-	-	(1,247)	-	(1,247)
Changes in unrealized loss on derivative instruments, net of reclassification adjustment	-	-	-	61	-	61
Other comprehensive loss						(1,186)
Comprehensive income						11,519
Issuance of common stock through stock plan transactions, net	171	17	1,463	-	-	1,480
Issuance of restricted stock	30	3	(3)	-	-	-
Repurchased shares	(40)	(4)	(546)	-	-	(550)
Forfeiture of restricted stock	(24)	(2)	2	-	-	-
Release of restricted stock	(20)	(2)	(219)	-	-	(221)
Share-based compensation	-	-	718	-	-	718
Tax benefit from stock plan transactions	-	-	143	-	-	143
Balance at December 31, 2010	10,040	$1,004	$54,138	$(21,691)	$73,734	$107,185

The accompanying notes are an integral part of these consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$12,705	$10,172	$(1,255)
Gain (loss) from discontinued operations	392	(141)	(171)
Income (loss) from continuing operations	12,313	10,313	(1,084)
Adjustments to reconcile net cash provided by operating activities:
Depreciation	3,564	2,987	2,961
Amortization of intangible assets	1,541	3,305	2,620
Share-based compensation	718	736	1,148
Investment income from equity interest	(228)	(355)	(483)
Tax benefit from stock plan transactions, net of tax deficiencies from equity awards	(143)	127	(103)
Litigation settlement (payment)	-	(15,000)	14,819
Deferred income taxes	(183)	9,362	(4,572)
Other	(507)	(637)	(620)
Change in operating assets and liabilities:
Contract receivables, net	24,175	(1,937)	1,310
Prepaid expenses and other current assets	2,778	(3,996)	4
Accounts payable	1,151	(2,342)	3,558
Accrued compensation and employee benefits	1,689	2,713	(1,519)
Other accrued expenses	831	(2,043)	2,239
Other long-term liabilities	(6,368)	4,975	(1,696)
Net cash provided by continuing operations	41,331	8,208	18,582
Net cash provided by (used in) discontinued operations	(161)	(280)	173
Net cash provided by operating activities	41,170	7,928	18,755
Cash flows from investing activities:
Purchase of business, net of cash acquired	-	(4,250)	(43,016)
Additions to property and equipment	(4,449)	(5,185)	(1,973)
Proceeds from the sale of business	1,750	-	-
Proceeds from sale of investments and long-lived assets	20	215	291
Dividends from equity investment	207	556	423
Payments related to sale of building	-	-	(35)
Change in other assets	385	(345)	21
Net cash used in continuing operations	(2,087)	(9,009)	(44,289)
Net cash used in discontinued operations	(75)	(71)	(37)
Net cash used in investing activities	(2,162)	(9,080)	(44,326)
Cash flow from financing activities:
Borrowings under term loan agreement	-	-	40,000
Repayments under term loan agreement	(8,000)	(8,000)	(2,000)
Borrowings under revolving credit agreement	34,156	79,497	69,225
Repayments under revolving credit agreement	(36,129)	(77,524)	(76,962)
Proceeds from the exercise of stock plan transactions	1,480	250	855
Payments of repurchased shares	(550)	-	-
Tax benefit from stock plan transactions, net of tax deficiencies from equity awards	143	(127)	103
Payments of deferred financing costs	-	-	(545)
Net cash provided by (used in) financing activities	(8,900)	(5,904)	30,676
Net increase (decrease) in cash and cash equivalents	30,108	(7,056)	5,105
Cash and cash equivalents, beginning of period	55	7,111	2,006
Cash and cash equivalents, end of period	$30,163	$55	$7,111

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$936	$2,350	$973
Cash paid during the year for income taxes, net of refunds	$6,207	$522	$2,399
Supplemental disclosure of noncash financing and investing activities:
Issuance of restricted stock	$333	$903	$869
Increase (decrease) in pension liability	$2,066	$(2,630)	$24,682
Increase (decrease) in fair value of derivative liability	$(102)	$(291)	$860
Note receivable from sale of business	$750	$-	$-
Accrual of additions to property and equipment	$-	$2,767	$-
Accrual of earnout on purchase of business	$-	$-	$4,250

The accompanying notes are an integral part of these consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

NOTE 1. NATURE OF OPERATIONS

Dynamics Research Corporation (the “Company”) is a leading provider of innovative management consulting, engineering, technical, information technology services and solutions to federal and state governments.  Founded in 1955 and headquartered in Andover, Massachusetts, the Company has approximately 1,300 employees located throughout the United States.  The Company operates as a parent corporation as well as through its wholly owned subsidiaries, Kadix Systems, LLC, H.J. Ford Associates, Inc. and DRC International Corporation.

The Company provides support to its customers in the primary mission areas of information technology, logistics and readiness, cyber security and information assurance, homeland security, healthcare and intelligence and space.  Customers include the Department of Defense, the Department of Homeland Security, federal civilian agencies and state governments.

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

During the second quarter of 2010, the Company sold Metrigraphics which was classified as held for sale at December 31, 2009 and accounted for as a discontinued operation.  The Company’s consolidated financial statements and notes thereto were restated to reflect the discontinuation of Metrigraphics for all periods presented.  Refer to Note 3 for additional information regarding the sale and results of Metrigraphics.

The Company has a 40% ownership interest in HMRTech, LLC (“HMRTech”), a small disadvantaged business as defined by the Small Business Administration of the U.S. Government.  This investment is accounted for using the equity method and reported as a component of other noncurrent assets in the Company’s Consolidated Balance Sheets.  Refer to Note 14 for additional information regarding the Company’s ownership in HMRTech.

Risks, Uncertainties and Use of Estimates

There are risks specific to the industries in which the Company operates. These risks include, but are not limited to, estimates of costs to complete contract obligations, changes in government priorities, policies and procedures and government contracting issues. The U.S. Government has the right to terminate contracts for convenience in accordance with government regulations. If the government terminated contracts, the Company would generally recover costs incurred up to termination, costs required to be incurred in connection with the termination and a portion of the fee earned commensurate with the work performed to termination. However, significant adverse effects on the Company’s indirect cost pools may not be recoverable in connection with a termination for convenience. Contracts with state and other governmental entities are subject to the same or similar risks.

A majority of the Company’s revenue is derived from U.S. Government contracts.  Cancellations, modifications, failure to win a re-competition of the Company’s contracts or subcontracts, or failure by the government to exercise option periods relating to those contracts or subcontracts, could adversely affect the Company’s business, financial condition, results of operations and cash flows. The Company could experience material adverse consequences should such actions not be taken.

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

From time to time, the Company may proceed with work based on client direction prior to the completion and signing of formal contract documents. The Company has a formal review process for approving any such work. Revenue associated with such work is recognized only when it can reliably be estimated and realization is probable. The Company bases its estimates on a variety of factors, including previous experiences with the client, communications with the client regarding funding status, and our knowledge of available funding for the contract.

For each type of contract, the Company recognizes anticipated contract losses as soon as they become known and estimable. Out-of-pocket expenses that are reimbursable by the customer are included in revenue and cost of revenue.

Unbilled receivables are the amounts of recoverable revenue that have not been billed at the balance sheet date. Generally, the Company’s unbilled receivables relate to revenue that is billed in the month after services are performed. In certain instances, billing is deferred in compliance with the contract terms, such as milestone billing arrangements and withholdings, indirect rate approvals or other reasons. Costs related to certain U.S. Government contracts, including applicable indirect costs, are subject to audit by the government. Revenue from such contracts has been recorded at amounts the Company expects to realize upon final settlement.

Cash and Cash Equivalents

The Company considers cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

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

Property and Equipment

Property and equipment, including improvements that significantly add to productive capacity or extend the asset’s useful life are capitalized and recorded at cost. When items are sold, or otherwise retired or disposed of, operating income is charged or credited for the difference between the net book value and proceeds realized thereon.  Repair and maintenance costs are expensed as incurred. Property and equipment is depreciated on the straight-line basis over their estimated useful lives.  Estimated useful lives of production equipment typically range from three to five years, while software and furniture and other equipment typically range from three to fifteen years. Leasehold improvements are amortized over the shorter of the remaining expected term of the lease, considering renewal options if reasonably assured, or the life of the related asset. The Company recorded depreciation expense of $3.6 million in 2010 and $3.0 million in both 2009 and 2008.  The Company recorded disposals of $3.5 million, $0.9 million and $0.8 million during 2010, 2009 and 2008, respectively, of substantially fully-depreciated property and equipment no longer in use.

Internal Software Development Costs

In accounting for development costs of software to be used internally both internal and external costs incurred during the application development stage are capitalized and subsequently amortized over the estimated economic useful life of the software.  These costs are included with machinery and equipment, a separate component of property and equipment.

Investments

The Company holds investments related to its deferred compensation plan.  These investments, which are classified as trading securities and held in a Rabbi Trust, are carried at fair value and reported as a component of other noncurrent assets.  Unrealized holding gains and losses are included in earnings as a component of other income or expense.  The Company recorded net unrealized holding gains of $0.2 million and $0.3 million in 2010 and 2009, respectively, and recorded a net unrealized holding loss of $0.6 million in 2008.

Business Acquisitions

The Company accounts for business acquisitions using the purchase method of accounting. The Company determines and records the fair value of assets acquired and liabilities assumed as of the dates of acquisition. The Company utilizes an independent valuation specialist to determine the fair value of identifiable intangible assets acquired in order to assist in the determination of the portion of the purchase price allocable to these assets.

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

The Company changed the date as of which its annual goodwill impairment analysis is performed from December 31st to November 30th.  This change in timing is considered a change in accounting principle. The Company believes the new date is preferable because the timing coincides with the Company’s long-range planning process and it allows the Company more time to complete the analysis prior to the date the Company reports its results for the fourth quarter.  As a result of the annual impairment test performed as of November 30, 2010 and December 31, 2009, the Company determined that the carrying amount of its reporting unit did not exceed its estimated fair value and, accordingly, did not record a charge for impairment.  There can be no assurance that goodwill will not become impaired in future periods.

Intangible and Other Long-lived Assets

The Company uses assumptions in establishing the carrying value, fair value and estimated lives of identifiable intangible and other long-lived assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the asset carrying value may not be recoverable. Recoverability is measured by a comparison of the asset’s continuing ability to generate positive income from operations and positive cash flow in future periods compared to the carrying value of the asset. If assets are considered to be impaired, the impairment is recognized in the period of identification and is measured as the amount by which the carrying value of the asset exceeds the fair value of the asset. The useful lives and related amortization of identifiable intangible assets are based on their estimated residual value in proportion to the economic benefit consumed. The useful lives and related depreciation of other long-lived assets are based on the Company’s estimate of the period over which the asset will generate revenue or otherwise be used by the Company.  During 2010, there were no events or changes in circumstances that required the Company to test for impairment.

Asset Retirement Obligations

The Company records the fair value of obligations to retire and/or remove long-lived assets in the period in which the obligation is incurred, typically when the asset is placed in service. When the liability is initially recorded, the Company capitalizes this cost by increasing the carrying amount of the related asset. Over time the liability is increased for the change in its present value, and the capitalized cost is depreciated over the useful life of the related asset. At December 31, 2010 and 2009, the Company recorded a long-term liability of $0.2 million and $0.1 million, respectively, offset by a similar increase in leasehold improvements due to a legal obligation to remove certain leasehold improvements at the Company’s corporate headquarters.

Income Taxes

The Company accounts for income taxes using the asset and liability method pursuant to which deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the financial statements in the period that includes the enactment date. Valuation allowances are provided if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has considered future taxable income and ongoing prudent

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

and feasible tax planning strategies in assessing the need for the valuation allowance. In the event the Company determined it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. The Company determined that no valuation allowance was required at December 31, 2010 and 2009.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from these positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Interest costs and penalties related to uncertain tax positions are classified as net interest expense and selling, general and administrative costs, respectively, in the Company’s financial statements.  The Company reviews its tax positions on a quarterly basis and more frequently as facts surrounding tax positions change.  Based on these future events, the Company may recognize uncertain tax positions or reverse current uncertain tax positions the impact of which would affect the consolidated financial statements.

Pension Obligations

The Company measures plan assets and benefit obligations as of the date of its fiscal year end.  Accounting and reporting for the Company’s pension plan requires the use of assumptions, including but not limited to, a discount rate and an expected return on assets. These assumptions are reviewed at least annually based on reviews of current plan information and consultation with the Company’s independent actuary and the plan’s investment advisor. If these assumptions differ materially from actual results, the Company’s obligations under the pension plan could also differ materially, potentially requiring the Company to record an additional pension liability. An independent actuarial valuation of the pension plan is performed each year.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk include accounts receivable and cash equivalents. Management believes that credit risk related to the Company’s accounts receivable is limited due to a large number of customers in differing segments and agencies of the U.S. government. Accounts receivable credit risk is also limited due to the credit worthiness of the U.S. government. Management believes the credit risk associated with the Company’s cash equivalents is limited due to the credit worthiness of the obligors of the investments underlying the cash equivalents. In addition, although the Company maintains cash balances at financial institutions that exceed federally insured limits, these balances are placed with high quality financial institutions.

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

The Company had a deferred rent liability of $4.8 million and $5.2 million recorded as of December 31, 2010 and 2009, respectively.  The long-term portions of the deferred rent liability of $4.2 million and $5.0 million were recorded in other long-term liabilities as of December 31, 2010 and 2009, respectively, and the remaining current portions were recorded in other accrued expenses in the accompanying balance sheets.

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

During 2008, the Company recorded a restructuring cost of $0.7 million consisting principally of employee termination costs related to the Navy’s Trident Missile program which was included in cost of revenue and paid out in full during 2009.

Comprehensive Income (Loss)

As it relates to the Company, comprehensive income (loss) is defined as net income (loss) plus other comprehensive income (loss), which is the sum of changes in the pension liability adjustments and unrealized gains and losses on investments available for sale and derivative instruments.  These amounts are presented net of tax in the accompanying statements of changes in stockholders’ equity and comprehensive income (loss).

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

Restricted shares of common stock that vest based on the satisfaction of certain conditions are treated as contingently issuable shares until the conditions are satisfied. These shares are excluded from the basic earnings per share calculation and included in the diluted earnings per share calculation as the shares do not qualify as a participating security.

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements. The standard amends Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, to require additional disclosures related to transfers between levels in the hierarchy of fair value measurement. The Company adopted this standard on January 1, 2010. The standard does not change how fair values are measured; accordingly, the standard will not have an impact on the Company’s consolidated financial statements.  See Note 9 for fair value measurement disclosures.

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

In July 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  The purpose of the additional disclosures is to enable users of financial statements to better understand the nature of credit risk inherent in an entity’s portfolio of financing receivables and how that risk is analyzed. For end of period balances, the new disclosures are required to be made in all interim and annual periods ending on or after December 15, 2010. For activity during a reporting period, the disclosures are required to be made in all interim and annual periods after January 1, 2011. These changes did not have an impact on the consolidated financial statements.

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

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

Effective July 19, 2010, the Company sold Metrigraphics for consideration of $2.5 million, which consisted of $1.75 million in cash and $0.75 million in the form of a subordinated note.  Interest on the subordinated note is payable quarterly and the repayment of principal is due in full on July 20, 2012, the maturity date of the subordinated note.

The operating results of Metrigraphics classified as discontinued operations are summarized below:

	Year ended December 31,
	2010	2009	2008
Product revenue	$4,790	$6,611	$6,028

Gain (loss) before benefit for income taxes	$806	$(314)	$(421)
(Provision) benefit for income taxes	(322)	173	250
Income (loss) from operations of discontinued operations, net of income taxes	484	(141)	(171)
Loss on sale of discontinued operations, net of income taxes	(92)	-	-
Effect of discontinued operations, net of income taxes	$392	$(141)	$(171)

Details of balance sheet items for Metrigraphics are summarized below:

December 31,
2009
Accounts receivables	$946
Inventory	864
Prepaid expenses and other current assets	22
Property and equipment, net	226
Total current assets	$2,058

Accounts payable	$186
Total current liabilities	$186

NOTE 4. BUSINESS ACQUISITION

On August 1, 2008, the Company completed the acquisition of Kadix for $42.3 million in cash including acquisition costs of $0.4 million, plus additional consideration of $5.0 million based on migration to the Company of services provided by Kadix under 8(a) contracts, which were stipulated for performance by minority/women owned contracts having an unrestricted status, and the achievement of anticipated 2009 gross margin targets.  During 2008, additional consideration of $5.0 million was earned and accrued as additional purchase price.  Of the additional purchase price $0.8 million was paid in 2008 and the remaining $4.2 million was paid in the first quarter of 2009.  The Company recorded $41.5 million to goodwill and other intangible assets and believes it will be tax deductible.

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

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

Year Ended
December 31,
2008
(unaudited)
Revenue	$261,540
Gross profit	$48,118
Operating income	$4,228
Net income	$692

Earnings per share:
Basic	$0.07
Diluted	$0.07

NOTE 5. SUPPLEMENTAL BALANCE SHEET INFORMATION

The composition of selected balance sheet accounts is as follows:

	December 31,
	2010	2009
Contract receivables, net:
Billed receivables	$17,123	$28,203
Unbilled receivables(1):
Revenues recorded in excess of milestone billings on fixed price contracts with the State of Tennessee	499	18,004
Retainages and fee withholdings	394	689
Other unbilled receivables	30,899	26,256
Total unbilled receivables	31,792	44,949
Allowance for doubtful accounts	(521)	(583)
Contract receivables, net	$48,394	$72,569

Prepaid expenses and other current assets:
Refundable income taxes	$-	$1,604
Restricted cash	350	262
Other	2,574	3,836
Prepaid expenses and other current assets	$2,924	$5,702

Property and equipment, net:
Software	$10,834	$12,107
Furniture and other equipment	8,657	9,679
Leasehold improvements	7,104	6,445
Production equipment	341	440
Property and equipment	26,936	28,671
Less accumulated depreciation	(14,717)	(14,756)
Property and equipment, net	$12,219	$13,915

Other noncurrent assets:
Deferred compensation plan investments	$1,589	$1,378
Equity investments	999	978
Other	1,169	979
Other noncurrent assets	$3,757	$3,335

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

	December 31,
	2010	2009
Accrued compensation and employee benefits:
Accrued compensation and related taxes	$8,487	$9,029
Accrued vacation	4,008	4,724
Accrued pension liability	4,000	840
Other	1,551	1,764
Accrued compensation and employee benefits	$18,046	$16,357

Other accrued expenses:
Deferred gain on sale of building	$676	$676
Deferred rent liability	591	206
Accrued income taxes	390	-
Other	2,960	2,826
Other accrued expenses	$4,617	$3,708

Other long-term liabilities:
Accrued pension liability	$16,694	$20,666
Deferred rent liability	4,185	4,951
Deferred gain on sale of building	2,705	3,381
Deferred compensation plan liability	1,589	1,378
Other	1,894	1,560
Other long-term liabilities	$27,067	$31,936

(1)	At December 31, 2010 and 2009, $0.3 million and $0.5 million, respectively, of unbilled retainages and fee withholdings are not anticipated to be billed within twelve months.

NOTE 6. INTANGIBLE ASSETS

Components of the Company’s identifiable intangible assets are as follows:

	December 31, 2010			December 31, 2009
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Customer relationships	$1,900	$(440)	$1,460	$13,400	$(11,643)	$1,757
Customer contracts	3,500	(2,857)	643	3,500	(2,234)	1,266
Non-competition agreements	1,400	(970)	430	1,400	(349)	1,051
8(a) contract transition	130	(130)	-	130	(130)	-
Total	$6,930	$(4,397)	$2,533	$18,430	$(14,356)	$4,074

During 2010 and 2009, the Company wrote off $11.5 million and $1.3 million, respectively, of fully amortized intangible assets. The Company recorded amortization expense for its identifiable intangible assets of $1.5 million, $3.3 million and $2.6 million in the years ended December 31, 2010, 2009 and 2008, respectively. At December 31, 2010, estimated future amortization expense for the identifiable intangible assets to be recorded by the Company in subsequent fiscal years is as follows:

Year ending December 31:
2011	$1,188
2012	$492
2013	$349
2014	$299
2015	$205

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

NOTE 7. INCOME TAXES

Total income tax expense was allocated as follows:

	Year Ended December 31,
	2010	2009	2008
Income (loss) from operations	$7,871	$6,262	$(454)
Gain (loss) from discontinued operations	261	(173)	(250)
Deficiency (benefit) from stock plan transactions	(143)	127	(103)
Other comprehensive income (loss)	(778)	1,158	(10,198)
	$7,211	$7,374	$(11,005)

The components of the provision (benefit) for federal and state income taxes from operations were as follows:

	Year Ended December 31,
	2010	2009	2008
Currently payable (receivable)
Federal	$7,368	$(2,997)	$3,429
State	686	(103)	689
Total currently payable (receivable)	8,054	(3,100)	4,118
Deferred payable (prepaid)
Federal	(984)	8,367	(3,692)
State	801	995	(880)
Total deferred payable (prepaid)	(183)	9,362	(4,572)
Provision (benefit) for income taxes	$7,871	$6,262	$(454)

The major items contributing to the difference between the statutory U.S. federal income tax rate and the Company’s effective tax rate on income from continuing operations were as follows:

	Year Ended December 31,
	2010		2009		2008
Provision (benefit) at statutory rate	$7,065	35.0%	$5,801	35.0%	$(538)	35.0%
State income taxes, net of federal tax benefit	989	4.9	752	4.5	(127)	8.3
Permanent differences, net	(2)	(0.0)	(35)	(0.2)	126	(8.2)
Stock based compensation	16	0.1	-	-	71	(4.7)
Other, net	(197)	(1.0)	(256)	(1.5)	14	(0.9)
Provision (benefit) for income taxes	$7,871	39.0%	$6,262	37.8%	$(454)	29.5%

The tax effects of significant temporary differences that comprise deferred tax assets and liabilities are as follows:

	December 31,
	2010	2009
Pension liability	$14,027	$13,208
Deferred gain on sale of building	1,545	1,854
Accrued expenses	3,596	3,684
Accrued vacation	1,174	1,386
Employee share-based compensation	521	630
Net operating loss carry forward, net of federal tax benefit	-	621
Receivables reserves	207	244
Other	330	257
Deferred tax assets	21,400	21,884

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

	December 31,
	2010	2009
Unbilled receivables	$(4,106)	$(9,863)
Fixed assets and intangibles	(8,957)	(7,083)
Pension funding	(7,408)	(4,882)
Domestic International Sales Corporation	(2,198)	(2,183)
Other	(564)	(667)
Deferred tax liability	(23,233)	(24,678)
Deferred tax liability, net	$(1,833)	$(2,794)

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

As of December 31, 2009 the Company had a state net operating loss carry-forward of approximately $11 million which was carried forward and fully utilized during 2010.

The change in the unrecognized tax benefits was as follows:

Balance at December 31, 2007	$517
Reductions for current year tax positions	(87)
Balance at December 31, 2008	430
Additions for current year tax positions	132
Lapses of applicable statute of limitations	(153)
Balance at December 31, 2009	409
Reductions for current year tax positions	(31)
Balance at December 31, 2010	$378

At December 31, 2010, the Company’s unrecognized tax benefits, which if recognized in future periods, could favorably impact the effective tax rate by approximately $0.2 million.  The total amount of accrued interest and penalties resulting from such unrecognized tax benefits was $0.2 million at both December 31, 2010 and 2009.

The Company files income tax returns in the U.S. federal jurisdiction and numerous state jurisdictions.  State tax returns for all years after 2006 are subject to future examination.  Although the IRS has completed its examination of tax years 2004 through 2007 the statutes are still open for those years until the appeals process is finalized.

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

At December 31, 2010, the Company was in compliance with its loan covenants.

The Company used the $40.0 million term loan proceeds to fund the acquisition of Kadix. The credit facility requires quarterly principal payments on the term loan of $2.0 million, which commenced December 31, 2008.  The Company has the option of selecting an interest rate for the term loan equal to either: (a) the then applicable LIBOR rate plus 1.50% per annum to 2.50% per annum, depending on the Company’s most recently reported leverage ratio (currently 1.50%); or (b) the base rate as announced from time to time by the administrative agent plus 0.00% per annum to 0.25% per annum, depending on the Company’s most recently reported leverage ratio (currently 0.00%). For those portions of the term loan accruing at the LIBOR rate, the Company has the option of selecting interest periods of 30, 60, 90 or 180 days.  The credit facility also required the Company, within thirty days of the closing date, to secure interest rate protection in an amount not less than fifty percent of the outstanding principal balance of the term loan, as more fully described in Note 10.

The revolver has a five-year term and is available to the Company for general corporate purposes, including strategic acquisitions. The interest rate terms on the revolver are similar to those of the term loan.

Outstanding Debt

The Company’s outstanding debt at December 31, 2010 was $22.0 million which consisted of an outstanding balance under the term loan.  The interest rate on the term loan at December 31, 2010 was 1.79% based on the 90-day LIBOR rate option that was in effect on December 31, 2010.  The Company’s outstanding debt at December 31, 2009 was $32.0 million which consisted of an outstanding balance of $30.0 million under the term loan and $2.0 million of net borrowings under the revolver.  The interest rate on the term loan at December 31, 2009 was 2.28% based on the 90-day LIBOR rate option that was in effect on December 31, 2009.  The interest rate on the revolver at December 31, 2009 was 3.25% based on the base rate that was in effect on December 31, 2009.

The repayment of borrowings under the revolver is contractually due on August 1, 2013 and therefore the amounts outstanding are classified as long-term, however, the Company may repay at any time prior to that date.  At December 31, 2010, the remaining available balance to borrow against the revolver was $24.6 million.

As noted above, the credit facility requires quarterly principal payments on the term loan of $2.0 million, which commenced December 31, 2008.  The Company’s contractual obligations for principal payments on the term loan is $8.0 million in each year ending December 31, 2011 through 2012 and $6.0 million for the year ended December 31, 2013.  However, the Company has the option to prepay principal at anytime during the term of the credit facility without penalty.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

NOTE 9. FAIR VALUE MEASUREMENTS

The following tables present our assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements
		At December 31, 2010 Using
	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Rabbi Trusts	Other noncurrent assets	$1,589	$-	$-	$1,589

Liabilities:
Interest rate swap	Other long-term liabilities	$-	$467	$-	$467

		Fair Value Measurements
		At December 31, 2009 Using
	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Rabbi Trusts	Other noncurrent assets	$1,378	$-	$-	$1,378

Liabilities:
Interest rate swap	Other long-term liabilities	$-	$569	$-	$569

The following is a description of the valuation methodologies used for these items, as well as the general classification of such items:

Investments held in Rabbi Trusts - The investments include exchange-traded equity securities and mutual funds. Fair values for these investments were based on quoted prices in active markets and were therefore classified within Level 1 of the fair value hierarchy.

Interest rate swap - The derivative is a receive-variable, pay-fixed interest rate swap based on the LIBOR rate and is designated as a fair value hedge. Fair value was based on a model-driven valuation using the LIBOR rate, which was observable at commonly quoted intervals for the full term of the swap. Therefore, our interest rate swap was classified within Level 2 of the fair value hierarchy.

NOTE 10. DERIVATIVE FINANCIAL INSTRUMENTS

The Company has an interest rate swap agreement with an initial notional amount of $20.0 million of the term loan principal which matures on August 1, 2013.  Under this agreement, the Company receives a floating rate based on the 90-day LIBOR rate and pays a fixed rate of 3.60% (both excluding the applicable margin) on the outstanding notional amount. The swap fixed rate was based on a 90-day LIBOR rate and is structured to mirror the payment terms of the term loan.  The fair value of the swap at inception was zero.  It is not expected that any gains or losses will be reported in the statement of operations during the term of the agreement as the swap is assumed to be highly effective through its maturity based on the matching terms of the swap and term loan.

As of December 31, 2010 and 2009, the total notional amount committed to the swap agreement was $11.0 million and $15.0 million, respectively. The Company recorded a liability to recognize the fair value of the swap which has been accounted for as a component of the accumulated other comprehensive loss.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

The fair value effect on the financial statements from the interest rate swap designated as a cash flow hedge is as follows:

	December 31,		Year Ended December 31,
	2010	2009	2010	2009
Other long-term liabilities	$467	$569
Loss recognized in other comprehensive income, net of tax			$282	$343

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

The Company’s funding policy is to contribute at least the minimum amount required by the Employee Retirement Income Security Act of 1974. Additional amounts are contributed to assure that plan assets will be adequate to provide retirement benefits. The Company expects required payments of $4.0 million will be needed to fund the Pension Plan in 2011.

The Company’s Pension Plan measurement date was changed to December 31 from November 30 in 2008.

Net Periodic Pension Cost

	Year Ended December 31,
	2010	2009	2008
Interest cost	$4,217	$4,269	$4,103
Expected return on plan assets	(4,516)	(3,857)	(5,975)
Recognized actuarial loss	1,098	1,209	586
Net periodic pension cost (income)	$799	$1,621	$(1,286)

Obligations and Funded Status

	December 31,
	2010	2009
Change in benefit obligation
Benefit obligation at beginning of year	$75,233	$69,691
Interest cost	4,217	4,269
Benefits paid	(3,683)	(3,450)
Actuarial loss	4,655	4,723
Benefit obligation at end of year	80,422	75,233
Change in plan assets
Fair value of plan assets at beginning of year	53,727	47,121
Actual return on plan assets	6,006	10,001
Employer contributions	3,678	55
Benefits paid	(3,683)	(3,450)
Fair value of plan assets at end of year	59,728	53,727
Funded status	$(20,694)	$(21,506)

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

Amounts recognized in the consolidated balance sheets consist of:

	December 31,
	2010	2009
Accrued compensation and employee benefits	$4,000	$840
Other long-term liabilities	16,694	20,666
Net amount recognized	$20,694	$21,506

At December, 31, 2010, the Company increased its pension liability adjustment by $2.1 million to reflect the required liability of $35.4 million. In 2009, the Company decreased its pension liability adjustment by $2.6 million to reflect the required liability of $33.3 million.  These amounts are reflected, net of related tax effects, as a component of accumulated other comprehensive loss as part of stockholders’ equity in the accompanying balance sheets.

The reconciliation of the pension liability adjustment was as follows:

			Experience
	Beginning		Loss/	Ending
	Balance	Amortization	(Gain)	Balance
2010	$33,312	$(1,098)	$3,165	$35,379
2009	$35,942	$(1,209)	$(1,421)	$33,312
2008	$11,260	$(635)	$25,317	$35,942

The Company expects to recognize amortization expense related to the net actuarial loss of approximately $1.2 million in 2011.

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

The following assumptions were used to determine the benefit obligations and net periodic benefit costs:

	December 31,
	2010	2009
Used to determine benefit obligations
Discount rate	5.25%	5.75%
Rate of compensation increase	N/A	N/A

	2010	2009	2008
Used to determine net periodic benefit costs
Discount rate	5.75%	6.25%	6.25%
Expected rate of return on assets	8.50%	8.50%	9.00%
Rate of compensation increase	N/A	N/A	N/A

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

The Company’s investment policy includes a periodic review of the Pension Plan’s investment in the various asset classes. The Company’s asset allocations by asset category are as follows:

		Fair Value Measurement at December 31, 2010
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Cash	$414	$414	$-	$-
Money market funds	4,227	-	4,227	-
Equity securities:
Common equity securities	11,183	7,505	3,678	-
Preferred equity securities	142	142	-	-
Equity mutual funds	21,593	21,593	-	-
Fixed income securities:
U.S. Treasury obligations	7,046	-	7,046	-
U.S. Government agencies	1,278	-	1,278	-
Corporate and foreign bonds	9,626	-	9,626	-
Other type of investments:
Managed futures	2,024	-	-	2,024
Hedge fund	2,195	-	-	2,195
Total	$59,728	$29,654	$25,855	$4,219

The Pension Plan’s assets did not include any of the Company’s common stock at December 31, 2010 and 2009.

A reconciliation of the beginning and ending balances of Level 3 assets is as follows:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Managed Futures	Hedge Fund	Total
Beginning balance at December 31, 2009	$2,000	$1,000	$3,000
Unrealized gains on plan assets:
Relating to assets still held at the reporting date	24	195	219
Relating to assets sold during the period	-	-	-
Purchases	-	1,000	1,000
Transfers in and/or out of Level 3	-	-	-
Ending balance at December 31, 2010	$2,024	$2,195	$4,219

The managed futures consist of units of limited partnership interests through the allocation of assets of multiple commodity trading advisors.  These commodity trading advisors engage in speculative trading in U.S. and international markets for currencies, interest rates, stock indices, agricultural and energy products, and precious base

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

metals.  The fair value of managed futures is estimated based on the investments net asset value at the reporting period.  Redemptions can only be made monthly and require ten days prior notice to the general partner of the fund.

The hedge fund is a fund of funds that combines diversified multi-strategy methods to achieve investment objectives during a three to five year investment cycle.  Strategy methods may consist of conventional long-term equity and fixed income investments or derivative investments, including, total return swaps, options and forwards.  The fair value of the hedge fund is estimated based on the investments net asset value at the reporting period.  Redemptions can be made quarterly based on the discretion of the investment company's board of directors.

Estimated Future Benefit Payments

The following table sets forth the expected timing of benefit payments:

Year ending December 31:
2011	$3,915
2012	$4,188
2013	$4,458
2014	$4,605
2015	$4,821
Five subsequent fiscal years ending December 31, 2020	$26,314

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

Employee contributions and the Company’s contributions are invested in one or more collective investment funds at the participant’s direction. The Company’s contributions are subject to forfeitures of any non-vested portion if termination occurs.  The vesting of the Company’s matching contribution is 25% after one year and 100% after the second year.  The vesting of profit sharing contributions is 100% cliff vesting after three years.  The Company’s contributions, net of forfeitures, charged to expense aggregated $3.3 million, $3.5 million and $3.1 million in 2010, 2009 and 2008, respectively.

Supplemental Executive Retirement Plan

The Company has a Supplemental Executive Retirement Plan, or SERP, for certain former key employees providing for annual benefits commencing on the sixth anniversary of the executive’s retirement. The cost of these benefits is being charged to expense and accrued using a projected unit credit method. Expenses related to this plan were approximately $0.1 million in each of the years ended December 31, 2010. The liability related to the SERP, which is unfunded, was $0.4 million at both December 31, 2010 and 2009. These amounts represent the amounts the Company estimates to be the present value of the obligation at each respective date.

Deferred Compensation Plans

The Company has a deferred compensation plan approved by the Board of Directors that allows certain employees to defer up to 100% of cash incentive payments and salary in excess of the FICA earnings ceiling. Employee contributions are invested in selected mutual funds held within a Rabbi Trust. These investments, which the Company has classified as trading securities, are recorded at fair value and reported as a component of other noncurrent assets in the accompanying balance sheets. Amounts recorded as deferred compensation liabilities are adjusted to reflect the fair value of investments held by the Rabbi Trust. Changes in obligations to participants as a

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

result of gains or losses on the fair value of the investments are reflected as a component of compensation expense. At December 31, 2010 and 2009, $1.6 million and $1.4 million, respectively, had been deferred under the plan.
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

The Company’s 1993 Equity Incentive Plan (the “1993 Plan”) expired in April 2003.  The 1993 Plan permitted the Company to grant incentive stock options, nonqualified stock options, stock appreciation rights, awards of nontransferable shares of restricted common stock and deferred grants of common stock. The option price of incentive stock options was not less than the fair market value at the time the option was granted. The option period was not greater than 10 years from the date the option was granted. Normally the stock options were exercisable in three equal installments beginning one year from the date of the grant. Through shareholder approval, 580,800 shares were reserved for the 1993 Plan. A total of 9,500, 10,000 and 12,000 stock options were outstanding and exercisable under the 1993 Plan at December 31, 2010, 2009 and 2008, respectively.

The Company’s 1995 Stock Option Plan for Non-employee Directors (the “1995 Plan”) expired in April 2006.  The 1995 Plan provided for each outside director to receive options to purchase 5,000 shares of common stock at the first annual meeting at which the director was elected. As long as he or she remained an eligible director, the director received options to purchase 1,000 shares of common stock at each annual meeting. Eligible directors could not be an employee of the Company or one of its subsidiaries or a holder of five percent or more of the Company’s common stock. The exercise price of these options was the fair market value of the common stock on the date of grant. Each option was non-transferable except upon death and expires 10 years after the date of grant. The options became exercisable in three equal installments on the first, second and third anniversaries of the date of grant. A total of 132,000 shares were reserved for issuance. A total of 10,000, 11,000 and 12,214 stock options were outstanding and exercisable under the 1995 Plan at December 31, 2010, 2009 and 2008, respectively.

The Company’s 2000 Incentive Plan (the “2000 Plan”) expired in November 2009.  The 2000 Plan allowed the Company to grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards and deferred grants of common stock. In the case of incentive stock options, the option price was not less than the fair market value of the stock at the date of grant. The option period did not exceed 10 years from the date of grant. The terms of the 2000 Plan were substantially similar to those of the 1993 Plan. A total of 412,990, 585,843 and 664,894 stock options were outstanding and exercisable under the 2000 Plan at December 31, 2010, 2009 and 2008, respectively.

The Company’s 2003 Incentive Plan (the “2003 Plan”) allows the Company to grant incentive stock options, non-qualified stock options, stock appreciation rights, awards of nontransferable shares of restricted common stock and deferred grants of common stock up to directors or key employees of the Company. The terms of the 2003 Plan are substantially similar to those of the 2000 Plan.  A total of 400,000 shares were reserved for issuance of which 309,124 shares remained available at December 31, 2010.  A total of 40,000 stock options were outstanding and non-exercisable under the 2003 Plan at December 31, 2010. The 2003 Plan expires in December 2012.

Restricted stock awards granted by the Company were issued under the 2000 Plan and 2003 Plan. Shares of restricted stock of the Company may be granted at no cost to employees.  Restrictions limit the sale or transfer of these shares until they vest, which is typically over three years.  The Company granted a total of 30,300 restricted stock awards from the 2003 Plan during the year ended December 31, 2010.  During 2009, the Company granted a total of 100,748 restricted

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

stock awards of which 66,750 and 33,998 restricted stock awards were granted from the 2000 Plan and the 2003 Plan, respectively.  During 2008, the Company granted 92,000 restricted stock awards from the 2000 Plan.  Restricted stock awards of 56,404, 137,725 and 158,476 were unvested and outstanding under the 2000 Plan as of December 31, 2010, 2009 and 2008, respectively, and 42,351 and 27,976 awards were unvested and outstanding under the 2003 Plan as of December 31, 2010 and 2009, respectively.

The Company’s Executive Long Term Incentive Program (the “ELTIP”) provides incentives to program participants through a combination of cash incentives, stock options and restricted stock grants.  Included in the 2000 Plan amounts stated above, the Board of Director approved 2001 ELTIP, which fully vested in May 2008, had a total of 375,000, 425,000 and 475,000 stock options that were outstanding and exercisable at December 31, 2010, 2009 and 2008, respectively.

During 2010, the Company’s shareholders approved the 2010 ELTIP which is administered by the Compensation Committee of the Company.  The Company recorded compensation costs for all share-based compensation that is expected to be issued based on the achievement of certain goals.  Additional information regarding the 2010 ELTIP is included in the Company proxy statement under the heading Approval of Executive Long-Term Incentive Plan, filed with the Securities Exchange Commission on Form DEF14 A on April 15, 2010.

Employee Stock Purchase Plan

The Company’s shareholders approved the 2000 Employee Stock Purchase Plan (the “ESPP”) which is designed to give eligible employees an opportunity to purchase common stock of the Company through accumulated payroll deductions. All employees of the Company who customarily work at least 20 hours per week and do not own five percent or more of the Company’s common stock are eligible to participate in the ESPP. The ESPP allows stock to be purchased at a discount of 5% and does not include a “look-back” option, therefore the accounting for shares purchased is not considered compensatory.  A total of 1,300,000 shares are available for issuance under the ESPP, of which 364,336 shares were remaining at December 31, 2010.  Shares issued under the ESPP were 34,266 in 2010, 38,953 in 2009 and 46,880 in 2008.

Share-Based Compensation Costs

Total share-based compensation cost reported in the consolidated statements of operations was as follows:

	Year ended December 31,
	2010	2009	2008
Cost of products and services	$324	$319	$483
Selling, general and administrative	394	417	665
Total share-based compensation expense	$718	$736	$1,148

Stock Option Award Activity

The following table summarizes stock option activity under all plans:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value
Outstanding and exercisable at December 31, 2009	606,843	$9.62	1.5	$981
Granted	40,000	$13.36
Exercised	(161,484)	$8.52
Cancelled	(12,869)	$12.76
Outstanding at December 31, 2010	472,490	$10.23	1.5	$1,688
Exercisable at December 31, 2010	432,490	$9.94	0.7	$1,684

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

As of December 31, 2010 the total unrecognized compensation cost related to stock option awards was $0.2 million which is expected to be amortized over approximately 2.5 years.

The fair value of share-based awards for employee stock option awards was estimated using the Black-Scholes pricing model.  The following weighted average assumptions were used to calculate the weighted per share fair value of $6.43 for stock options issued during 2010:  risk-free rate of 2.4%; dividend yield of zero; volatility of 47.7%; and expected life of 6 years.

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

Expected life.  The expected term was estimated based upon exercise experience made in the past to employees.

Cash proceeds received, the intrinsic value and the total tax benefits realized resulting from stock option exercises were as follows:

	Year Ended December 31,
	2010	2009	2008
Amounts realized or received from stock option exercises:
Cash proceeds received	$1,108	$631	$449
Intrinsic value realized	$598	$1,972	$267
Income tax benefit realized	$166	$84	$101

Restricted Stock Award Activity

The following table summarizes restricted stock activity:

		Weighted
		Average
	Number	Grant-
	of	Date
	Shares	Fair Value
Nonvested at December 31, 2009	165,701	$9.39
Granted	30,300	$10.99
Vested	(73,711)	$9.77
Cancelled	(23,535)	$9.48
Nonvested at December 31, 2010	98,755	$9.57

The total fair value of restricted shares vested during 2010, 2009 and 2008 was $0.7 million, $0.8 million and $1.6 million, respectively. As of December 31, 2010, the total unrecognized compensation cost related to restricted stock awards was $0.6 million which is expected to be amortized over a weighted-average period of approximately 1.8 years.

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

Share Repurchase Program

In December 2010, The Company’s board of directors authorized a share repurchase program, which allows the Company to buy back up to 700,000 shares of its common stock through June 6, 2011.  During 2010, the Company repurchased 40,400 shares at a weighted average price of $13.60.  The timing, price and amount of any repurchase will be determined by management based on its evaluation of market conditions and other factors.  These repurchases may be made through the open market, including block purchases, or in private negotiated transactions, or otherwise.  The buyback will be funded through available cash balances and or borrowings, and may be suspended or discontinued at any time.  At December 31, 2010, there were 659,600 shares available to be repurchased under the program.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss as of December 31, 2010 of $21.7 million consisted of aggregate additional pension liability adjustments of $21.4 million, net of a $14.0 million tax benefit and an unrealized holding loss on a derivative instrument of $0.3 million, net of a tax benefit of $0.2 million.  Accumulated other comprehensive loss as of December 31, 2009 of $20.5 million consisted of aggregate additional pension liability adjustments of $20.2 million, net of a $13.2 million tax benefit and an unrealized holding loss on a derivative instrument of $0.3 million, net of a tax benefit of $0.2 million.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

The related tax effects allocated to each component of other comprehensive income (loss) was as follows:

	Before	Tax	Net of
	Tax	(Expense)	Tax
	Amount	Benefit	Amount
Year ended December 31, 2008
Pension liability adjustment	$(25,268)	$10,018	$(15,250)
Less: reclassification adjustment for costs realized in net loss	586	(232)	354
Net pension liability adjustment	(24,682)	9,786	(14,896)
Unrealized holding losses on derivative instruments	(860)	341	(519)
Reclassification adjustment for gains on investments realized in net loss	(179)	71	(108)
Other comprehensive loss	$(25,721)	$10,198	$(15,523)

Year ended December 31, 2009
Pension liability adjustment	$1,421	$(564)	$857
Less: reclassification adjustment for costs realized in net income	1,209	(479)	730
Net pension liability adjustment	2,630	(1,043)	1,587
Unrealized holding losses on derivative instruments	(175)	69	(106)
Less: reclassification adjustment for costs realized in net income	466	(184)	282
Net unrealized holding gain on derivative instruments	291	(115)	176
Other comprehensive income	$2,921	$(1,158)	$1,763

Year ended December 31, 2010
Pension liability adjustment	$(3,164)	$1,254	$(1,910)
Less: reclassification adjustment for costs realized in net income	1,098	(435)	663
Net pension liability adjustment	(2,066)	819	(1,247)
Unrealized holding losses on derivative instruments	(344)	136	(208)
Less: reclassification adjustment for costs realized in net income	446	(177)	269
Net unrealized holding gain on derivative instruments	102	(41)	61
Other comprehensive loss	$(1,964)	$778	$(1,186)

Earnings Per Share

Due to their antidilutive effect, approximately 98,500, 63,000 and 279,200 options to purchase common stock were excluded from the calculation of diluted earnings per share for the years ended December 31, 2010, 2009 and 2008, respectively. However, these options could become dilutive in future periods. The following table sets forth the reconciliation of the weighted average shares outstanding:

	Year Ended December 31,
	2010	2009	2008
Weighted average shares outstanding - Basic	9,893,322	9,551,614	9,493,495
Dilutive effect of stock options and restricted stock grants	185,615	221,108	-
Weighted average shares outstanding - Diluted	10,078,937	9,772,722	9,493,495

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

NOTE 14. BUSINESS SEGMENT, GEOGRAPHIC, MAJOR CUSTOMER AND RELATED PARTY INFORMATION

Business Segment

The Company operates in one business segment providing support to its customers in the primary mission areas of information technology, logistics and readiness, information assurance and cyber security, homeland security, healthcare and intelligence and space.  The Company offers several business solutions to its customers, often combining two or more solutions to achieve customer goals, including business transformation, information technology infrastructure, training and performance support, business intelligence, automated case management, program management, engineering, human capital management, information assurance and cyber security and healthcare.

Geographic

Revenue is attributed to geographic areas based on the customer’s location. The Company does not have locations outside the U.S. and substantially all revenue was earned in the U.S during each of the three years ended December 31, 2010.  The Company’s long-lived assets of $116.2 million and $119.0 million at December 31, 2010 and 2009, respectively, were located in the U.S.  Long-lived assets included property and equipment, goodwill, intangible assets and other noncurrent assets.

Major Customers

No customers accounted for more than 10% of revenue in each of the three years ended December 31, 2010 and no customers accounted for more than 10% of the contract receivable balance at December 31, 2010 and 2009.

Related Party

The Company has a 40% interest in HMRTech which is accounted for using the equity method.  Revenues from HMRTech for 2010 and 2009 and amounts due from HMRTech included in contract receivables at December 31, 2010 and 2009 were immaterial.  Revenues recorded from HMRTech in 2008 were $4.8 million.  In addition, HMRTech charged the Company $1.9 million, $1.3 million and $1.4 million in 2010, 2009 and 2008, respectively, relating to contract work.  At December 31, 2010 and 2009, the Company had a related payable of $0.3 million and $0.2 million, respectively.

NOTE 15. COMMITMENTS AND CONTINGENCIES

Commitments

The Company conducts its operations in facilities that are under long-term operating leases. These leases expire at various dates through 2018, with options to renew as negotiated between the Company and its landlords. With the exception of the Company’s current corporate headquarters facility, the Company does not believe that exercise of any of its lease renewal options are reasonably assured and, accordingly, the exercise of such options has not been assumed in the accounting for leasehold improvements and the deferred gain on the sale of the former corporate headquarters facility. Rent expense under these leases, inclusive of real estate taxes and insurance, was $5.3 million in 2010, $5.9 million in 2009 and $5.8 million in 2008.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

Minimum lease commitments, primarily for facilities under non-cancelable operating leases and related sublease receipts in effect at December 31, 2010 were as follows:

	Lease	Sublease
	Commitment	Receipts
Year ending December 31:
2011	$6,645	$2,313
2012	6,463	1,732
2013	6,215	1,732
2014	6,094	1,732
2015	5,615	1,732
2016 and thereafter	7,046	-
	$38,078	$9,241

The Company entered into letter of credit agreements with its bank group for a total of $0.6 million to satisfy required lease security deposits.

During 2009, the Company entered into an assignment and assumption agreement to assign all of the Company’s right, title, and interest in, to and under its former corporate headquarters facility. The effective date of the agreement was December 1, 2009, the date the Company vacated the building. The terms of the agreement assign the sublessee all of the rights and obligations of the original lease signed by the Company in 2005.  The original lease includes two consecutive five year renewal options.  If these options are exercised by the sublessee, the Company will be released for the option periods by the landlord.  The Company is continuing to amortize the deferred gain over the original ten year lease period.  The agreement also provides the sublessee the use of certain Company owned furniture in connection with their occupancy of the building.

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

On June 28, 2005, a class action employee suit was filed in the U.S. District Court for the District of Massachusetts alleging violations of the Fair Labor Standards Act and certain provisions of Massachusetts General Laws. In July 2010, the Company and the plaintiff agreed upon principle terms of settlement, the cost of which was accrued on the balance sheet as of June 30, 2010.  In October 2010, the Company received an executed settlement agreement by the plaintiff.  The Federal District Court for the First Circuit has reviewed the settlement and the parties are expecting the court’s approval in the first quarter of 2011.

In August 2009, the Company, the Department of Justice and the United States Attorney Office, Boston, MA, executed a settlement agreement involving the Company's admission of liability solely for breach of contract, payment of $15.0 million to the government, of which $14.8 million was included in selling, general and administrative expenses in 2008, and dismissal with prejudice of all other claims against the Company.

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

	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter	Year
2010
Revenue	$68,584	$65,308	$68,420	$69,753	$272,065
Gross profit	$10,757	$10,197	$10,790	$12,146	$43,890
Operating income	$4,416	$4,731	$5,208	$6,460	$20,815
Income from continuing operations	$2,737	$2,579	$3,006	$3,991	$12,313
Income from discontinued operations	132	173	87	-	392
Net income	$2,869	$2,752	$3,093	$3,991	$12,705
Earnings per share:(1)
Basic
Income from continuing operations	$0.28	$0.26	$0.30	$0.40	$1.24
Income from discontinued operations	0.01	0.02	0.01	-	0.04
Net income	$0.29	$0.28	$0.31	$0.40	$1.28
Diluted
Income from continuing operations	$0.27	$0.26	$0.30	$0.39	$1.22
Income from discontinued operations	0.01	0.02	0.01	-	0.04
Net income	$0.29	$0.27	$0.31	$0.39	$1.26

2009
Revenue	$67,203	$68,128	$67,504	$65,826	$268,661
Gross profit	$11,260	$11,113	$10,622	$11,972	$44,967
Operating income	$3,976	$3,930	$4,058	$5,944	$17,908
Income from continuing operations	$1,957	$2,174	$2,896	$3,286	$10,313
Income (loss) from discontinued operations	(186)	(124)	59	110	(141)
Net income	$1,771	$2,050	$2,955	$3,396	$10,172
Earnings per share:(1)
Basic
Income from continuing operations	$0.20	$0.23	$0.30	$0.34	$1.08
Income (loss) from discontinued operations	(0.02)	(0.02)	0.01	0.01	(0.02)
Net income	$0.18	$0.21	$0.31	$0.35	$1.06
Diluted
Income from continuing operations	$0.20	$0.22	$0.29	$0.33	$1.06
Income (loss) from discontinued operations	(0.02)	(0.01)	0.01	0.01	(0.02)
Net income	$0.18	$0.21	$0.30	$0.34	$1.04

(1)
Basic and diluted earnings per share is computed independently for each of the quarters presented; accordingly, the sum of the quarterly earnings per share may not equal the total computed for the year.  The components of basic and diluted earnings per share are also computed independently for each quarter presented; accordingly amounts may not add due to rounding.

DYNAMICS RESEARCH CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

		Additions
	Balance at	Charged to	Charged to	Deductions	Balance at
	Beginning	Costs and	Other	and	End of
	of Period	Expenses	Accounts	Write-Offs	Period
Allowance for doubtful accounts
Year ended December 31,
2010	$583	$388	$-	$(450)	$521
2009	$910	$124	$-	$(451)	$583
2008	$873	$249	$-	$(212)	$910

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures

The Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) evaluated, together with other members of senior management, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2010; and, based on this review, the Company’s CEO and CFO concluded that, as of December 31, 2010, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. Based on this assessment, management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was effective.

Attestation Report of Registered Public Accounting Firm

The Company’s internal control over financial reporting as of December 31, 2010 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarterly period ended December 31, 2010 that has materially affected, or is reasonably likely to materially effect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Dynamics Research Corporation:

We have audited Dynamics Research Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Dynamics Research Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Dynamics Research Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Dynamics Research Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dynamics Research Corporation as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2010 and our report dated February 28, 2011 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Boston, Massachusetts
February 28, 2011

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

Name	Executive Office Held	Age
James P. Regan	President, Chairman and Chief Executive Officer	70

Richard A. Covel	Vice President, General Counsel and Secretary	64

David Keleher	Senior Vice President and Chief Financial Officer	61

Steven P. Wentzell	Senior Vice President and General Manager, Human Resources	64

Lawrence H. O’Brien, Jr.	Senior Vice President and General Manager, Business Solutions and Business Development	59

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

DYNAMICS RESEARCH CORPORATION

Date: February 28, 2011	/s/ James P. Regan

James P. Regan
President, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James P. Regan	President, Chairman and Chief Executive Officer (Principal Executive Officer)	February 28, 2011
James P. Regan

/s/ David Keleher	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2011
David Keleher

/s/ Shaun McCarthy	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2011
Shaun McCarthy

/s/ John S. Anderegg, Jr.	Director	February 28, 2011
John S. Anderegg, Jr.

/s/ Francis J. Aguilar	Director	February 28, 2011
Francis J. Aguilar

/s/ Gen. George T. Babbitt, Jr.	Director	February 28, 2011
Gen. George T. Babbitt, Jr.

/s/ Lt. Gen. Charles P. McCausland	Director	February 28, 2011
Lt. Gen. Charles P. McCausland

/s/ Nickolas Stavropoulos	Director	February 28, 2011
Nickolas Stavropoulos

/s/ Richard G. Tennant	Director	February 28, 2011
Richard G. Tennant

/s/ W. Scott Thompson	Director	February 28, 2011
W. Scott Thompson

EXHIBIT INDEX

		Filed	Incorporated by Reference**
Exhibit No.	Description	Herewith	Form	Date
2.1	Equity Purchase Agreement among Dynamics Research Corporation and Impact Innovations Group LLC and J3 Technology Services Corp., dated August 2, 2004.		8-K	September 8, 2004

2.2	Membership Interest Purchase Agreement among Dynamics Research Corporation and Kadix Systems, LLC and Daisy D. Layman, The Sole Member of Kadix Systems, LLC, dated July 30, 2008.		8-K	August 5, 2008

3.1	Restated Articles of Organization of the Company, dated May 22, 1987.		10-Q	June 17, 1987

3.2	By-Laws of the Company, dated May 22, 1987.		10-Q	June 17, 1987

3.3	Certificate of Vote of Directors Establishing Series B Preferred Stock, dated February 17, 1998.		8-A12G	June 25, 1998

3.4	Amendment, dated September 10, 1998, to the Certificate of Vote of Directors Establishing Series B Preferred Stock.		8-A12G/A	September 30, 1998

3.5	Certificate of Vote of Directors Establishing Series A Preferred Stock, dated July 14, 1988.		10-K	December 31, 2002

3.6	Amendment, dated April 28, 1998, to the restated Articles of Organization of the Company.		10-K	December 31, 2002

3.7	Amendment, dated April 25, 2000, to the restated Articles of Organization of the Company.		10-K	December 31, 2002

3.8	Certificate of Designation with respect to the Series B Preferred Stock, par value $.10 per share, of the Company (attached as Exhibit A to the Rights Agreement).		8-K	July 25, 2008

4.1	Specimen certificate for shares of the Company’s common stock.		S-8	April 27, 2001

4.2	Rights Agreement dated as of July 23, 2008 ("Rights Agreement") between the Company and American Stock Transfer & Trust Company, as Rights Agent.		8-K	July 25, 2008

10.1	Form of indemnification agreement for directors of the Company.		10-K	December 31, 1991

		Filed	Incorporated by Reference**
Exhibit No.	Description	Herewith	Form	Date
10.2 *	Severance Agreement between John S. Anderegg, Jr. and the Company.		10-K	December 31, 1991

10.3 *	Deferred Compensation Plan for Non-Employee Directors of the Company.		10-K	December 31, 1991

10.4 *	Form of Supplemental Retirement Pension Agreement by and between the Company and Albert Rand.		10-Q	March 31, 1997

10.5 *	Amended 1995 Stock Option Plan for Non-Employee Directors.		10-Q	March 31, 1997

10.6 *	Amended 1993 Equity Incentive Plan.		10-K	December 31, 1998

10.7 *	2000 Incentive Plan.		DEFS14A	December 6, 1999

10.8 *	Employment Agreement between the Company and James P. Regan.		10-K	December 31, 1999

10.9 *	Change of Control Agreement between the Company and James P. Regan.		10-K	December 31, 1999

10.10 *	Non-qualified Stock Option Agreement between the Company and James P. Regan.		S-8	October 12, 2000

10.11 *	2000 Employee Stock Purchase Plan.		S-8	April 27, 2001

10.12 *	Special Severance Plan.		10-K	December 31, 2001

10.13 *	Senior Management Deferred Compensation Plan.		10-Q	March 31, 2002

10.14 *	Dynamics Research Corporation Special Severance Plan, as amended on May 14, 2003.		10-K	December 31, 2003

10.15 *	2003 Incentive Plan.		10-K	December 31, 2003

10.16 *	Form of grant of stock options under the 2003 Incentive Plan.		10-Q	September 30, 2004

10.17 *	Form of grant of restricted stock under the 2003 Incentive Plan.		10-Q	September 30, 2004

10.18 *	Form of grant of stock options under the 2000 Incentive Plan.		10-Q	September 30, 2004

10.19 *	Deferred Stock Compensation Plan for Non-Employee Directors, as amended for deferrals on or after January 1, 2005.		10-K	December 31, 2004

		Filed	Incorporated by Reference**
Exhibit No.	Description	Herewith	Form	Date
10.20 *	Amendment to Deferred Stock Compensation Plan for Non-Employee Directors.		10-K	December 31, 2004

10.21 *	Beneficiary Designation Form for the Deferred Compensation Plan for Non-Employee Directors.		10-K	December 31, 2004

10.22 *	Forms of grant of restricted stock under the 2000 Incentive Plan.		10-K	December 31, 2005

10.23	Purchase and Sale Agreement, dated November 18, 2005, by and between Dynamics Research Corporation and Direct Invest Property Acquisition, LLC.		8-K	January 4, 2006

10.24	Amendment to Purchase and Sale Agreement, dated December 28, 2005, by and between Dynamics Research Corporation and Direct Invest Property Acquisition, LLC.		8-K	January 4, 2006

10.25	Lease, dated December 28, 2005, by and between Dynamics Research Corporation and Direct Invest-60 Frontage, LLC.		8-K	January 4, 2006

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