Form 10-Q
period 2011-03-31
DYNAMICS RESEARCH CORP
filed 2011-04-29
CIK 30822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

As of April 27, 2011, there were 10,102,952 shares of the registrant’s common stock outstanding.

DYNAMICS RESEARCH CORPORATION
FORM 10-Q
For the Quarterly Period Ended March 31, 2011

		Page
Part I. Financial Information
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of March 31, 2011 (unaudited) and December 31, 2010	3
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010 (unaudited)	4
	Condensed Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the three months ended March 31, 2011 and 2010 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010 (unaudited)	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21

Part II. Other Information
Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 6.	Exhibits	23

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
 (dollars in thousands, except share data)

	March 31, 2011	December 31, 2010
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$18,640	$30,163
Contract receivables, net	57,974	48,394
Prepaid expenses and other current assets	3,389	2,924
Total current assets	80,003	81,481
Noncurrent assets
Property and equipment, net	11,668	12,219
Goodwill	97,641	97,641
Intangible assets, net	2,159	2,533
Deferred tax asset	-	585
Other noncurrent assets	3,721	3,757
Total noncurrent assets	115,189	116,735
Total assets	$195,192	$198,216

Liabilities and stockholders' equity
Current liabilities
Current portion of long-term debt	$8,000	$8,000
Accounts payable	17,098	16,883
Accrued compensation and employee benefits	13,018	18,046
Deferred tax liability	2,590	2,418
Other accrued expenses	5,317	4,617
Total current liabilities	46,023	49,964
Long-term liabilities
Long-term debt	12,000	14,000
Deferred tax liability	110	-
Other long-term liabilities	26,740	27,067
Total long-term liabilities	38,850	41,067
Total liabilities	84,873	91,031
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.10 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.10 par value; 30,000,000 shares authorized; 10,104,145 and 10,040,029 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	1,010	1,004
Capital in excess of par value	54,504	54,138
Accumulated other comprehensive loss, net of taxes	(21,637)	(21,691)
Retained earnings	76,442	73,734
Total stockholders' equity	110,319	107,185
Total liabilities and stockholders' equity	$195,192	$198,216

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
 (dollars in thousands, except share data)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Revenue	$69,524	$68,584
Cost of revenue	58,760	57,827
Gross profit	10,764	10,757

Selling, general and administrative expenses	5,669	5,956
Amortization of intangible assets	374	385
Operating income	4,721	4,416
Interest expense, net	(252)	(376)
Other income, net	96	113
Income from continuing operations before provision for income taxes	4,565	4,153
Provision for income taxes	1,857	1,416
Income from continuing operations	2,708	2,737
Income from discontinued operations, net of income taxes	-	132
Net income	$2,708	$2,869

Earnings per share(1)
Basic
Income from continuing operations	$0.27	$0.28
Income from discontinued operations	-	0.01
Net Income	$0.27	$0.29
Diluted
Income from continuing operations	$0.27	$0.27
Income from discontinued operations	-	0.01
Net Income	$0.27	$0.29

Weighted average shares outstanding
Basic	9,973,442	9,807,706
Diluted	10,174,186	9,993,079

(1)	Total may not add due to rounding.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (unaudited)
 (in thousands)

	Common Stock Shares	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 31, 2010	10,040	$1,004	$54,138	$(21,691)	$73,734	$107,185
Comprehensive income:
Net income	-	-	-	-	2,708	2,708
Other comprehensive income, net of tax:
Changes in unrealized loss on derivative instruments	-	-	-	54	-	54
Comprehensive income						2,762
Issuance of common stock through stock plan transactions	62	6	380	-	-	386
Issuance of restricted stock	30	3	(3)	-	-	-
Repurchased shares	(21)	(2)	(308)	-	-	(310)
Release of restricted stock	(7)	(1)	(114)	-	-	(115)
Share-based compensation	-	-	187	-	-	187
Tax benefit from stock plan transactions	-	-	224	-	-	224
Balance at March 31, 2011	10,104	$1,010	$54,504	$(21,637)	$76,442	$110,319

	Common Stock Shares	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 31, 2009	9,923	$992	$52,580	$(20,505)	$61,029	$94,096
Comprehensive income:
Net income	-	-	-	-	2,869	2,869
Other comprehensive loss, net of tax:
Changes in unrealized loss on derivative instruments	-	-	-	(3)	-	(3)
Comprehensive income						2,866
Issuance of common stock through stock plan transactions	17	1	119	-	-	120
Issuance of restricted stock	6	1	(1)	-	-	-
Forfeiture of restricted stock	(9)	(1)	1	-	-	-
Release of restricted stock	(13)	(1)	(133)	-	-	(134)
Share-based compensation	-	-	163	-	-	163
Tax benefit from stock plan transactions	-	-	29	-	-	29
Balance at March 31, 2010	9,924	$992	$52,758	$(20,508)	$63,898	$97,140

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(dollars in thousands)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Cash flows from operating activities:
Net income	$2,708	$2,869
Income from discontinued operations	-	132
Income from continuing operations	2,708	2,737
Adjustments to reconcile net cash provided by (used in) operating activities:
Depreciation	865	886
Amortization of intangible assets	374	385
Share-based compensation	187	163
Investment income from equity interest	(18)	(45)
Tax benefit from stock plan transactions	(224)	(29)
Deferred income taxes	831	(1,447)
Other	(124)	(129)
Change in operating assets and liabilities:
Contract receivables, net	(9,580)	5,633
Prepaid expenses and other current assets	(465)	2,182
Accounts payable	215	2,513
Accrued compensation and employee benefits	(5,028)	(1,081)
Other accrued expenses	809	1,119
Other long-term liabilities	(53)	200
Net cash provided by (used in) continuing operations	(9,503)	13,087
Net cash used in discontinued operations	-	(24)
Net cash provided by (used in) operating activities	(9,503)	13,063
Cash flows from investing activities:
Additions to property and equipment	(320)	(2,470)
Proceeds from sale of investments and long-lived assets	-	19
Dividends from equity investment	-	37
Increase in other assets	-	121
Net cash used in continuing operations	(320)	(2,293)
Net cash used in discontinued operations	-	(54)
Net cash used in investing activities	(320)	(2,347)
Cash flow from financing activities:
Repayments under term loan	(2,000)	(2,000)
Borrowings under revolving credit agreement	-	34,156
Repayments under revolving credit agreement	-	(36,129)
Proceeds from the exercise of stock plan transactions	386	120
Payments of repurchased shares	(310)	-
Tax benefit from stock plan transactions	224	29
Net cash used in financing activities	(1,700)	(3,824)
Net increase (decrease) in cash and cash equivalents	(11,523)	6,892
Cash and cash equivalents, beginning of period	30,163	55
Cash and cash equivalents, end of period	$18,640	$6,947

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

In the opinion of management, all material adjustments that are of a normal and recurring nature necessary for a fair presentation of the results for the periods presented have been reflected. All material intercompany transactions and balances have been eliminated in consolidation. The results for the three months ended March 31, 2011 may not be indicative of the results that may be expected for the year ending December 31, 2011. The accompanying financial information should be read in conjunction with the consolidated financial statements and notes contained in the Company’s Form 10-K, filed with the United States Securities and Exchange Commission (“SEC”) for the year ended December 31, 2010.

NOTE 2. DISCONTINUED OPERATIONS

During the third quarter of 2010, the Company sold our Metrigraphics business division, which was previously classified as held for sale and was presented as a discontinued operation at December 31, 2009.  Consideration from the sale was $2.5 million, which consisted of $1.75 million in cash and $0.75 million in the form of a subordinated note.  Interest on the subordinated note is payable quarterly and the repayment of principal is due in full on July 20, 2012, the maturity date of the subordinated note.

The operating results of Metrigraphics as discontinued operations for the three months ended March 31, 2010 were as follows:

Product revenue	$2,169

Income before provision for income taxes	$220
Provision for income taxes	(88)
Income from discontinued operations, net of income taxes	$132

NOTE 3. SUPPLEMENTAL BALANCE SHEET INFORMATION

The composition of selected balance sheet accounts are as follows:

	March 31, 2011	December 31, 2010
Contract receivables, net
Billed receivables	$22,029	$17,123
Unbilled receivables(1):
Revenues recorded in excess of milestone billings on fixed price contract with state and local government agencies	7,282	5,353
Retainages and fee withholdings	341	394
Other unbilled receivables	28,835	26,045
Total unbilled receivables	36,458	31,792
Allowance for doubtful accounts	(513)	(521)
Contract receivables, net	$57,974	$48,394

Prepaid expenses and other current assets:
Restricted cash	$372	$350
Other	3,017	2,574
Prepaid expenses and other current assets	$3,389	$2,924

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)

	March 31, 2011	December 31, 2010
Property and equipment, net:
Software	$10,741	$10,834
Furniture and other equipment	8,979	8,998
Leasehold improvements	7,186	7,104
Property and equipment	26,906	26,936
Less accumulated depreciation	(15,238)	(14,717)
Property and equipment, net	$11,668	$12,219

Other noncurrent assets:
Deferred compensation plan investments	$1,574	$1,589
Equity investments	1,017	999
Other	1,130	1,169
Other noncurrent assets	$3,721	$3,757

Accrued compensation and employee benefits:
Accrued compensation and related taxes	$6,644	$8,487
Accrued vacation	4,840	4,008
Accrued pension liability	500	4,000
Other	1,034	1,551
Accrued compensation and employee benefits	$13,018	$18,046

Other accrued expenses:
Accrued income taxes	$1,252	$390
Deferred gain on sale of building	676	676
Deferred rent liability	603	591
Other	2,786	2,960
Other accrued expenses	$5,317	$4,617

Other long-term liabilities:
Accrued pension liability	$16,752	$16,694
Deferred rent liability	4,021	4,185
Deferred gain on sale of building	2,536	2,705
Deferred compensation plan liability	1,574	1,589
Other	1,857	1,894
Other long-term liabilities	$26,740	$27,067

(1)
At both March 31, 2011 and December 31, 2010, unbilled retainages and fee withholdings of $0.3 million were not anticipated to be billed within one year. Additionally, at March 31, 2011 and December 31, 2010, $0.8 million and $1.0 million, respectively, of the other unbilled receivable balances are not scheduled to be invoiced within one year.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)

NOTE 4. GOODWILL AND INTANGIBLE ASSETS

Components of the Company’s identifiable intangible assets are as follows:

At March 31, 2011:

	Cost	Accumulated Amortization	Net
Customer relationships	$1,900	$(517)	$1,383
Customer contracts	3,500	(2,970)	530
Non-competition agreements	1,400	(1,154)	246
Total	$6,800	$(4,641)	$2,159

At December 31, 2010:

	Cost	Accumulated Amortization	Net
Customer relationships	$1,900	$(440)	$1,460
Customer contracts	3,500	(2,857)	643
Non-competition agreements	1,400	(970)	430
8(a) contract transition	130	(130)	-
Total	$6,930	$(4,397)	$2,533

During the first quarter of 2010, the Company wrote-off $0.1 million of fully amortized intangible assets related to the 8(a) contract transition.  The Company recorded amortization expense for its identifiable intangible assets of $0.4 million for both the three months ended March 31, 2011 and 2010.  At March 31, 2011, estimated future amortization expense for the identifiable intangible assets to be recorded in subsequent fiscal years was as follows:

Remainder of 2011	$814
2012	$492
2013	$349
2014	$299
2015 and thereafter	$205

There were no changes in the carrying amount of goodwill for the three months ended March 31, 2011.

NOTE 5. INCOME TAXES

The Company recorded income tax provisions of $1.9 million and $1.4 million in the first quarters of 2011 and 2010, respectively.  The effective income tax rate was 40.7% and 34.1% in the first quarter of 2011 and 2010, respectively.  The Company recorded a refund of $0.3 million in the first quarter of 2010 related to 2003 tax deductions.  Absent the refund, the Company’s effective tax rate in the first quarter of 2010 was 40.2%.

As of March 31, 2011 the Company had $0.4 million of unrecognized tax benefits, of which $0.2 million would affect its effective tax rate if recognized. Accrued penalties and interest was $0.2 million at March 31, 2011 and December 31, 2010.

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

NOTE 6. FINANCING ARRANGEMENTS

The Company’s outstanding debt at March 31, 2011 and December 31, 2010 was $20.0 million and $22.0 million, respectively, which consisted of an outstanding balance under a term loan.  The interest rate of the term loan at March 31, 2011 and December 31, 2010 was 1.80% and 1.79%, respectively, based on the 90-day LIBOR rate option that was in effect on those respective dates.  At March 31, 2011, the remaining available balance to borrow against the revolver was $24.4 million.

At March 31, 2011, the Company was in compliance with its loan covenants.

NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS

The Company has an interest rate swap agreement with a notional amount representing half of the outstanding term loan principal.  Under this agreement, the Company receives a floating rate based on the 90-day LIBOR rate and pays a fixed rate of 3.60% (both excluding the applicable margin of 1.50%) on the outstanding notional amount.

The Company recorded a liability to recognize the fair value of the swap which has been accounted for as a component of the accumulated other comprehensive loss as the swap qualifies for hedge accounting.  The fair value effect on the financial statements from derivative instruments designated as a cash flow hedge is as follows:

	March 31, 2011	December 31, 2010	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Other long-term liabilities	$377	$467
Gain (loss) recognized in other comprehensive income, net of tax			$54	$(3)

NOTE 8. FAIR VALUE MEASUREMENTS

The following tables present our assets and liabilities that are measured at fair value on a recurring basis:

At March 31, 2011:

	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Rabbi Trusts	Other noncurrent assets	$1,574	$-	$-	$1,574

Liabilities:
Interest rate swap	Other long-term liabilities	$-	$377	$-	$377

At December 31, 2010:

	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Rabbi Trusts	Other noncurrent assets	$1,589	$-	$-	$1,589

Liabilities:
Interest rate swap	Other long-term liabilities	$-	$467	$-	$467

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

Interest Rate Swap — The derivative is a receive-variable, pay-fixed interest rate swap based on the LIBOR rate and is designated as a cash flow hedge. Fair value was based on a model-driven valuation using the LIBOR rate, which was observable at commonly quoted intervals for the full term of the swap. Therefore, our interest rate swap was classified within Level 2 of the fair value hierarchy.

The carrying values of other cash and cash equivalents, contract receivables and accounts payable approximate fair value because of the short-term nature of these instruments.  The carrying value of debt also approximates fair value because the interest rate is variable.

NOTE 9. DEFINED BENEFIT PENSION PLAN

The components of net periodic pension expense for the Company’s defined benefit pension plan are as follows:

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Interest cost on projected benefit obligation	$1,030	$1,054
Expected return on plan assets	(1,275)	(1,108)
Recognized actuarial loss	303	275
Net periodic pension expense	$58	$221

During the first quarter of 2011, the Company contributed $3.5 million to fund the pension plan.

NOTE 10. SHARE-BASED COMPENSATION

Share-Based Compensation Costs

Total share-based compensation recorded in the Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Cost of products and services	$87	$73
Selling, general and administrative	100	90
Total share-based compensation expense	$187	$163

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)

Stock Option Award Activity

The following table summarizes stock option activity under all plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	472,490	$10.23	1.5	$1,688
Granted	-	$-
Exercised	(91,000)	$9.00
Cancelled	(1,500)	$20.06
Outstanding at March 31, 2011	379,990	$10.48	1.5	$2,286

Exercisable at December 31, 2010	432,490	$9.94	0.7	$1,684
Exercisable at March 31, 2011	339,990	$10.14	0.5	$2,166

As of March 31, 2011 the total unrecognized compensation cost related to stock option awards was $0.2 million which is expected to be amortized over approximately 2.3 years.

Cash proceeds received, the intrinsic value and the total tax benefits realized resulting from stock option exercises were as follows:

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Amounts realized or received from stock option exercises:
Cash proceeds received	$300	$21
Intrinsic value realized	$530	$61
Income tax benefit realized	$159	$2

Restricted Stock Award Activity

The following table summarizes restricted stock activity:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2010	98,755	$9.57
Granted	30,100	$14.68
Vested	(25,351)	$8.65
Cancelled	-	$-
Nonvested at March 31, 2011	103,504	$11.28

The total fair value of restricted shares vested during the three months ended March 31, 2011 and 2010 was $0.2 million and $0.3 million, respectively. As of March 31, 2011, the total unrecognized compensation cost related to restricted stock awards was $0.9 million, which is expected to be amortized over a weighted-average period of 2.2 years.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)

NOTE 11. EARNINGS PER SHARE

For the three months ended March 31, 2011 and 2010, basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Unexercised stock options and unvested restricted shares are excluded from this calculation but are included in the diluted earnings per share calculation using the treasury stock method so long as their effect is not anti-dilutive.

For the three months ended March 31, 2011 and 2010, diluted earnings per share are determined by using the weighted average number of common and dilutive common equivalent shares outstanding during the period.  Due to the anti-dilutive effect, approximately 86,500 and 63,000 options to purchase common stock were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2011.

The following table illustrates the reconciliation of the weighted average shares outstanding:

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Weighted average shares outstanding - Basic	9,973,442	9,807,706
Dilutive effect of stock options and restricted stock grants	200,744	185,373
Weighted average shares outstanding - Diluted	10,174,186	9,993,079

NOTE 12. BUSINESS SEGMENT, MAJOR CUSTOMERS AND RELATED PARTY INFORMATION

Business Segment

The Company has concluded that it operates in one segment based upon the information used by management in evaluating the performance of its business and allocating resources and capital.

Major Customers

No individual customer accounted for more than 10% of revenue in the three months ended March 31, 2011 and 2010 and no individual customer accounted for more than 10% of total contract receivables at March 31, 2011 and December 31, 2010.

Related Party

The Company has a 40% interest in HMRTech which is accounted for using the equity method.  Revenues from HMRTech for the three months ended March 31, 2011 and 2010 and amounts due from HMRTech at March 31, 2011 and December 31, 2010 were immaterial.  In addition, HMRTech charged the Company $0.6 million and $0.5 million in the three months ended March 31, 2011 and 2010, respectively, relating to contract work.  At March 31, 2011 and December 31, 2010, the Company had a related payable of $0.5 million and $0.3 million, respectively.

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

On June 28, 2005, a class action employee suit was filed in the U.S. District Court for the District of Massachusetts alleging violations of the Fair Labor Standards Act and certain provisions of Massachusetts General Laws. In July 2010, the Company and the plaintiffs agreed upon principle terms of settlement, the cost of which was accrued on the balance sheet as of June 30, 2010. In October 2010, the Company received an executed settlement agreement by the plaintiffs. The Federal District Court for the First Circuit reviewed the settlement and on March 4, 2011 approved the settlement. The Federal Court thirty day appeal period for challenges to the settlement expired on April 4, 2011, with no appeals filed. The parties will proceed to implement the terms of the class action settlement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the consolidated financial statements and the notes to those statements that appear elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the Securities Exchange Commission on February 28, 2011.

Some of the statements in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere in this Quarterly Report on Form 10-Q, contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, regarding future events and the future results of DRC that are based on our current expectations, estimates, forecasts, and projections about the industries in which DRC operates and the beliefs and assumptions of the management of DRC.  Words such as “anticipates”, “believes”, “estimates”, “expects”, “intends”, “plans”, “projects”, “may”, “will”, “should”, and other similar expressions are intended to identify these forward-looking statements.  Such statements are subject to factors that could cause actual results to differ materially from anticipated results.  Such factors include but are not limited to, the following:

•	Our dependency on the Federal government and changes in federal spending priorities;
•	A shift in pricing structure for government contracts;
•	An increased focus on the elimination of overhead within the Department of Defense;
•	Failure to obtain new government contracts or retain existing contracts;
•	The effect of Federal government in-sourcing on our business;
•	The loss of skilled personnel;
•	The risk of security breaches in systems we develop, install or maintain;
•	Failure by Congress to timely approve budgets governing spending by Federal agencies;
•	Risks due to government contract provisions providing for rights unfavorable to us, including the ability to terminate contracts at any time for convenience;
•	Potential systems or service failures that could result in liability to our company;
•	Failure to obtain or maintain necessary security clearances;
•	Risks associated with various, complex Federal government procurement laws and regulations;
•	Adverse effects in the event of an unfavorable Federal audit of our contracts;
•	Failure to adequately safeguard confidential information;
•	An adverse outcome related to ongoing legal proceedings;
•	Competitive conditions in current markets and difficulties in entering new markets; and
•	Our ability to maintain sufficient sources of financing and the risk that our financing requirements should increase;

These and other risk factors are more fully described in our Annual Report on Form 10-K for the year ended December 31, 2010 under the section entitled “Risk Factors”, and from time to time, in other filings with the SEC.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document.  Actual results may differ materially and adversely from those expressed in any forward-looking statements.  Except to the extent required by applicable law or regulation, DRC undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

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

•
Markets and Customers.  We target markets, which based on long-term market force drivers, have sustained government projected demand for services.  We select customers from the spectrum of federal government departments and agencies in our target growth markets with needs that well match the solutions we provide.  Currently our target growth markets include homeland security, healthcare, cyber security, intelligence and financial/regulatory reform.  In 2010, approximately 60% of our revenue was derived from clients in these markets and selected high growth areas of defense such as unmanned aerial systems and force readiness and training. Our 2010 revenue derived from these markets grew 12% over 2009.

•
Prime Government and Agency-Wide Contracts.  We hold an enviable portfolio of government and agency-wide multiple award schedule ID/IQ task order contracts.  Today, these types of contracts are the federal government’s preferred means of procurement for services.

•	Acquisitions. We use acquisitions, funded through both operationally generated cash and leverage, to strengthen our position in our target growth markets.

RESULTS OF OPERATIONS

Operating results expressed as a percentage of total revenue are as follows:

(in millions)	Three Months Ended March 31, 2011	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010	Three Months Ended March 31, 2010
Revenue	$69.5			$68.6
Gross profit	$10.8	15.5%		$10.8	15.7%
Selling, general and administrative	5.7	8.2%		6.0	8.7%
Amortization of intangible assets	0.4	0.5%		0.4	0.6%
Operating income	4.7	6.8%		4.4	6.4%
Interest expense, net	(0.3)	(0.4)%		(0.4)	(0.5)%
Other income, net	0.1	0.1%		0.1	0.2%
Provision for income taxes	1.9	40.7%	(2)	1.4	34.1%	(2)
Income from discontinued operations, net of income taxes	-	0.0%		0.1	0.2%
Net income(1)	$2.7	3.9%		$2.9	4.2%

(1)	Net income does not add due to rounding.

(2)	The percentage of provision for income taxes relates to a percentage of income from continuing operations before income taxes.

Revenues

We reported total revenue of $69.5 million and $68.6 million in the three months ended March 31, 2011 and 2010, respectively. Total revenues for the first quarter of 2011 represent an increase of $0.9 million, or 1.4%, from the same period in 2010.

Revenues were earned from the following sectors:

(in millions)	Three Months Ended March 31, 2011	Three Months Ended March 31, 2011(1)	Three Months Ended March 31, 2010	Three Months Ended March 31, 2010
National defense and intelligence agencies	$47.8	68.8%	$44.3	64.5%
Homeland security	12.3	17.7	12.9	18.9
Federal civilian agencies	5.8	8.4	6.0	8.7
Total revenue from federal agencies	65.9	94.8	63.2	92.1
State and local government agencies	3.6	5.2	5.4	7.9
Total revenue	$69.5	100.0%	$68.6	100.0%

(1)	Total revenue from federal agencies does not add due to rounding.

The increase in our revenues from federal agencies in the first quarter of 2011 was primarily due to contracts awarded to us in 2010 in our healthcare and intelligence target growth markets.

Revenues from state and local government agencies declined in the first quarter of 2011 compared to the same period in 2010 due to the deployment of the State of Tennessee child welfare system contract in September 2010.  Revenue from our State of Tennessee contract in the first quarter of 2011 was $0.2 million compared to $2.4 million in the same period of 2010.

Revenues by contract type as a percentage of revenues were as follows:

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Fixed price, including service type contracts	49%	47%
Time and materials	29	33
Cost reimbursable	22	20
	100%	100%

Prime contract	74%	72%
Sub-contract	26	28
	100%	100%

Backlog and Bookings

Our backlog position was as follows:

(in millions)	March 31, 2011	December 31, 2010
Backlog:
Funded	$116.8	$133.5
Unfunded	268.3	267.4
Total backlog	$385.1	$400.9

We expect that substantially all of our funded backlog at March 31, 2011 will generate revenue during the subsequent twelve month period. The funded backlog generally is subject to possible termination at the convenience of the contracting party. Contracts are typically funded on an annual basis or incrementally for shorter time periods. The funded backlog as of March 31, 2011 and December 31, 2010 covered approximately 5.0 months and 5.7 months of revenue, respectively. Funded bookings were $59.0 million and $46.6 million in the three-month period ended March 31, 2010 and December 31, 2010, respectively, and generated a book-to-bill ratio of approximately 0.8 to 1 and 0.7 to 1 for each respective period.

Gross Profit

Total gross profit was $10.8 million for the three months ended March 31, 2011 and 2010, resulting in a gross margin of 15.5% and 15.7% for the first quarter of 2011 and 2010, respectively.  The decrease in the gross margin was primarily a result of an increased portion of our revenue being derived from the use of subcontracted services.

Selling, general and administrative expenses

Selling, general and administrative expenses were $5.7 million and $6.0 million in the three months ended March 31, 2011 and 2010, respectively. Selling, general and administrative expenses as a percent of total revenue in the first quarter of 2011 and 2010 were 8.2% and 8.7%, respectively. The decrease in selling, general and administrative expenses in the first quarter of 2011was due to lower provisions for doubtful accounts and a decline in indirect labor, partially offset by an increase in professional fees.

Amortization of intangible assets

Amortization expense was $0.4 million the first quarter of 2011 and 2010.  The remaining amortization expense for the current fiscal year is expected to be approximately $0.8 million.

Interest expense, net

We incurred net interest expense of $0.3 million and $0.4 million in the three months ended March 31, 2011 and 2010, respectively.  The decrease in interest expense in the first quarter of 2011 compared to the same period in 2010 was due to a lower outstanding term loan balance and lower average interest rate.

Other income (expense), net

Other income (expense) consists of our portion of earnings and losses in HMRTech, gains and losses realized from our deferred compensation plan and results from other non-operating transactions, all of which were immaterial to our results.

Income tax provision (benefit)

We recorded income tax provisions of $1.9 million and $1.4 million in the first quarter of 2011 and 2010, respectively.  The effective income tax rate was 40.7% and 34.1% in the first quarter of 2011 and 2010, respectively.  We recorded a refund of $0.3 million in the first quarter of 2010 related to 2003 tax deductions.  Absent the refund, the Company’s effective tax rate in the first quarter of 2010 was 40.2%.

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

We have evaluated our future liquidity needs, both from a short-term and long-term basis.  We believe we have sufficient funds to meet our working capital and capital expenditure needs for the short-term. Cash on hand plus cash generated from operations along with cash available under our credit lines are expected to be sufficient in 2011 to service debt, finance capital expenditures, pay federal and state income taxes and fund the pension plan, if necessary. To provide for long-term liquidity, we believe we can generate substantial positive cash flow, as well as obtain additional capital, if necessary, from the use of subordinated debt or equity. In the event that our current capital resources are not sufficient to fund requirements, we believe our access to additional capital resources would be sufficient to meet our needs.

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

At March 31, 2011 and December 31, 2010, we had cash and cash equivalents aggregating $18.6 million and $30.2 million, respectively.

Operating activities

Net cash used in operating activities from continuing operations totaled $9.5 million in the first quarter of 2011 compared to net cash provided by operating activities from continuing operations $13.1 million in the first quarter of 2010. The cash used in operating activities in the first quarter of 2011 was primarily attributable to the increase of net contract receivables.

Net contract receivables were $58.0 million and $48.4 million at March 31, 2011 and December 31, 2010, respectively.  Billed receivables and unbilled receivables increased $4.9 million and $4.7 million, respectively, in the first quarter of 2011. Contract receivable days sales outstanding (“DSO”) was 75 days at March 31, 2011 compared to 62 days at December 31, 2010.  Federal business DSO, which excludes the effect of our state contracts, was 66 days at March 31, 2011 compared to 55 days at December 31, 2010. The increase in contract receivables and DSO was a result of funding delays related to the continuing resolution and delayed billing rate approval, which was received in February and impacted our ability to invoice and collect the corresponding receivables on cost type contracts.

Our net deferred tax liability was $2.7 million and $1.8 million at March 31, 2011 and December 31, 2010, respectively.  The increase in the deferred tax liability was primarily due to the increase in unbilled receivables and adjustments for pension liabilities and deferred compensation plans.  During the first quarter of 2011, we received a net refund of $0.1 million in income taxes and currently anticipate net income tax payments of $6.9 million in the remaining three quarters of 2011.

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

Share-based compensation was $0.2 million in the first quarter of 2011 and 2010.  As of March 31, 2011 the total unrecognized compensation related to restricted stock awards was $0.9 million to be recognized over 2.2 years, and the unrecognized compensation expense related to stock option awards was $0.2 million which is expected to be amortized over approximately 2.3 years.

Non-cash amortization expense of our acquired intangible assets was $0.4 million in both the first quarters of 2011 and 2010.  We anticipate that non-cash expense for the amortization of intangible assets will remain at a comparable quarterly level for the second quarter of 2011 and will decrease by approximately $0.1 million in each of the remaining quarters of 2011.

During the first quarter of 2011, we contributed $3.5 million to fund the pension plan and anticipate pension expense to be approximately $0.2 million in 2011.

Investing activities

The net cash used in investing activities from continuing operations of $0.3 million and $2.3 million in the first quarter of 2011 and 2010, respectively, primarily comprised of investing of capital expenditures. Capital expenditures for the first quarter of 2010 were primarily used for expenditures related to the relocation of our headquarter facilities.  We anticipate capital expenditures to be approximately $3 million in 2011.

Financing activities

In December 2010, DRC’s board of directors authorized a share repurchase program, which allows us to buy back up to 700,000 shares of our common stock through June 6, 2011.  During the first quarter of 2011, we repurchased 20,728 shares at a weighted average price of $14.97.  The timing, price and amount of any repurchase has been and will be determined by management based on its evaluation of market conditions and other factors.  These repurchases may be made through the open market, including block purchases, or in private negotiated transactions, or otherwise.  The buyback will be funded through available cash balances and or borrowings, and may be suspended or discontinued at any time.  At March 31, 2011, there were 638,872 shares available to be repurchased under the program.

Our term loan requires quarterly repayments of $2.0 million and we expect operating cash flows to be sufficient to fund these repayments.  Our swap agreement effectively fixes our interest rate on an initial notional amount of $20.0 million of the term loan principal at 5.10% (3.60% swap fixed rate plus the current margin of 1.50%) throughout the term of the credit facility.  At March 31, 2011, the borrowing capacity available under our revolver was $24.4 million.

At March 31, 2011, we were in compliance with our loan covenants.  Our most stringent financial covenant is the fixed charge coverage ratio.  This covenant requires us to maintain a ratio of adjusted consolidated EBITDA to adjusted consolidated interest expense of not less than 1.25 to 1.00.  This fixed charge coverage ratio is tested on a quarterly basis and is measured on a trailing four fiscal quarter basis.

We believe we have access to additional capital resources, from the use of subordinated debt or equity, as alternate sources of funding.  We are confident that our current resources are sufficient and we believe the possibility of needing additional financing resources for the continuation of current operations is remote.

Net cash used in financing activities was $1.7 million and $3.8 million in the first quarter of 2011 and 2010, respectively. The amount of cash used in both periods primarily represented payments under our term loan of $2.0 million.  During the first quarter of 2010 we also made net repayments of an additional $2.0 million on our revolver.

The outstanding balance of our term loan during the first quarter of 2011 and 2010 was $22.0 million and $30.0 million, respectively.  The average interest rate of our term loan and swap agreement in the first quarters of 2011 and 2010 was 3.44% and 3.93%, respectively. The average daily borrowing on our revolver for the first quarter of 2010 was $3.9 million at an interest rate of 3.25%.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk associated with our term loan and revolver, where interest payments are tied to either the LIBOR or prime rate. We entered into an interest rate swap agreement to mitigate the floating interest rate on half of our outstanding term loan. On March 31, 2011, the interest rate on our outstanding term loan of $20 million was 1.80%. The swap agreement effectively fixes the interest rate on half of our outstanding term loan at 5.10%, which includes the current applicable margin of 1.50%. The blended interest rate on our term loan and swap agreement was 3.45% at March 31, 2011.  At any time, a sharp rise in interest rates could have an adverse effect on net interest expense as reported in our Consolidated Statements of Operations. Our potential loss over one year that would result in a hypothetical and instantaneous increase of one full percentage point in the interest rate on half of our term loan would increase annual interest expense by approximately $0.2 million.

In addition, historically our investment positions have been relatively small and short-term in nature.  We typically invest excess cash in money market accounts with original maturities of three months or less with no exposure to market interest rates. We have no significant exposure to foreign currency fluctuations.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) evaluated, together with other members of senior management, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2011; and, based on this review, the Company’s CEO and CFO concluded that, as of March 31, 2011, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by it in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarterly period ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We are a party to litigation referenced in Note 13 of the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q. Except as noted therein we do not presently believe it is reasonably likely that any of these matters would have a material adverse effect on our business, financial position, results of operations or cash flows.

Our evaluation of the likelihood of expenditures related to these matters is subject to change in future periods, depending on then current events and circumstances, which could have a material adverse effect on our business, financial position, results of operations and cash flows.

ITEM 1A. RISK FACTORS

For information regarding factors that could affect our results of operations, financial condition and liquidity, refer to the section titled “Risk Factors” in Part I, Item 1A of our 2010 Form 10-K. There have been no material changes from the risk factors previously disclosed in our most recent Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth all purchases made by us or on our behalf by any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the first quarter of 2011.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value Of Shares that May Yet Be Purchased Under the Programs(2)
January 1, 2011 to January 31, 2011	-	$-	-	$-
February 1, 2011 to February 28, 2011	474	$14.80	-	-
March 1, 2011 to March 31, 2011	63,215	$14.82	20,728	10.4
Total	63,689	$14.82	20,728	$10.4

(1)
During the month of March, we repurchased 20,728 shares under a publically announced repurchase program. The remaining shares repurchased in the months of February and March represented shares repurchased to cover option costs in connection with the exercise of stock options and payroll withholding taxes in connection with the vesting of restricted stock awards.

(2)
At March 31, 2011, there were 638,872 shares remaining under the repurchase program.  The approximate dollar value of these remaining shares was calculated using DRC’s stock price of $16.35 at March 31, 2011.

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

DYNAMICS RESEARCH CORPORATION
(Registrant)

Date: April 29, 2011	/s/ David Keleher
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: April 29, 2011	/s/ Shaun N. McCarthy
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)