Form 10-Q
period 2011-06-30
DYNAMICS RESEARCH CORP
filed 2011-08-09
CIK 30822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer ☑
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑

As of July 31, 2011, there were 10,312,522 shares of the registrant’s common stock outstanding.

DYNAMICS RESEARCH CORPORATION
FORM 10-Q
For the Quarterly Period Ended June 30, 2011
Table of Contents

		Page
Part I. Financial Information
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010	3
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010 (unaudited)	4
	Condensed Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the three months ended June 30, 2011 and 2010 (unaudited)	5
	Condensed Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the six months ended June 30, 2011 and 2010 (unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 (unaudited)	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	26

Part II. Other Information
Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 6.	Exhibits	28

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
 (dollars in thousands, except share data)

	June 30, 2011	December 31, 2010
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$8,590	$30,163
Contract receivables, net	77,857	48,394
Prepaid expenses and other current assets	3,619	2,924
Total current assets	90,066	81,481
Noncurrent assets
Property and equipment, net	16,489	12,219
Goodwill	209,855	97,641
Intangible assets, net	21,785	2,533
Deferred tax asset	-	585
Other noncurrent assets	5,462	3,757
Total noncurrent assets	253,591	116,735
Total assets	$343,657	$198,216

Liabilities and stockholders' equity
Current liabilities
Current portion of long-term debt	$11,000	$8,000
Accounts payable	28,349	16,883
Accrued compensation and employee benefits	22,436	18,046
Deferred tax liability	2,205	2,418
Other accrued expenses	4,111	4,617
Total current liabilities	68,101	49,964
Long-term liabilities
Long-term debt	133,021	14,000
Deferred tax liability	648	-
Other long-term liabilities	28,108	27,067
Total long-term liabilities	161,777	41,067
Total liabilities	229,878	91,031
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.10 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.10 par value; 30,000,000 shares authorized; 10,315,224 and 10,040,029 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	1,031	1,004
Capital in excess of par value	56,278	54,138
Accumulated other comprehensive loss, net of taxes	(21,409)	(21,691)
Retained earnings	77,879	73,734
Total stockholders' equity	113,779	107,185
Total liabilities and stockholders' equity	$343,657	$198,216

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
 (dollars in thousands, except share data)

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Revenue	$68,472	$65,308	$137,996	$133,892
Cost of revenue	58,045	55,111	116,805	112,938
Gross profit	10,427	10,197	21,191	20,954

Selling, general and administrative expenses	6,809	5,080	12,478	11,036
Amortization of intangible assets	374	386	748	771
Operating income	3,244	4,731	7,965	9,147
Interest expense, net	(768)	(367)	(1,020)	(743)
Other income (expense), net	67	(30)	163	83
Income from continuing operations before provision for income taxes	2,543	4,334	7,108	8,487
Provision for income taxes	1,106	1,755	2,963	3,171
Income from continuing operations	1,437	2,579	4,145	5,316
Income from discontinued operations, net of tax	-	173	-	305
Net income	$1,437	$2,752	$4,145	$5,621

Earnings per share (1)
Basic
Income from continuing operations	$0.14	$0.26	$0.42	$0.54
Income from discontinued operations, net of tax	-	0.02	-	0.03
Net income	$0.14	$0.28	$0.42	$0.57
Diluted
Income from continuing operations	$0.14	$0.26	$0.41	$0.53
Income from discontinued operations, net of tax	-	0.02	-	0.03
Net income	$0.14	$0.27	$0.41	$0.56

Weighted average shares outstanding
Basic	10,050,545	9,896,738	9,971,411	9,858,538
Diluted	10,194,171	10,070,809	10,145,738	10,042,916

(1)	Total may not add due to rounding.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010 (unaudited)
 (in thousands)

	Common Stock Shares	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at March 31, 2011	10,104	$1,010	$54,504	$(21,637)	$76,442	$110,319
Comprehensive income:
Net income	-	-	-	-	1,437	1,437
Other comprehensive income, net of tax:
Settlement of derivative instruments	-	-	-	228	-	228
Comprehensive income						1,665
Issuance of common stock through stock plan transactions, net	206	20	1,307	-	-	1,327
Issuance of restricted stock	16	2	(2)	-	-	-
Forfeiture of restricted stock	(9)	(1)	1	-	-	-
Release of restricted stock	(2)	-	(25)	-	-	(25)
Share-based compensation	-	-	142	-	-	142
Tax benefit from stock plan transactions	-	-	351	-	-	351
Balance at June 30, 2011	10,315	$1,031	$56,278	$(21,409)	$77,879	$113,779

	Common Stock Shares	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at March 31, 2010	9,924	$992	$52,758	$(20,508)	$63,898	$97,140
Comprehensive income:
Net income	-	-	-	-	2,752	2,752
Other comprehensive income, net of tax:
Changes in unrealized loss on derivative instruments	-	-	-	-	-	-
Comprehensive income						2,752
Issuance of common stock through stock plan transactions	81	9	732	-	-	741
Issuance of restricted stock	19	2	(2)	-	-	-
Forfeiture of restricted stock	(4)	-	-	-	-	-
Release of restricted stock	(2)	(1)	(35)	-	-	(36)
Share-based compensation	-	-	201	-	-	201
Tax benefit from stock plan transactions	-	-	135	-	-	135
Balance at June 30, 2010	10,018	$1,002	$53,789	$(20,508)	$66,650	$100,933

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (unaudited)
 (in thousands)

	Common Stock Shares	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 31, 2010	10,040	$1,004	$54,138	$(21,691)	$73,734	$107,185
Comprehensive income:
Net income	-	-	-	-	4,145	4,145
Other comprehensive income, net of tax:
Settlement of derivative instruments	-	-	-	282	-	282
Comprehensive income						4,427
Issuance of common stock through stock plan transactions, net	268	26	1,687	-	-	1,713
Issuance of restricted stock	46	5	(5)	-	-	-
Repurchased shares	(21)	(2)	(308)	-	-	(310)
Forfeiture of restricted stock	(9)	(1)	1	-	-	-
Release of restricted stock	(9)	(1)	(139)	-	-	(140)
Share-based compensation	-	-	329	-	-	329
Tax benefit from stock plan transactions	-	-	575	-	-	575
Balance at June 30, 2011	10,315	$1,031	$56,278	$(21,409)	$77,879	$113,779

	Common Stock Shares	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 31, 2009	9,923	$992	$52,580	$(20,505)	$61,029	$94,096
Comprehensive income:
Net income	-	-	-	-	5,621	5,621
Other comprehensive income, net of tax:
Changes in unrealized loss on derivative instruments	-	-	-	(3)	-	(3)
Comprehensive income						5,618
Issuance of common stock through stock plan transactions	98	10	851	-	-	861
Issuance of restricted stock	25	3	(3)	-	-	-
Forfeiture of restricted stock	(13)	(1)	1	-	-	-
Release of restricted stock	(15)	(2)	(168)	-	-	(170)
Share-based compensation	-	-	364	-	-	364
Tax benefit from stock plan transactions	-	-	164	-	-	164
Balance at June 30, 2010	10,018	$1,002	$53,789	$(20,508)	$66,650	$100,933

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(dollars in thousands)

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Cash flows from operating activities:
Net income	$4,145	$5,621
Income from discontinued operations	-	305
Income from continuing operations	4,145	5,316
Adjustments to reconcile net cash provided by operating activities:
Depreciation	1,707	1,764
Amortization of intangible assets	748	771
Share-based compensation	329	364
Investment income from equity interest	(75)	(139)
Tax benefit from stock plan transactions	(575)	(164)
Loss on extinguishment of debt	193	-
Settlement of derivative instrument	340	-
Deferred income taxes	835	(2,283)
Other	(235)	(254)
Change in operating assets and liabilities, net of merger:
Contract receivables, net	(7,423)	10,641
Prepaid expenses and other current assets	321	598
Accounts payable	4,235	(646)
Accrued compensation and employee benefits	(2,873)	(931)
Other accrued expenses	(810)	667
Other long-term liabilities	(861)	(654)
Net cash provided by continuing operations	1	15,050
Net cash provided by discontinued operations	-	518
Net cash provided by operating activities	1	15,568
Cash flows from investing activities:
Purchase of business, net of cash acquired	(142,822)	-
Additions to property and equipment	(862)	(3,581)
Proceeds from sale of investments and long-lived assets	-	19
Dividends from equity investment	35	74
Increase in other assets	(24)	291
Net cash used in continuing operations	(143,673)	(3,197)
Net cash used in discontinued operations	-	(67)
Net cash used in investing activities	(143,673)	(3,264)
Cash flow from financing activities:
Proceeds from loan agreements, net	144,021	-
Repayments under term loan	(22,000)	(4,000)
Borrowings under revolving credit agreement	-	34,156
Repayments under revolving credit agreement	-	(36,129)
Payments of deferred financing costs	(1,900)	-
Proceeds from the exercise of stock plan transactions	1,713	861
Repurchase of shares	(310)	-
Tax benefit from stock plan transactions	575	164
Net cash provided by (used in) financing activities	122,099	(4,948)
Net increase (decrease) in cash and cash equivalents	(21,573)	7,356
Cash and cash equivalents, beginning of period	30,163	55
Cash and cash equivalents, end of period	$8,590	$7,411

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)

NOTE 1. BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Dynamics Research Corporation (the “Company” or “DRC”) and its subsidiaries included herein have been prepared in accordance with accounting principles generally accepted in the United States of America.  The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

In the opinion of management, all material adjustments that are of a normal and recurring nature necessary for a fair presentation of the results for the periods presented have been reflected. All material intercompany transactions and balances have been eliminated in consolidation. The results for the three and six months ended June 30, 2011 may not be indicative of the results that may be expected for the year ending December 31, 2011. The accompanying financial information should be read in conjunction with the consolidated financial statements and notes contained in the Company’s Form 10-K, filed with the United States Securities and Exchange Commission (“SEC”) for the year ended December 31, 2010.

NOTE 2.  RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standard Board (“FASB”) issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 clarifies some existing concepts, eliminates wording differences between United States generally accepted accounting principles (“U.S. GAAP”) and International Financial Reporting Standards (“IFRS”), and in some limited cases, changes some principles to achieve convergence between U.S. GAAP and IFRS. ASU 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 will be effective for the Company beginning after December 15, 2011. The adoption of ASU 2011-04 is presentation and disclosure related and therefore will not have an effect on operating results or financial position.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. ASU 2011-05 will be effective for the Company beginning after December 15, 2011. The adoption of ASU 2011-05 is presentation and disclosure related and therefore will not have an effect on operating results or financial position.

NOTE 3.  BUSINESS ACQUISITION

On June 30, 2011, the Company completed the merger for 100% of the outstanding shares of High Performance Technologies, Inc. ("HPTi") for $143 million in cash.  HPTi is a leading provider of high-end technology services to the federal healthcare and military technology markets. The merger strengthens and expands the Company’s market presence as a provider of high-end services and solutions in the federal market.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)

The purchase price and preliminary purchase price allocation associated with the HPTi merger is as follows:

Cash consideration	$143,000
Working capital adjustment	973
Cash acquired	(1,151)
Purchase price, net of cash acquired	$142,822

Current assets, net of cash acquired	$23,056
Property and equipment	2,273
Other noncurrent assets	4
Current liabilities	(14,725)
Goodwill and other intangible assets	132,214
Total purchase price allocation	$142,822

		Weighted
		average
		amortization
		life (years)
Customer relationships	$12,700	8.5
Contractual backlog	6,700	6.5
Trade name	600	1.5
Goodwill	112,214	-
Total goodwill and other intangible assets	$132,214

The fair value of the working capital adjustments and acquired identifiable intangible assets from the HPTi merger is provisional pending completion of the final valuations for those assets. The fair value and gross contractual amount of contract receivables acquired from the HPTi merger was $22.0 million, of which all is substantially expected to be collected.

The goodwill arising from the HPTi merger consists largely of the synergies and economies of scale expected from combining the operations of the Company and HPTi.  The parties have elected to treat the transaction as an asset purchase for tax purposes.  As a result, all of the goodwill and intangible assets related to the HPTi merger will be tax deductible over a 15 year period.

The following pro forma results of operations have been prepared as though the merger of HPTi had occurred on January 1, 2010. These pro forma results include adjustments for interest expense and amortization of deferred financing costs on the term loan used to finance the transaction, amortization expense for the identifiable intangible asset determined in the preliminary independent appraisal and the effect of income taxes. These pro forma results include certain nonrecurring costs HPTi paid at the closing of the sale, including the payout for the acceleration of stock compensation costs, professional fees related to the merger and discretionary bonuses.  This pro forma information does not purport to be indicative of the results of operations that would have been attained had the merger been made as of January 1, 2010, or of results of operations that may occur in the future.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenue	$96,022	$86,302	$191,466	$174,546
Operating income	$4,673	$4,968	$11,608	$9,065
Income from continuing operations	$984	$1,057	$3,364	$1,441
Net income	$984	$1,230	$3,364	$1,746

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Income from continuing operations:
Basic	$0.10	$0.11	$0.34	$0.15
Diluted	$0.10	$0.10	$0.33	$0.14

Net income
Basic	$0.10	$0.12	$0.34	$0.18
Diluted	$0.10	$0.12	$0.33	$0.17

HPTi revenues were $25.1 million and $24.7 million for the three month periods ended September 30, 2010 and December 31, 2010, respectively.

NOTE 4. DISCONTINUED OPERATIONS

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

The operating results of Metrigraphics classified as discontinued operations are summarized below:

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Product revenue	$2,235	$4,404

Income (loss) before benefit for income taxes	350	570
(Provision) benefit for income taxes	(141)	(229)
Income (loss) from operations of discontinued operations, net of tax	209	341
Loss on sale of discontinued operations, net of tax benefit of $25	(36)	(36)
Income from discontinued operations, net of tax	$173	$305

NOTE 5. SUPPLEMENTAL BALANCE SHEET INFORMATION

The composition of selected balance sheet accounts are as follows:

	June 30, 2011	December 31, 2010
Contract receivables, net
Billed receivables	$31,145	$17,123
Unbilled receivables(1):
Revenues recorded in excess of milestone billings on fixed price contract with state and local government agencies	6,878	5,353
Retainages and fee withholdings	485	394
Other unbilled receivables	39,680	26,045
Total unbilled receivables	47,043	31,792
Allowance for doubtful accounts	(331)	(521)
Contract receivables, net	$77,857	$48,394

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)

	June 30, 2011	December 31, 2010
Prepaid expenses and other current assets:
Restricted cash	$359	$350
Other	3,260	2,574
Prepaid expenses and other current assets	$3,619	$2,924

Property and equipment, net:
Software	$11,014	$10,834
Furniture and other equipment	10,448	8,998
Leasehold improvements	10,621	7,104
Property and equipment	32,083	26,936
Less accumulated depreciation	(15,594)	(14,717)
Property and equipment, net	$16,489	$12,219

Other noncurrent assets:
Deferred compensation plan investments	$1,595	$1,589
Equity investments	1,039	999
Other	2,828	1,169
Other noncurrent assets	$5,462	$3,757

Accrued compensation and employee benefits:
Accrued compensation and related taxes	$10,578	$8,487
Accrued vacation	7,526	4,008
Accrued pension liability	1,099	4,000
Other	3,233	1,551
Accrued compensation and employee benefits	$22,436	$18,046

Other accrued expenses:
Accrued income taxes	$-	$390
Deferred gain on sale of building	676	676
Deferred rent liability	648	591
Other	2,787	2,960
Other accrued expenses	$4,111	$4,617

Other long-term liabilities:
Accrued pension liability	$15,860	$16,694
Deferred rent liability	6,744	4,185
Deferred gain on sale of building	2,367	2,705
Deferred compensation plan liability	1,595	1,589
Other	1,542	1,894
Other long-term liabilities	$28,108	$27,067

(1)
At June 30, 2011 and December 31, 2010, unbilled retainages and fee withholdings of $0.4 million and $0.3 million were not anticipated to be billed within one year. Additionally, at June 30, 2011 and December 31, 2010, $0.8 million and $1.0 million, respectively, of the other unbilled receivable balances are not scheduled to be invoiced within one year.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

Components of the Company’s identifiable intangible assets are as follows:

At June 30, 2011:

	Cost	Accumulated Amortization	Net
Customer relationships	$14,600	$(594)	$14,006
Contractual backlog	6,700	-	6,700
Customer contracts	3,500	(3,082)	418
Non-competition agreements	1,400	(1,339)	61
Trade name	600	-	600
Total	$26,800	$(5,015)	$21,785

At December 31, 2010:

	Cost	Accumulated Amortization	Net
Customer relationships	$1,900	$(440)	$1,460
Customer contracts	3,500	(2,857)	643
Non-competition agreements	1,400	(970)	430
8(a) contract transition	130	(130)	-
Total	$6,930	$(4,397)	$2,533

The Company added $20.0 million of intangible assets during the second quarter of 2011 from the HPTi merger.  During the first quarter of 2011, the Company wrote-off $0.1 million of fully amortized intangible assets related to the 8(a) contract transition. The Company recorded amortization expense for its identifiable intangible assets of $0.4 million for both the three months ended June 30, 2011 and 2010 and $0.7 million and $0.8 million for the first  half of 2011 and 2010, respectively.  At June 30, 2011, estimated future amortization expense for the identifiable intangible assets to be recorded in subsequent fiscal years was as follows:

Remainder of 2011	$3,044
2012	$4,124
2013	$3,722
2014	$3,663
2015 and thereafter	$7,232

For the three months ended June 30, 2011, the carrying amount of goodwill increased $112.2 million related to the merger of HPTi.

NOTE 7. INCOME TAXES

The Company recorded income tax provisions of $1.1 million and $1.8 million in the three months ended June 30, 2011 and 2010, respectively, and $3.0 million and $3.2 million, respectively, in the six months then ended.  The effective income tax rate was 41.7% and 37.4% in the first half of 2011 and 2010, respectively.  The Company recorded a refund of $0.3 million in the first quarter of 2010 related to 2003 tax deductions.  Absent the refund, the Company’s effective tax rate in the first half of 2010 was 40.3%.

As of June 30, 2011 the Company had $0.4 million of unrecognized tax benefits, of which $0.2 million would affect its effective tax rate if recognized. Accrued penalties and interest was $0.2 million at June 30, 2011 and December 31, 2010.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)

The Internal Revenue Service (“IRS”) had challenged the deferral of income for tax reporting purposes related to unbilled receivables including the applicability of a Letter Ruling issued by the IRS to the Company in January 1976 which granted to the Company deferred tax treatment of the unbilled receivables.  This issue was elevated to the IRS National Office for determination.  On October 23, 2008, the Company received a notification of ruling from the IRS National Office.  This ruling provided clarification regarding the IRS position relating to revenue recognition for tax purposes regarding its unbilled receivables.  During September 2009, the IRS completed its examination of the Company’s tax returns for 2004 through 2007 and issued a Revenue Agent Report (“RAR”), which reduced the deferral of income for tax reporting purposes.  As a result the Company reclassified approximately $1.0 million from deferred to current taxes payable.  The RAR also included an assessment of interest of $0.5 million. The Company has filed a protest letter with the IRS to appeal the assessment.  The Company believes the appeal will be successful and has made no provision for the interest associated with the assessment.  The IRS has also initiated an exam of the 2009 tax year which is in the information gathering stage.

NOTE 8. FINANCING ARRANGEMENTS

On June 30, 2011, the Company entered into a new secured credit agreement (“new credit agreement”) with a $110 million five-year term loan (“new term loan”) and a $20 million revolving loan (“new revolver”), and entered into a $40 million unsecured senior subordinated loan agreement (“subordinated loan”) with a six-year term.  The new credit agreement replaces the Company’s previous credit agreement and is led by Bank of America and includes SunTrust Bank and PNC Bank as Lead Arrangers.  The financing of the subordinated loan was provided by Ares Mezzanine Partners, L.P.  The new credit agreement is secured by substantially all of the Company’s assets.

The new term loan requires quarterly principal payments of $2.8 million, commencing September 30, 2011 and increasing to $3.5 million beginning September 30, 2012 and $4.1 million beginning September 30, 2013 with the remaining principal due on June 30, 2016, the maturity of the new credit agreement. The Company is also required to make additional principal payments on the new term loan based on certain events, if any, such as excess cash flow payments (commencing for the year ended December 31, 2012), proceeds from disposition of assets, equity issuances, debt issuances and extraordinary receipts.  The Company may prepay principal on the new term loan without penalty.

The Company has the option of selecting an interest rate for the new term loan and new revolver equal to either: (a) the then applicable LIBOR rate plus 3.00% to 4.00% per annum, depending on the Company’s most recently reported leverage ratio of total debt-to-EBITDA (currently 4.00 to 1.0); or (b) the base rate as announced from time to time by the administrative agent plus 2.00% to 3.00% per annum, depending on the Company’s most recently reported leverage ratio debt-to-EBITDA (currently 3.00 to 1.0). For those portions of the new term loan and new revolver accruing at the LIBOR rate, the Company has the option of selecting interest periods of 30, 60, 90 or 180 days.

The outstanding principal amount on the subordinated loan is due and payable on June 30, 2017, the maturity of the loan.  A prepayment penalty will be imposed if any of the principal amount is paid on or before June 30, 2016.  The interest rate on the subordinated loan is 13% per annum and is paid quarterly commencing on September 30, 2011.  At the Company’s option, the amount of interest due representing up to 1% of the 13% may be used to increase the outstanding subordinated loan balance in lieu of cash payment.

On an ongoing basis, both agreements require the Company to meet certain financial covenants, including maintaining a minimum net worth and certain cash flow and debt coverage ratios. The covenants also limit the Company’s ability to incur additional debt, pay dividends, purchase capital assets, sell or dispose of assets, make additional acquisitions or investments, or enter into new leases, among other restrictions. In addition, the agreements provide that payment of all unpaid principal and all accrued and unpaid interest may be accelerated upon the occurrence and continuance of certain events of default.  At June 30, 2011, the Company was in compliance with its loan covenants.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)

The terms of the agreements are more fully described in the Credit Agreement and the Senior Subordinated Loan Agreement, both dated June 30, 2011, filed as Exhibit 10.1 and Exhibit 10.3, respectively, to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2011.

The Company used the entire proceeds of the new term loan and subordinated loan to fund the merger of HPTi and pay off the remaining $20 million balance on the Company’s previous term loan.  The Company paid $6.0 million in loan origination fees and $1.9 million in deferred financing costs associated with the new financing arrangements.  The loan origination fees and deferred financing costs will be amortized over the maturity of the loan agreements and were recorded as a contra account in long-term debt and other noncurrent assets, respectively.

Additionally, the Company incurred a charge of $0.3 million for the termination of the interest rate swap that was tied to our previous term loan, and $0.2 million for the write-off of deferred financing costs associated with our previous credit facility, which was accounted for as an extinguishment of debt.  The combined total charge of $0.5 million was recorded as interest expense.

The Company’s outstanding debt at June 30, 2011 was $144.0 million, which consisted of the outstanding balance of the new term loan and subordinated loan, net of loan origination fees, and $22.0 million at December 31, 2010 which consisted of an outstanding balance under our previous term loan.  The interest rate of the term loan at June 30, 2011 was 6.25%, based on the base rate that was in effect at June 30, 2011, and the interest rate for the subordinated loan was 13.00%.  The interest rate of the existing term loan at December 31, 2010 was 1.79% based on the 90-day LIBOR rate option.

Contractual principal payments are due as follows: $5.5 million for the remainder of 2011, $12.4 million for the year ended December 31, 2012, $15.1 million for the year ended December 31, 2013, $16.5 million for years ended December 31, 2014 and 2015, $44 million for the year ended December 31, 2016 and $40 million for the year ended December 31, 2017.  At June 30, 2011, the remaining available balance to borrow against the new revolver was $19.4 million.

NOTE 9. DERIVATIVE FINANCIAL INSTRUMENTS

As noted above, the Company incurred a charge of $0.3 million for the termination of the interest rate swap that was tied to our previous term loan.  Under the previous interest rate swap agreement, the Company received a floating rate based on the 90-day LIBOR rate and paid a fixed rate of 3.60% (both excluding the applicable margin) on the outstanding notional amount.   The fair value of the swap at December 31, 2010 was $0.5 million and was recorded in other long-term liabilities and was designated as a cash flow hedge.

The amount recognized in other comprehensive income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Gain (loss) recognized in other comprehensive income, net of tax	$228	$-	$282	$(3)

The new credit agreement requires the Company, by September 30, 2011, to secure interest rate protection in an amount not less than fifty percent of the outstanding principal balance of the new term loan.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)

NOTE 10. FAIR VALUE MEASUREMENTS

The following tables present our assets and liabilities that are measured at fair value on a recurring basis:

At June 30, 2011:
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Rabbi Trusts	Other noncurrent assets	$1,595	$-	$-	$1,595

At December 31, 2010:
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Rabbi Trusts	Other noncurrent assets	$1,589	$-	$-	$1,589

Liabilities:
Interest rate swap	Other long-term liabilities	$-	$467	$-	$467

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

Interest Rate Swap — The derivative was a receive-variable, pay-fixed interest rate swap based on the LIBOR rate and was designated as a cash flow hedge. Fair value was based on a model-driven valuation using the LIBOR rate, which was observable at commonly quoted intervals for the full term of the swap. Therefore, our interest rate swap was classified within Level 2 of the fair value hierarchy.

The carrying values of other cash and cash equivalents, contract receivables and accounts payable approximate fair value because of the short-term nature of these instruments.  The carrying value of debt also approximates fair value due to the agreements being entered into on June 30, 2011.

NOTE 11. DEFINED BENEFIT PENSION PLAN

The components of net periodic pension expense for the Company’s defined benefit pension plan are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Interest cost on projected benefit obligation	$1,030	$1,053	$2,060	$2,107
Expected return on plan assets	(1,275)	(1,108)	(2,550)	(2,216)
Recognized actuarial loss	302	275	605	550
Net periodic pension expense	$57	$220	$115	$441

During the first half of 2011, the Company contributed $3.9 million to fund the pension plan.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)

NOTE 12. SHARE-BASED COMPENSATION

Share-Based Compensation Costs

Total share-based compensation recorded in the Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Cost of products and services	$99	$102	$186	$175
Selling, general and administrative	43	99	143	189
Total share-based compensation expense	$142	$201	$329	$364

Stock Option Award Activity

The following table summarizes stock option activity under all plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	472,490	$10.23	1.5	$1,688
Granted	-	$-
Exercised	(377,000)	$8.96
Cancelled	(2,000)	$18.14
Outstanding at June 30, 2011	93,490	$15.15	5.1	$23

Exercisable at December 31, 2010	432,490	$9.94	0.7	$1,684
Exercisable at June 30, 2011	63,490	$15.98	3.3	$15

As of June 30, 2011 the total unrecognized compensation cost related to stock option awards was $0.2 million which is expected to be amortized over approximately 2 years.

Cash proceeds received, the intrinsic value and the total tax benefits realized resulting from stock option exercises were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Cash proceeds received	$1,241	$648	$1,541	$669
Intrinsic value realized	$1,885	$337	$2,415	$398
Income tax benefit realized	$687	$131	$846	$133

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)

Restricted Stock Award Activity

The following table summarizes restricted stock activity:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2010	98,755	$ 9.57
Granted	46,500	$ 14.68
Vested	(41,351)	$ 9.36
Cancelled	(9,467)	$ 12.27
Nonvested at June 30, 2011	94,437	$ 11.90

The total fair value of restricted shares vested during the six months ended June 30, 2011 and 2010 was $0.4 million and $0.2 million, respectively. As of June 30, 2011, the total unrecognized compensation cost related to restricted stock awards was $0.9 million, which is expected to be amortized over a weighted-average period of 2.2 years.

NOTE 13. EARNINGS PER SHARE

For the three and six months ended June 30, 2011 and 2010, basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Unexercised stock options and unvested restricted shares are excluded from this calculation but are included in the diluted earnings per share calculation using the treasury stock method so long as their effect is not anti-dilutive.

For the three and six months ended June 30, 2011 and 2010, diluted earnings per share are determined by using the weighted average number of common and dilutive common equivalent shares outstanding during the period.  Due to the anti-dilutive effect, approximately 86,500 options to purchase common stock were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2011 and 92,000 options for the three and six months ended June 30, 2010 were excluded.

The following table illustrates the reconciliation of the weighted average shares outstanding:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Weighted average shares outstanding - Basic	10,050,545	9,896,738	9,971,411	9,858,538
Diluted effect of stock options and restricted stock grants	143,626	174,071	174,327	184,378
Weighted average shares outstanding - Diluted	10,194,171	10,070,809	10,145,738	10,042,916

NOTE 14. BUSINESS SEGMENT, MAJOR CUSTOMERS AND RELATED PARTY INFORMATION

Business Segment

The Company has concluded that it operates in one segment based upon the information used by management in evaluating the performance of its business and allocating resources and capital.

Major Customers

No individual customer accounted for more than 10% of revenue in the three months ended June 30, 2011 and 2010 and no individual customer accounted for more than 10% of total contract receivables at June 30, 2011 and December 31, 2010.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)

Related Party

The Company has a 40% interest in HMRTech which is accounted for using the equity method.  Revenues from HMRTech for the three and six months ended June 30, 2011 and 2010 and amounts due from HMRTech at June 30, 2011 and December 31, 2010 were immaterial.  In addition, HMRTech charged the Company relating to contract work of $0.5 million in the three months ended June 30, 2011 and 2010 and $1.1 million and $1.0 million, respectively, for the six months then ended.  At June 30, 2011 and December 31, 2010, the Company had a related payable of $0.4 million and $0.3 million, respectively.

NOTE 15. COMMITMENTS AND CONTINGENCIES

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

On June 28, 2005, a class action employee suit was filed in the U.S. District Court for the District of Massachusetts alleging violations of the Fair Labor Standards Act and certain provisions of Massachusetts General Laws. In July 2010, the Company and the plaintiffs agreed upon principle terms of settlement, the cost of which was accrued on the balance sheet as of June 30, 2010. In October 2010, the Company received an executed settlement agreement by the plaintiffs. The Federal District Court for the First Circuit reviewed the settlement and on March 4, 2011 approved the settlement. The Federal Court thirty day appeal period for challenges to the settlement expired on April 4, 2011, with no appeals filed. The parties have proceeded to implement the terms of the class action settlement.

Issuances of our securities are subject to federal and state securities laws, and certain holders of common stock issued by us may be entitled to rescind their purchases. Approximately 148,000 shares issued through the Company's employee stock purchase plan between July 2007 and May 2011, at purchase prices ranging from $ 6.63 to $14.12 per share, were not registered under the federal securities law.  The Company intends to offer to repurchase the approximately 119,000 shares that continue to be held by the original purchasers.

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
•
Acquired operations, including High Performance Technologies, Inc (“HPTi”) may perform at levels below our financial expectations, or we may be unable to successfully integrate acquired operations; and

•	Our substantial investment in goodwill may become impaired requiring write downs, which could significantly reduce operating income.
•
Issuances of our securities are subject to federal and state securities laws, and certain holders of common stock issued by us may be entitled to rescind their purchases. Approximately 148,000 shares issued through the Company's employee stock purchase plan between July 2007 and May 2011, at purchase prices ranging from $ 6.63 to $14.12 per share, were not registered under the federal securities law.  The Company intends to offer to repurchase the approximately 119,000 shares that continue to be held by the original purchasers.

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

Our go-to-market strategy is sharply focused within each of four dimensions:

•
Solutions.  We deliver high-value differentiated solutions to our clients.  Our five areas of differentiated expertise are business transformation, information technology, training and performance support, management services and science and engineering services.  We believe our solutions align well with the needs of our government customers today through improved efficiencies and effectiveness, procurement reform, transformational and technology based changes, and ongoing, changing security threats.

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

On June 30, 2011, we completed a merger with HPTi for $143.0 million in cash.  HPTi is a leading provider of high-end technology services to the federal government, primarily in the healthcare and military technology markets. The merger strengthens and expands DRC’s market presence as a provider of high-end services and solutions in the federal market.

HPTi revenues were $19.7 million, $21.0 million, $25.1 million and $24.7 million for the three month periods ended March 31, 2010, June 30, 2010, September 30, 2010 and December 31, 2010, respectively.  With $90.5 million in 2010 revenue, the merger with HPTi will have significant impacts on our financial statements going forward, including significantly higher revenues, costs, amortization expense, interest expense, assets, liabilities and debt.  See notes 3, 6 and 8 to the financial statements for additional information.

RESULTS OF OPERATIONS

Operating results expressed as a percentage of total revenue are as follows:

	Three Months Ended June 30,
	2011			2010
(in millions)	$(1)%			$(1)%
Revenue	$68.5			$65.3
Gross profit	$10.4	15.2%		$10.2	15.6%
Selling, general and administrative	6.8	9.9%		5.1	7.8%
Amortization of intangible assets	0.4	0.5%		0.4	0.6%
Operating income	3.2	4.7%		4.7	7.2%
Interest expense, net	(0.8)	(1.1)%		(0.4)	(0.6)%
Other income, net	0.1	0.1%		(0.0)	0.0%
Provision for income taxes	1.1	43.5%	(2)	1.8	40.5%	(2)
Effect of discontinued operations, net of taxes	-	0.0%		0.2	0.3%
Net income	$1.4	2.1%		$2.8	4.2%

	Six Months Ended June 30,
	2011			2010
(in millions)	$(1)%			$(1)%
Revenue	$138.0			$133.9
Gross profit	$21.2	15.4%		$21.0	15.6%
Selling, general and administrative	12.5	9.0%		11.0	8.2%
Amortization of intangible assets	0.7	0.5%		0.8	0.6%
Operating income	8.0	5.8%		9.1	6.8%
Interest expense, net	(1.0)	(0.7)%		(0.7)	(0.6)%
Other income, net	0.2	0.1%		0.1	0.1%
Provision for income taxes	3.0	41.7%	(2)	3.2	37.4%	(2)
Effect of discontinued operations, net of taxes	-	0.0%		0.3	0.2%
Net income	$4.1	3.0%		$5.6	4.2%

(1)	Totals may not add due to rounding.

(2)	The percentage of provision for income taxes relates to a percentage of income from continuing operations before income taxes.

Revenues

We reported total revenue of $68.5 million and $65.3 million in the three months ended June 30, 2011 and 2010, respectively. Total revenues for the second quarter of 2011 represent an increase of $3.2 million, or 4.8%, from the same period in 2010.  Total revenue for the six months ended June 30, 2011 and 2010 were $138.0 million and $133.9 million, respectively, an increase of $4.1 million, or 3.1%.

Revenues have been reclassified to conform to current period presentation.  Revenues were earned from the following sectors:

	Three Months Ended June 30,
	2011		2010
(in millions)	$	%(1)	$	%
National defense and intelligence agencies	$47.5	69.3%	$40.6	62.2%
Homeland security	11.3	16.5	$13.2	20.3%
Federal civilian agencies	5.8	8.4	$6.2	9.4%
Total revenue from federal agencies	64.6	94.3	$60.0	91.9%
State and local government agencies	3.9	5.7	$5.3	8.1%
Other	0.0	0.0	$0.0	0.0%
Total revenue	$68.5	100.0%	$65.3	100.0%

	Six Months Ended June 30,
	2011		2010
(in millions)	$	%(1)	$	%
National defense and intelligence agencies	$95.3	69.0%	$84.9	63.4%
Homeland security	23.6	17.1	$26.2	19.5%
Federal civilian agencies	11.6	8.4	$12.1	9.1%
Total revenue from federal agencies	130.5	94.6	$123.2	92.0%
State and local government agencies	7.5	5.4	$10.7	8.0%
Other	0.0	0.0	$0.0	0.0%
Total revenue	$138.0	100.0%	$133.9	100.0%

(1)	Total revenue from federal agencies does not add due to rounding.

The increase in our revenues from federal agencies in the second quarter of 2011 was primarily due to contracts awarded to us in 2010 in our healthcare and intelligence target growth markets.  This increase was partially offset by the loss of 81 and 33 employees in-sourced in 2010 and the first half of 2011, respectively.  Other than one FEMA program in the third quarter of 2010, which substantially accounts for the year-over year decline in Homeland Security revenues, we have experienced minimal in-sourcing outside of Defense, and we anticipate an abatement of Department of Defense in-sourcing activities going forward.

Revenues from state and local government agencies declined in the second quarter of 2011 compared to the same period in 2010 due to the deployment of the State of Tennessee child welfare system contract in September 2010.  Revenues from our State of Tennessee contract were $0.3 million and $2.0 million in the second quarter of 2011 and 2010, respectively, and $0.5 million and $4.4 million, respectively, in the first half then ended.

Revenues by contract type as a percentage of revenues were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Fixed price, including service type contracts	51%	44%	50%	45%
Time and materials	30	35	30	34
Cost reimbursable	19	21	20	21
	100%	100%	100%	100%

Prime contract	76%	72%	75%	72%
Sub-contract	24	28	25	28
	100%	100%	100%	100%

Backlog and Bookings

Our backlog position was as follows:

(in millions)	June 30, 2011		December 31, 2010
Backlog:
Funded	$161.6	(1)	$133.5
Unfunded	670.4		267.4
Total backlog	$832.0	(2)	$400.9

(1)	Funded backlog includes $60.2 million from HPTi
(2)	Total backlog includes $478.8 million from HPTi

We expect that substantially all of our funded backlog at June 30, 2011 will generate revenue during the subsequent twelve month period. The funded backlog generally is subject to possible termination at the convenience of the contracting party. Contracts are typically funded on an annual basis or incrementally for shorter time periods. The funded backlog as of June 30, 2011 and December 31, 2010 covered approximately 5.0 months and 5.7 months of revenue, respectively. Funded bookings were $54.7 million and $46.6 million in the three-month period ended June 30, 2011 and December 31, 2010, respectively, and generated a book-to-bill ratio of approximately 0.8 to 1 and 0.7 to 1 for each respective period.

Gross Profit

Total gross profit was $10.4 million and $10.2 million for the second quarter of 2011 and 2010, respectively, resulting in a gross margin of 15.2% and 15.6%, respectively.  For the first half of 2011 and 2010, gross profit was $21.2 million and $21.0 million, respectively, resulting in a gross margin of 15.4% and 15.6%, respectively.  The decrease in the gross margin was primarily a result of an increased portion of our revenue being derived from the use of subcontracted services.

Selling, general and administrative expenses

Selling, general and administrative expenses were $6.8 million and $5.1 million in the second quarter of 2011 and 2010, respectively, and $12.5 million and $11.0 million, respectively, in the first half then ended. Selling, general and administrative expenses as a percent of total revenue in the second quarter of 2011 and 2010 were 9.9% and 7.8%, respectively, and 9.0% and 8.2% in the first half then ended. Selling, general and administrative expenses in the second quarter of 2011 included transaction-related costs of $1.7 million.

Amortization of intangible assets

Amortization expense was $0.4 million in the second quarter of 2011 and 2010 and $0.7 million and $0.8 million in the first half of 2011 and 2010, respectively.  Amortization expense for the second half of 2011 is estimated to be in the range of $3.0 million to $3.2 million.  For 2012, amortization expense is estimated to be in the range of $4.0 million to $4.3 million.

Interest expense, net

Net interest expense was $0.8 million and $0.4 million in the second quarter of 2011 and 2010, respectively, and $1.0 million and $0.7 million, respectively, for the first half then ended.  The increase in interest expense was primarily due to the payoff of the interest rate swap and the write off of deferred financing costs totaling $0.5 million.  For the second half of 2011, we estimate total interest expense to be in the vicinity of $6.0 million.

Other income (expense), net

Other income (expense) consists of our portion of earnings and losses in HMRTech, gains and losses realized from our deferred compensation plan and results from other non-operating transactions, all of which were immaterial to our results.

Income tax provision (benefit)

We recorded income tax provisions of $1.1 million and $1.8 million in the second quarter of 2011 and 2010, respectively, and $3.0 million and $3.2 million, respectively, for the first half then ended.  The effective income tax rate was 41.7% and 37.4% in the first half of 2011 and 2010, respectively.  We recorded a refund of $0.3 million in the first quarter of 2010 related to 2003 tax deductions.  Absent the refund, the Company’s effective tax rate in the first half of 2010 was 40.3%.

LIQUIDITY AND CAPITAL RESOURCES

The following discussion analyzes liquidity and capital resources by operating, investing and financing activities as presented in our Consolidated Statements of Cash Flows. Our principal sources of liquidity are cash flows from operations and borrowings from our revolving credit agreement.

Our results of operations, cash flows and financial condition are subject to trends, events and uncertainties, including demands for capital to support growth, economic conditions, government payment practices and contractual matters. Our need for access to funds is dependent on future operating results, our growth and acquisition activity and external conditions.

We have evaluated our future liquidity needs, both from a short-term and long-term basis.  We believe we have sufficient funds to meet our working capital and capital expenditure needs for the short-term. Cash on hand plus cash generated from operations along with cash available under our credit lines are expected to be sufficient in 2011 to service debt, finance capital expenditures, pay federal and state income taxes and fund the pension plan, if necessary. To provide for long-term liquidity, we believe we can generate substantial positive cash flow, as well as obtain additional capital, if necessary, from the use of debt or equity. In the event that our current capital resources are not sufficient to fund requirements, we believe our access to additional capital resources would be sufficient to meet our needs.

With the acquisition of HPTi, we have utilized our access to capital resources to acquire a business, which aligns with our growth strategy.  In the long-term, we believe that selective acquisitions are an important component of our growth strategy and we may acquire, from time to time, businesses or contracts that are aligned with our core capabilities and which complement our customer base.

At June 30, 2011 and December 31, 2010, we had cash and cash equivalents aggregating $8.6 million and $30.2 million, respectively.

Operating activities

Net contract receivables were $77.9 million at June 30, 2011, of which $22.0 million related to HPTi and $48.4 million at December 31, 2010.  Billed receivables increased $14.0 million in the first half of 2011, of which $10.2 million related to HPTi and unbilled receivables increased $15.3 million in the first half of 2011, of which $11.9 related to HPTi.

Contract receivable days sales outstanding (“DSO”), excluding HPTi, was 73 days at June 30, 2011 compared to 62 days at December 31, 2010.  Federal business DSO, which excludes the effect of our state contracts, was 63 days at June 30, 2011 compared to 55 days at December 31, 2010. The increase in contract receivables and DSO was a result of funding delays related to the continuing resolution and delayed billing rate approval, which was received in February and impacted our ability to invoice and collect the corresponding receivables on cost type contracts.

Our net deferred tax liability was $2.9 million and $1.8 million at June 30, 2011 and December 31, 2010, respectively.  The increase in the deferred tax liability was primarily due to changes in employee share-based compensation and adjustments for pension liabilities and deferred compensation plans.  During the first half of 2011, we paid $2.2 million in income taxes and currently anticipate additional income tax payments of $1.1 million in the second half of 2011.

The IRS has challenged the deferral of income for tax reporting purposes related to unbilled receivables including the applicability of a Letter Ruling issued by the IRS to DRC in January 1976 which granted us deferred tax treatment of the unbilled receivables.  This issue was elevated to the IRS National Office for determination.  On October 23, 2008, we received a notification of ruling from the IRS National Office.  This ruling provided clarification regarding the IRS position relating to revenue recognition for tax purposes regarding our unbilled receivables.  During September 2009, the IRS completed its examination of our tax returns for 2004 through 2007 and issued a Revenue Agent Report, which reduced the deferral of income for tax reporting purposes.  As a result we reclassified approximately $1 million from deferred to current taxes payable.  The IRS report also included an assessment of interest of $0.5 million. We have filed a protest with the IRS to appeal the assessment.  We believe the appeal will be successful and have therefore made no provision for the interest associated with the assessment. The IRS has also initiated an exam of the 2009 tax year which is in the information gathering stage.

Share-based compensation was $0.3 million and $0.4 million in the first half of 2011 and 2010, respectively.  As of June 30, 2011 the total unrecognized compensation related to restricted stock awards was $0.9 million to be recognized over 2.2 years, and the unrecognized compensation expense related to stock option awards was $0.2 million which is expected to be amortized over approximately 2 years.

Non-cash amortization expense of our acquired intangible assets was $0.7 million and $0.8 million in the first half of 2011 and 2010, respectively.  Due to the merger of HPTi, we anticipate that non-cash expense for the amortization of intangible assets for the second half of 2011 will be in the range of $3.0 million to $3.2 million.

During the first half of 2011, we contributed $3.9 million to fund the pension plan and anticipate pension expense to be approximately $0.2 million in 2011.

Investing activities

The net cash used in investing activities from continuing operations of $143.6 million and $3.2 million in the first half of 2011 and 2010, respectively.  The cash used in the first half of 2011 was primarily for the merger of HPTi.  Capital expenditures for the first half of 2010 were primarily used for expenditures related to the relocation of our headquarter facilities.  We anticipate capital expenditures to be approximately $3 million in 2011.

Financing activities

In December 2010, DRC’s board of directors authorized a share repurchase program, which allowed us to buy back up to 700,000 shares of our common stock through June 6, 2011.  During the first half of 2011, we repurchased 20,728 shares at a weighted average price of $14.97.  The timing, price and amount of any repurchase was determined by management based on its evaluation of market conditions and other factors.  These repurchases were made through the open market, including block purchases, or in private negotiated transactions, or otherwise.  The buyback was funded through available cash balances and or borrowings.

Concurrent with the merger of HPTi, we replaced our existing credit facility with a new secured credit facility with a $110 million five-year term loan and a $20 million revolving credit facility, and entered into a $40 million unsecured senior subordinated facility with a six-year term.

For the next twelve months, our new term loan requires quarterly repayments of $2.75 million and we expect operating cash flows to be sufficient to fund these repayments.  At June 30, 2011, the borrowing capacity available under our revolver was $19.4 million.

At June 30, 2011, we were in compliance with our loan covenants.  Our most stringent financial covenant is the fixed charge coverage ratio.  This covenant requires us to maintain a ratio of adjusted consolidated EBITDA to adjusted consolidated interest expense of not less than 1.25 to 1.00.  This fixed charge coverage ratio is tested on a quarterly basis and is measured on a trailing four fiscal quarter basis.

We believe we have access to additional capital resources, from the use of debt or equity, as alternate sources of funding.  We are confident that our current resources are sufficient and we believe the possibility of needing additional financing resources for the continuation of current operations is remote.

Net cash provided by financing activities was $122.1 million in the first half of 2011. During the first half of 2011, we borrowed $144.0 million, net of fees, repaid $22.0 million on our previous term loan and paid $1.9 million in deferred financing costs.  The $4.9 million of cash used for financing activities in the first half of 2010 was primarily for payments of $4.0 million under our then existing term loan and $2.0 million on our then existing revolver.

In the first half of 2011 and 2010, the average interest rate of our previous term loan and swap agreement was 3.45% and 3.94%, respectively. The average daily borrowing on our revolver for the first half of 2010 was $2.0 million at an interest rate of 3.25%.  The average combined effective borrowing rate on the $150 million outstanding debt at June 30, 2011 was 8.05%.  The new credit agreement requires us, by September 30, 2011, to secure interest rate protection in an amount not less than fifty percent of the outstanding principal balance of the new term loan.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk associated with our term loan and revolver, where interest payments are tied to either the LIBOR or prime rate, and our subordinated loan where the interest rate is fixed at 13.00%. On June 30, 2011, the interest rate on our $110 million outstanding term loan was 6.25%. The credit facility requires us to enter into an interest rate swap by September 30, 2011 on half of our term loan.  At any time, a sharp rise in interest rates could have an adverse effect on net interest expense as reported in our Consolidated Statements of Operations. Our potential loss over one year that would result in a hypothetical and instantaneous increase of one full percentage point in the interest rate on our term loan would increase annual interest expense by approximately $1.1 million.

In addition, historically our investment positions have been relatively small and short-term in nature.  We typically invest excess cash in money market accounts with original maturities of three months or less with no exposure to market interest rates. We have no significant exposure to foreign currency fluctuations.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) evaluated, together with other members of senior management, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2011; and, based on this review, the Company’s CEO and CFO concluded that, as of June 30, 2011, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by it in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarterly period ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We are a party to litigation referenced in Note 15 of the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q. Except as noted therein we do not presently believe it is reasonably likely that any of these matters would have a material adverse effect on our business, financial position, results of operations or cash flows.

Our evaluation of the likelihood of expenditures related to these matters is subject to change in future periods, depending on then current events and circumstances, which could have a material adverse effect on our business, financial position, results of operations and cash flows.

ITEM 1A. RISK FACTORS

For information regarding factors that could affect our results of operations, financial condition and liquidity, refer to the section titled “Risk Factors” in Part I, Item 1A of our 2010 Form 10-K. There have been no material changes from the risk factors as disclosed herein.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth all purchases made by us or on our behalf by any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the first quarter of 2011.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value Of Shares that May Yet Be Purchased Under the Programs
April 1, 2011 to April 30, 2011	653	$16.06
May 1, 2011 to May 31, 2011	87,072	$15.28
June 1, 2011 to June 30, 2011	227	$15.31
Total	87,952	$15.28

(1)
In December 2010, DRC’s board of directors authorized a share repurchase program which allowed us to buy All shares repurchased were not part of a publically announced program and represented shares repurchased to cover option costs in connection with the exercise of stock options and payroll withholding taxes in connection with the vesting of restricted stock awards.

ITEM 6. EXHIBITS

The following Exhibits are filed or furnished, as applicable, herewith:

10.1
Commitment Letter, dated as of June 2, 2011, by and among Dynamics Research Corporation, Bank of America, N.A., Merrill, Lynch, Pierce, Fenner and Smith Incorporated, SunTrust Bank, SunTrust Robinson Humphrey, Inc., PNC Bank, National Association and PNC Capital Markets, LLC.

10.2	Commitment Letter, dated as of June 2, 2011, by and between Dynamics Research Corporation and Ares Management, LLC.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNAMICS RESEARCH CORPORATION
(Registrant)

Date: August 9, 2011	/s/ David Keleher
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: August 9, 2011	/s/ Shaun N. McCarthy
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)