Form 10-Q/A
period 2011-06-30
DYNAMICS RESEARCH CORP
filed 2011-09-09
CIK 30822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2011, of Dynamics Research Corporation. (the “Company”), as filed with the Securities and Exchange Commission on August 9, 2011 (the “Original Filing”), is being filed solely to furnish Exhibit 101 to the Original Filing, as required by Rule 405 of Regulation S-T and to update the cover page regarding the submission and posting of Interactive Data Files during the preceding 12 months.  Exhibit 101 provides certain items from the Original Filing formatted in eXtensible Business Reporting Language (XBRL).

This Amendment No. 1 does not affect any other information contained in the Original Filing.  This Form 10-Q/A speaks as of the original filing date of the Original Filing, does not reflect events that occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Original Filing.

ITEM 6. EXHIBITS

The following Exhibits are filed or furnished, as applicable, herewith:

10.1*
Commitment Letter, dated as of June 2, 2011, by and among Dynamics Research Corporation, Bank of America, N.A., Merrill, Lynch, Pierce, Fenner and Smith Incorporated, SunTrust Bank, SunTrust Robinson Humphrey, Inc., PNC Bank, National Association and PNC Capital Markets, LLC.

10.2*	Commitment Letter, dated as of June 2, 2011, by and between Dynamics Research Corporation and Ares Management, LLC.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with the original Form 10-Q on August 9, 2011
**	Furnished with this Form 10-Q/A

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNAMICS RESEARCH CORPORATION
(Registrant)

Date: September 9, 2011	/s/ David Keleher
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: September 9, 2011	/s/ Shaun N. McCarthy
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)