Form 10-Q
period 2011-09-30
DYNAMICS RESEARCH CORP
filed 2011-11-09
CIK 30822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

As of October 31, 2011, there were 10,309,028 shares of the registrant’s common stock outstanding.

DYNAMICS RESEARCH CORPORATION
FORM 10-Q
For the Quarterly Period Ended September 30, 2011

		Page
Part I. Financial Information
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010	3
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010 (unaudited)	4
	Condensed Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the three months ended September 30, 2011 and 2010 (unaudited)	5
	Condensed Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the nine months ended September 30, 2011 and 2010 (unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 (unaudited)	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	28

Part II. Other Information
Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 6.	Exhibits	30

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
 (dollars in thousands, except share data)

	September 30, 2011	December 31, 2010
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$3,417	$30,163
Contract receivables, net	74,731	48,394
Prepaid expenses and other current assets	3,725	2,924
Total current assets	81,873	81,481
Noncurrent assets
Property and equipment, net	15,993	12,219
Goodwill	210,895	97,641
Intangible assets, net	20,232	2,533
Deferred tax asset	-	585
Other noncurrent assets	4,314	3,757
Total noncurrent assets	251,434	116,735
Total assets	$333,307	$198,216

Liabilities and stockholders' equity
Current liabilities
Current portion of long-term debt	$11,688	$8,000
Accounts payable	28,227	16,883
Accrued compensation and employee benefits	25,747	18,046
Deferred tax liability	2,762	2,418
Other accrued expenses	6,041	4,617
Total current liabilities	74,465	49,964
Long-term liabilities
Long-term debt, net of current	114,976	14,000
Deferred tax liability	637	-
Other long-term liabilities	26,015	27,067
Total long-term liabilities	141,628	41,067
Total liabilities	216,093	91,031
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.10 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.10 par value; 30,000,000 shares authorized; 10,311,273 and 10,040,029 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	1,031	1,004
Capital in excess of par value	56,435	54,138
Retained earnings	81,157	73,734
Accumulated other comprehensive loss, net of taxes	(21,409)	(21,691)
Total stockholders' equity	117,214	107,185
Total liabilities and stockholders' equity	$333,307	$198,216

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
 (dollars in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenue	$96,379	$68,420	$234,375	$202,312
Cost of revenue	78,941	57,630	195,746	170,568
Gross profit on revenue	17,438	10,790	38,629	31,744

Selling, general and administrative expenses	7,041	5,197	19,519	16,233
Amortization of intangible assets	1,553	385	2,301	1,156
Operating income	8,844	5,208	16,809	14,355
Interest expense, net	(3,027)	(339)	(4,047)	(1,082)
Other income (expense), net	(157)	151	6	234
Income from continuing operations before provision for income taxes	5,660	5,020	12,768	13,507
Provision for income taxes	2,382	2,014	5,345	5,185
Income from continuing operations	3,278	3,006	7,423	8,322
Income from discontinued operations, net of tax	-	87	-	392
Net income	$3,278	$3,093	$7,423	$8,714

Earnings per common share
Basic
Income from continuing operations	$0.32	$0.30	$0.74	$0.84
Income from discontinued operations	-	0.01	-	0.04
Net income	$0.32	$0.31	$0.74	$0.88
Diluted
Income from continuing operations	$0.32	$0.30	$0.73	$0.83
Income from discontinued operations	-	0.01	-	0.04
Net income	$0.32	$0.31	$0.73	$0.87

Weighted average shares outstanding
Basic	10,244,868	9,937,470	10,060,585	9,879,905
Diluted	10,314,413	10,060,980	10,205,603	10,057,211

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (unaudited)
 (in thousands)

	Common Stock Shares	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at June 30, 2011	10,315	$1,031	$56,278	$(21,409)	$77,879	$113,779
Comprehensive income:
Net income	-	-	-	-	3,278	3,278
Comprehensive income						3,278
Issuance of restricted stock	4	-	-	-	-	-
Forfeiture of restricted stock	(4)	-	-	-	-	-
Release of restricted stock	(4)	-	(37)	-	-	(37)
Share-based compensation	-	-	192	-	-	192
Tax benefit from stock plan transactions	-	-	2	-	-	2
Balance at September 30, 2011	10,311	$1,031	$56,435	$(21,409)	$81,157	$117,214

	Common Stock Shares	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at June 30, 2010	10,018	$1,002	$53,789	$(20,508)	$66,650	$100,933
Comprehensive income:
Net income	-	-	-	-	3,093	3,093
Other comprehensive income, net of tax:
Changes in unrealized loss on derivative instruments	-	-	-	(2)	-	(2)
Comprehensive income						3,091
Issuance of common stock through stock plan transactions	26	2	227	-	-	229
Issuance of restricted stock	3	-	-	-	-	-
Forfeiture of restricted stock	(3)	-	-	-	-	-
Release of restricted stock	(4)	-	(41)	-	-	(41)
Share-based compensation	-	-	189	-	-	189
Tax benefit from stock plan transactions	-	-	(4)	-	-	(4)
Balance at September 30, 2010	10,040	$1,004	$54,160	$(20,510)	$69,743	$104,397

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (unaudited)
 (in thousands)

	Common Stock Shares	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 31, 2010	10,040	$1,004	$54,138	$(21,691)	$73,734	$107,185
Comprehensive income:
Net income	-	-	-	-	7,423	7,423
Other comprehensive income, net of tax:
Settlement of derivative instruments	-	-	-	282	-	282
Comprehensive income						7,705
Issuance of common stock through stock plan transactions, net	268	26	1,687	-	-	1,713
Issuance of restricted stock	50	5	(5)	-	-	-
Repurchased shares	(21)	(2)	(308)	-	-	(310)
Forfeiture of restricted stock	(13)	(1)	1	-	-	-
Release of restricted stock	(13)	(1)	(176)	-	-	(177)
Share-based compensation	-	-	521	-	-	521
Tax benefit from stock plan transactions	-	-	577	-	-	577
Balance at September 30, 2011	10,311	$1,031	$56,435	$(21,409)	$81,157	$117,214

	Common Stock Shares	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 31, 2009	9,923	$992	$52,580	$(20,505)	$61,029	$94,096
Comprehensive income:
Net income	-	-	-	-	8,714	8,714
Other comprehensive income, net of tax:
Changes in unrealized loss on derivative instruments	-	-	-	(5)	-	(5)
Comprehensive income						8,709
Issuance of common stock through stock plan transactions	124	12	1,078	-	-	1,090
Issuance of restricted stock	28	3	(3)	-	-	-
Forfeiture of restricted stock	(16)	(1)	1	-	-	-
Release of restricted stock	(19)	(2)	(209)	-	-	(211)
Share-based compensation	-	-	553	-	-	553
Tax benefit from stock plan transactions	-	-	160	-	-	160
Balance at September 30, 2010	10,040	$1,004	$54,160	$(20,510)	$69,743	$104,397

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(dollars in thousands)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net income	$7,423	$8,714
Income from discontinued operations, net of tax	-	392
Income from continuing operations	7,423	8,322
Adjustments to reconcile net cash provided by operating activities:
Depreciation	2,774	2,660
Amortization of intangible assets	2,301	1,156
Share-based compensation	521	553
Investment income from equity interest	(105)	(142)
Tax benefit from stock plan transactions	(577)	(160)
Loss on extinguishment of debt	193	-
Settlement of derivative instrument	340	-
Deferred income taxes	1,405	(6,456)
Other	61	(381)
Change in operating assets and liabilities:
Contract receivables, net	(4,525)	20,498
Prepaid expenses and other current assets	752	2,737
Accounts payable	4,748	1,841
Accrued compensation and employee benefits	568	(1,300)
Other accrued expenses	1,313	5,570
Other long-term liabilities	(2,914)	(3,427)
Net cash provided by continuing operations	14,278	31,471
Net cash used in discontinued operations	-	(161)
Net cash provided by operating activities	14,278	31,310
Cash flows from investing activities:
Purchase of business, net of cash acquired	(143,973)	-
Additions to property and equipment	(1,525)	(4,266)
Proceeds from sale of business, net of cash acquired	-	1,750
Proceeds from sale of investments and long-lived assets	21	19
Dividends from equity investment	84	139
Increase in other assets	61	330
Net cash used in continuing operations	(145,332)	(2,028)
Net cash used in discontinued operations	-	(75)
Net cash used in investing activities	(145,332)	(2,103)
Cash flow from financing activities:
Proceeds from loan agreements, net	144,021	-
Repayments under previous term loan	(22,000)	(6,000)
Repayments under new term loan	(17,750)	-
Borrowings under revolving credit agreement	-	34,156
Repayments under revolving credit agreement	-	(36,129)
Payments of deferred financing cost	(1,943)	-
Proceeds from the exercise of stock plan transactions	1,713	1,090
Payments of repurchased shares	(310)	-
Tax benefit from stock plan transactions	577	160
Net cash provided by (used in) financing activities	104,308	(6,723)
Net increase (decrease) in cash and cash equivalents	(26,746)	22,484
Cash and cash equivalents, beginning of period	30,163	55
Cash and cash equivalents, end of period	$3,417	$22,539

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

In the opinion of management, all material adjustments that are of a normal and recurring nature necessary for a fair presentation of the results for the periods presented have been reflected. All material intercompany transactions and balances have been eliminated in consolidation. The results for the three and nine months ended September 30, 2011 may not be indicative of the results that may be expected for the year ending December 31, 2011. The accompanying financial information should be read in conjunction with the consolidated financial statements and notes contained in the Company’s Form 10-K, filed with the United States Securities and Exchange Commission (“SEC”) for the year ended December 31, 2010.

NOTE 2.  RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, the Financial Accounting Standard Board (“FASB”) issued ASU No. 2011-08, which updates the guidance in ASC Topic 350, Intangibles – Goodwill & Other. The amendments in ASU 2011-08 permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. Under the amendments in ASU 2011-08, an entity is no longer permitted to carry forward its detailed calculation of a reporting unit's fair value from a prior year as previously permitted under ASC Topic 350. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. ASU 2011-08 is not expected to have a material impact on the Company's financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. On October 21, 2011, the FASB decided to propose a deferral of the new requirement to present reclassifications of other comprehensive income on the face of the income statement. Companies would still be required to adopt the other requirements contained in the new accounting standard for the presentation of comprehensive income. ASU 2011-05 will be effective for the Company beginning after December 15, 2011. The adoption of ASU 2011-05 is presentation and disclosure related and therefore will not have an effect on the Company’s operating results or financial position.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 clarifies some existing concepts, eliminates wording differences between United States generally accepted accounting principles (“U.S. GAAP”) and International Financial Reporting Standards (“IFRS”), and in some limited cases, changes some principles to achieve convergence between U.S. GAAP and IFRS. ASU 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 will be effective for the Company beginning after December 15, 2011. The adoption of ASU 2011-04 is presentation and disclosure related and therefore will not have an effect on the Company’s operating results or financial position.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)

NOTE 3.  BUSINESS ACQUISITION

On June 30, 2011, the Company completed the merger for 100% of the outstanding shares of High Performance Technologies, Inc. ("HPTi") for $143 million in cash plus net working capital of $1.0 million.  HPTi is a leading provider of high-end technology services to the federal healthcare and military technology markets. The merger strengthens and expands the Company’s market presence as a provider of high-end services and solutions in the federal market.

The purchase price and preliminary purchase price allocation associated with the HPTi merger are as follows:

Cash consideration	$143,000
Working capital adjustment	2,063
Less: Cash acquired	(1,090)
Purchase price, net of cash acquired	$143,973

Current assets, net of cash acquired	$22,616
Property and equipment	2,272
Other noncurrent assets	47
Current liabilities	(14,216)
Goodwill and other intangible assets	133,254
Total purchase price allocation	$143,973

		Weighted
		average
		amortization
		life (years)
Customer relationships	$12,700	8.5
Contractual backlog	6,700	6.5
Trade name	600	1.5
Goodwill	113,254	-
Total goodwill and other intangible assets	$133,254

The fair value of the working capital adjustments and acquired identifiable intangible assets from the HPTi merger is provisional pending completion of the final valuations for those assets. The fair value and gross contractual amount of contract receivables acquired from the HPTi merger was $21.8 million, of which substantially all is expected to be collected.

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

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenue	$96,379	$93,520	$287,942	$268,066
Operating income	$8,844	$7,115	$23,210	$16,052
Income from continuing operations	$3,278	$2,508	$8,270	$4,467
Net income	$3,278	$2,595	$8,270	$4,859

Income from continuing operations:
Basic	$0.32	$0.25	$0.82	$0.45
Diluted	$0.32	$0.25	$0.81	$0.44

Net income
Basic	$0.32	$0.26	$0.82	$0.49
Diluted	$0.32	$0.26	$0.81	$0.48

NOTE 4. DISCONTINUED OPERATIONS

During the third quarter of 2010, the Company sold its Metrigraphics business division, which was previously classified as held for sale and was presented as a discontinued operation at December 31, 2009.  Consideration from the sale was $2.5 million, which consisted of $1.75 million in cash and $0.75 million in the form of a subordinated note.  Interest on the subordinated note is payable quarterly and the repayment of principal is due in full on July 20, 2012, the maturity date of the subordinated note.

The operating results of Metrigraphics classified as discontinued operations are summarized below:

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Product revenue	$386	$4,790

Income (loss) before benefit for income taxes	$236	$806
(Provision) benefit for income taxes	(93)	(322)
Income (loss) from operations of discontinued operations, net of tax	143	484
Loss on sale of discontinued operations, net of tax benefit of $25	(56)	(92)
Income from discontinued operations, net of tax	$87	$392

NOTE 5. SUPPLEMENTAL BALANCE SHEET INFORMATION

The composition of selected balance sheet accounts are as follows:

	September 30, 2011	December 31, 2010
Contract receivables, net
Billed receivables	$29,638	$17,123
Unbilled receivables(1):
Revenues recorded in excess of milestone billings on fixed price contract with state and local government agencies	7,347	5,353
Retainages and fee withholdings	426	394
Other unbilled receivables	37,887	26,045
Total unbilled receivables	45,660	31,792
Allowance for doubtful accounts	(567)	(521)
Contract receivables, net	$74,731	$48,394

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)

	September 30, 2011	December 31, 2010
Prepaid expenses and other current assets:
Restricted cash	$241	$350
Other	3,484	2,574
Prepaid expenses and other current assets	$3,725	$2,924

Property and equipment, net:
Software	$11,321	$10,834
Furniture and other equipment	10,592	8,998
Leasehold improvements	10,661	7,104
Property and equipment	32,574	26,936
Less accumulated depreciation	(16,581)	(14,717)
Property and equipment, net	$15,993	$12,219

Other noncurrent assets:
Deferred compensation plan investments	$1,307	$1,589
Equity investments	1,020	999
Other	1,987	1,169
Other noncurrent assets	$4,314	$3,757

Accrued compensation and employee benefits:
Accrued compensation and related taxes	$12,081	$8,487
Accrued vacation	6,767	4,008
Accrued pension liability	2,951	4,000
Other	3,948	1,551
Accrued compensation and employee benefits	$25,747	$18,046

Other accrued expenses:
Accrued income taxes	$1,176	$390
Deferred gain on sale of building	676	676
Deferred rent liability	698	591
Other	3,491	2,960
Other accrued expenses	$6,041	$4,617

Other long-term liabilities:
Accrued pension liability	$14,066	$16,694
Deferred rent liability	6,888	4,185
Deferred gain on sale of building	2,198	2,705
Deferred compensation plan liability	1,307	1,589
Other	1,556	1,894
Other long-term liabilities	$26,015	$27,067

(1)
At September 30, 2011 and December 31, 2010, unbilled retainages and fee withholdings of $0.4 million and $0.3 million were not anticipated to be billed within one year. Additionally, at December 31, 2010, $1.0 million of the other unbilled receivable balances are not scheduled to be invoiced within one year.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

At September 30, 2011, the Company’s goodwill totaled $210.9 million.  The Company’s annual goodwill impairment test is conducted at November 30 of each calendar year and interim evaluations are performed when the Company determines that a triggering event has occurred that would more likely than not reduce the fair value of its goodwill below its carrying value.  During the third quarter of 2011, due to a decline in the market price of the Company’s stock, the market capitalization of the Company was below the carrying value, which we considered a triggering event and therefore performed an interim impairment test.

The test was performed following the same methodology and weightings of the Company’s annual impairment evaluation, which is more fully described in our 2010 Form 10-K.  The Company’s quoted market price is the primary driver in the valuation testing since quoted market prices in active markets provide the best evidence of fair value.   Given recent market conditions, mainly increased industry and overall stock market volatility, the Company used a trailing thirty day average market price and a control premium consistent with industry specific transactions.    The control premium was based on the premium paid in transactions occurring in the past three years by acquirers of publicly traded companies who provide management and information technology services to the federal government, which are similar to the services provided by the Company.  The control premium may vary based upon business, industry and other market conditions.

Based on the testing performed, management determined that the Company’s fair value exceeded the carrying value of its equity by approximately 25% as of September 30, 2011 resulting in the Company passing Step 1.  Accordingly, the second step of the impairment testing was not required, and no impairment charges were recorded.

For the nine months ended September 30, 2011, the carrying amount of goodwill increased $113.3 million related to the merger of HPTi.

Components of the Company’s identifiable intangible assets are as follows:

At September 30, 2011:

	Cost	Accumulated Amortization	Net
Customer relationships	$14,600	$(904)	$13,696
Contractual backlog	6,700	(972)	5,728
Customer contracts	3,500	(3,195)	305
Non-competition agreements	1,400	(1,400)	-
Trade name	600	(97)	503
Total	$26,800	$(6,568)	$20,232

At December 31, 2010:

	Cost	Accumulated Amortization	Net
Customer relationships	$1,900	$(440)	$1,460
Customer contracts	3,500	(2,857)	643
Non-competition agreements	1,400	(970)	430
8(a) contract transition	130	(130)	-
Total	$6,930	$(4,397)	$2,533

The Company added $20.0 million of intangible assets during the second quarter of 2011 from the HPTi merger.  During the first quarter of 2011, the Company wrote-off $0.1 million of fully amortized intangible assets related to the 8(a) contract transition. The Company recorded amortization expense for its identifiable intangible assets of $1.6 million and $0.4 million for the three months ended September 30, 2011 and 2010, respectively, and $2.3 million and $1.2 million for the nine months then ended.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)

At September 30, 2011, estimated future amortization expense for the identifiable intangible assets to be recorded in subsequent fiscal years was as follows:

Remainder of 2011	$1,491
2012	$4,124
2013	$3,722
2014	$3,663
2015	$2,887
2016 and thereafter	$4,345

NOTE 7. INCOME TAXES

The Company recorded income tax provisions of $2.4 million and $2.0 million in the three months ended September 30, 2011 and 2010, respectively, and $5.3 million and $5.2 million, respectively, in the nine months then ended.  The effective income tax rate was 41.9% and 38.4% for the nine months of 2011 and 2010, respectively.  The Company recorded a refund of $0.3 million in the first quarter of 2010 related to 2003 tax deductions.  Absent the refund, the Company’s effective tax rate in the first nine months of 2010 was 40.3%.

As of September 30, 2011 the Company had $0.4 million of unrecognized tax benefits, of which $0.3 million would affect its effective tax rate if recognized. Accrued penalties and interest were $0.2 million at September 30, 2011 and December 31, 2010.

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

NOTE 8. FINANCING ARRANGEMENTS

On June 30, 2011, the Company entered into a new secured credit agreement (“new credit agreement”) with a $110 million five-year senior term loan (“new term loan”) and a $20 million revolving loan (“new revolver”), and entered into a $40 million unsecured subordinated loan agreement (“subordinated loan”) with a six-year term.  The new credit agreement replaces the Company’s previous credit agreement and is led by Bank of America and includes SunTrust Bank and PNC Bank as lead arrangers.  The financing of the subordinated loan was provided by Ares Mezzanine Partners, L.P.  The new credit agreement is secured by substantially all of the Company’s assets.

The new senior term loan requires quarterly principal payments of $2.8 million, effective September 30, 2011 and increases to $3.5 million beginning September 30, 2012 and $4.1 million beginning September 30, 2013 with the remaining principal due on June 30, 2016, the maturity of the new credit agreement. The Company is also required to make additional principal payments on the new senior term loan based on certain events, if any, such as excess cash flow payments (commencing for the year ended December 31, 2012), proceeds from disposition of assets, equity issuances, debt issuances and extraordinary receipts.  The Company may prepay principal on the new senior term loan without penalty and prepaid $15.0 million of the senior term loan in the third quarter of 2011.

The Company has the option of selecting an interest rate for the new senior term loan and new revolver equal to either: (a) the then applicable LIBOR rate plus 3.00% to 4.00% per annum, depending on the Company’s most recently reported leverage ratio of total debt-to-EBITDA (currently 4.0 to 1.0); or (b) the base rate as announced

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)

from time to time by the administrative agent plus 2.00% to 3.00% per annum, depending on the Company’s most recently reported leverage ratio debt-to-EBITDA (currently 3.0 to 1.0). For those portions of the new senior term loan and new revolver accruing at the LIBOR rate, the Company has the option of selecting interest periods of 30, 60, 90 or 180 days.

The outstanding principal amount on the subordinated loan is due and payable on June 30, 2017, the maturity of the loan.  A prepayment penalty will be imposed if any of the principal amount is paid on or before June 30, 2016.  The interest rate on the subordinated loan is 13% per annum and is paid quarterly, the first payment of which was made on September 30, 2011.  At the Company’s option, the amount of interest due representing up to 1% of the 13% may be used to increase the outstanding subordinated loan balance in lieu of cash payment, which the Company has not elected to date.

On an ongoing basis, both agreements require the Company to meet financial covenants, including maintaining a minimum net worth and cash flow and debt coverage ratios. The covenants also limit the Company’s ability to incur additional debt, pay dividends, purchase capital assets, sell or dispose of assets, make additional acquisitions or investments, or enter into new leases, among other restrictions. In addition, the agreements provide that payment of all unpaid principal and all accrued and unpaid interest may be accelerated upon the occurrence and continuance of certain events of default.  At September 30, 2011, the Company was in compliance with its loan covenants.

The terms of the agreements are more fully described in the Credit Agreement and the Senior Subordinated Loan Agreement, both dated June 30, 2011, filed as Exhibit 10.1 and Exhibit 10.3, respectively, to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2011.

The Company used the entire proceeds of the new senior term loan and subordinated loan to fund the merger of HPTi and pay off the remaining $20 million balance on the Company’s previous term loan.  The Company paid $6.0 million in loan origination fees and $1.9 million in deferred financing costs associated with the new financing arrangements.  The loan origination fees and deferred financing costs will be amortized over the maturity of the loan agreements and were recorded as a contra account in long-term debt and other noncurrent assets, respectively.

Additionally, the Company incurred a charge of $0.3 million for the termination of the interest rate swap that was tied to its previous term loan, and $0.2 million for the write-off of deferred financing costs associated with our previous credit facility, which was accounted for as an extinguishment of debt.  The combined total charge of $0.5 million was recorded as interest expense.

The Company’s outstanding debt consisted of the following:

		Senior
	Term	Term		Subordinated
	Loan	Loan		Debt	Total
Balance at December 31, 2010	$22,000	$-		$-	$22,000
Additions	-	110,000		40,000	150,000
Scheduled repayments	(2,000)	(2,750)		-	(4,750)
Prepayments	(20,000)	(15,000)		-	(35,000)
Total debt at September 30, 2011	-	92,250		40,000	132,250
Unamortized loan origination fees	-	(4,244)		(1,342)	(5,586)
	-	88,006		38,658	126,664
Less: Current portion of long-term debt	-	(11,688)		-	(11,688)
Long term debt, net of current portion	$-	$76,318		$38,658	$114,976

Interest rate at December 31, 2010	1.79%	-		-	1.79%
Weighted average interest rate at September 30, 2011	-	4.43%	(1)	13.00%	7.02%

(1)
The weighted average interest rate at September 30, 2011 for the senior term loan includes the effect of the interest rate swap agreement the Company entered into effective September 30, 2011.  See Note 9 for additional information.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)

At September 30, 2011, the remaining available balance to borrow against the new revolver was $19.1 million.  Contractual principal payments are due as follows:

Remainder of 2011	$2,750
2012	$12,375
2013	$15,125
2014	$16,500
2015	$16,500
2016 and thereafter	$69,000

NOTE 9. DERIVATIVE FINANCIAL INSTRUMENTS

Effective September 30, 2011, the Company entered into an interest rate swap agreement with an initial notional amount of $40.0 million of the new term loan to manage its exposure to interest rate changes.  The swap effectively converts a portion of the Company’s variable rate debt under the new term loan to a fixed rate for a period of two years and without exchanging the notional principal amounts.

Under this agreement, the Company receives a floating rate based on the 90-day LIBOR rate and pays a fixed rate of 4.68% (including the applicable margin of 4.00%) on the outstanding notional amount. The swap fixed rate was structured to mirror the payment terms of the term loan.  The fair value of the swap at inception was zero.  It is not expected that any gains or losses will be reported in the statement of operations during the term of the agreement as the swap is expected to be highly effective through its maturity based on the matching terms of the swap and facility agreements.  The interest rate swap agreement matures on September 30, 2013.

If, at any time, the swap is determined to be ineffective, in whole or in part, due to changes in the interest rate swap or underlying debt agreements, the fair value of the portion of the swap determined to be ineffective will be recognized as a gain or loss in the statement of operations for the applicable period.

During the second quarter of 2011, the Company incurred a charge of $0.3 million for the termination of an interest rate swap that was tied to our previous term loan.  Under the previous interest rate swap agreement, the Company received a floating rate based on the 90-day LIBOR rate and paid a fixed rate of 5.10% (including the applicable margin of 1.5%) on the outstanding notional amount.   The fair value of the swap at December 31, 2010 was $0.5 million and was recorded in other long-term liabilities and was designated as a cash flow hedge.

The amount recognized in other comprehensive income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Gain (loss) recognized in other comprehensive income, net of tax	$-	$(2)	$282	$(5)

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)

NOTE 10. FAIR VALUE MEASUREMENTS

The following tables present our assets and liabilities that are measured at fair value on a recurring basis:

At September 30, 2011:

	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Rabbi Trusts	Other noncurrent assets	$1,307	$-	$-	$1,307

At December 31, 2010:

	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Rabbi Trusts	Other noncurrent assets	$1,589	$-	$-	$1,589

Liabilities:
Interest rate swap	Other long-term liabilities	$-	$467	$-	$467

The following is a description of the valuation methodologies used for these items, as well as the general classification of such items:

Investments Held in Rabbi Trusts — The investments include exchange-traded equity securities and mutual funds. Fair values for these investments were based on quoted prices in active markets and were classified within Level 1 of the fair value hierarchy.

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

NOTE 11. DEFINED BENEFIT PENSION PLAN

The components of net periodic pension expense for the Company’s defined benefit pension plan are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest cost on projected benefit obligation	$1,030	$1,056	$3,090	$3,163
Expected return on plan assets	(1,275)	(1,129)	(3,825)	(3,345)
Recognized actuarial loss	303	274	908	824
Net periodic pension expense	$58	$201	$173	$642

During the first nine months of 2011, the Company contributed $3.9 million to fund the pension plan.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)

NOTE 12. SHARE-BASED COMPENSATION

Share-Based Compensation Costs

Total share-based compensation recorded in the Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Cost of products and services	$116	$86	$302	$261
Selling, general and administrative	76	103	219	292
Total share-based compensation expense	$192	$189	$521	$553

Stock Option Award Activity

The following table summarizes stock option activity under all plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	472,490	$10.23	1.5	$1,688
Granted	-	$-
Exercised	(377,000)	$8.96
Cancelled	(3,250)	$19.67
Outstanding at September 30, 2011	92,240	$15.06	5.0	$-

Exercisable at December 31, 2010	432,490	$9.94	0.7	$1,684
Exercisable at September 30, 2011	62,240	$15.86	3.1	$-

As of September 30, 2011 the total unrecognized compensation cost related to stock option awards was $0.1 million which is expected to be amortized over approximately 1.8 years.

Cash proceeds received, the intrinsic value and the total tax benefits realized resulting from stock option exercises were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Cash proceeds received	$-	$139	$1,541	$808
Intrinsic value realized	$-	$21	$2,415	$419
Income tax benefit realized	$-	$-	$846	$133

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)

Restricted Stock Award Activity

The following table summarizes restricted stock activity:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2010	98,755	$9.57
Granted	49,500	$14.35
Vested	(51,109)	$9.59
Cancelled	(13,067)	$12.90
Nonvested at September 30, 2011	84,079	$11.86

The total fair value of restricted shares vested during the nine months ended September 30, 2011 and 2010 was $0.5 million and $0.7 million, respectively. As of September 30, 2011, the total unrecognized compensation cost related to restricted stock awards was $0.8 million, which is expected to be amortized over a weighted-average period of 2.1 years.

NOTE 13. EARNINGS PER SHARE

For the three and nine months ended September 30, 2011 and 2010, basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Unexercised stock options and unvested restricted shares are excluded from this calculation but are included in the diluted earnings per share calculation using the treasury stock method so long as their effect is not anti-dilutive.

For the three and nine months ended September 30, 2011 and 2010, diluted earnings per share are determined by using the weighted average number of common and dilutive common equivalent shares outstanding during the period.  Due to the anti-dilutive effect, approximately 105,400 and 86,200 stock options and restricted shares were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2011, respectively, and 90,000 stock options for the three and nine months ended September 30, 2010 were excluded.

The following table illustrates the reconciliation of the weighted average shares outstanding:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Weighted average shares outstanding - Basic	10,244,868	9,937,470	10,060,585	9,879,905
Diluted effect of stock options and restricted stock grants	69,545	123,510	145,018	177,306
Weighted average shares outstanding - Diluted	10,314,413	10,060,980	10,205,603	10,057,211

NOTE 14. BUSINESS SEGMENT, MAJOR CUSTOMERS AND RELATED PARTY INFORMATION

Business Segment

The Company has concluded that it operates in one segment based upon the information used by management in evaluating the performance of its business and allocating resources and capital.

Major Customers

No individual customer accounted for more than 10% of revenue in the three months ended September 30, 2011 and 2010 and no individual customer accounted for more than 10% of total contract receivables at September 30, 2011 and December 31, 2010.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)

Related Party

The Company has a 40% interest in HMRTech which is accounted for using the equity method.  Revenues from HMRTech for the three and nine months ended September 30, 2011 and 2010 and amounts due from HMRTech at September 30, 2011 and December 31, 2010 were immaterial.  In addition, HMRTech charged the Company for contract work of $0.5 million and $0.4 million in the three months ended September 30, 2011 and 2010, respectively, and $1.4 million for the nine months then ended September 30, 2011 and 2010.  At September 30, 2011 and December 31, 2010, the Company had a related payable of $0.3 million.

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

On June 28, 2005, a class action employee suit was filed in the U.S. District Court for the District of Massachusetts alleging violations of the Fair Labor Standards Act and certain provisions of Massachusetts General Laws. In July 2010, the Company and the plaintiffs agreed upon principal terms of settlement, the cost of which was accrued on the balance sheet as of September 30, 2010. In October 2010, the Company received an executed settlement agreement by the plaintiffs. The District Court reviewed the settlement and on March 4, 2011 approved the settlement. The District Court thirty day appeal period for challenges to the settlement expired on April 4, 2011, with no appeals filed. The parties have proceeded to implement the terms of the class action settlement.

Issuances of our securities are subject to federal and state securities laws, and certain holders of common stock issued by us may be entitled to rescind their purchases. Approximately 148,000 shares issued through the Company's employee stock purchase plan between July 2007 and May 2011, at purchase prices ranging from $ 6.63 to $14.12 per share, were not registered under the federal securities law.  The Company intends to offer to repurchase the approximately 119,000 shares that continue to be held by the original purchasers.  The cost to repurchase these shares would have exceeded market value by $0.2 million based on the September 30, 2011 stock price.

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

Some of the statements in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere in this Quarterly Report on Form 10-Q, contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, regarding future events and the future results of DRC that are based on our current expectations, estimates, forecasts, and projections about the industries in which DRC operates and the beliefs and assumptions of the management of DRC.  Words such as “anticipates”, “believes”, “estimates”, “expects”, “intends”, “plans”, “projects”, “may”, “will”, “should”, and other similar expressions are intended to identify these forward-looking statements.  Such statements are subject to factors that could cause actual results to differ materially from anticipated results.  Such factors include but are not limited to, the following:

•	Our dependency on the Federal government and changes in federal spending priorities;
•	A shift in pricing structure for government contracts;
•	An increased focus on the elimination of overhead within the Department of Defense;
•	Failure to obtain new government contracts or retain existing contracts;
•	The effect of Federal government in-sourcing on our business;
•	The loss of skilled personnel;
•	The risk of security breaches in systems we develop, install or maintain for customers or Company use;
•	Failure by Congress to timely approve budgets governing spending by Federal agencies;
•	Risks due to government contract provisions providing for rights unfavorable to us, including the ability to terminate contracts at any time for convenience;
•	Potential systems or service failures that could result in liability to our Company;
•	Failure to obtain or maintain necessary security clearances;
•	Risks associated with various, complex Federal government procurement laws and regulations;
•	Adverse effects in the event of an unfavorable Federal audit of our contracts;
•	Failure to adequately safeguard confidential information;
•	An adverse outcome related to ongoing legal proceedings;
•	Competitive conditions in current markets and difficulties in entering new markets;
•	Our ability to maintain sufficient sources of financing and the risk that our financing requirements should increase;
•	Acquired operations, including High Performance Technologies, Inc (“HPTi”) may perform at levels below our financial expectations, or we may be unable to successfully integrate acquired operations;
•	Our substantial investment in goodwill may become impaired requiring write downs, which could significantly reduce operating income; and
•	Risk of rescission of certain shares common stock issued through the Company's employee stock purchase plan

These and other risk factors are more fully described in our Annual Report on Form 10-K for the year ended December 31, 2010 under the section entitled “Risk Factors”, as well as in Item 1A of Part II of this Form 10-Q, and from time to time, in other filings with the SEC.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document.  Actual results may differ materially and adversely from those expressed in any forward-looking statements.  Except to the extent required by applicable law or regulation, DRC undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

Unless the context otherwise requires, references in this Form 10-Q to “DRC”, “we”, “us” or “our” refer to Dynamics Research Corporation and its subsidiaries.

OVERVIEW

Dynamics Research Corporation, with corporate headquarters in Andover, Massachusetts and operating headquarters in Arlington, Virginia, is a leading provider of innovative management consulting, engineering, and information technology services and solutions to federal and state governments.

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

Notwithstanding the strength of our market position and capabilities the Company has been impacted by and expects to continue to experience the effects of federal government cost cutting and budget management initiatives, including, in-sourcing, program delays and terminations, slowness in contract awards, incremental funding, small business set asides, and intensified price competition.

On June 30, 2011, we completed a merger with HPTi for $143.0 million in cash.  HPTi is a leading provider of high-end technology services to the federal government, primarily in the healthcare and military technology markets. The merger strengthens and expands DRC’s market presence as a provider of high-end services and solutions in the federal market.

HPTi revenues were $19.7 million, $21.0 million, $25.1 million and $24.7 million for the three month periods ended March 31, 2010, June 30, 2010, September 30, 2010 and December 31, 2010, respectively.  With $90.5 million in 2010 revenue, the merger with HPTi will have significant impacts on our financial statements going forward, including significantly higher revenues, costs, amortization expense, interest expense, assets, liabilities and debt.  See Notes 3, 6 and 8 to the financial statements In Item 1 of Part I of this Form 10-Q for additional information.

RESULTS OF OPERATIONS

Operating results expressed as a percentage of total revenue are as follows:

	Three Months Ended September 30,
(in millions)	2011		2010
Revenue	$96.4		$68.4
Gross profit	$17.4	18.1%	$10.8	15.8%
Selling, general and administrative	7.0	7.3%	5.2	7.6%
Amortization of intangible assets	1.6	1.6%	0.4	0.6%
Operating income (1)	8.8	9.2%	5.2	7.6%
Interest expense, net	(3.0)	(3.1)%	(0.3)	(0.5)%
Other income (expense), net	(0.2)	(0.2)%	0.2	0.2%
Provision for income taxes (2)	2.4	42.1%	2.0	40.1%
Effect of discontinued operations, net of taxes	-	0.0%	0.1	0.1%
Net income (1)	$3.3	3.4%	$3.1	4.5%

	Nine Months Ended September 30,
(in millions)	2011		2010
Revenue	$234.4		$202.3
Gross profit	$38.6	16.5%	$31.7	15.7%
Selling, general and administrative	19.5	8.3%	16.2	8.0%
Amortization of intangible assets	2.3	1.0%	1.2	0.6%
Operating income (1)	16.8	7.2%	14.4	7.1%
Interest expense, net	(4.0)	(1.7)%	(1.1)	(0.5)%
Other income, net	0.0	0.0%	0.2	0.1%
Provision for income taxes (2)	5.3	41.9%	5.2	38.4%
Effect of discontinued operations, net of taxes	-	0.0%	0.4	0.2%
Net income (1)	$7.4	3.2%	$8.7	4.3%

(1)	Totals may not add due to rounding.

(2)	The percentage of provision for income taxes relates to a percentage of income from continuing operations before income taxes.

Revenues

We reported total revenue of $96.4 million and $68.4 million in the three months ended September 30, 2011 and 2010, respectively. Total revenues for the third quarter of 2011 represent an increase of $28.0 million, or 40.9%, from the same period in 2010.  Total revenue for the nine months ended September 30, 2011 and 2010 were $234.4 million and $202.3 million, respectively, an increase of $32.1 million, or 15.8%.

Revenue growth on a pro forma basis for the third quarter of 2011 and first nine months of 2011 was 3.1% and 7.4%, respectively.  The pro forma revenue growth rate for the third quarter of 2011 was calculated by including HPTi’s third quarter 2010 revenue of $25.1 in the base period.  The pro forma revenue growth rate for the first nine months of 2011 was calculated by including HPTi’s first nine months of 2010 revenue of $65.8 million in the base period and included HPTi’s first half of 2011 revenue of $53.6 million in the current period.

Revenues were earned from the following sectors:

	Three Months Ended September 30,
(in millions)	2011		2010
National defense and intelligence agencies	$59.5	61.7%	$45.5	66.4%
Homeland security	13.0	13.5	13.5	19.8
Federal civilian agencies	20.1	20.9	5.4	7.9
Total revenue from federal agencies (1)	92.6	96.1	64.4	94.2
State and local government agencies	3.8	3.9	4.0	5.8
Total revenue (1)	$96.4	100.0%	$68.4	100.0%

	Nine Months Ended September 30,
(in millions)	2011		2010
National defense and intelligence agencies	$154.8	66.0%	$130.4	64.4%
Homeland security	36.6	15.6	39.7	19.6
Federal civilian agencies	31.7	13.5	17.6	8.7
Total revenue from federal agencies (1)	223.1	95.2	187.6	92.7
State and local government agencies	11.3	4.8	14.7	7.2
Total revenue (1)	$234.4	100.0%	$202.3	100.0%

(1)	Totals may not add due to rounding.

The federal agencies growth rate for the third quarter of 2011 and first nine months of 2011 was 43.7% and 18.9%, compared to the respective periods from 2010.  The increase in our revenues from federal agencies in the third quarter of 2011 was primarily due to added revenue from the HPTi merger and contracts awarded to us in 2010 in our healthcare and intelligence target growth markets.  This increase was partially offset by the loss of 81 and 36 employees in-sourced in 2010 and the first nine months of 2011, respectively.  We anticipate an abatement of Department of Defense in-sourcing activities going forward.

Revenues from state and local government agencies declined in the third quarter of 2011 compared to the same period in 2010 due to the deployment of the State of Tennessee child welfare system contract in September 2010.  Revenues from our State of Tennessee contract were $0.1 million and $0.6 million in the third quarter of 2011 and 2010, respectively, and $0.6 million and $5.0 million, respectively, in the first nine months then ended.

Revenues by contract type as a percentage of revenues were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Fixed price, including service type contracts	46%	45%	48%	45%
Time and materials	33	34	31	34
Cost reimbursable	21	21	21	21
	100%	100%	100%	100%

Prime contract	82%	73%	78%	72%
Sub-contract	18	27	22	28
	100%	100%	100%	100%

Backlog and Bookings

Our backlog position was as follows:

(in millions)	September 30, 2011	December 31, 2010
Backlog:
Funded	$214.0	$133.5
Unfunded	627.0	267.4
Total backlog	$841.0	$400.9

As of June 30, 2011, HPTi’s funded and total backlog was $60.2 million and $478.8 million, respectively.

We expect that substantially all of our funded backlog at September 30, 2011 will generate revenue during the subsequent twelve month period. The funded backlog generally is subject to possible termination at the convenience of the contracting party. Contracts are typically funded on an annual basis or incrementally for shorter time periods.

The funded backlog as of September 30, 2011 and December 31, 2010 covered approximately 6.7 months and 5.7 months of revenue, respectively. Funded bookings were $160.9 million and $46.6 million in the three-month period ended September 30, 2011 and December 31, 2010, respectively, and generated a book-to-bill ratio of approximately 1.7 to 1 and 0.7 to 1 for each respective period.

Gross Profit

Total gross profit was $17.4 million and $10.8 million for the third quarter of 2011 and 2010, respectively, resulting in a gross margin of 18.1% and 15.8%, respectively.  For the first nine months of 2011 and 2010, gross profit was $38.6 million and $31.7 million, respectively, resulting in a gross margin of 16.5% and 15.7%, respectively.  The increase in gross profit was primarily a result of the inclusion of HPTi in the Company’s results.  In the third quarter, the gross margin increased 2.3 points over the same period a year ago due to the inclusion of HPTi’s higher margin revenue in the Company’s results.

Selling, general and administrative expenses

Selling, general and administrative expenses were $7.0 million and $5.2 million in the third quarter of 2011 and 2010, respectively, and $19.5 million and $16.2 million, respectively, in the first nine months then ended. Selling, general and administrative expenses as a percent of total revenue in the third quarter of 2011 and 2010 were 7.3% and 7.6%, respectively, and 8.3% and 8.0% in the first nine months then ended. The increase in selling, general and administrative expenses was primarily due to added costs from HPTi.  Selling, general and administrative expenses in the second quarter of 2011 included transaction-related costs of $1.7 million.

Goodwill and amortization of intangible assets

During the third quarter of 2011, due to a decline in the market price of the Company’s stock, the market capitalization of the Company was below the carrying value, which we considered a triggering event and therefore performed an interim impairment test.  Based on the testing performed, management determined that the Company’s fair value exceeded the carrying value of its equity by approximately 25% as of September 30, 2011 resulting in the Company passing Step 1.  Accordingly, the second step of the impairment testing was not required, and no impairment charges were recorded.  See Note 6 in Part I, Item 1 and Risk Factors in Part II, Item 1A of this Form 10-Q for additional information.

Amortization expense was $1.6 million and $0.4 million in the third quarter of 2011 and 2010, respectively, and $2.3 million and $1.2 million, respectively, in the first nine months then ended.  It is anticipated that our amortization expense will increase significantly due to the acquisition of HPTi.  Amortization expense for the fourth quarter of 2011 is estimated to be $1.5 million.  For 2012, amortization expense is estimated to be $4.1 million.

Interest expense, net

Net interest expense was $3.0 million and $0.3 million in the third quarter of 2011 and 2010, respectively, and $4.0 million and $1.1 million, respectively, for the first nine months then ended.  The increase in interest expense was primarily due to the higher outstanding debt borrowings and interest rates, as well as the payoff of the interest rate swap and the write off of deferred financing costs totaling $0.5 million in the second quarter of 2011.

Other income (expense), net

Other income (expense) consists of our portion of earnings and losses in HMRTech, gains and losses realized from our deferred compensation plan and results from other non-operating transactions, all of which were immaterial to our results.

Income tax provision

We recorded income tax provisions of $2.4 million and $2.0 million in the third quarter of 2011 and 2010, respectively, and $5.3 million and $5.2 million, respectively, for the first nine months then ended.  The effective income tax rate was 41.9% and 38.4% in the first nine months of 2011 and 2010, respectively.  We recorded a tax refund of $0.3 million in the first quarter of 2010 related to 2003 tax deductions.  Absent the refund, the Company’s effective tax rate in the first nine months of 2010 was 40.3%.

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

We have evaluated our future liquidity needs, both from a short-term and long-term basis.  We believe we have sufficient funds to meet our working capital and capital expenditure needs for the short-term. Cash on hand plus cash generated from operations along with cash available under our credit lines are expected to be sufficient in 2011 and 2012 to service debt, finance capital expenditures, pay federal and state income taxes and fund the pension plan, if necessary. To provide for long-term liquidity, we believe we can generate substantial positive cash flow, as well as obtain additional capital, if necessary, from the use of debt or equity. In the event that our current capital resources are not sufficient to fund requirements, we believe our access to additional capital resources would be sufficient to meet our needs.

With the HPTi merger, we have utilized our access to capital resources to acquire a business that aligns with our growth strategy.  In the long-term, we believe that selective acquisitions are an important component of our growth strategy and we may acquire, from time to time, businesses or contracts that are aligned with our core capabilities and which complement our customer base.

At September 30, 2011 and December 31, 2010, we had cash and cash equivalents aggregating $3.4 million and $30.2 million, respectively.

Operating activities

The increase in net contract receivables for the nine months ended September 30, 2011 was $4.5 million.  Billed receivables represented $2.3 million and unbilled receivables represented $2.2 million of the total net contract receivables increase.

Contract receivable days sales outstanding (“DSO”) was 70 days at September 30, 2011 compared to 62 days at December 31, 2010.  Federal business DSO, which excludes the effect of our state contracts, was 63 days at September 30, 2011 compared to 55 days at December 31, 2010. The increase in contract receivables and DSO was a result of funding delays related to the continuing resolution of Congressional appropriations and delayed billing rate approval, which was received in February and impacted our ability to invoice and collect the corresponding receivables on cost type contracts.

Our net deferred tax liability was $3.4 million and $1.8 million at September 30, 2011 and December 31, 2010, respectively.  The increase in the deferred tax liability was primarily due to changes in employee share-based compensation and adjustments for pension liabilities and deferred compensation plans.  During the first nine months of 2011, we paid $2.5 million in income taxes and currently anticipate additional income tax payments of $1.3 million in the fourth quarter of 2011.

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

Share-based compensation was $0.5 million and $0.6 million in the first nine months of 2011 and 2010, respectively.  As of September 30, 2011 the total unrecognized compensation related to restricted stock awards was $0.8 million to be recognized over 2.1 years, and the unrecognized compensation expense related to stock option awards was $0.1 million which is expected to be amortized over approximately 1.8 years.

Non-cash amortization expense of our acquired intangible assets was $2.3 million and $1.2 million in the first nine months of 2011 and 2010, respectively.  Due to the merger of HPTi, we anticipate that non-cash expense for the amortization of intangible assets for the fourth quarter of 2011 will be $1.5 million.

During the first nine months of 2011, we contributed $3.9 million to fund the pension plan and anticipate pension expense to be approximately $0.2 million in 2011.

Investing activities

The $145.3 million of cash used in investing activities for the first nine months of 2011 was primarily for the merger of HPTi.  Capital expenditures for the first nine months of 2010 were primarily used for expenditures related to the relocation of our headquarter facilities.  We anticipate capital expenditures to be approximately $2 million in 2011.

Financing activities

Concurrent with the merger of HPTi, we replaced our then existing credit facility with a new secured credit facility with a $110 million five-year senior term loan and a $20 million revolving credit facility, and entered into a $40 million unsecured subordinated facility with a nine-year term.

We believe we have access to additional capital resources, from the use of debt or equity, as alternate sources of funding.  We are confident that our current resources are sufficient and we believe the possibility of needing additional financing resources for the continuation of current operations is remote.

In the third quarter of 2011, we repaid $17.3 million of the senior term loan, including $15.0 million of prepayments.  For the next twelve months, our new term loan requires quarterly repayments totaling $11.7 million.  We expect operating cash flows will exceed these required repayments.  We will continue to consider prepaying senior debt with excess cash flow.  In the fourth quarter of 2011, we anticipate prepaying $5 million to $10 million of the senior term loan.  At September 30, 2011, the borrowing capacity available under our revolver was $19.1 million.

At September 30, 2011, we were in compliance with our loan covenants.  Our most stringent financial covenant is the fixed charge coverage ratio.  This covenant requires us to maintain a ratio of adjusted consolidated EBITDA to adjusted consolidated interest expense of not less than 1.25 to 1.00.  At September 30, 2011, our fixed charge coverage ratio was 1.65 to 1.00.  This fixed charge coverage ratio is tested on a quarterly basis and is measured on a trailing four fiscal quarter basis.

Effective September 30, 2011, we entered into an interest rate swap agreement with an initial notional amount of $40.0 million of the term loan to manage its exposure to interest rate changes.  The swap effectively converts a portion of our variable rate debt under the term loan to a fixed rate, without exchanging the notional principal amounts.

Under this agreement, we receive a floating rate based on the 90-day LIBOR rate and pay a fixed rate of 4.68% (including the applicable margin of 4.00%) on the outstanding notional amount. The swap fixed rate was structured to mirror the payment terms of the term loan.  The fair value of the swap at inception was zero.  It is not expected that any gains or losses will be reported in the statement of operations during the term of the agreement as the swap is expected to be highly effective through its maturity based on the matching terms of the swap and facility agreements.

If, at any time, the swap is determined to be ineffective, in whole or in part, due to changes in the interest rate swap or underlying debt agreements, the fair value of the portion of the swap determined to be ineffective will be recognized as a gain or loss in the statement of operations for the applicable period.

In December 2010, DRC’s board of directors authorized a share repurchase program, which allowed us to buy back up to 700,000 shares of our common stock through June 6, 2011.  During the first half of 2011, we repurchased 20,728 shares at a weighted average price of $14.97.  The timing, price and amount of repurchases were determined by management based on its evaluation of market conditions and other factors.  These repurchases were made through the open market, including block purchases, or in private negotiated transactions, or otherwise.  The buyback was funded through available cash balances and or borrowings.

The net cash provided by financing activities was primarily due to borrowings under financing arrangements related to the merger of HPTi.  During the first nine months of 2011, we borrowed $144.0 million, net of fees, repaid $17.8 million on our term loan, repaid $22.0 million on our previous term loan and paid $1.9 million in deferred financing costs.  The cash used for financing activities in the first nine months of 2010 was primarily for payments under our then existing term loan of $6.0 million and $2.0 million on our then existing revolver.

In the first nine months of 2011 and 2010, the weighted average interest rate of our financing arrangements was 4.62% and 3.97%, respectively. The average combined effective borrowing rate on the $132.3 million outstanding debt at September 30, 2011 was 7.02%.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk associated with our term loan and revolver, where interest payments are tied to either the LIBOR or prime rate, and our subordinated loan where the interest rate is fixed at 13.00%. On September 30, 2011, the average interest rate on our outstanding term loan was 4.30%. We entered into an interest rate swap on September 30, 2011 on an initial notional amount of $40 million.  At any time, a sharp rise in interest rates could have an adverse effect on net interest expense as reported in our Consolidated Statements of Operations. Our potential loss over one year that would result in a hypothetical and instantaneous increase of one full percentage point in the interest rate on our term loan would increase annual interest expense by approximately $1.0 million.

In addition, historically our investment positions have been relatively small and short-term in nature.  We typically invest excess cash in money market accounts with original maturities of three months or less with no exposure to market interest rates. We have no significant exposure to foreign currency fluctuations.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) evaluated, together with other members of senior management, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2011; and, based on this review, the Company’s CEO and CFO concluded that, as of September 30, 2011, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by it in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarterly period ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

For information regarding factors that could affect our results of operations, financial condition and liquidity, refer to the section titled “Risk Factors” in Part I, Item 1A of our 2010 Form 10-K. Besides as noted below, there have been no material changes from the risk factors as disclosed herein.

The Company Has Substantial Investments in Recorded Goodwill as a Result of Prior Acquisitions, and Changes in Future Business Conditions Could Cause These Investments to Become Impaired, Requiring Substantial Write-Downs That Would Reduce the Company’s Operating Income.

As of September 30, 2011, goodwill accounted for $210.9 million, or approximately 63%, of the Company’s recorded total assets. The Company’s goodwill increased significantly as a result of the HPTi merger.  Under United States Generally Accepted Accounting Principles, the Company reviews its goodwill for impairment annually or when events or changes in circumstances indicate the carrying value may not be recoverable. A significant and sustained decrease in expected reporting unit cash flows or changes in market conditions would increase the risk of impairment of recorded goodwill.  If goodwill becomes impaired, the Company would record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill is determined, which may significantly reduce or eliminate our profits.

During the third quarter of 2011, due to a decline in the market price of the Company’s stock, the market capitalization of the Company was below the carrying value, which we considered a triggering event and therefore performed an interim impairment test.  Based on the testing performed, management determined that the Company’s fair value exceeded the carrying value of its equity by approximately 25% as of September 30, 2011 resulting in the Company passing Step 1.  Accordingly, the second step of the impairment testing was not required, and no impairment charges were recorded.

Our Business Could Be Negatively Impacted By Security Threats, Including Cybersecurity Threats, and Other Disruptions.

On October 13, 2011, the Securities and Exchange Commission provided guidance regarding evaluating and disclosing cybersecurity risks.  The Company regularly reviews its risk profile related to assurance of and security of Company information and takes appropriate steps to maintain a low risk profile.  As a federal government contractor, such risks may be increased and include but are not limited to (i) theft of proprietary or competitive information, (ii) disabling of our administrative systems and disruption to our business, (iii) security breaches of government’s systems, for which we provide support services, and (iv) loss of business as a result of harm to the Company’s reputation due to a security breach.  Nevertheless, the measures taken may at some point in the future be inadequate to prevent a breach in security, which could have a material adverse impact on operating results and financial condition.

Certain Shares of Our Common Stock May Be Subject to Rescission.

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

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value Of Shares that May Yet Be Purchased Under the Programs
July 1, 2011 to July 31, 2011	302	$13.63
August 1, 2011 to August 31, 2011	2,255	$11.49
September 1, 2011 to September 30, 2011	794	$9.45
Total	3,351	$11.20

(1)
All shares repurchased were not part of a publicly announced program and represented shares repurchased to cover option costs in connection with the exercise of stock options and payroll withholding taxes in connection with the vesting of restricted stock awards.

ITEM 6. EXHIBITS

The following Exhibits are filed or furnished, as applicable, herewith:

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*
XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNAMICS RESEARCH CORPORATION
(Registrant)

Date: November 9, 2011	/s/ David Keleher
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: November 9, 2011	/s/ Shaun N. McCarthy
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)