Form 10-K
period 2011-12-31
DYNAMICS RESEARCH CORP
filed 2012-03-14
CIK 30822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
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

The aggregate market value of the registrant’s common stock, $0.10 par value, held by nonaffiliates of the registrant as of June 30, 2011, was $121.4 million based on the reported last sale price per share of $13.64 on that date on the NASDAQ Global Market. As of March 6, 2012, 10,458,568 shares of the registrant’s common stock, $0.10 par value, were outstanding.

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

DYNAMICS RESEARCH CORPORATION
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2011

PART I

ITEM 1. BUSINESS

CORPORATE OVERVIEW AND STRATEGY

Dynamics Research Corporation is a leading provider of innovative management consulting, science, engineering, and information technology (“IT”) services and solutions to federal and state governments.

Our go-to-market strategy is sharply focused within each of four dimensions:

•
Solutions.  We deliver five high-value, differentiated solutions to our clients:  business transformation, information technology, training and performance support, management services, and science and engineering services.  We believe our solutions align well with the needs of today’s government customers that require improved efficiencies and effectiveness, and face procurement reform, transformational and technology based changes, and ongoing, changing security threats.

•
Markets and Customers.  We target markets which are based on long-term market force drivers that have sustained demand for our services.  We select specific customers from government agencies in our target growth markets with needs that well match the solutions we provide.  Currently our target growth markets include homeland security, healthcare, cyber security, intelligence, and financial/regulatory reform.

•
Prime Government and Agency-Wide Contracts.  We hold a portfolio of government and agency-wide multiple award schedule indefinite delivery/indefinite quantity (“ID/IQ”) task order contracts.  Today, these types of contracts are the federal government’s preferred means of procurement for services.

•	Acquisitions. We use acquisitions, funded through both operationally generated cash and leverage, to strengthen our position in our target growth markets.

Our position as a leading mid-size company allows us to bring to bear the personnel, technology resources, and industry standard practices of a large company with the responsiveness of a small company. Rather than force a pre-packaged solution, we listen to our customers and develop tailored solutions based on proven industry practices and lessons learned in hundreds of successful engagements.  We offer forward-thinking solutions backed by a history of excellence and customer satisfaction.

Founded in 1955 and headquartered in Andover, Massachusetts, DRC has approximately 1,500 employees located throughout the United States.  Dynamics Research Corporation operates as a parent corporation and through its wholly owned subsidiaries, Kadix Systems, LLC (“Kadix”), H.J. Ford Associates, Inc., High Performance Technologies, Inc. (“HPTi”), and DRC International Corporation. Unless the context otherwise requires, references in this Form 10-K to “DRC”, “we”, “us” or “our” refer to Dynamics Research Corporation and its subsidiaries.

On June 30, 2011, we completed the merger of HPTi, a leading provider of high-end technology services to the federal healthcare and military technology markets. The merger strengthens and expands the Company’s market presence as a provider of high-end services and solutions in the federal market.

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

Information Technology

DRC provides a range of processes and tools to develop, sustain, manage, and govern complex information systems.  Our areas of practice include enterprise architecture, cyber security and information assurance, cloud computing, data analytics, health informatics, systems and software engineering, application development and sustainment, web services, IT governance, quality assurance and testing, automated case management, and data engineering.

We develop software using Capability Maturity Model Integration (“CMMI”) for Development Maturity Level 3 processes and provide services to support the ongoing development and subsequent maintenance of an organization's enterprise architecture. We offer a comprehensive set of services for managing and implementing IT infrastructures for government organizations based on the International Organization for Standardization (“ISO”) 20000-1:2005 for IT Service Management.

DRC provides integrated processes and services to help government agencies govern their IT systems in accordance with various government regulatory requirements, such as Capital Planning and Investment Control and the Federal Information Security Management Act. We also provide a set of information assurance cyber security services, which includes management support, operational support, and technical support for the identification and mitigation of security risks.

Training and Performance Support

Our training solutions are an integral part of a broader assessment of human performance within an organization or system. Our methodology integrates industry best practices in human performance assessment of organizations, instructional systems development, and human systems integration of complex systems. Our training encompasses individual training as well as team training. We are an industry leader in the development of team training applications for mission critical teams. Our training solutions include training/task analysis, high-performance team training, web-based training, and automated training management. As part of our integrated methodology, we also identify, develop, and deliver a variety of additional human performance improvement solutions, including electronic performance support systems, job/task redesign user interface change, organizational redesign, and resource reallocation.

Our strategic human-capital, workforce-planning, and performance-management solutions help transform the cultures of federal agencies so they become less hierarchical, process-oriented, stove-piped, and inwardly focused, and become more flat, results-oriented, integrated, and externally focused. DRC combines the best commercial and government sector approaches to deliver innovative human capital solutions that address the challenges facing our clients today.

Management Services

We provide a comprehensive set of solutions to support the management of complex programs throughout their life cycle. Our program management services and solutions include planning, requirements definition, policy and process development, change management, implementation, and sustainment.  We also provide management consulting studies and assessments, strategic communications outreach, technical, engineering, acquisition management, and logistics services, as well as audit support and remediation services.

Science and Engineering Services

We provide scientific and engineering services to support the design, testing, manufacturing, and integration of advanced components and complex systems. Our areas of science and engineering expertise include: (i) systems engineering, applications, and integration, (ii) engineering design and development, (iii) basic sciences and environmental systems, (iv)  advanced computational science, (v) high performance computing and systems engineering, (vi) facilitating the transfer of advanced technologies into defense applications, (vii) item unique identification methodologies, (viii) technical manual configuration and control, (ix) manufacturing, repair and overhaul engineering including technical assessment of these processes, and (x) global positioning system (“GPS”) receiver products, which comply with the Navigation Satellite Timing and Ranging Joint Program Office performance specification for standard electronic module Type E GPS receivers.

MARKETS

We target markets which, based on long-term market force drivers, have sustained government projected demand for services.  We select customers from the spectrum of federal government departments and agencies in our target growth markets with needs that well match the solutions we provide.  Currently our target growth markets include homeland security, healthcare, cyber security, intelligence, and financial/regulatory reform.  We also serve the (i) command and control, surveillance, and reconnaissance markets, and (ii) force and weapons systems readiness markets, including training, performance support, human capital, logistics, transportation, life-cycle systems management, repair, and maintenance.

We believe our core capabilities are well aligned with the types of services and solutions for which the government has increasing demands including: (i) improved efficiencies and effectiveness, (ii) procurement reform (iii) transforming the delivery of government services through organizational change, process improvement, and technological change, and (iv) responding to rapidly changing security threats.

We are cognizant of funding challenges and changing priorities of the federal government.  Federal IT spending grew 4.3% and 2.4% for the 2011 and 2010 government fiscal years, respectively.  For the government’s fiscal year 2012, the proposed federal budget provides for a 1.2% decline in federal IT spending.

The federal government also has periodically initiated programs focused on strengthening the government workforce with particular emphasis on personnel responsible for acquisition, such as acquiring products and services for the government.  These programs add to the government workforce, often with some of these positions coming from a reduction in the number of contractor positions supporting the government, known as in-sourcing.  Since January 1, 2010, we have experienced a reduction in positions and an approximately $21 million reduction in annual revenue as a result of government in-sourcing.

In the state and local government sector, which is less than 5% of our total business, new contract opportunities are limited as states address balanced budget requirements and lower tax revenues.  As state government budgets stabilize, we anticipate an increase in state procurements for services. There is a need for states to continue to modernize child welfare systems and Medicare management systems, areas where our automated case management solution fits well. We have considerable experience in providing IT expertise in the health and human services areas. We believe the primary factors driving growth in this sector are infrastructure modernization and expansion, the migration of information and training to web-based applications, and cost-sharing incentives to facilitate data exchange with federal agencies.

CUSTOMERS

Our 2011 revenue was derived 64% from the national defense and intelligence sector, 15% from homeland security, 16% from other federal civilian agencies and 5% from state and local governments.

National Defense and Intelligence Sector

U.S. Air Force customers constituted the largest component of our national defense and intelligence revenue in 2011, representing approximately 23% of total revenue, while U.S. Army revenue represented 19%, U.S. Navy revenue represented 7% and revenue from other agencies represented 15% of total revenue. The work we perform for our major customers in this sector is described below.

U.S. Air Force Customers

Materiel Command, Aeronautical Systems Center

The Aeronautical Systems Center (“ASC”), headquartered at Wright-Patterson Air Force Base, is responsible for research, development, testing, evaluation, acquisition, and life cycle management of aeronautical systems and related equipment for the Air Force.

We support ASC system program offices with program management, logistics, engineering, acquisition management, analytical, and administrative services for both the United States Air Force and various foreign military sales programs. The active programs we currently support include the Medium Altitude Unmanned Aircraft Systems (Predator/Reaper), Reconnaissance Systems, F-16, F-22, B-2, C-17, and Special Operations Forces.

Materiel Command, Depot Operations

We perform engineering logistics, IT management, operations analyses, systems engineering, and technical services for the U.S. Air Force’s Air Logistics Centers at Tinker and Hill Air Force Bases in Midwest City, Oklahoma and Ogden, Utah, respectively, supporting the B-1B, the B-52, the C-5, and the KC aircraft programs.

We provide developmental research and engineering services and solutions for the Item Unique Identification umbrella program for Air Force depots. We provide comprehensive analysis of tagging and labeling methods, including detailed studies of adhesives durability in operational environments. Our efforts assist in the identification of state-of-the-art asset tracking technology and help improve asset tracking throughout the life cycle of all Department of Defense (“DoD”) assets.

Materiel Command, Electronic Systems Center

The mission of the U.S. Air Force Electronic Systems Center (“ESC”), headquartered at Hanscom Air Force Base in Bedford, Massachusetts, is to serve as the center of excellence for command and control and information systems to support the U.S. Air Force and the DoD.

We provide software maintenance, sustainment, and enhancement services in support of the Air Force Weapons Systems Management Information System (“WSMIS”). WSMIS is the Air Force’s operational system for global tracking of Air Force parts and weaponry. We also support the integration of WSMIS with other Air Force systems and initiatives.

We evaluate system requirements, provide technical services, support the integration of products into airborne and ground weapons systems, and provide management services supporting ESC systems program offices, including the Multi-Platform Radar Technology Insertion Program and Airborne Warning and Control Systems programs.

Materiel Command, Global Logistics Support Center

We provide data quality support services that identify and eradicate faulty data anomalies associated with Air Force logistics systems. As part of this ongoing program, we determine the extent of interface and system data quality problems, identify discrepancies, initiate corrections, provide visibility of data, and maintain web applications that assist in the tracking, scanning, and organizing of data to identify anomalies in the system and correct them.

Air Mobility Command

We provide program planning, enterprise architecture, systems engineering, decision support, logistics thought leadership, subject matter expertise, and business analysis services to the Air Mobility Command.

Air Combat Command

We provide the Air Force Command and Control Integration Center with engineering services and program management support for the Air Force Tactical Data Link program. We also provide scientific and technical services for the engineering and integration of military vocabularies.

U.S. Army Customers

Army High Performance Computing Research Center (“AHPCRC”)

AHPCRC is a multidisciplinary computational science and engineering research center that addresses the Army’s most difficult scientific and engineering challenges, using high performance computing (HPC) to anticipate and meet real-world needs on the battlefield.  Through its High Performance Technologies Group, DRC serves as the infrastructure and managing partner for AHPCRC. We are responsible for the overall management of the program, including business operations, research reporting, communications, and contract compliance.

Army Intelligence and Information Warfare Directorate

DRC’s High Performance Technologies Group has assisted in the development and deployment of an intelligence system at in-theater U.S. Army bases to improve communications among intelligence, tactical, counter-narcotics, and counter-terrorism initiatives.  The system is based on a unified cloud data architecture that integrates disparate data in a single repository.

Software Engineering Center

We provide business consulting, software product development, and sustainment support to the Army Software Engineering Center. We modernized the Army Food Management Information System to better serve its customers and to manage food services for 350 dining facilities and 53 Army/Army Reserve installation operations worldwide. We have assisted in strategic planning, functional requirements gathering, and the evaluation of commercial food service software and have led the development and integration of commercial and custom-developed software.

Armament Development Research & Engineering Center (“ARDEC”)

DRC provides systems and software engineering, development, maintenance, modeling and simulation, and Independent Verification & Validation (“IV&V”) to the Army’s Paladin Self Propelled Howitzer, Lightweight 155mm Artillery and Mortar Systems Automated Fire Control Software Block upgrade programs.

DRC also designed, developed, and is now maintaining, a secure network infrastructure in support of ARDEC’s research activities at Picatinny Arsenal.

Medical Research Institute for Chemical Defense

The mission of the U.S. Army Medical Research Institute for Chemical Defense is to develop medical countermeasures to chemical warfare agents and to train medical personnel in the medical management of chemical casualties.

For the Medical Research Institute for Chemical Defense, we maintain courseware, modify course content and descriptions, and track courses. We provide academic outreach and communications program support to retain, recruit, transition, and provide outreach and education to new talent acquired through internships, the Oak Ridge Institute for Science and Education and the National Research Council.

Training and Doctrine Command

For the Maneuver Center of Excellence, we develop and revise the Army tactics, techniques and procedures manuals and training products.  We also support the Armor School's Heavy Brigade Combat Teams (“HBCT”) Tactical Leader Course.  For the Human Capital Enterprise, we prepared a comprehensive analysis to improve human capital systems and processes.

We assisted in writing the Joint Capabilities Integrated Development System documents for the Army’s HBCT, security, and reconnaissance acquisition programs.

We assist the U.S. Army Training and Doctrine Command Analysis Center at Fort Leavenworth, Kansas in conducting studies and analysis to advance U.S. Army doctrine, organization, training, material, leadership, personnel, and facilities ideas associated with U.S. Army transformation. We help develop, manage, operate, and maintain the tools, scenarios, data, and simulation needed to enable the analysis.

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

U.S. Navy Customers

Naval Air System Command and Marine Corps

For the Naval Air System Command and Marine Corps we provide assistance in implementing the Navy’s continuous improvement initiative for improving operational effectiveness. We provide Lean Six Sigma training and technical support services around the world.

Office of Naval Research

We provide engineering, IT and business transformation services to two Office of Naval Research programs, Manufacturing Technology and Lean Pathways.

Other Defense Agency Customers

Office of Assistant Secretary of Defense for Health Affairs

In 2008, we were awarded a ten-year ID/IQ contract by the Office of the Assistant Secretary of Defense for Health Affairs, which includes the TRICARE Management Activity. This TRICARE Evaluation, Analysis, and Management Support (“TEAMS”) contract provides a vehicle for obtaining services in support of policy development, decision-making, management and administration, program and/or project management and administration. We were one of 23 companies awarded the TEAMS contract, which has a total ceiling value of $5 billion.

We have won a number of task orders with a total value of $90 million under the contract supporting the TRICARE Traumatic Brain Injury and Psychological Health Program, the Defense Center of Excellence, the Military Medical Support Office, the Northern Regional Medical Command, the Military Health System Strategic Communications Office, and the Walter Reed Army Medical Center. DRC provides program management, program evaluation and analysis, clinical support, project coordination and administrative services.

U.S. Army Engineering Research and Development Center

Through its High Performance Technologies Group, DRC provides science and technology services under the Productivity Enhancement, Technology Transfer, and Training program. We facilitate the transfer of advanced technologies into defense applications.  The technical areas include climate, weather, ocean modeling and simulation, biology, chemistry and materials science, electromagnetics and acoustics, networking and systems communications, fluid dynamics, structural mechanics, environmental quality modeling and simulation, and signal/image processing.  DRC’s services include mathematical algorithm development, supercomputing, research training, and research program management, oversight, and assistance.

Deputy Assistant Secretary of Defense, Systems Engineering

Through its High Performance Technologies Group, DRC provides specialty engineering support in the execution of the regulatory and statutory policy, guidance, specialty engineering, and human capital functions of large DoD acquisitions.

Under the Systems Assurance and Program Protection contract DRC provides program review, requirements assessments, system assurance, and risk identification and assessment services for the DoD’s 200 largest programs.

Through its Strategic Studies contract DRC provides systems engineering and analysis, modeling and simulation, and policy guidance.

Maryland Procurement Office

We provide business process reengineering, records management, and workflow application development and implementation solutions to this client.

U.S. Transportation Command

We provide logical and physical data modeling expertise, data engineering, and management support services to the U.S. Transportation Command.

Joint Strike Fighter (F-35) Program Office

Our work encompasses a variety of services in the areas of logistics, strategic planning, business operations management, and technical assessment and analysis. We assist in the evaluation and development of acquisition and sustainment strategies, provide analytical support for government validation and verification of the autonomic logistics system, and provide technical support for model enhancement, business process improvement initiatives and recommendations for performance-based program metrics that capture operational and supportability requirements.

Defense Media Activity Office

We provide the Defense Media Activity office with thought leadership, analysis, and technical expertise on emerging media options and creative services in the form of writing, editing, videography, and web site design and development.

Office of the Director of National Intelligence

Through its High Performance Technologies Group DRC developed and continues to enhance and maintain the Intelligence Resource Information System, which the Office of the Director of National Intelligence uses to monitor and manage budgets for all intelligence agencies.

Defense Logistics Agency

We are helping the Defense Logistics Agency fully implement a continuous process improvement infrastructure, which will achieve better efficiency, effectiveness, and flexibility of the agency's logistical and technological services. Our Lean Six Sigma-credentialed staff provides the methodologies, tools, and expertise to implement business improvement practices which have already led to improvements such as reduced cycle times for critical agency processes.

Missile Defense Agency

The Missile Defense Agency is chartered with developing future space-based missile defense capabilities. We provide research on manufacturability and productability to this client under multi-year contracts.

Department of Homeland Security (“DHS”)

We provide solutions and services to all seven major DHS components, as well as department level offices.

DHS Headquarters, Office of the Chief Information Officer

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

We provide enterprise architecture services, which help improve organizational performance and core business processes, ensure that investments are cost-effective and mission-focused and that IT programs and assets are well-managed to maximize their return on investment.

We provide a wide array of information security services to the DHS Information Security Office’s Compliance Division, including supporting the DHS Information Security Performance Plan and ensuring compliance with the Federal Information Security Management Act (“FISMA”). We are responsible for conducting Certification and Accreditation document reviews, and technical reviews of critical controls, as well as reviews of information security programs within DHS agencies. DRC personnel maintain the DHS FISMA inventory, provide technical subject matter expertise to assist in developing and implementing remediation plans of action and milestones in response to audit findings, and provide training to information security personnel across DHS agencies.

Immigration and Customs Enforcement (“ICE”)

We provide business engineering services, technical support, design and architectural support required to assist with the development of enterprise and system-level architectures for the Office of the Chief Information Officer for ICE. The tasks include system and software engineering, systems integration, system security, and program documentation required for continued software support and requirements management. We support the ongoing development and subsequent maintenance of the ICE enterprise architecture planning artifacts. The enterprise solution we are helping to develop provides the framework for fully integrating ICE systems and provides the basis for continuously evaluating and assessing transformation efforts.

Using an IT investment management framework and value-driven reengineering methodology we provide the ICE OCIO program executive office with the resources, processes and expertise required to better manage the ICE IT investment portfolio. We also assist in implementing project management best practices that encourage collaboration and integration for improved project performance.

Department of Justice (“DOJ”)

DRC provides program architecture, program requirements development and analysis, advisory services and systems engineering, IV&V, and security certification and accreditation services to the DOJ’s Office of the Chief Information Officer.

DRC also provides software development, enhancement, and maintenance services in support of (1) the Federal Bureau of Investigation’s (“FBI”) Intelligence Information Report Distribution System, a web-based tool for creating and disseminating standardized intelligence information reports, and (2) the Foreign Intelligence Surveillance Act Management System, a work flow system, which manages and preserves documentation for classified surveillance requests.

Transportation Security Administration

DRC serves as Information System Security Officer for several Transportation Security Administration mission-critical applications, including the Staffing Allocation Model Forecasting Tool, a modeling application that analyzes incoming flight data to calculate the staffing levels needed to operate security operations for more than 470 airports.

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

Federal Emergency Management Agency (“FEMA”)

We support the FEMA by providing guidance, training, and feedback to the components on the development and maintenance of plans of action and milestones in response to audit findings. We also review plan of action and milestones data and present current information to FEMA system security officers, managers, business process owners, and personnel responsible for information security, utilizing existing audit database and shared network drive to track audit requests and remediation efforts to further ensure timely delivery of information.

We provide the FEMA Office of External Affairs with communications strategy, message coordination, analyses and guidance, relationship-building, and decision support services.

Customs and Border Protection

We develop functional Web-based training courseware to meet the training and simulation needs of the Customs and Border Protection Office of Air & Marine. We designed, implemented, and currently maintain their OpSTAR network to meet the training, distribution, and tracking needs of the National Air Training Center. We also provide flight training support, tactical scenario based instruction, and other related training needs. We also developed and support the Customs and Border Protection’s Procurement Directorate Knowledge Management System.

United States Secret Service

We provide the United States Secret Service Chief Information Security Officer with information assurance and system security services and solutions.

Other Federal Civilian Agencies

Department of Veterans Affairs (“VA”)

We provide a variety of program management, information technology, and related services to a number of VA Offices, including the Veterans Health Administration, the Office of Information and Technology, and the Veterans Benefits Administration.  DRC’s largest contract is with the Veterans Relationship Management Program.  The objective of this program is to create a one-stop system providing veterans with access to education, benefits, and healthcare information.  For this program, DRC provides systems engineering, program architecture, program management, requirements analysis, IV&V, life cycle engineering, communications support, and integration of business processes and systems.

Federal Deposit Insurance Corporation (“FDIC”)

The FDIC is striving to continually improve the overall operating efficiency and effectiveness of its IT resources. Through our business analysis and management support services, we identify opportunities for improved efficiency and effectiveness of its IT resources. We also are providing training systems development solutions to the FDIC.

Department of Treasury, Financial Management Service

DRC’s High Performance Technology Group designed, developed, and currently supports the Financial Management Service’s Secure Payment System with security and system enhancement services.  The Secure Payment System is the federal government’s primary payment system, processing over 1 billion transactions valued at greater than $1.6 trillion annually, supporting over 2,400 users at more than 250 federal agencies.  DRC also provides IT architecture, design, and IV&V services for the Payment Application Modernization program.

Department of Treasury, Internal Revenue Service (“IRS”)

We provide the IRS with IT support to the Enforcement Revenue Information System, where we provide independently-assessed CMMI Level 3 IV&V support.

We also supply the IRS with professional support and consulting services to the Transition Management Office which does organizational preparedness assessments for application implementation.

National Oceanic and Atmospheric Administration, Geophysical Fluid Dynamics Laboratory (“GFDL”)

Under its contract with the GFDL, DRC’s High Performance Technologies Group develops and uses mathematical models and computer simulations to improve the understanding of and ability to predict behavior of the atmosphere, oceans, and climate.  Also, DRC develops, enhances, and maintains the core modeling framework for GFDL’s large-scale, high performance computing platform.

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

Department of Energy, Nuclear Regulatory Commission

Through its High Performance Technologies Group, DRC designed developed and implemented a secure, classified information management system and network used to address concerns related to nuclear materials and power plants.

Office of Personnel Management

We provide human capital and training support to the Office of Personnel Management.

State and Local Government Sector

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

State of Tennessee

For the State of Tennessee, we customized our State of Ohio web-based Statewide Automated Child Welfare System solution, aligning it with the State of Tennessee’s unique child welfare practices. The new system, called the Tennessee Family and Child Tracking System (“TFACTS”), was successfully implemented and deployed in 2010. Our solution enables vast improvements in the state’s case management capabilities.

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

The preferred means by which the government procures services today is through indefinite contract awards, commonly referred to as agency-wide ID/IQ contracts.  Occasionally, these contracts are issued to a single provider but most often they are issued for multiple years to multiple vendors. The number of vendors awarded an indefinite contract vehicle, or ordering contract, is limited in order to make the process of issuing work orders under the contract more efficient.  Once the master contract is issued, individual task orders are competed amongst the contract holders with individual awards setting out work to be performed, period of performance and pricing for each order.

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

Market	Sponsoring Agency	M/S(1)	Contract Name
Government Wide	General Services Administration	M	Alliant
Government Wide	Office of Personnel Management	M	Training and Management Assistance (TMA)
Homeland Security	Department of Homeland Security	M	Enterprise Acquisition Gateway to Leading Edge (EAGLE)
Homeland Security	Department of Homeland Security	M	Professional Program Management Services/Solutions (PPMSS)
Homeland Security	Department of Justice	M	Information Technology Support Services (ITSSS)
Homeland Security	Department of Justice	S	Base Purchase Agreement
Financial/Regulatory	Department of Treasury	M	Treasury Information Processing Support Services (TIPSS IV)
Financial/Regulatory	Federal Deposit Insurance Corporation	S	Business Analysis Management Support Services (BAMSS)
Healthcare	TRICARE (Department of Defense)	M	Evaluation, Analysis, Management & Support (TEAMS)
Healthcare	Food and Drug Administration	M	Enterprise System Life Cycle Management Support (ELMS)
Intelligence	Maryland Procurement Office	S	BajaSands
Readiness	Assistant Secretary of Defense for Research and Engineering	S	Base Purchase Agreement
Readiness	Army Training and Doctrine Command	M	Simulation & Training Omnibus Contract (STOC II)
Readiness	Army Research Institute	M	Research, Development & Analysis in Army Training (TRAIN II)
Readiness	Department of Defense	M	Logistics Management Support Services (LMSS)
Readiness	U.S. Air Force	M	Enterprise Integration Services Management (NETCENTS EISM)
Readiness	U.S. Air Force	M	Design Engineering Support Program (DESP III)

(1)	M = Multiple Award; S = Single Award

The EAGLE and PPMSS contracts are currently under re-competition for successor contract vehicles.  We believe we are well positioned to win successor contracts in each circumstance.  However, the outcomes from the competitions remain uncertain and there can be no assurance that successor contracts will be awarded to DRC.

Prime Contracts and Subcontracts

We provide our services and solutions as a prime contractor for 79% of our revenues in 2011, up from 73% in 2010 and 71% in 2009.  The remainder of our work, which was nearly entirely for government end customers, was performed as a subcontractor to another company, who held a prime contract with a government customer for the delivery of the services we provided.  We are submitting an increasing portion of our contract proposals as a prime contractor, where we are responsible for the entire contract engagement, including the work of subcontractors.  On large, complex engagements we often engage subcontractors to fully address the capability requirements of our clients.

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

In recent years, there has been an increase in the portion of contracts issued on a fixed price basis, compared with time-and-materials or cost-reimbursable, in an effort to reduce the risk to the government of cost overruns.  We believe our contract cost management capabilities are strong and view this trend as favorable to DRC.  The amount of our revenue derived from fixed price contracts in 2011 was 48%, compared with 47% in 2010 and 40% in 2009.

Contract Terms and Conditions

Our contracts with the U.S. Government customers generally are subject to compliance with Federal Acquisition Regulations.  Individual government agency and state contracts may have additional terms and conditions.  Generally our contracts are subject to termination at the convenience of the U.S. Government or the state. However, in the event that a contract is terminated by the respective government, we would be eligible to be reimbursed for our allowable costs up to the time of termination and would be paid a proportionate amount of the stipulated profit attributable to the work actually performed. Although U.S. Government or state contracts may extend for several years, they are generally funded on an annual basis, or incrementally for shorter time periods, and are subject to reduction or cancellation in the event of changes in U.S. Government or state requirements due to appropriations or budgetary concerns. In addition, if the federal or state government curtails expenditures for research, development and consulting activities, the curtailment could have a material adverse impact on our revenue and earnings.

Backlog

Funded backlog for government contracts represents a measure of our potential future revenues. In addition to funded backlog levels, we have contract ceiling amounts available for use on certain government contracts, including multiple award contracts, indefinite delivery contracts, and indefinite quantity contracts. Additional information regarding our funded and unfunded backlog can be found in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and in Part II, Item 8 of this Form 10-K.

BUSINESS DEVELOPMENT

We have a central business development group, which is aligned with our operating units and is charged with identifying and winning significant new business opportunities. Our business development group operates with disciplined processes and information systems that provide transparency to pipeline and bid status.  Our business development account managers are experienced and well trained in the solutions we offer.  The business development group also maintains a proposal development and publication capability.

COMPETITION

The federal government is one of the largest purchasers of management consulting, engineering and information technology consulting services in the world.  The market of suppliers of these services is diverse and fragmented. As a result we compete and collaborate with a large number of companies, as either a prime or subcontractor.  Depending on the specific market or competitive opportunity our competition may include (i) other contractors and consulting firms focused primarily on providing services to the federal government, such as CACI International, Inc., NCI Inc., ICF International, SRA International, Inc., Booz Allen Hamilton, Inc. and Science Applications International Corporation; (ii) divisions of large defense contractors such as Lockheed Martin Corporation, General Dynamics Corporation and Northrop Grumman Corporation; (iii) divisions of consulting firms such as Computer Sciences Corporation and Deloitte Consulting LLP; and (iv) a broad base of smaller companies specializing in specific markets, often receiving advantages under U.S. Small Business Administration (“SBA”) programs.  Other than the small businesses, most of the firms against which we compete are far larger and have far greater resources than we have.

We believe our competitive advantage is that we offer our clients similar people, processes, and capabilities as the larger firms with the responsiveness of a smaller company.

The Department of Defense advisory and assistance services represent approximately 6% of the Company’s business.  Procurements for this work are increasingly being restricted to small businesses.   In this market the Company competes as a subcontractor with small businesses and generally is seen by customers as having outstanding capabilities and qualifications.  However, this market is price competitive, which can be a disadvantage when competing with small businesses.

GOVERNMENT REGULATION

As a defense contractor, we are subject to many levels of audit and review, including by the Defense Contract Audit Agency, the Defense Contract Management Agency, the various inspectors general, the Defense Criminal Investigative Service, the Government Accountability Office, the DOJ and Congressional committees. These audits and reviews could result in the termination of contracts, the imposition of fines or penalties, the withholding of payments due to us or the prohibition from participating in certain U.S. Government contracts for a specified period of time. Any such action could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

EMPLOYEES

Our customers value the skills of our employees.  We believe our compensation and benefit plans are competitive within our industry, and we develop the skills of our employees through formal training and certification programs.  Our workforce is highly educated with more than 40% of our employees holding graduate level degrees or above.  Our staff holds nearly 500 professional certifications, including more than 100 certified Project Management Professionals.

As of December 31, 2011, we had approximately 1,500 employees. Approximately 73% of our employees hold federal government security clearances.  Nearly all of our employees are located in the United States.  We require all employees to annually complete training on compliance subjects.  None of our employees are represented by a labor union or subject to a collective bargaining agreement.

PROPRIETARY INFORMATION

Patents, trademarks and copyrights are not materially important to our business. The U.S. Government and state government have certain proprietary rights in software processes and data developed by us in our performance of government and state contracts.

SEASONALITY

Our business is not seasonal. However, it is not uncommon for federal government agencies to award extra tasks or complete other contract actions in the weeks before the end of the federal government’s fiscal year (which is September 30) in order to avoid the loss of unexpended fiscal year funds. Additionally, in years when the federal government does not complete its budget process before the end of its fiscal year, such as in 2011 and in 2010, government operations typically are funded pursuant to a continuing resolution that authorizes agencies of the federal government to continue to operate, but traditionally does not authorize new spending initiatives. When much of the federal government operates under a continuing resolution, delays can occur in procurement of products and services that can affect our revenue and profit during the period of delay.

FINANCIAL DATA, BUSINESS SEGMENT AND OTHER INFORMATION

Financial data, business segment and other information can be found in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and in Part II, Item 8 of this Form 10-K. Unless otherwise indicated, all financial information contained in this Form 10-K refers to continuing operations.

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

In 2011 and 2010, we generated 95% and 93% of our revenues, respectively, from contracts with the United States government, either as a prime contractor or as a subcontractor.  As a result we are significantly impacted by trends and changes in federal expenditures and procurement policies.  The U.S. government deficit,  budgetary challenges and efforts to curtail expenditures are on-going and reflected in (i) the Budget Control Act of 2011, which increased the debt ceiling and enacted 10-year discretionary spending caps and automatic spending cuts, referred to as sequestration, which will enact $1.2 trillion of spending cuts over 10 years, if not amended by Congress and the President, (ii) the Defense Strategic Guidance, issued on January 5, 2012 which outlines fundamental changes in strategy- a force, which is smaller, leaner but agile, flexible and technologically advanced, and (iii) the President’s budget submission for the fiscal year beginning October 1, 2012.  Additionally, sizeable mandatory outlays for social security and medical programs in the face of large budget deficits indicate that federal discretionary spending will remain under pressure.

Overall, the President’s information technology budget request of $78.9 billion for fiscal year 2013 is down slightly from the fiscal year 2012 enacted budget, reflecting reductions in defense and intelligence budgets and increases in civilian agencies such as the Departments of Treasury, Veterans Affairs and Education.

We have seen and anticipate continued impacts from government budget management initiatives, the specific timing and effects of which may be not be predictable, such as:

•	Program delays, cuts and terminations,
•	fewer new program starts,
•	intensified price competition for new business and re-competes of current business, and
•	pressure to reduce dependency on service contractors and set more work aside for small and socially disadvantaged businesses.

These events may result in (i) new business contract wins being lower than expected or needed to sustain growth, (i) ending of or reductions to current programs and contracts, and (iii) lower profit margins as a result of pricing pressure and the need to invest in winning new and retaining existing business – all of which may adversely affect our results of operations and financial condition.

We Must Bear the Risk of Various Pricing Structures Associated With Government Contracts.

We derive most of our revenue from contracts and subcontracts with the U.S. Government. A significant portion of our federal and state government contracts are undertaken on a time and materials basis, with fixed hourly rates that are intended to cover salaries, benefits, other indirect costs of operating the business and profit. Our time and material contracts represented 32% of total revenue in 2011 and 2010.  The pricing of these contracts is based upon estimates of future salaries and costs and assumptions as to the aggregate volume of business that we will perform in a given business division or other relevant unit.

We undertake various government projects on a fixed-price basis. Our revenues earned under fixed price contracts as a percentage of total revenues represented 48% and 47% in 2011 and 2010, respectively. Under a fixed-price contract, the government pays an agreed upon price for our services or products, and we bear the risk that increased or unexpected costs may reduce our profits or cause us to incur a loss.

Significant cost overruns can occur if we fail to:

•	adequately estimate the resources required to complete a project;
•	properly determine the scope of an engagement; or
•	complete our contractual obligation in a manner consistent with the project plan.

For fixed price contracts, we must estimate the costs necessary to complete the defined statement of work and recognize revenue or losses in accordance with such estimates. Actual costs may vary materially from the estimates made from time to time, necessitating adjustments to reported revenue and net income. Underestimates of the costs associated with a project could adversely affect our overall profitability and could have a material adverse effect on our business, financial condition, results of operations, and cash flows. While we endeavor to maintain and improve contract profitability, we cannot be certain that any of our existing or future fixed-price projects will be profitable.

A substantial portion of our U.S. Government business is as a subcontractor. In such circumstances, we generally bear the risk that the prime contractor will meet its performance obligations to the U.S. Government under the prime contract and that the prime contractor will have the financial capability to pay us amounts due under the subcontract. The inability of a prime contractor to perform or make required payments to us could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

Federal government contracts contain provisions and are subject to laws and regulations that give the government rights and remedies not typically found in commercial contracts. These provisions may allow the government to, among other things:

•	terminate existing contracts for convenience, as well as for default;
•	reduce orders under, or otherwise modify, contracts or subcontracts;
•	cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable;
•	decline to exercise an option to renew a multi-year contract;
•	suspend or debar us from doing business with the federal government or with a governmental agency;
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

Most of our federal and state government contracts are renewable on an annual basis, or are subject to the exercise of contractual options. Multi-year contracts often require funding actions by the U.S. Government, a state legislature, or others on an annual or more frequent basis. As a result, our business could experience material adverse consequences should such funding actions or other approvals not be taken.

We operate in a highly competitive market, and routinely we must compete to re-win work we are currently performing.  On all of these re-competitions there exists a reasonable possibility that we will not be the winner, in which event future revenues, operating results and cash flows could be materially adversely affected.

Governmental awards of contracts are subject to regulations and procedures that permit formal bidding procedures and protests by losing bidders. Such protests may result in significant delays in the commencement of expected contracts, the reversal of a previous award decision, or the reopening of the competitive bidding process, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Federal Government In-Sourcing Could Result in Loss of Business Opportunities and Personnel.

The federal government has continued to reduce the percentage of contracted services in favor of more federal employees through an initiative called “in-sourcing.”  Over time in-sourcing could have a materially adverse affect on the Company’s business, financial condition and results of operations.   Specifically, as a result of in-sourcing federal procurements for services could be fewer and smaller in the future.  In addition, work DRC currently performs could be in-sourced by the federal government and, as a result, the Company’s revenues could be reduced. Moreover, DRC employees working on contracts could also be hired by the government.  This loss of DRC employees would necessitate the need to retain new employees.   Accordingly, the effect of in-sourcing, or the continuation of in-sourcing at a faster than expected rate, could have a materially adverse affect on the Company’s business, financial condition, and results of operations over time.

Since January 1, 2010, we have experienced a reduction in positions and approximately a $21 million reduction in annual revenue from in-sourcing.

Inability to Hire or the Loss of Personnel Could Limit Our Growth.

We are dependent on our ability to attract and retain highly skilled technical personnel. Many of our technical personnel may have specific knowledge and experience related to various government customer operations and these individuals would be difficult to replace in a timely fashion. In addition, qualified technical personnel are in high demand worldwide and are likely to remain a limited resource. The loss of services of personnel could impair our ability to perform required services under some of our contracts, to retain this business after the expiration of the existing contract, or to win new business in the event that we lost the services of individuals who have been identified in a given proposal as key personnel in the proposal. Any of these situations could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

Our Business Could Be Negatively Impacted By Security Threats, Including Cyber Security Threats, and Other Disruptions.

As a federal government contractor, security risks regarding our information include (i) theft of proprietary or competitive information, (ii) disabling of our administrative systems and disruption to our business, (iii) security breaches of government systems, for which we provide support services, and (iv) loss of business as a result of harm to the Company’s reputation due to a security breach.  Over the past year, branches of the federal government and contractors that work for the federal government have been particularly prone to overseas hacking attempts. Defensive measures taken by us may be inadequate to prevent a breach in security, which could have a material adverse impact on operating results and financial condition.

The Failure by Congress to Approve Budgets on a Timely Basis for the Federal Agencies We Support Could Delay Procurement of Our Services and Solutions and Cause Us to Lose Future Revenues.

On an annual basis, Congress must approve budgets that govern spending by the federal agencies that we support. In years when Congress is not able to complete its budget process before the end of the federal government’s fiscal year on September 30, Congress typically funds government operations pursuant to a continuing resolution. A continuing resolution allows federal government agencies to operate at spending levels approved in the previous budget cycle. When the U.S. Government operates under a continuing resolution, it may delay funding we expect to receive from clients on work we are already performing and will likely result in new initiatives being delayed or in some cases cancelled. Resulting delays in the collection of accounts receivable or delays or cancellations of existing projects could have a materially adverse impact on our business, financial condition, results of operations, and cash flows. Additionally, the proposed 2013 fiscal year budgetary sequestration could adversely impact our revenue.

Failure to Maintain Strong Relationships with Other Contractors Could Result in a Decline in Our Revenues.

In 2011 and 2010, we derived 21% and 27% of our revenues, respectively, from contracts in which we acted as a subcontractor to other contractors or to joint ventures that we and other contractors formed to bid on and execute particular contracts or programs. We expect to continue to depend on relationships with other contractors for a portion of our revenues for the foreseeable future. Our business, prospects, financial condition or operating results could be harmed if other contractors eliminate or reduce their subcontracts or joint venture relationships with us because they choose to establish relationships with our competitors; they choose to directly offer services that compete with our business; the government terminates or reduces these other contractors’ programs; or the government does not award them new contracts.

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

In addition to any costs resulting from product warranties, contract performance or required corrective action, these failures may result in increased costs or loss of revenues if they result in customers postponing subsequently scheduled work, canceling contracts, or failing to renew contracts.

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

If We Fail to Comply with Complex Procurement Laws and Regulations, We Could Lose Business and Be Subject to Various Penalties or Sanctions.

We must comply with laws and regulations relating to the formation, administration, and performance of federal government contracts. These laws and regulations affect how we conduct business with our federal government contracts. In complying with these laws and regulations, we may incur additional costs. Non-compliance may also allow for the assignment of additional fines and penalties, including contractual damages. Among the more significant laws and regulations affecting our business are the following:

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
•
laws, regulations, and executive orders restricting the use and dissemination of information classified for national security purposes and the export of certain products, services, and technical data; and

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

If we fail to comply with these laws and regulations, we may also suffer harm to our reputation, which could impair our ability to win awards of contracts in the future or receive renewals of existing contracts. If we are subject to civil and criminal penalties and administrative sanctions or suffer harm to our reputation, our current business, future prospects, financial condition, or operating results could be materially harmed.

The government may also revise its procurement practices or adopt new contracting rules and regulations, including cost accounting standards, at any time. Any new contracting methods could be costly to satisfy, be administratively difficult for us to implement, and impair our ability to obtain new contracts.

Our Contracts and Administrative Processes and Systems Are Subject to Government Regulations, Audits and Cost Adjustments By the Federal Government, Which Could Reduce Our Revenue, Disrupt Our Business or Otherwise Adversely Affect Our Results of Operations.

Federal government agencies, including the Defense Contract Audit Agency (“DCAA”), the Defense Contract Management Agency, various inspectors general, the Defense Criminal Investigative Service, the Government Accountability Office, and the DOJ, routinely audit and investigate government contracts and government contractors’ administrative processes, and systems. These agencies review our performance on contracts, pricing practices, cost structure, and compliance with applicable laws, regulations and standards. They also review our compliance with government regulations and policies and the adequacy of our internal control systems and policies, including our purchasing, accounting, estimating, compensation, and management information processes and systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed, and any such costs already reimbursed must be refunded and certain penalties may be imposed.

DCAA audits for costs incurred on work performed after December 31, 2007 have not yet been completed. In addition, DCAA audits for costs incurred by our recent acquisitions for certain periods prior to acquisition have not yet been finalized.

An unfavorable outcome of an audit by the DCAA or another government agency may adversely affect our financial results. Moreover, if any of the administrative processes and systems are found not to comply with requirements, we may be subjected to increased government scrutiny and approval that could delay or otherwise adversely affect our ability to compete for or perform contracts or collect our revenue in a timely manner. Such possibilities include that:

•	we would be required to reimburse the government for amounts previously received;
•	our pricing on contracts may be prospectively reduced;
•	payments to us may be significantly delayed or withheld; and
•	our ability to compete may be impaired by negative audit reports or by the failure to receive audit reports.

If a government investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines, and suspension or debarment from doing business with the federal government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us.

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

As a result of the SBA set-aside program, the federal government may decide to restrict certain procurements only to bidders that qualify as minority-owned, small, or small disadvantaged businesses. As a result, we would not be eligible to perform as a prime contractor on those programs and in general would be restricted to no more than 49% of the work as a subcontractor on those programs. An increase in the amount of procurements under the SBA set-aside program may impact our ability to bid on new procurements as a prime contractor or restrict our ability to recompete on incumbent work that is placed in the set-aside program.

If Our Employees Engage in Misconduct or Other Improper Activities, Our Business Could Be Harmed.

We are exposed to the risk that employee fraud or other misconduct could occur. Misconduct by employees could include intentional failures to comply with federal government procurement regulations, engaging in unauthorized activities, or falsifying time records. Employee misconduct could also involve the improper use of our clients’ sensitive or classified information, which could result in regulatory sanctions against us and serious harm to our reputation. It is not always possible to deter employee misconduct, and the precautions we take to prevent and detect this activity may not be effective in controlling unknown or unmanaged risks or losses, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

We Are Involved in Litigation and Other Regulatory Matters Which, If Not Resolved in Our Favor, Could Harm Our Business.

We are involved in litigation matters which could have a material adverse effect on our business, financial position, results of operations and cash flow.

As a defense contractor, DRC is subject to many levels of audit and review from various government agencies, including the Defense Contract Audit Agency, various inspectors general, the Defense Criminal Investigation Service, the Government Accountability Office, the DOJ and Congressional committees. Both related to and unrelated to its defense industry involvement, DRC is, from time to time, involved in audits, lawsuits, claims, administrative proceedings, and investigations. We accrue for liabilities associated with these activities when it becomes probable that future expenditures will be made and such expenditures can be reasonably estimated. Except as noted below, we do not presently believe it is reasonably likely that any of these matters would have a material adverse effect on our business, financial position, results of operations, or cash flows. Our evaluation of the likelihood of expenditures related to these matters is subject to change in future periods, depending on then current events and circumstances, which could have material adverse effects on our business, financial position, results of operations, and cash flows.

Issuances of our securities are subject to federal and state securities laws, and certain holders of common stock issued by us may be entitled to rescind their purchases. Approximately 148,000 shares issued through DRC's employee stock purchase plan between July 2007 and May 2011, at purchase prices ranging from $6.63 to $14.12 per share, were not registered under the federal securities law.  We intend to offer to repurchase the approximately 119,000 shares that continue to be held by the original purchasers.  The cost to repurchase these shares would have exceeded market value by approximately $0.1 million based on the December 30, 2011 stock price.  If the fair market value of our common stock decreases before such repurchase, it may materially increase the cost to us for such repurchase, impacting our financial condition and cash flows.

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

We May Be Subject to Product Liability Claims.

Certain components sold by DRC are generally designed to operate as important elements of complex systems or products. Defects in our products could cause our customer’s product or systems to fail or perform below expectations. Although we attempt to contractually limit our liability for such defects or failures, we cannot assure you that our attempts to limit our liability will be successful. As such, we may be subject to claims for alleged performance issues related to our products. Such claims, if made, could damage our reputation and could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Our Financing Requirements May Increase and We Could Have Limited Access to Capital Markets.

Over the last several years, United States and worldwide capital and credit markets have experienced significant price volatility, dislocations, and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably. While we believe that our current resources and access to capital markets are adequate to support operations over the near term and foreseeable future, we cannot assure you that these circumstances will remain unchanged. Our need for capital is dependent on operating results and may be greater than expected. Our ability to maintain our current sources of debt financing depends on our ability to remain in compliance with covenants contained in our financing agreements, including, among other requirements, maintaining consolidated total leverage, consolidated senior leverage, and consolidated fixed charge coverage ratios. If changes in capital markets restrict the availability of funds or increase the cost of funds, we may be required to modify, delay or abandon some of our planned expenditures, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Fluctuations in our Operating Results and General Market Conditions May Affect the Price of Our Common Stock.

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

The stock market in recent years has experienced significant price and volume fluctuations that often have been unrelated or disproportionate to our operating performance, including:

•	decreases in our earnings and revenue or quarterly operating results;
•	changes in estimates by analysts;
•	repurchases of our common stock under a share repurchase program;
•	Market conditions in the industry;
•	announcements and new developments by competitors; and
•	regulatory reviews.

If there is a decrease in the price of our common stock, we may be required to make a larger than expected contribution to our legacy pension plan fund to enable the pension plan fund to meet its obligations to plan participants.  In addition, lower stock price could impair our ability to obtain financing to carry out our strategic plans.  Finally, a decrease in the fair market value of our common stock may increase the amount of cash payable by us for the repurchase of our shares.  Each of these consequences, in turn, could have an adverse impact on the our cash flow and liquidity.

We May Not Make or Complete Future Mergers, Acquisitions or Strategic Alliances or Investments Which May Adversely Affect Our Growth.  Additionally, Acquired Operations May Perform at Levels Below Our Financial Projections or We May Be Unable to Successfully Integrate the Acquired Operations.

We intend to continue to expand our operations through mergers, acquisitions or strategic alliances with businesses that will complement our existing business. However, we may not be able to find attractive candidates, or enter into acquisitions on terms that are favorable to us, or successfully integrate the operations of companies that we acquire. In addition, we may compete with other companies for these acquisition candidates, which could make an acquisition more expensive for us. Furthermore, our credit facilities contain certain restrictive covenants, such as limitations on investments, liens, and capital expenditures, that may make it more difficult to finance an acquisition that might otherwise be in our best interests.

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

We cannot assure that any acquisition will be made, that we will be able to obtain financing needed to fund any acquisitions and, if any acquisitions are so made, that the acquired business will be successfully integrated into our operations or that the acquired business will perform as expected. In addition, if we were to proceed with one or more significant strategic alliances, acquisitions, or investments in which the consideration consists of cash, a substantial portion of our available cash could be used to consummate the strategic alliances, acquisitions, or investments. The financial impact of acquisitions, investments and strategic alliances could have a material adverse effect on our business, financial condition, results of operations, and cash flows and could cause substantial fluctuations in our quarterly and annual operating results.

The Company Has Substantial Investments in Recorded Goodwill as a Result of Acquisitions, and Changes in Future Business Conditions Could Cause These Investments to Become Impaired, Requiring Substantial Write-Downs That Would Reduce the Company’s Operating Income.

As of December 31, 2011, goodwill accounted for $211.8 million, or approximately 65%, of the Company’s recorded total assets. The Company’s goodwill increased significantly as a result of the HPTi merger.  Under accounting principles generally accepted in the United States of America, the Company reviews its goodwill for impairment annually or when events or changes in circumstances indicate the carrying value may not be recoverable. A significant and sustained decrease in expected reporting unit cash flows or changes in market conditions would increase the risk of impairment of recorded goodwill.  If goodwill becomes impaired, the Company would record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill is determined, which may significantly reduce or eliminate our profits.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have not received any written comments from the staff of the Securities and Exchange Commission regarding our periodic or current reports that (1) were issued not less than 180 days before the end of our 2011 fiscal year, (2) remain unresolved, and (3) we believe are material.

ITEM 2.  PROPERTIES

As of December 31, 2011 we leased all of the facilities used in our operations totaling approximately 432,000 square feet, of which we subleased approximately 131,000 square feet.  We have principal offices in Andover, Massachusetts and in the Washington, D.C. area.  We believe that our facilities are adequate for our current needs.

ITEM 3.  LEGAL PROCEEDINGS

As a defense contractor, we are subject to many levels of audit and review from various government agencies, including the Defense Contract Audit Agency, Defense Contract Management Agency, various inspectors general, the Defense Criminal Investigation Service, the Government Accountability Office, the DOJ and Congressional committees. Both related to and unrelated to our defense industry involvement, we are, from time to time, involved in audits, lawsuits, claims, administrative proceedings and investigations. We accrue for liabilities associated with these activities when it becomes probable that future expenditures will be made and such expenditures can be reasonably estimated.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Market under the symbol “DRCO”. The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock, as reported by the NASDAQ Global Market. These market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	High	Low
Fiscal year ended December 31, 2011
First quarter	$17.18	$12.90
Second quarter	$16.63	$12.03
Third quarter	$14.94	$8.74
Fourth quarter	$11.50	$7.75

Fiscal year ended December 31, 2010
First quarter	$11.88	$9.92
Second quarter	$14.31	$9.79
Third quarter	$10.69	$8.58
Fourth quarter	$14.10	$10.10

As of March 6, 2012, there were 473 shareholders of record of our common stock.

Dividend Policy

We did not declare any cash dividends in the two years ended December 31, 2011 and do not intend to in the near future. Our present policy is to retain earnings and preserve cash for our future growth and development of our business.  In addition, our financing arrangements, as described in Note 8 of our “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K, restrict our ability to pay dividends.

Recent Sales of Unregistered Securities

On January 31, 2011, we issued 6,705 shares of our common stock and on April 29, 2011, we issued 6,098 shares of our common stock, in each case to certain of our employees under DRC’s employee stock purchase plan.  The shares sold on January 31 were sold at a price of $12.83 per share, and the shares sold on April 29 were sold at a price of $14.12 per share, for an aggregate purchase price of approximately $0.2 million.  No commissions or other fees were paid in connection with the issuance of those shares. The proceeds of these sales were used for general working capital purposes.  These shares were issued without an exemption from registration because we did not amend our Registration Statement on Form S-8 to permit the sale of additional shares.  Upon discovering this error, we ceased issuing shares under the plan until we registered the shares on August 31, 2011.  We intend to offer to repurchase the unregistered shares to the extent they continue to be held by the original purchasers.

Issuer Purchases of Equity Securities

The following table sets forth all purchases made by us or on our behalf by any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the fourth quarter of 2011.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (in millions)
October 1, 2011 to October 31, 2011	645	$9.83
November 1, 2011 to November 30, 2011	128	$9.24
December 1, 2011 to December 31, 2011	-	$-
Total	773	$9.73

(1)	Represents shares repurchased to cover option costs in connection with the exercise of stock options and payroll withholding taxes in connection with the vesting of restricted stock awards.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock from December 29, 2006 to December 30, 2011 with the cumulative total return of (i) the NASDAQ Composite U.S. Index and (ii) our industry peers. This graph assumes the investment of $100.00 at the closing price on December 29, 2006 in our common stock, the NASDAQ Composite U.S. Index and our industry peers, and assumes any dividends are reinvested.

	December 31,
	2006	2007	2008	2009	2010	2011
Dynamics Research Corporation	$100.00	$110.97	$82.05	$108.82	$137.44	$116.31
NASDAQ Stock Market (US Companies)	$100.00	$109.81	$65.29	$93.95	$109.84	$107.86
Peer Group	$100.00	$109.51	$113.58	$111.37	$101.08	$85.31

The performance in the above graph is not necessarily indicative of future stock price performance.  Our peer group consists of industry peers with which we compete, including, Booz Allen Hamilton, Inc., CACI International, Inc., ICF International, Inc., ManTech International Corp., NCI, Inc., SAIC, Inc., and VSE Corp.

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

Income Statement Data

	Year Ended December 31,
(dollars in thousands, except per share data)	2011(1)	2010	2009	2008(1)	2007
Revenue	$322,597	$272,065	$268,661	$236,796	$224,676
Gross profit	$56,630	$43,890	$44,967	$38,994	$37,160
Operating income (loss)	$26,369	$20,815	$17,908	$(150)	$13,104
Income (loss) from continuing operations	$11,457	$12,313	$10,313	$(1,084)	$7,413
Income (loss) from discontinued operations	-	392	(141)	(171)	(311)
Net income (loss)	$11,457	$12,705	$10,172	$(1,255)	$7,102

Earnings (loss) per share - Basic
Income (loss) from continuing operations before cumulative effect of accounting change	$1.13	$1.24	$1.08	$(0.11)	$0.79
Income (loss) from discontinued operations	-	0.04	(0.02)	(0.02)	(0.03)
Net earnings (loss) per share - Basic	$1.13	$1.28	$1.06	$(0.13)	$0.76

Earnings (loss) per share - Diluted
Income (loss) from continuing operations before cumulative effect of accounting change	$1.12	$1.22	$1.06	$(0.11)	$0.77
Income (loss) from discontinued operations	-	0.04	(0.02)	(0.02)	(0.03)
Net earnings (loss) per share - Diluted	$1.12	$1.26	$1.04	$(0.13)	$0.74

Net cash provided by operating activities from continuing operations	$25,972	$41,331	$8,208	$18,582	$3,487
Less: additions to property and equipment	(1,714)	(4,449)	(5,185)	(1,973)	(1,676)
Free cash flow(2)(8)	$24,258	$36,882	$3,023	$16,609	$1,811
Free cash flow yield(2)(8)	7.5%	13.6%	1.1%	7.0%	0.8%
Depreciation	$3,823	$3,564	$2,987	$2,961	$2,869
Adjusted EBITDA(3)(8)	$35,819	$26,415	$24,951	$20,757	$20,549
Adjusted EBITDA, as a percent of revenue	11.1%	9.7%	9.3%	8.8%	9.1%

Balance Sheet Data

	As of December 31,
(dollars in thousands, except per share data)	2011(1)	2010	2009	2008(1)	2007
Total assets	$323,560	$198,216	$203,601	$208,930	$149,953
Other long-term liabilities	$33,066	$27,067	$31,936	$30,286	$8,576
Total debt	$114,828	$22,000	$31,973	$38,000	$7,737
Stockholders’ equity	$114,321	$107,185	$94,096	$81,475	$96,504
Tax rate(4)	41.4%	39.0%	37.8%	29.5%	40.2%
Return on invested capital(5)(8)	9.7%	12.8%	8.8%	(0.1)%	7.7%
Stockholders’ equity per share(6)(8)	$11.08	$10.68	$9.48	$8.42	$10.15
Return on stockholders’ equity(7)(8)	10.0%	11.9%	10.8%	(1.5)%	7.4%
Funded backlog	$183,336	$133,516	$158,518	$146,619	$115,155
Number of shares outstanding	10,321,749	10,040,029	9,923,357	9,674,512	9,509,849

(1)	Amounts include results of operations of HPTi (acquired June 30, 2011) and Kadix (acquired August 1, 2008) for the periods subsequent to the acquisitions.

(2)
Free cash flow is defined as presented, representing net cash provided by operating activities less additions to property and equipment.  Free cash flow yield is defined as free cash flow as a percent of revenue.

(3)	As presented, adjusted EBITDA is defined as follows:

	Year Ended December 31,
(in thousands)	2011	2010	2009	2008	2007
Net income (loss)	$11,457	$12,705	$10,172	$(1,255)	$7,102
Loss (income) from discontinued operations	-	(392)	141	171	311
Income (loss) from continuing operations	11,457	12,313	10,313	(1,084)	7,413
Add:
Interest expense, net	6,928	1,084	2,024	1,423	1,541
Provision (benefit) for income taxes	8,106	7,871	6,262	(454)	4,979
Depreciation expense	3,823	3,564	2,987	2,961	2,869
Amortization expense	3,792	1,541	3,305	2,620	2,602
Share-based compensation	686	718	736	1,148	1,640
Transaction costs, net of amounts included in net interest expense	1,703	-	-	-	-
Litigation provision	-	-	-	14,819	181
Less: amortization of deferred gain on sale of building	(676)	(676)	(676)	(676)	(676)
Adjusted EBITDA	$35,819	$26,415	$24,951	$20,757	$20,549

(4)	The tax rate is calculated by dividing provision (benefit) for income taxes by income (loss) from continuing operations before provision for income taxes.

(5)
Return on invested capital is calculated by dividing operating income (loss), net of related income taxes, by invested capital.  Income taxes related to operating income (loss) is calculated by multiplying operating income (loss) times the tax rate.  Invested capital is the sum of total debt and shareholders' equity, minus cash, normalized for the investment made for acquisitions during the year.

On June 30, 2011, the Company purchased HPTi at a price of $145.3 million, net of cash acquired. Invested capital for 2011 was reduced by $72.6 million, or 6/12 of the total purchase price, as the operating results of the acquired business were not reflected in the Company’s operating results for the first six months of 2011.  On August 1, 2008, the Company purchased Kadix at a price of $47.3 million. Invested capital for 2008 was reduced by $27.6 million, or 7/12 of the total purchase price, as the operating results of the acquired business were not reflected in the Company’s operating results for the first seven months of 2008.

(6)	Stockholders’ equity per share is calculated by dividing ending stockholders’ equity by the number of shares outstanding at the end of the period.

(7)	Return on stockholders’ equity is calculated by dividing net income by ending stockholders equity.

(8)	See Non-GAAP Financial Measures below for additional information.

NON-GAAP FINANCIAL MEASURES

We are providing certain non-GAAP financial measures to supplement the consolidated financial statements prepared under generally accepted accounting principles in the United States (“GAAP”) in order to assist investors in assessing our financial results.

We believe adjusted EBITDA, adjusted EBITDA as a percentage of revenue, Free Cash Flow and Free Cash Flow Yield are commonly used measures of financial performance. These measures should not be construed as alternative measures of net income, income from continuing operations, or cash flows.  When assessing our financial results investors should evaluate each adjustment to reported GAAP financial measures in the reconciliations provided as additional information and not use these non-GAAP financial measures as alternatives to reported GAAP financial measures.

We have calculated adjusted EBITDA to conform with the definition of EBITDA provided in our loan agreements to help investors understand that component of our debt covenant calculations.  We may have calculated EBITDA differently than it is calculated by other companies. In the calculation of adjusted EBITDA we have excluded the litigation settlement charge incurred in 2008 and 2007 and its related tax effect that management believes is unusual in amount and outside of our ongoing operations for the periods presented.

We believe free cash flow is a useful adjunct to cash flow from operating activities and other measurements under GAAP, since free cash flow is a meaningful measure of our ability to fund acquisition and development activities and meet our debt service requirements. Free cash flow yield is calculated by dividing free cash flow by revenue.

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

Our go-to-market strategy is sharply focused within each of four dimensions:

•
Solutions.  We deliver five high-value, differentiated solutions to our clients:  business transformation, information technology, training and performance support, management services, and science and engineering services.  We believe our solutions align well with the needs of our government customers today who require improved efficiencies and effectiveness, and face procurement reform, transformational and technology based changes, and ongoing, changing security threats.

•
Markets and Customers.  We target markets which are based on long-term market force drivers that have sustained demand for our services.  We select specific customers from government agencies in our target growth markets with needs that well match the solutions we provide.  Currently our target growth markets include homeland security, healthcare, cyber security, intelligence, and financial/regulatory reform.

•
Prime Government and Agency-Wide Contracts.  We hold a portfolio of government and agency-wide multiple award schedule ID/IQ task order contracts.  Today, these types of contracts are the federal government’s preferred means of procurement for services.

•	Acquisitions. We use acquisitions, funded through both operationally generated cash and leverage, to strengthen our position in our target growth markets.

On June 30, 2011, we completed the merger of HPTi for $143 million in cash plus net working capital of $3.4 million.  HPTi is a leading provider of high-end technology services to the federal healthcare and military technology markets. The merger strengthens and expands the Company’s market presence as a provider of high-end services and solutions in the federal market.

Market

We believe we are well positioned in growth segments of the federal market with differentiated solutions, which are well aligned with customer needs and a broad portfolio of contract vehicles.  We anticipate increasing demand for services, which create a leaner, more efficient government.  These solutions include cloud and mobile computing, cyber security, health informatics, data analytics, business transformation and data center consolidation.

In 2011, we generated 95% of our revenue from contracts with the United States government, either as a prime contractor or as a subcontractor.  As a result we are significantly impacted by trends and changes in federal expenditures and procurement policies.  The U.S. government deficit,  budgetary challenges and efforts to curtail expenditures are on-going and reflected in (i) the Budget Control Act of 2011, which increased the debt ceiling and enacted 10-year discretionary spending caps and automatic spending cuts, referred to as sequestration, which will require $1.2 trillion of spending cuts over 10 years, if not amended by Congress and the President, (ii) the Defense Strategic Guidance, issued on January 5, 2012 which outlines fundamental changes in strategy- a force, which is smaller, leaner but agile, flexible and technologically advanced, and (iii) the President’s budget submission for the fiscal year beginning October 1, 2012.  Additionally, sizeable mandatory outlays for social security and medical programs in the face of large budget deficits indicate that federal discretionary spending will remain under pressure.

Overall, the President’s information technology budget request of $78.9 billion for fiscal year 2013 is down slightly from the fiscal year 2012 enacted budget, reflecting reductions in defense and intelligence budgets and increases in civilian agencies such as the Departments of Treasury, Veterans Affairs and Education.

We have seen and anticipate continued impacts from government budget management initiatives, the specific timing and effects of which may be not be predictable, such as:

•	Program delays, cuts and terminations,
•	fewer new program starts,
•	intensified price competition for new business and re-competes of current business, and
•	pressure to reduce dependency on service contractors and set more work aside for small and socially disadvantaged businesses.

These events may result in (i) new business contract wins being lower than expected or needed to sustain growth, (ii) ending of or reductions to current programs and contracts, and (iii) lower profit margins as a result of pricing pressure and the need to invest in winning new and retaining existing business – all of which may adversely affect our results of operations and financial condition.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There are specific business risks to the industries in which we operate. These risks include: estimates of costs to complete contract obligations, changes in government policies and procedures, government contracting issues, and risks associated with technological development. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. We continually evaluate our estimates, judgments and assumptions based on available information.  Estimates and assumptions also affect the amount of revenue and expenses during the reported period. Actual results could differ from those estimates.

We base our estimates on historical experience and various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities. The use of alternative estimates and assumptions and changes in business strategy or market conditions may significantly impact our assets or liabilities, and potentially result in a different impact to our results of operations.  We believe the following critical accounting policies affect the more significant accounting areas particularly those that involve judgments, estimates, and assumptions used in the preparation of our consolidated financial statements.

Revenue Recognition

Our revenues consist primarily of services provided by our employees and the pass through of costs for materials and subcontract efforts under contracts with government customers.  These contracts have different terms based on the scope and complexity of the engagement, the terms of which frequently require us to make judgments and estimates in recognizing revenue.  Costs of services consist mainly of compensation expenses for program personnel, the fringe benefits associated with the compensation and other direct expenses to complete programs including the cost of materials and subcontract efforts.  The labor based services provided to our customers are delivered under time and materials, cost reimbursable, and fixed-price contracts including service-type contracts.  These services are delivered to government customers primarily through single element arrangements under time and material and cost reimbursable contracts.

We recognize revenue under ASC 605-35, Revenue Recognition: Construction-Type and Production-Type Contracts, which provides revenue recognition guidance for contracts where services are performed to customer specifications.  ASC 605-35-15-4 covers arrangements that include fixed price contracts, time and materials contracts, as well as the cost type contracts which represent the type of arrangements that we enter into with our customers.

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

Revenue from service-type fixed-price contracts is recognized ratably over the contract period or by other appropriate output methods to measure service provided, and contract costs are expensed as incurred. Under fixed-price contracts, other than service-type contracts, revenue is recognized primarily under the percentage of completion method. Under this method, we recognize estimated contract revenue and resulting income based on costs incurred to date as a percentage of total estimated costs as we consider this model best reflects the economics of these contracts. The risk on fixed-price contracts is that actual costs may exceed estimated costs to complete.

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

Goodwill and Other Intangible Assets

With the acquisitions of HPTi, Kadix, and other businesses, we acquired goodwill and other intangible assets. The identification and valuation of these intangible assets and the determination of the estimated useful lives at the time of acquisition, as well as the completion of annual impairment tests, require significant management judgments and estimates. These estimates are based on, among other things, consultations with an accredited independent valuation firm and reviews of projected cash flows.

We test goodwill for impairment on an annual basis or if an event occurs or circumstances change that would more likely than not reduce the fair value of our goodwill below its carrying value. We estimate fair value for our goodwill impairment test by employing three different methodologies to calculate a fair value and then weighting the outputs to arrive at an estimated fair value. The valuation methods utilized include a comparison to comparable industry companies, market value, application of a control premium and discounted cash flows.  The determination of relevant comparable industry companies impacts our assessment of fair value. Should our operating performance change in comparison to these companies or should the valuation of these companies change, this could impact our assessment of the fair value of the reporting unit. Our discounted cash flow analysis factors in assumptions on revenue and expense growth rates. These estimates are based upon our historical experience and projections of future activity, factoring in customer demand, changes in technology and a cost structure necessary to achieve the related revenues. Additionally, the discounted cash flow analysis factors in expected amounts of working capital and weighted average cost of capital. The market value factor is primarily driven by the underlying value of our common stock, which can vary significantly depending upon a number of factors, such as overall market conditions and our estimated future profitability. The control premium is based on the premium paid in transactions occurring in the past three years by acquirers of publicly traded companies who provide management and information technology services to the federal government, which are similar to the services provided by the Company.  The control premium may vary based upon business, industry and other market conditions. Changes in judgments on any of these factors could materially impact the fair value of our goodwill thereby increasing the risk of impairment of recorded goodwill.

We operate in the government IT consulting marketplace which has historically been characterized by high visibility of future revenue streams, profitability and generally consistent positive cash flows. Long-term industry trends and other business considerations, such as those outlined in the Risk Factors section of our Form 10-K can have a favorable or unfavorable effect on future cash flows. These trends and business considerations include our concentration of business with the federal government, competitive bidding for contracts, and the mix of contract types into which we enter.

As a result of the annual impairment test performed as of November 30, 2011, we determined that the carrying amount of the reporting unit did not exceed its fair value and, accordingly, did not record a charge for impairment. The fair value of the reporting unit exceeded carrying value by approximately 31%.  We updated our analysis as of December 31, using our most recent and updated projections.  Our updated assessment indicated that there was no deterioration in the excess of fair value over the carrying value of goodwill.  However, we are unable to assure that goodwill will not be impaired in subsequent periods. As of December 31, 2011 and 2010, we had recorded goodwill and other intangible assets of $230.5 million and $100.2 million, respectively, in the Consolidated Balance Sheets.

Income Taxes and Deferred Taxes

Tax provisions are completed based on the asset and liability method.  As part of our process of preparing consolidated financial statements, management is required to estimate the provision for income taxes, deferred tax assets and liabilities and future taxable income for purposes of assessing our ability to realize any future benefits from deferred taxes. This process involves estimating the current tax liability and assessing temporary and permanent differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Consolidated Balance Sheets. We had a net deferred liability of $2.9 million at December 31, 2011 compared to $1.8 million at December 31, 2010.

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

We must also assess the likelihood that our deferred tax asset will be recovered from future taxable income and, to the extent a recovery is not likely, a valuation allowance must be established. On both December 31, 2011 and 2010, we determined that a valuation allowance was not required.

Pension Obligations

Accounting and reporting for our pension plan requires the use of assumptions, including the discount rate and expected rate of return on assets. These assumptions are used by our independent actuary to determine the value of our pension obligations and allocate this cost to the service periods. The actuarial assumptions used to calculate pension costs are determined and reviewed annually by management after consulting with outside investment advisors and actuaries.

The discount rate represents the estimated rate at which we could effectively settle our pension benefit obligations. In order to estimate this rate for 2011, future expected cash flows of the plan were matched against the Towers Watson RATE:Link yield curve to produce a single discount rate.  For 2010 and 2009, the rate of discount was determined using the spot rate of matching duration from the Citigroup Pension Discount Curve. We changed to the Towers Watson RATE:Link discount curve in 2011 to obtain more transparency into the underlying securities. As of December 31, 2011, the pension plan’s measurement date, the weighted average discount rate used to determine the benefit obligations and the net periodic benefit costs was 4.75% and 5.25%, respectively. A decrease of 50 basis points in the discount rate would have resulted in an increase in annual pension expense by approximately $0.1 million.

The assumed expected rate of return on plan assets, which is the average return expected on the funds invested or to be invested to provide future benefits to pension plan participants, is determined by an annual review of historical long-term asset returns and consultation with outside investment advisors. The weighted average expected rate of return for 2011 was 8.3%. A decrease of 50 basis points in the expected rate of return would have resulted in an increase in annual pension expense by approximately $0.3 million.

If assumptions differ materially from actual results in the future, our obligations under the pension plan could also differ materially, potentially requiring us to record an additional pension liability and record additional pension costs. An actuarial valuation of the pension plan is performed each year. The results of this actuarial valuation are reflected in the accounting for the pension plan upon determination. On December 31, 2011 and 2010, we recorded a pension liability of $27.1 million and $20.7 million, respectively, in the Consolidated Balance Sheet that represented the underfunded benefit obligation.

Litigation, Commitments and Contingencies

We are subject to a range of claims, lawsuits, and administrative proceedings that arise in the ordinary course of business. Estimating liabilities and costs associated with these matters requires judgment and assessment based upon professional knowledge and experience of management and its internal and external legal counsel. Amounts are recorded as charges to earnings when management, after taking into consideration the facts and circumstances of each matter, including any settlement offers, has determined that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The ultimate resolution of any such exposure to us may vary from earlier estimates as further facts and circumstances become known.

RESULTS OF OPERATIONS

Operating results and results expressed as a percentage of total revenues are as follows:

	Year Ended December 31,
(in millions)	2011		2010		2009
Revenue	$322.6		$272.1		$268.7
Gross profit	$56.6	17.6%	$43.9	16.1%	$45.0	16.7%
Selling, general and administrative	26.5	8.2%	21.5	7.9%	23.8	8.8%
Amortization of intangible assets	3.8	1.2%	1.5	0.6%	3.3	1.2%
Operating Income (1)	26.4	8.2%	20.8	7.7%	17.9	6.7%
Interest expense, net	(6.9)	(2.1)%	(1.1)	(0.4)%	(2.0)	(0.8)%
Other income, net	0.1	0.0%	0.5	0.2%	0.7	0.3%
Provision for income taxes(2)	8.1	41.4%	7.9	39.0%	6.3	37.8%
Gain (loss) on discontinued operations	-	0.0%	0.4	0.1%	(0.1)	(0.1)%
Net income (1)	$11.5	3.6%	$12.7	4.7%	$10.2	3.8%

(1)	Totals may not add due to rounding.

(2)	The percentage for provision (benefit) for income taxes relate to a percentage of income before provision for income taxes.

Revenue

Total revenue increased by $50.5 million, or 18.6% in 2011 compared to 2010, and $3.4 million, or 1.3% in 2010 compared to 2009.  Revenue growth on a pro forma basis was 3.8% in 2011 compared to 2010.  Pro forma revenue growth for 2011 was calculated by including HPTi’s 2010 revenue of $90.5 million in the prior period and included HPTi’s first half of 2011 revenue of $53.6 million in the current period.

During the fourth quarter of 2011, we saw evidence of aggressive government cost-cutting initiatives that impacted several very successful programs, which completed in the fourth quarter of 2011, where clients deferred or cancelled follow-on awards due to cost-cutting efforts.  The reduction in annual revenue from these completed programs totaled approximately $30 million, which has impacted our outlook for 2012.

Revenues were earned from the following sectors:

	Year Ended December 31,
(in millions)	2011		2010		2009
National defense and intelligence agencies	$205.7	63.8%	$179.7	66.1%	$163.2	60.8%
Homeland security	48.7	15.1	50.5	18.5	54.6	20.3
Federal civilian agencies (1)	53.4	16.6	23.9	8.8	26.5	9.9
Total revenue from federal agencies	307.8	95.4	254.1	93.4	244.3	90.9
State and local government agencies	14.7	4.6	17.9	6.6	24.0	8.9
Other	0.0	0.0	0.1	0.0	0.3	0.1
Total revenue (1)	$322.6	100.0%	$272.1	100.0%	$268.7	100.0%

(1)	Totals may not add due to rounding.

Federal agency revenue increased $53.7 million, or 21.2% in 2011 compared to 2010, and $9.8 million, or 4.0% in 2010 compared to 2009.  The increase in our revenues from federal agencies in 2011 was primarily due to added revenue from the HPTi merger.  Federal agency revenues derived from our target growth markets were the primary reason for the increase in total revenues in 2010.  Currently our target growth markets include homeland security, healthcare, cyber security, intelligence and financial/regulatory reform.

Over the three years ended 2011, we experienced a reduction in positions and approximately a $21 million reduction in annual revenue from in-sourcing.

The decrease in revenues from state and local government agencies in 2011 and 2010 compared to the respective prior year periods was due to the deployment of the State of Tennessee child welfare system contract in September 2010.  Revenues from the State of Tennessee contract were $0.6 million, $5.2 million and $14.3 million in 2011, 2010 and 2009, respectively.

Revenues by contract type as a percentage of revenues were as follows:

	Year Ended December 31,
	2011	2010	2009
Fixed price, including service type contracts	48%	47%	40%
Time and materials	32	32	42
Cost reimbursable	20	21	18
	100%	100%	100%

Prime contract	79%	73%	71%
Sub-contract	21	27	29
	100%	100%	100%

Prime contract revenues increased in 2011 and 2010 compared to prior year periods as a result of an increasing portion of contracts awarded under DRC’s agency-wide multiple award schedule ID/IQ contracts.

Backlog and Bookings

Our backlog position was as follows:

	Year Ended December 31,
(in millions)	2011	2010	2009
Backlog:
Funded	$183.3	$133.5	$158.5
Unfunded	618.6	267.4	276.0
Total	$801.9	$400.9	$434.5
Funded Bookings	$336.1	$272.1	$282.3

Funded bookings generated a book-to-bill ratio of approximately 1.0 to 1.0 in 2011 and 2010, and 1.1 to 1.0 in 2009.  The ending funded backlog as of December 31, 2011, 2010, and 2009 covered approximately 6.2 months, 5.7 months, and 7.2 months of revenue, respectively. We expect that substantially all of our funded backlog at December 31, 2011 will generate revenue during the year ending December 31, 2012. The funded backlog generally is subject to possible termination at the convenience of the contracting party. Contracts are generally funded on an annual basis or incrementally for shorter time periods.

Gross Profit

Our gross profit on revenue was $56.6 million, $43.9 million, and $45.0 million in 2011, 2010, and 2009, respectively, resulting in a gross margin of 17.6% in 2011, 16.1% in 2010 and 16.7% in 2009. HPTi provides a highly differentiated labor content in their services which generates stronger margins.  As a result, the 2011 consolidated results of HPTi and DRC produced higher gross profit margins than in 2010.  The decrease in gross profit in 2010 compared to 2009 was primarily due to lower direct labor content of revenue which resulted primarily from the government’s in-sourcing initiative partially offset by indirect cost efficiencies including labor related and facilities efficiencies.  We recorded severance costs of $1.7 million, $0.8 million, and $1.0 million in cost of revenue in 2011, 2010 and 2009, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $26.5 million, $21.5 million, and $23.8 million in 2011, 2010, and 2009, respectively.  Selling, general and administrative expenses as a percent of total revenue was 8.2%, 7.9%, and 8.8% for 2011, 2010, and 2009, respectively.  The increase in selling, general and administrative expenses was primarily due to added costs from HPTi and additional legal and accounting fees and expenses resulting from acquisition and financial activity.  Selling, general and administrative expenses in 2011 included transaction-related costs of $1.7 million.  The decrease in selling, general and administrative expenses in 2010 compared to 2009 was primarily due to lower legal fees, business development costs, facility costs and administrative staffing costs.

Amortization of Intangible Assets

Amortization expense was $3.8 million, $1.5 million, and $3.3 million in 2011, 2010, and 2009, respectively.  The increase in amortization expense in 2011 compared to 2010 was due to $20 million of acquired intangible assets from the HPTi merger. The decrease in amortization expense in 2010 compared to 2009 primarily relates to the intangible assets acquired from our 2004 acquisition of Impact Innovations Group which was fully amortized in the third quarter of 2009.  We anticipate 2012 amortization expense of $4.1 million.

Interest Expense, net

Net interest expense was $6.9 million, $1.1 million, and $2.0 million in 2011, 2010, and 2009, respectively.  The increase in interest expense in 2011 compared to 2010 was primarily due to the higher outstanding debt borrowings and interest rates, as well as the payoff of the interest rate swap and the write off of deferred financing costs totaling $0.5 million in the second quarter of 2011.  The decrease in interest expense in 2010 compared to 2009 was due to lower debt levels and interest rates during 2010.  We recorded approximately $0.1 million of interest income in each of the three years ended in 2011.

Other Income, net

Other income consists of our portion of earnings and losses in HMRTech, LLC, a small disadvantaged business in which we own a 40% interest, gains and losses realized from our deferred compensation plan and results from other non-operating transactions, all of which were immaterial to our results.

Provision for Income Taxes

We recorded income tax provisions of $8.1 million, $7.9 million, and $6.3 million in 2011, 2010, and 2009, respectively. The effective income tax rate was 41.4% in 2011 compared to 39.0% in 2010 and 37.8% in 2009.  We recorded a tax refund of $0.3 million in the first quarter of 2010 related to 2003 tax deductions.  Absent the refund, the Company’s effective tax rate in 2010 was 40.2%.  The 2009 effective rate was favorably affected by an adjustment to our unrecognized tax benefits and a reduction in state tax expense associated with the filing of prior year tax returns.

Gain (Loss) on Discontinued Operations

During the third quarter of 2010, we sold Metrigraphics for consideration of $2.5 million, which was previously classified as held for sale and accounted for as a discontinued operation.  We recorded a gain from discontinued operation, net of taxes, of $0.4 million in 2010 and a loss, net of taxes, of $0.1 million in 2009.

Shares Used in Computing Earnings (Loss) Per Share

Weighted average common shares outstanding and common equivalent shares totaled 10.2 million, 10.1 million, and 9.8 million for the years ended December 31, 2011, 2010, and 2009, respectively. The increase in shares for both periods was due to the issuance of common stock, primarily through employee stock plan transactions.

LIQUIDITY AND CAPITAL RESOURCES

The following discussion analyzes liquidity and capital resources by operating, investing, and financing activities as presented in our Consolidated Statements of Cash Flows. Our principal sources of liquidity are cash flows from operations and borrowings from our revolving credit agreement.

Our results of operations, cash flows, and financial condition are subject to trends, events, and uncertainties, including demands for capital to support growth, economic conditions, government payment practices, and contractual matters. Our need for access to funds is dependent on future operating results, our growth and acquisition activity, and external conditions.

We have evaluated our future liquidity needs, both from a short-term and long-term basis.  We believe we have sufficient funds to meet our working capital and capital expenditure needs for the short-term. Cash on hand plus cash generated from operations along with cash available under our credit lines are expected to be sufficient in 2012 to service debt, finance capital expenditures, pay federal and state income taxes, and fund expected pension plan contributions, if necessary. To provide for long-term liquidity, we believe we can generate substantial positive cash flow, as well as obtain additional capital, if necessary, from the use of debt or equity. In the event that our current capital resources are not sufficient to fund requirements, we believe our access to additional capital resources would be sufficient to meet our needs.

With the HPTi merger, we have utilized our access to capital resources to acquire a business that aligns with our growth strategy.  In the long-term, we believe that selective acquisitions are an important component of our growth strategy and we may acquire, from time to time, businesses or contracts that are aligned with our core capabilities and which complement our customer base.

At December 31, 2011 and 2010, we had cash and cash equivalents aggregating $3.9 million and $30.2 million, respectively.  The primary reason for this reduction in cash and cash equivalents is because of the use of cash for the acquisition of HPTi.

Operating Activities

Net cash provided by operating activities from continuing operations of $26.0 million during 2011 was primarily attributable to net earnings realized.  Net cash provided by operating activities from continuing operations totaled $41.3 million and $8.2 million in 2010 and 2009, respectively.

Cash flows from net contract receivables decreased $3.8 million in 2011 compared to 2010.  Billed receivables represented $1.8 million and unbilled receivables represented $2.0 million of the total net contract receivable decrease. Contract receivables days sales outstanding (“DSO”), was 68 days at December 31, 2011 and 62 days at December 31, 2010.  Federal business DSO, which excludes the effect of state contracts, was 60 days at December 31, 2011 and 55 days at December 31, 2010.

Our net deferred tax liability was $2.9 million at December 31, 2011 compared to $1.8 million at December 31, 2010. The increase in the net deferred tax liability was primarily due to the increase in unbilled receivables and fixed assets and intangibles, partially offset by an increase in net deferred tax asset related to pension activity.  During 2011, we paid $2.5 million in income taxes, net of refunds, compared to $6.2 million in 2010.

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

Share-based compensation was $0.7 million in each of 2011, 2010, and 2009.  As of December 31, 2011 the total unrecognized compensation expense related to restricted stock awards was $0.6 million which is expected to be amortized over approximately 1.9 years, and the unrecognized compensation expense related to stock option awards was $0.1 million which is expected to be amortized over approximately 1.5 years.

Non-cash amortization expense of our acquired intangible assets was $3.8 million in 2011, $1.5 million in 2010, and $3.3 million in 2009.  We anticipate that non-cash expense for the amortization of intangible assets will increase to approximately $4.1 million in 2011 reflecting the effect of a full year of amortization from the HPTi merger.

Our defined benefit pension plan was underfunded by $27.1 million and $20.7 million at December 31, 2011 and 2010, respectively.  The increase in the plan’s underfunded status in 2011 was primarily attributable to unfavorable asset performance and the decrease in discount rate used to determine benefit obligations.  We contributed $3.9 million to fund the pension plan in 2011 and recorded pension expense of $0.2 million, $0.8 million, and $1.6 million in 2011, 2010, and 2009, respectively.  The decrease in pension expense was primarily due to pension plan contributions in 2010 and 2011 and favorable asset performance in 2010.  We expect to contribute $5.5 million to fund the pension plan in 2012 and anticipate pension expense to be approximately $0.9 million in 2012.

Investing Activities

Net cash used in investing activities from continuing operations of $144.4 million during 2011 was primarily attributable to cash used of $142.9 million to purchase HPTi.  Net cash used in investing activities from continuing operations was $2.1 million in 2010 and $9.0 million in 2009.

Capital expenditures for the purchase of property and equipment were $1.7 million, $4.4 million, and $5.2 million in 2011, 2010, and 2009, respectively.  We expect discretionary capital expenditures in 2012 to be in the range of $2 million to $4 million.

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

During 2011, we repaid $30.0 million of the senior term loan, including $24.5 million of prepayments.  For the next twelve months, our new term loan requires quarterly repayments totaling $12.4 million.  We expect operating cash flows will exceed these required repayments.  We will continue to consider prepaying senior debt with excess cash flow.  At December 31, 2011, the borrowing capacity available under our revolver was $19.1 million.

At December 31, 2011, we were in compliance with our loan covenants.  Our most stringent financial covenant is the fixed charge coverage ratio.  This covenant requires us to maintain a ratio of adjusted consolidated EBITDA to adjusted consolidated interest expense of not less than 1.25 to 1.00.  At December 31, 2011, our fixed charge coverage ratio was 1.72 to 1.00.  This fixed charge coverage ratio is tested on a quarterly basis and is measured on a trailing four fiscal quarter basis.

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

Approximately 148,000 shares issued through DRC's employee stock purchase plan between July 2007 and May 2011, at purchase prices ranging from $6.63 to $14.12 per share, were not registered under the federal securities law.  We intend to offer to repurchase the approximately 119,000 shares that continue to be held by the original purchasers.  The amount of cash expected to be paid to the original purchasers for the repurchase of these shares is approximately $1.2 million. The cost to repurchase these shares would have exceeded market value by $0.1 million based on the December 30, 2011 stock price.  If the fair market value of our common stock decreases before such repurchase, it may materially increase the cost to us for such repurchase, impacting our financial condition and cash flows.

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

During 2011, the average outstanding balance of our term loans was $64.5 million at a weighted average interest rate of 3.91% compared to $26 million at a weighted average interest rate of 3.76% in 2010 and $34.0 million at a weighted average interest rate of 4.27% in 2009.  In addition, the interest rate of our $40.0 million subordinated loan was 13.0% which was outstanding during the last half of 2011.  The average daily borrowing on our revolver for 2010 was $1.0 million at a weighted average interest rate of 3.25% and $3.2 million at a weighted average interest rate of 3.25% in 2009.

During 2011, net cash provided by financing activities of $92.2 million represented proceeds of $144.0 million from our senior term loan and subordinated debt agreements and proceeds of $1.8 million from the issuance of common stock through stock plan transactions, partially offset by repayments under the term loans of $52.0 million and $1.9 million in payments of deferred financing costs.

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

Off-Balance Sheet Arrangements

We did not utilize or employ any off-balance sheet arrangements during the three years ended December 31, 2011, defined as (i) an obligation under a guarantee contract with certain characteristics, (ii) a retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement, (iii) an obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument but for the fact that it is indexed to the issuer’s stock and classified as shareholders’ equity, or (iv) an obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity.

Contractual Obligations

Our contractual obligations as of December 31, 2011 consist of the following:

	Payments Due By Period
		Less
		than	Two to	Four to
		one	three	five
(in millions)	Total(1)	year	years	years	Thereafter
Long-term debt payments	$120.0	$12.4	$31.6	$36.0	$40.0
Interest payments	30.9	6.7	11.2	10.4	2.6
Operating lease payments	46.7	9.9	16.4	12.9	7.5
Total contractual obligation payments	$197.6	$29.0	$59.2	$59.3	$50.1
Contractually obligated operating lease receipts	$6.9	$1.7	$3.5	$1.7	$-

(1)	Totals may not add due to rounding.

The contractual amounts above related to interest payments includes the portion of interest contractually due on our senior term loan that is tied to the interest rate swap and interest payments on our subordinated debt.  Interest due on our senior term loan that is not tied to the interest rate swap is not included because those interest rates are not fixed.

The interest rate swap agreement effectively fixes a portion of the senior term loan’s principal balance at an interest rate of 4.68%.  At December 31, 2011 the amount of principal of the senior term loan tied to the interest rate swap was $37.3 million and the applicable margin was 4.00%.

The $40.0 million outstanding principal amount on the subordinated loan is due and payable on June 30, 2017, the maturity date of the loan.  A prepayment penalty will be imposed if any of the principal amount is paid on or before June 30, 2016.  The interest rate on the subordinated loan is 13% per annum and is paid quarterly.  At the Company’s option, the amount of interest due representing up to 1% of the 13% may be used to increase the outstanding subordinated loan balance in lieu of cash payment, which the Company has not elected to date.

We may be required to make cash outlays related to our unrecognized tax benefits.  However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities.  Accordingly, unrecognized tax benefits, including interest and penalties of $0.5 million as of December 31, 2011, have been excluded from the contractual obligations table above.  For further information on unrecognized tax benefits, see Note 7 of our “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K.

Contingencies

We are a party to litigation as referenced in Note 15 of our “Notes to Consolidated Financial Statements” in Part II, Item 8 on this Form 10-K. Except as noted therein we do not presently believe it is likely that any of these matters would have a material adverse effect on our business, financial position, results of operations or cash flows.

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

IMPACT OF INFLATION AND CHANGING PRICES

Overall, inflation has not had a material impact on our operations. Additionally, the terms of DoD contracts, which accounted for approximately 64% of total revenue in 2011, are generally one year contracts and include salary increase factors for future years, reducing the potential impact of inflation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk associated with our revolver and senior term loan, where interest payments are tied to either the LIBOR or prime rate.  At December 31, 2011, the interest rate on our senior term loan was 4.30%.  Effective September 30, 2011, we entered into an interest rate swap agreement to mitigate the floating interest rate risk on a portion of our outstanding term loan.  The swap agreement effectively fixes the interest rate on a portion of our outstanding term loan at 4.68%, which includes the applicable margin of 4.00% at December 31, 2011. The blended interest rate of our term loan and swap agreement was 4.47% at December 31, 2011.  At any time, a sharp rise in interest rates could have an adverse effect on net interest expense as reported in our Consolidated Statements of Operations. Our potential loss over one year that would result in a hypothetical and instantaneous increase of one full percentage point in the interest rate on the variable portion of the senior term loan would increase annual interest expense by approximately $0.4 million.

In addition, historically our investment positions have been relatively small and short-term in nature.  We typically invest excess cash in money market accounts with original maturities of three months or less with no exposure to market interest rates. We have no significant exposure to foreign currency fluctuations. Foreign sales, which are nominal, are primarily denominated in U.S. dollars.

PART II

ITEM 8.  FINANICAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Dynamics Research Corporation:

We have audited the accompanying consolidated balance sheets of Dynamics Research Corporation and subsidiaries (collectively the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2011.  Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15 (a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dynamics Research Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2012 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

Boston, Massachusetts
March 13, 2012

DYNAMICS RESEARCH CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2011	2010
Assets
Current assets
Cash and cash equivalents	$3,908	$30,163
Contract receivables, net	66,466	48,394
Prepaid expenses and other current assets	2,566	2,924
Total current assets	72,940	81,481
Noncurrent assets
Property and equipment, net	15,265	12,219
Goodwill	211,805	97,641
Intangible assets, net	18,741	2,533
Deferred tax asset	497	585
Other noncurrent assets	4,312	3,757
Total noncurrent assets	250,620	116,735
Total assets	$323,560	$198,216

Liabilities and stockholders' equity
Current liabilities
Current portion of long-term debt	$12,375	$8,000
Accounts payable	24,504	16,883
Accrued compensation and employee benefits	24,902	18,046
Deferred tax liability	3,383	2,418
Other accrued expenses	8,556	4,617
Total current liabilities	73,720	49,964
Long-term liabilities
Long-term debt	102,453	14,000
Other long-term liabilities	33,066	27,067
Total long-term liabilities	135,519	41,067
Total liabilities	209,239	91,031
Commitments and contingencies (Note 15)
Stockholders' equity
Preferred stock, $0.10 par value; 5,000,000 shares authorized; no shares issued	-	-
Common stock, $0.10 par value; 30,000,000 shares authorized; 10,321,749 and 10,040,029 shares issued and outstanding at December 31, 2011 and 2010, respectively	1,032	1,004
Capital in excess of par value	55,528	54,138
Accumulated other comprehensive loss, net of tax	(27,430)	(21,691)
Retained earnings	85,191	73,734
Total stockholders' equity	114,321	107,185
Total liabilities and stockholders' equity	$323,560	$198,216

The accompanying notes are an integral part of these consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Year Ended December 31,
	2011	2010	2009
Revenue	$322,597	$272,065	$268,661
Cost of revenue	265,967	228,175	223,694
Gross profit	56,630	43,890	44,967

Selling, general and administrative expenses	26,469	21,534	23,754
Amortization of intangible assets	3,792	1,541	3,305
Operating income	26,369	20,815	17,908
Interest expense, net	(6,928)	(1,084)	(2,024)
Other income, net	122	453	691
Income from continuing operations before provision for income taxes	19,563	20,184	16,575
Provision for income taxes	8,106	7,871	6,262
Income from continuing operations	11,457	12,313	10,313
Gain (loss) from discontinued operations (Note 3)	-	392	(141)
Net income	$11,457	$12,705	$10,172

Earnings per common share
Basic
Income from continuing operations	$1.13	$1.24	$1.08
Gain (loss) from discontinued operations	-	0.04	(0.02)
Net income	$1.13	$1.28	$1.06
Diluted
Income from continuing operations	$1.12	$1.22	$1.06
Gain (loss) from discontinued operations	-	0.04	(0.02)
Net income	$1.12	$1.26	$1.04

Weighted average shares outstanding
Basic	10,108,907	9,893,322	9,551,614
Diluted	10,219,408	10,078,937	9,772,722

The accompanying notes are an integral part of these consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Common Stock Shares	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 31, 2008	9,675	$967	$51,919	$(22,268)	$50,857	$81,475
Comprehensive income:
Net income	-	-	-	-	10,172	10,172
Other comprehensive income, net of tax and reclassification adjustments:
Pension liability adjustment	-	-	-	1,587	-	1,587
Changes in unrealized loss on derivative instruments adjustment	-	-	-	176	-	176
Other comprehensive income						1,763
Comprehensive income						11,935
Issuance of common stock through stock plan transactions	190	19	231	-	-	250
Issuance of restricted stock	101	10	(10)	-	-	-
Forfeiture of restricted stock	(24)	(2)	2	-	-	-
Release of restricted stock	(19)	(2)	(171)	-	-	(173)
Share-based compensation	-	-	736	-	-	736
Tax benefit from stock plan transactions	-	-	(127)	-	-	(127)
Balance at December 31, 2009	9,923	992	52,580	(20,505)	61,029	94,096
Comprehensive income:
Net income	-	-	-	-	12,705	12,705
Other comprehensive income, net of tax and reclassification adjustments:
Pension liability adjustment	-	-	-	(1,247)	-	(1,247)
Changes in unrealized loss on derivative instruments adjustment	-	-	-	61	-	61
Other comprehensive income						(1,186)
Comprehensive income						11,519
Issuance of common stock through stock plan transactions	171	17	1,463	-	-	1,480
Issuance of restricted stock	30	3	(3)	-	-	-
Repurchased shares	(40)	(4)	(546)	-	-	(550)
Forfeiture of restricted stock	(24)	(2)	2	-	-	-
Release of restricted stock	(20)	(2)	(219)	-	-	(221)
Share-based compensation	-	-	718	-	-	718
Tax benefit from stock plan transactions	-	-	143	-	-	143
Balance at December 31, 2010	10,040	1,004	54,138	(21,691)	73,734	107,185
Comprehensive income:
Net income	-	-	-	-	11,457	11,457
Other comprehensive income, net of tax and reclassification adjustments:
Pension liability adjustment	-	-	-	(6,024)	-	(6,024)
Changes in unrealized loss on derivative instruments adjustment	-	-	-	285	-	285
Other comprehensive income						(5,739)
Comprehensive income						5,718
Issuance of common stock through stock plan transactions	281	28	1,803	-	-	1,831
Issuance of restricted stock	50	5	(5)	-	-	-
Repurchased shares	(21)	(2)	(309)	-	-	(311)
Forfeiture of restricted stock	(15)	(2)	2	-	-	-
Release of restricted stock	(13)	(1)	(183)	-	-	(184)
Share-based compensation	-	-	686	-	-	686
Common stock subject to recession rights (Note 4)	-	-	(1,194)	-	-	(1,194)
Tax benefit from stock plan transactions	-	-	590	-	-	590
Balance at December 31, 2011	10,322	$1,032	$55,528	$(27,430)	$85,191	$114,321

The accompanying notes are an integral part of these consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$11,457	$12,705	$10,172
Gain (loss) from discontinued operations	-	392	(141)
Income from continuing operations	11,457	12,313	10,313
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,823	3,564	2,987
Amortization of intangible assets	3,792	1,541	3,305
Share-based compensation	686	718	736
Investment income from equity interest	(123)	(228)	(355)
Tax benefit from stock plan transactions, net of tax deficiencies from equity awards	(590)	(143)	127
Litigation payment	-	-	(15,000)
Loss on extinguishment of debt	193	-	-
Settlement of derivative instrument	340	-	-
Deferred income taxes	4,857	(183)	9,362
Other	404	(507)	(637)
Change in operating assets and liabilities:
Contract receivables, net	3,750	24,175	(1,937)
Prepaid expenses and other current assets	1,924	2,778	(3,996)
Accounts payable	1,019	1,151	(2,342)
Accrued compensation and employee benefits	109	1,689	2,713
Other accrued expenses	227	831	(2,043)
Other long-term liabilities	(5,896)	(6,368)	4,975
Net cash provided by continuing operations	25,972	41,331	8,208
Net cash used in discontinued operations	-	(161)	(280)
Net cash provided by operating activities	25,972	41,170	7,928
Cash flows from investing activities:
Purchase of business, net of cash acquired	(142,883)	-	(4,250)
Additions to property and equipment	(1,714)	(4,449)	(5,185)
Proceeds from the sale of business	-	1,750	-
Proceeds from sale of investments and long-lived assets	18	20	215
Dividends from equity investment	84	207	556
Change in other assets	80	385	(345)
Net cash used in continuing operations	(144,415)	(2,087)	(9,009)
Net cash used in discontinued operations	-	(75)	(71)
Net cash used in investing activities	(144,415)	(2,162)	(9,080)
Cash flow from financing activities:
Borrowings under loan agreements	144,021	-	-
Repayments under previous term loan	(22,000)	(8,000)	(8,000)
Repayments under new term loan	(30,000)	-	-
Borrowings under revolving credit agreement	18,478	34,156	79,497
Repayments under revolving credit agreement	(18,478)	(36,129)	(77,524)
Payments of deferred financing cost	(1,943)	-	-
Proceeds from the exercise of stock plan transactions	1,831	1,480	250
Payments of repurchased shares	(311)	(550)	-
Tax benefit from stock plan transactions, net of tax deficiencies from equity awards	590	143	(127)
Net cash provided by (used in) financing activities	92,188	(8,900)	(5,904)
Net increase (decrease) in cash and cash equivalents	(26,255)	30,108	(7,056)
Cash and cash equivalents, beginning of period	30,163	55	7,111
Cash and cash equivalents, end of period	$3,908	$30,163	$55

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$4,336	$936	$2,350
Cash paid during the year for income taxes, net of refunds	$2,503	$6,207	$522
Supplemental disclosure of noncash financing and investing activities:
Increase (decrease) in pension accumulated other comprehensive loss	$9,982	$2,066	$(2,630)
Accrual of additions to property and equipment	$2,910	$-	$2,767
Accrual of net working capital payment on purchase of business	$2,388	$-	$-
Issuance of restricted stock	$710	$333	$903
Increase (decrease) in fair value of derivative liability	$(473)	$(102)	$(291)
Note receivable from sale of business	$-	$750	$-

The accompanying notes are an integral part of these consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

NOTE 1. NATURE OF OPERATIONS

Dynamics Research Corporation and subsidiaries (collectively the “Company”) is a leading provider of innovative management consulting, engineering, technical, information technology services and solutions to federal and state governments.  Founded in 1955 and headquartered in Andover, Massachusetts, the Company has approximately 1,500 employees located throughout the United States.  The Company operates as a parent corporation as well as through its wholly owned subsidiaries, Kadix Systems, LLC, H.J. Ford Associates, Inc. High Performance Technologies, Inc. and DRC International Corporation.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and all wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. Unless otherwise indicated, all dollars presented herein are in thousands and financial information refers to continuing operations.

On June 30, 2011, the Company completed the merger for 100% of the outstanding shares of High Performance Technologies, Inc. ("HPTi") for $143 million in cash plus net working capital of $3.4 million as more fully described in Note 3.  The transaction was recorded using the purchase method of accounting; accordingly, the results of HPTi are included in the Company’s Consolidated Statements of Operations and Cash Flows for the period subsequent to its acquisition.

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

Risks, Uncertainties and Use of Estimates

There are risks specific to the industries in which the Company operates. These risks include estimates of costs to complete contract obligations, changes in government priorities, policies and procedures, and government contracting issues. The U.S. Government has the right to terminate contracts for convenience in accordance with government regulations. If the government terminated contracts, the Company would generally recover costs incurred up to termination, costs required to be incurred in connection with the termination and a portion of the fee earned commensurate with the work performed to termination. However, significant adverse effects on the Company’s indirect cost pools may not be recoverable in connection with a termination for convenience. Contracts with state and other governmental entities are subject to the same or similar risks.

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

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and, accordingly, include amounts based on informed estimates and judgments of management with consideration given to materiality. Estimates and judgments also affect the amount of revenue and expenses during the reported period. Actual results could differ from those estimates. The Company believes the following accounting policies affect the more significant judgments made and estimates used in the preparation of its consolidated financial statements.

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

Revenue Recognition

The Company’s revenues consist primarily of services provided by its employees and the pass through of costs for materials and subcontract efforts under contracts with government customers.  Costs of services consist mainly of compensation expenses for program personnel, the fringe benefits associated with the compensation and other direct expenses to complete programs including the cost of materials and subcontract efforts.  The labor based services provided to the Company’s customers are delivered under time and materials, cost reimbursable and fixed-price contracts including service-type contracts.  These services are delivered to government customers primarily through single element arrangements under time and material and cost reimbursable contracts.

The Company recognizes revenue under ASC 605-35, Revenue Recognition: Construction-Type and Production-Type Contracts, which provides revenue recognition guidance for contracts where services are performed to customer specifications.  ASC 605-35-15-4 covers arrangements that include fixed price contracts, time and materials contracts as well as the cost type contracts which represent the type of arrangements that the Company enters into with its customers.

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

Revenue from service-type fixed-price contracts is recognized ratably over the contract period or by other appropriate output methods to measure service provided, and contract costs are expensed as incurred. Under fixed-price contracts, other than service-type contracts, revenue is recognized primarily under the percentage of completion method. Under this method, the Company recognizes estimated contract revenue and resulting income based on costs incurred to date as a percentage of total estimated costs as the Company considers this model best reflects the economics of these contracts. The risk on fixed-price contracts is that actual costs may exceed estimated costs to complete.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

From time to time, the Company may proceed with work based on client direction prior to the completion and signing of formal contract documents. The Company has a formal review process for approving any such work. Revenue associated with such work is recognized only when it can reliably be estimated and realization is probable. The Company bases its estimates on a variety of factors, including previous experiences with the client, communications with the client regarding funding status, and its knowledge of available funding for the contract.

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

Property and Equipment

Property and equipment, including improvements that significantly add to productive capacity or extend the asset’s useful life are capitalized and recorded at cost. When items are sold, or otherwise retired or disposed of, operating income is charged or credited for the difference between the net book value and proceeds realized thereon.  Repair and maintenance costs are expensed as incurred. Property and equipment is depreciated on the straight-line basis over their estimated useful lives.  Estimated useful lives of software and furniture and other equipment typically range from three to fifteen years. Leasehold improvements are amortized over the shorter of the remaining expected term of the lease, considering renewal options if reasonably assured, or the life of the related asset. The Company recorded depreciation expense of $3.8 million, $3.6 million and $3.0 million in 2011, 2010 and 2009, respectively.  The Company recorded disposals of $1.5 million, $3.5 million and $0.9 million during 2011, 2010 and 2009, respectively, of substantially fully-depreciated property and equipment no longer in use.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

Internal Software Development Costs

In accounting for development costs of software to be used internally, both internal and external costs incurred during the application development stage are capitalized and subsequently amortized over the estimated economic useful life of the software.  These costs are included with software, a component of property and equipment.

Investments

The Company holds investments related to its deferred compensation plan.  These investments, which are classified as trading securities and held in a Rabbi Trust, are carried at fair value and reported as a component of other noncurrent assets.  Unrealized holding gains and losses are included in earnings as a component of other income or expense.  The Company recorded net unrealized holding gains of $0.2 million and $0.3 million in 2010 and 2009, respectively.  Net unrealized holding gains for 2011 were immaterial.

Business Acquisitions

The Company accounts for business acquisitions using the purchase method of accounting. The Company determines and records the fair value of assets acquired and liabilities assumed as of the dates of acquisition. The Company utilizes an independent valuation specialist to assist with the determination of fair value of identifiable intangible assets acquired in order to determine the portion of the purchase price allocable to these assets.

Costs incurred by the Company related to legal, financial and other professional advisors associated with acquisitions are expensed as incurred.

Goodwill and Indefinite-lived Intangible Assets

Goodwill is recorded when the consideration paid for a business acquisition exceeds the fair value of tangible and identifiable intangible assets acquired. Goodwill and other intangible assets with indefinite useful lives are not amortized, but rather, tested annually for impairment.

The Company assesses goodwill for impairment annually and when events or circumstances change that would more likely than not reduce the fair value of the Company’s one reporting unit below its carrying value by applying a direct value-based fair value test. Goodwill could be impaired due to market declines, reduced expected future cash flows, or other factors or events. Should the fair value of goodwill at the measurement date fall below its carrying value, a charge for impairment of goodwill could occur in that period. Impairment is tested using a two-step approach. Companies must first determine whether goodwill is impaired and if so, they must value that impairment based on the amount by which the book value exceeds the estimated fair value.

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

During 2010, the Company changed the date as of which its annual goodwill impairment analysis is performed from December 31 to November 30.  This change in timing is considered a change in accounting principle. The Company believes the new date is preferable because the timing coincides with the Company’s long-range planning process and it allows the Company more time to complete the analysis prior to the date the Company reports its results for the fourth quarter.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

As a result of the annual impairment test performed as of November 30, 2011, the Company determined that the carrying amount of the reporting unit did not exceed its fair value and, accordingly, did not record a charge for impairment. The fair value of the reporting unit exceeded carrying value by approximately 31%.  The Company updated its analysis as of December 31, using its most recent and updated projections.  The Company’s updated assessment indicated that there was no deterioration in the excess of fair value over the carrying value of goodwill.  However, the Company is unable to assure that goodwill will not be impaired in subsequent periods.

Intangible and Other Long-lived Assets

The Company uses assumptions in establishing the carrying value, fair value and estimated lives of identifiable intangible and other long-lived assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the asset carrying value may not be recoverable. Recoverability is measured by a comparison of the asset’s continuing ability to generate positive income from operations and positive cash flow in future periods compared to the carrying value of the asset. If assets are considered to be impaired, the impairment is recognized in the period of identification and is measured as the amount by which the carrying value of the asset exceeds the fair value of the asset. The useful lives and related amortization of identifiable intangible assets are based on their estimated residual value in proportion to the economic benefit consumed. The useful lives and related depreciation of other long-lived assets are based on the Company’s estimate of the period over which the asset will generate revenue or otherwise be used by the Company.  During 2011, there were no events or changes in circumstances that required the Company to test for impairment.

Asset Retirement Obligations

The Company records the fair value of obligations to retire and/or remove long-lived assets in the period in which the obligation is incurred, typically when the asset is placed in service. When the liability is initially recorded, the Company capitalizes this cost by increasing the carrying amount of the related asset. Over time the liability is increased for the change in its present value, and the capitalized cost is depreciated over the useful life of the related asset. At December 31, 2011 and 2010, a long-term liability balance of $0.3 million and $0.2 million, respectively, offset by a similar increase in leasehold improvements due to a legal obligation to remove certain leasehold improvements at the Company’s corporate headquarters.

Income Taxes

The Company accounts for income taxes using the asset and liability method pursuant to which deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the financial statements in the period that includes the enactment date. Valuation allowances are provided if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event the Company determined it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. The Company determined that no valuation allowance was required at December 31, 2011 and 2010.

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

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

Pension Obligations

The Company measures plan assets and benefit obligations as of the date of its fiscal year end.  Accounting and reporting for the Company’s pension plan requires the use of assumptions, including but not limited to, a discount rate and an expected return on assets. These assumptions are reviewed at least annually based on reviews of current plan information and consultation with the Company’s independent actuary and the plan’s investment advisor. If these assumptions differ materially from actual results, the Company’s obligations under the pension plan could also differ materially, potentially requiring the Company to record an additional pension liability. The Company’s pension liability is developed from an actuarial valuation, which is performed each year.

Deferred Financing Costs

Costs and loan origination fees associated with obtaining the Company’s financing arrangements are deferred and amortized over the term of the financing arrangements using the effective interest method, with the exception of the loan origination fees associated with the subordinated debt which are amortized using the straight-line method.

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

The carrying values of cash and cash equivalents, contract receivables and accounts payable approximate fair value because of the short-term nature of these instruments.  The carrying value of the senior term loan approximates fair value because the interest rate is variable.  The fair value of the subordinated debt also approximates fair value, determined by a Level 2 valuation.

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

The Company had a deferred rent liability of $7.2 million and $4.8 million recorded as of December 31, 2011 and 2010, respectively.  The long-term portions of the deferred rent liability of $6.6 million and $4.2 million were recorded in other long-term liabilities as of December 31, 2011 and 2010, respectively, and the remaining current portions were recorded in other accrued expenses in the accompanying balance sheets.

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

Comprehensive Income (Loss)

As it relates to the Company, comprehensive income (loss) is defined as net income plus other comprehensive income (loss), which is the sum of changes in the pension liability adjustments, unrealized gains and losses on investments available for sale and derivative instruments.  These amounts are presented net of tax in the accompanying statements of changes in stockholders’ equity and comprehensive income (loss).

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

Segment Information

Management has concluded that the Company operates in one segment based upon the information used by management in evaluating the performance of its business and allocating resources and capital.

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standard Board (“FASB”) issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires an entity to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions executed under a master netting or similar arrangement and was issued to enable users of financial statements to understand the effects or potential effects of those arrangements on its financial position. This ASU is required to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. As this accounting standard only requires enhanced disclosure, the adoption of this standard is not expected to have an impact on the Company's financial position or results of operations.

In September 2011, the FASB issued ASU No. 2011-08, which updates the guidance in ASC Topic 350, Intangibles – Goodwill & Other. The amendments in ASU 2011-08 permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. Under the amendments in ASU 2011-08, an entity is no longer permitted to carry forward its detailed calculation of a reporting unit's fair value from a prior year as previously permitted under ASC Topic 350. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. ASU 2011-08 is not expected to have a material impact on the Company's financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers the requirement within ASU 2011-05 to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. During the deferral, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the issuance of ASU 2011-05. These ASU's are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As these accounting standards do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, the adoption of these standards is not expected to have an impact on our financial position or results of operations.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 clarifies some existing concepts, eliminates wording differences between U.S. GAAP and International Financial Reporting Standards (“IFRS”), and in some limited cases, changes some principles to achieve convergence between U.S. GAAP and IFRS. ASU 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 will be effective for the Company beginning after December 15, 2011. The adoption of ASU 2011-04 is presentation and disclosure related and therefore will not have an effect on the Company’s operating results or financial position.

NOTE 3.  BUSINESS ACQUISITION

On June 30, 2011, the Company completed the merger for 100% of the outstanding shares of High Performance Technologies, Inc. ("HPTi") for $143 million in cash plus net working capital of $3.4 million.  HPTi is a leading provider of high-end technology services to the federal healthcare and military technology markets. The merger strengthens and expands the Company’s market presence as a provider of high-end services and solutions in the federal market.

The purchase price and purchase price allocation associated with the HPTi merger are as follows:

Cash consideration	$143,000
Working capital adjustment	3,361
Less: Cash acquired	(1,090)
Purchase price, net of cash acquired	$145,271

Current assets, net of cash acquired	$22,638
Property and equipment	2,273
Other noncurrent assets	47
Current liabilities	(13,851)
Goodwill and other intangible assets	134,164
Total purchase price allocation	$145,271

		Weighted
		average
		amortization
		life (years)
Customer relationships	$12,700	8.5
Contractual backlog	6,700	6.5
Trade name	600	1.5
Goodwill	114,164	-
Total goodwill and other intangible assets	$134,164

The fair value of the working capital adjustments and acquired identifiable intangible assets from the HPTi merger is provisional pending completion of the final valuations for those assets. The fair value and gross contractual amount of contract receivables acquired from the HPTi merger was approximately $22.0 million, of which substantially all is expected to be collected.

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

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

The following pro forma results of operations have been prepared as though the merger of HPTi had occurred on January 1, 2010. These pro forma results include adjustments for interest expense and amortization of deferred financing costs on the term loan used to finance the transaction, amortization expense for the identifiable intangible asset determined in the preliminary independent appraisal and the effect of income taxes. These pro forma results exclude certain nonrecurring costs HPTi paid at the closing of the sale, including the payout of $1.5 million for the acceleration of stock compensation costs, payroll taxes associated with the exercise of stock options of $0.8 million and discretionary bonuses of $0.2 million.  This pro forma information does not purport to be indicative of the results of operations that would have been attained had the merger been made as of January 1, 2010, or of results of operations that may occur in the future.

	Year Ended December 31,
	2011	2010
Revenue	$376,164	$362,536
Operating income	$32,770	$24,110
Income from continuing operations	$12,304	$7,621
Net income	$12,304	$8,013

Earnings per share:
Income from continuing operations:
Basic	$1.22	$0.77
Diluted	$1.20	$0.76
Net income
Basic	$1.22	$0.81
Diluted	$1.20	$0.80

NOTE 4. DISCONTINUED OPERATIONS

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

The operating results of Metrigraphics classified as discontinued operations are summarized below:

	Year ended December 31,
	2010	2009
Product revenue	$4,790	$6,611

Gain (loss) before benefit for income taxes	$806	$(314)
(Provision) benefit for income taxes	(322)	173
Income (loss) from operations of discontinued operations, net of income taxes	484	(141)
Loss on sale of discontinued operations, net of income taxes	(92)	-
Effect of discontinued operations, net of income taxes	$392	$(141)

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

NOTE 5. SUPPLEMENTAL BALANCE SHEET INFORMATION

The composition of selected balance sheet accounts is as follows:

	December 31,
	2011	2010
Contract receivables, net:
Billed receivables	$25,821	$17,123
Unbilled receivables(1):
Revenues recorded in excess of milestone billings on fixed price contracts with state and local government agencies	7,058	5,353
Retainages and fee withholdings	518	394
Other unbilled receivables	33,935	26,045
Total unbilled receivables	41,511	31,792
Allowance for doubtful accounts	(866)	(521)
Contract receivables, net	$66,466	$48,394

Prepaid expenses and other current assets:
Restricted cash	$240	$350
Other	2,326	2,574
Prepaid expenses and other current assets	$2,566	$2,924

Property and equipment, net:
Software	$11,334	$10,834
Furniture and other equipment	10,861	8,657
Leasehold improvements	9,945	7,104
Production equipment	240	341
Property and equipment	32,380	26,936
Less accumulated depreciation	(17,115)	(14,717)
Property and equipment, net	$15,265	$12,219

Other noncurrent assets:
Deferred compensation plan investments	$1,395	$1,589
Equity investments	1,038	999
Other	1,879	1,169
Other noncurrent assets	$4,312	$3,757

Accrued compensation and employee benefits:
Accrued compensation and related taxes	$11,601	$8,487
Accrued vacation	6,036	4,008
Accrued pension liability	5,480	4,000
Other	1,785	1,551
Accrued compensation and employee benefits	$24,902	$18,046

Other accrued expenses:
Deferred gain on sale of building	$676	$676
Accrued income taxes	610	390
Deferred rent liability	554	591
Other	6,716	2,960
Other accrued expenses	$8,556	$4,617

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

	December 31,
	2011	2010
Other long-term liabilities:
Accrued pension liability	$21,576	$16,694
Deferred rent liability	6,610	4,185
Deferred gain on sale of building	2,028	2,705
Deferred compensation plan liability	1,395	1,589
Other	1,457	1,894
Other long-term liabilities	$33,066	$27,067

(1)
At December 31, 2011 and 2010, unbilled retainages and fee withholdings of $0.5 million and $0.3 million were not anticipated to be billed within one year. Additionally, at December 31, 2011 and 2010, $0.2 million and $1.0 million, respectively of the other unbilled receivable balances are not scheduled to be invoiced within one year.

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

Goodwill

As of December 31, 2011 and 2010, goodwill recorded as a result of business acquisitions was $211.8 million and $97.6 million, respectively. The increase of $114.2 million represented the amount of goodwill recorded from the HPTi merger as more fully described in Note 3.

Intangible Assets

Components of the Company’s identifiable intangible assets are as follows:

	Weighted average amortization life (years)	Cost	Accumulated Amortization	Net
Balance at December 31, 2011:
Customer relationships	8.3	$14,600	$(1,214)	$13,386
Contractual backlog	6.5	6,700	(1,943)	4,757
Customer contracts	5.4	3,500	(3,307)	193
Non-competition agreements	3.0	1,400	(1,400)	-
Trade name	1.5	600	(195)	405
Total	7.0	$26,800	$(8,059)	$18,741

Balance at December 31, 2010:
Customer relationships	7.0	$1,900	$(440)	$1,460
Customer contracts	5.4	3,500	(2,857)	643
Non-competition agreements	3.0	1,400	(970)	430
8(a) contract transition	0.9	130	(130)	-
Total	5.3	$6,930	$(4,397)	$2,533

During 2011 and 2010, the Company wrote off $0.1 million and $11.5 million, respectively, of fully amortized intangible assets. The Company recorded amortization expense for its identifiable intangible assets of $3.8 million, $1.5 million and $3.3 million in 2011, 2010 and 2009, respectively.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

At December 31, 2011, estimated future amortization expense for the identifiable intangible assets to be recorded by the Company in subsequent fiscal years is as follows:

Year ending December 31:
2012	$4,124
2013	$3,722
2014	$3,663
2015	$2,887
2016	$2,139
2017 and thereafter	$2,206

NOTE 7. INCOME TAXES

Total income tax expense was allocated as follows:

	Year Ended December 31,
	2011	2010	2009
Income from operations	$8,106	$7,871	$6,262
Gain (loss) from discontinued operations	-	261	(173)
Deficiency (benefit) from stock plan transactions	(590)	(143)	127
Other comprehensive income (loss)	(3,770)	(778)	1,158
	$3,746	$7,211	$7,374

The components of the provision for federal and state income taxes from operations were as follows:

	Year Ended December 31,
	2011	2010	2009
Current
Federal	$2,492	$7,368	$(2,997)
State	757	686	(103)
Total current	3,249	8,054	(3,100)
Deferred
Federal	4,005	(984)	8,367
State	852	801	995
Total deferred	4,857	(183)	9,362
Provision for income taxes	$8,106	$7,871	$6,262

The major items contributing to the difference between the statutory U.S. federal income tax rate and the Company’s effective tax rate on income from continuing operations were as follows:

	Year Ended December 31,
	2011		2010		2009
Provision at statutory rate	$6,847	35.0%	$7,065	35.0%	$5,801	35.0%
State income taxes, net of federal tax benefit	1,097	5.6	989	4.9	752	4.5
Permanent differences, net	136	0.7	(2)	0.0	(35)	(0.2)
Stock based compensation	30	0.2	16	0.1	-	-
Other, net	(4)	(0.0)	(197)	(1.0)	(256)	(1.5)
Provision for income taxes (1)	$8,106	41.4%	$7,871	39.0%	$6,262	37.8%

(1)	Percentage may not add due to rounding.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

The tax effects of significant temporary differences that comprise deferred tax assets and liabilities are as follows:

	December 31,
	2011	2010
Pension liability	$17,985	$14,027
Accrued expenses	4,312	3,596
Accrued vacation	1,465	1,174
Deferred gain on sale of building	1,236	1,545
Receivables reserves	338	207
Employee share-based compensation	164	521
Other	-	330
Deferred tax assets	$25,500	$21,400

Fixed assets and intangibles	$(12,180)	$(8,957)
Pension funding	(8,891)	(7,408)
Unbilled receivables	(4,759)	(4,106)
Domestic International Sales Corporation	(1,978)	(2,198)
Other	(578)	(564)
Deferred tax liability	(28,386)	(23,233)
Deferred tax liability, net	$(2,886)	$(1,833)

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

The change in the unrecognized tax benefits was as follows:

Balance at December 31, 2008	$430
Additions for current year tax positions	132
Lapses of applicable statute of limitations	(153)
Balance at December 31, 2009	409
Reductions for current year tax positions	(31)
Balance at December 31, 2010	378
Reductions for current year tax positions	(63)
Balance at December 31, 2011	$315

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

At December 31, 2011, the Company’s unrecognized tax benefits, which if recognized in future periods, could favorably impact the effective tax rate by approximately $0.3 million.  The total amount of accrued interest and penalties resulting from such unrecognized tax benefits was $0.2 million at December 31, 2011 and 2010.

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

The new senior term loan requires quarterly principal payments of $2.8 million through June 30, 2012 and increases to $3.5 million beginning September 30, 2012 and $4.1 million beginning September 30, 2013 with the remaining principal due on June 30, 2016, the maturity of the new credit agreement. The Company is also required to make additional principal payments on the new senior term loan based on certain events, if any, such as excess cash flow payments (commencing for the year ended December 31, 2012), proceeds from disposition of assets, equity issuances, debt issuances and extraordinary receipts.  The Company may prepay principal on the new senior term loan without penalty and prepaid $24.5 million of the senior term loan during the last half of 2011.

The Company has the option of selecting an interest rate for the new senior term loan and new revolver equal to either: (a) the then applicable LIBOR rate plus 3.00% to 4.00% per annum, depending on the Company’s most recently reported leverage ratio of total debt-to-EBITDA; or (b) the base rate as announced from time to time by the administrative agent plus 2.00% to 3.00% per annum, depending on the Company’s most recently reported leverage ratio debt-to-EBITDA. For those portions of the new senior term loan and new revolver accruing at the LIBOR rate, the Company has the option of selecting interest periods of 30, 60, 90 or 180 days.

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

On an ongoing basis, both agreements require the Company to meet financial covenants, including maintaining a minimum net worth and cash flow and debt coverage ratios. The covenants also limit the Company’s ability to incur additional debt, pay dividends, purchase capital assets, sell or dispose of assets, make additional acquisitions or investments, or enter into new leases, among other restrictions. In addition, the agreements provide that payment of all unpaid principal and all accrued and unpaid interest may be accelerated upon the occurrence and continuance of certain events of default.  At December 31, 2011, the Company was in compliance with its loan covenants.

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

Outstanding Debt

The Company’s outstanding debt consisted of the following:

		Senior
	Term	Term	Subordinated
	Loan	Loan	Debt	Total
Balance at December 31, 2010	$22,000	$-	$-	$22,000
Additions	-	110,000	40,000	150,000
Scheduled repayments	(2,000)	(5,500)	-	(7,500)
Prepayments	(20,000)	(24,500)	-	(44,500)
Total debt at December 31, 2011	-	80,000	40,000	120,000
Unamortized loan origination fees	-	(3,889)	(1,283)	(5,172)
Balance at December 31, 2011	-	76,111	38,717	114,828
Less: Current portion of long-term debt	-	(12,375)	-	(12,375)
Long term debt, net of current portion	$-	$63,736	$38,717	$102,453

Weighted average interest rate at December 31, 2010(1)	3.44%	-	-	3.44%
Weighted average interest rate at December 31, 2011(1)	-	4.47%	13.00%	7.32%

(1)	The weighted average interest rate includes the effect of the interest rate swap agreements. See Note 9 for additional information.

At December 31, 2011, the remaining available balance to borrow against the new revolver was $19.1 million.  Contractual principal payments are due as follows:

2012	$12,375
2013	$15,125
2014	$16,500
2015	$16,500
2016	$19,500
2017 and thereafter	$40,000

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

The fair value effect on the financial statements from the interest rate swap designated as a cash flow hedge is as follows:

	Year Ended December 31,
	2011	2010	2009

Gain (loss) recognized in other comprehensive income, net of tax	$3	$(282)	$(343)

	December 31,
	2011	2010
Other noncurrent assets	$6	$-
Other long-term liabilities	$-	$467

NOTE 10. FAIR VALUE MEASUREMENTS

The following tables present our assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements
		At December 31, 2011 Using
	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Rabbi Trusts	Other noncurrent assets	$1,395	$-	$-	$1,395
Interest rate swap	Other noncurrent assets	$-	$6	$-	$6

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

The Company’s funding policy is to contribute at least the minimum amount required by the Employee Retirement Income Security Act of 1974. Additional amounts are contributed to assure that plan assets will be adequate to provide retirement benefits. The Company expects to make contributions of $5.5 million in 2012 to fund the Pension Plan.

Net Periodic Pension Cost

	Year Ended December 31,
	2011	2010	2009
Interest cost	$4,123	$4,217	$4,269
Expected return on plan assets	(5,101)	(4,516)	(3,857)
Recognized actuarial loss	1,208	1,098	1,209
Net periodic pension cost	$230	$799	$1,621

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

Obligations and Funded Status

	December 31,
	2011	2010
Change in benefit obligation
Benefit obligation at beginning of year	$80,422	$75,233
Interest cost	4,123	4,217
Benefits paid	(3,941)	(3,683)
Actuarial loss	5,077	4,655
Benefit obligation at end of year	85,681	80,422
Change in plan assets
Fair value of plan assets at beginning of year	59,728	53,727
Actual return on plan assets	(1,012)	6,006
Employer contributions	3,850	3,678
Benefits paid	(3,941)	(3,683)
Fair value of plan assets at end of year	58,625	59,728
Funded status	$(27,056)	$(20,694)

Amounts recognized in the consolidated balance sheets consist of:

	December 31,
	2011	2010
Accrued compensation and employee benefits	$5,480	$4,000
Other long-term liabilities	21,576	16,694
Net amount recognized	$27,056	$20,694

The accumulated benefit obligation and the projected benefit obligation for the Pension Plan were $85.7 million and $80.4 million at December 31, 2011 and 2010, respectively.

At December, 31, 2011, the Company increased the amount recognized in other comprehensive income by $10.0 million to $45.4 million. In 2010, the Company increased the amount recognized in other comprehensive income by $2.1 million to $35.4 million. These amounts are reflected, net of related tax effects, as a component of accumulated other comprehensive loss as part of stockholders’ equity in the accompanying balance sheets.

The reconciliation of the other comprehensive income was as follows:

	Beginning		Experience	Ending
	Balance	Amortization	Loss/(Gain)	Balance
2011	$35,379	$(1,208)	$11,189	$45,360
2010	$33,312	$(1,098)	$3,165	$35,379
2009	$35,942	$(1,209)	$(1,421)	$33,312

The Company expects to recognize amortization expense related to the net actuarial loss of approximately $1.6 million in 2012.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

Assumptions

The discount rate represents the estimated rate at which we could effectively settle our pension benefit obligations. In order to estimate this rate for 2011, future expected cash flows of the plan were matched against the Towers Watson RATE:Link yield curve to produce a single discount rate.  For 2010 and 2009, the rate of discount was determined using the spot rate of matching duration from the Citigroup Pension Discount Curve. The Company changed to the Towers Watson RATE:Link discount curve in 2011 to obtain more transparency into the underlying securities.

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

The following assumptions were used to determine the benefit obligations and net periodic benefit costs:

		December 31,
		2011	2010
Used to determine benefit obligations
Discount rate		4.75%	5.25%
Rate of compensation increase		N/A	N/A

	Year Ended December 31,
	2011	2010	2009
Used to determine net periodic benefit costs
Discount rate	5.25%	5.75%	6.25%
Expected rate of return on assets	8.30%	8.50%	8.50%
Rate of compensation increase	N/A	N/A	N/A

Plan Assets

During 2011, the Company’s overall investment strategy for plan assets was to achieve a long-term rate of return of 8.3%, with a wide diversification of asset types, fund strategies and fund managers.  The target allocation for the plan assets are 55% in equity securities, 38% in fixed income securities, 5% in other types of investments and 2% in cash and cash equivalents.  The risk management practices include regular evaluations of fund managers to ensure the risk assumed is commensurate with the given investment style and objectives.  Prohibited investments include, but are not limited to private placements, venture-capital investments, and collateralized mortgage obligation. The Pension Plan’s assets did not include any of the Company’s common stock at December 31, 2011 and 2010.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

The Company’s investment policy includes a periodic review of the Pension Plan’s investment in the various asset classes. The fair value measurement of the Company’s plan assets by asset category are as follows:

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
At December 31, 2011:
Cash	$279	$279	$-	$-
Money market funds	2,826	-	2,826	-
Equity securities:
Common equity securities	5,281	5,281	-	-
Preferred equity securities	226	226	-	-
Equity mutual funds	23,847	23,847	-	-
Fixed income securities:
U.S. Treasury obligations	3,539	-	3,539	-
U.S. Government agencies	1,251	-	1,251	-
Corporate bonds	13,444	-	13,444	-
Other type of investments:
Real estate	2,439	2,439	-	-
Managed futures	1,906	-	-	1,906
Hedge fund	3,587	-	-	3,587
Total	$58,625	$32,072	$21,060	$5,493

At December 31, 2010:
Cash	$414	$414	$-	$-
Money market funds	4,227	-	4,227	-
Equity securities:
Common equity securities	11,183	7,505	3,678	-
Preferred equity securities	142	142	-	-
Equity mutual funds	21,593	21,593	-	-
Fixed income securities:
U.S. Treasury obligations	7,046	-	7,046	-
U.S. Government agencies	1,278	-	1,278	-
Corporate bonds	9,626	-	9,626	-
Other type of investments:
Managed futures	2,024	-	-	2,024
Hedge fund	2,195	-	-	2,195
Total	$59,728	$29,654	$25,855	$4,219

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

A reconciliation of the beginning and ending balances of Level 3 assets is as follows:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Managed Futures	Hedge Fund	Total
Ending balance at December 31, 2009	$2,000	$1,000	$3,000
Actual returns on plan assets related to assets still held at the reporting date	24	195	219
Purchases	-	1,000	1,000
Ending balance at December 31, 2010	2,024	2,195	4,219
Actual returns on plan assets related to assets still held at the reporting date	(118)	(108)	(226)
Purchases	-	1,500	1,500
Ending balance at December 31, 2011	$1,906	$3,587	$5,493

The managed futures consist of units of limited partnership interests through the allocation of assets of multiple commodity trading advisors.  These commodity trading advisors engage in speculative trading in U.S. and international markets for currencies, interest rates, stock indices, agricultural and energy products, and precious base metals.  The fair value of managed futures is estimated based on the investments net asset value at the reporting period as the fair value is not readily determinable and the investment fund meets the criteria of an investment company.  Redemptions can only be made monthly and require ten days prior notice to the general partner of the fund.

The hedge fund is a fund of funds that combines diversified multi-strategy methods to achieve investment objectives during a three to five year investment cycle.  Strategy methods may consist of conventional long-term equity and fixed income investments or derivative investments, including, total return swaps, options and forwards.  The fair value of the hedge fund is estimated based on the investments net asset value at the reporting period as the fair value is not readily determinable and the investment fund meets the criteria of an investment company. Redemptions can be made quarterly based on the discretion of the investment company’s board of directors.

Estimated Future Benefit Payments

The following table sets forth the expected timing of benefit payments:

Year ending December 31:
2012	$4,208
2013	$4,480
2014	$4,635
2015	$4,814
2016	$4,900
Five subsequent fiscal years	$26,983

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

With the merger of HPTi, the Company also maintains a defined contribution 401(k) profit sharing plan for all HPTi employees who are over the age of 21. Participants may make voluntary contributions up to the maximum amount allowable by law. Company contributions to the 401(k) profit sharing plan are at the discretion of management and vest to the participants ratably over a five-year period, beginning with the second year of participation.

The Company’s total 401(k) contributions, net of forfeitures, charged to expense aggregated $3.0 million, $3.3 million and $3.5 million in 2011, 2010 and 2009, respectively.

Supplemental Executive Retirement Plan

The Company has a Supplemental Executive Retirement Plan (“SERP”) for certain former key employees providing for annual benefits commencing on the sixth anniversary of the executive’s retirement. The cost of these benefits is being charged to expense and accrued using a projected unit credit method. Expenses related to this plan were approximately $0.1 million in each of the three years ended December 31, 2011. The liability related to the SERP, which is unfunded, was $0.4 million at December 31, 2011 and 2010. These amounts represent the amounts the Company estimates to be the present value of the obligation at each respective date.

Deferred Compensation Plans

The Company has a deferred compensation plan approved by the Board of Directors that allows certain employees to defer up to 100% of cash incentive payments and salary in excess of the Federal Insurance Contributions Act earnings ceiling. Employee contributions are invested in selected mutual funds held within a Rabbi Trust. These investments, which the Company has classified as trading securities, are recorded at fair value and reported as a component of other noncurrent assets in the accompanying balance sheets. Amounts recorded as deferred compensation liabilities are adjusted to reflect the fair value of investments held by the Rabbi Trust. Changes in obligations to participants as a result of gains or losses on the fair value of the investments are reflected as a component of compensation expense. At December 31, 2011 and 2010, $1.4 million and $1.6 million, respectively, had been deferred under the plan.

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

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

The Company’s 1993 Equity Incentive Plan (the “1993 Plan”) expired in April 2003.  The 1993 Plan permitted the Company to grant incentive stock options, nonqualified stock options, stock appreciation rights, awards of nontransferable shares of restricted common stock and deferred grants of common stock. The option price of incentive stock options was not less than the fair market value at the time the option was granted. The option period was not greater than 10 years from the date the option was granted. Normally the stock options were exercisable in three equal installments beginning one year from the date of the grant. Through shareholder approval, 580,800 shares were reserved for the 1993 Plan. A total of 5,000 options, 9,500 options and 10,000 options were outstanding and exercisable under the 1993 Plan at December 31, 2011, 2010 and 2009, respectively.

The Company’s 1995 Stock Option Plan for Non-employee Directors (the “1995 Plan”) expired in April 2006.  The 1995 Plan provided for each outside director to receive options to purchase 5,000 shares of common stock at the first annual meeting at which the director was elected. As long as he or she remained an eligible director, the director received options to purchase 1,000 shares of common stock at each annual meeting. Eligible directors could not be an employee of the Company or one of its subsidiaries or a holder of five percent or more of the Company’s common stock. The exercise price of these options was the fair market value of the common stock on the date of grant. Each option was non-transferable except upon death and expires 10 years after the date of grant. The options became exercisable in three equal installments on the first, second and third anniversaries of the date of grant. A total of 132,000 shares were reserved for issuance. A total of 10,000 options were outstanding and exercisable under the 1995 Plan at December 31, 2011 and 2010 and 11,000 options were outstanding and exercisable at December 31, 2009.

The Company’s 2000 Incentive Plan (the “2000 Plan”) expired in November 2009.  The 2000 Plan allowed the Company to grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards and deferred grants of common stock. In the case of incentive stock options, the option price was not less than the fair market value of the stock at the date of grant. The option period did not exceed 10 years from the date of grant. The terms of the 2000 Plan were substantially similar to those of the 1993 Plan. A total of 35,840 options, 412,990 options and 585,843 options were outstanding and exercisable under the 2000 Plan at December 31, 2011, 2010 and 2009, respectively.

The Company’s 2003 Incentive Plan (the “2003 Plan”) allows the Company to grant incentive stock options, non-qualified stock options, stock appreciation rights, awards of nontransferable shares of restricted common stock and deferred grants of common stock up to directors or key employees of the Company. The terms of the 2003 Plan are substantially similar to those of the 2000 Plan.  A total of 400,000 shares were reserved for issuance of which 269,924 shares remained available at December 31, 2011.  A total of 40,000 options were outstanding under the 2003 Plan at December 31, 2011 and 2010. At December 31, 2011, 10,000 options were exercisable and 30,000 options were non-exercisable.  At December 31, 2010, all options were non-exercisable.  The 2003 Plan expires in December 2012.

Restricted stock awards granted by the Company were issued under the 2000 Plan and 2003 Plan. Shares of restricted stock of the Company may be granted at no cost to employees.  Restrictions limit the sale or transfer of these shares until they vest, which is typically over three years.  The Company granted a total of 49,500 and 30,300 restricted stock awards from the 2003 Plan during the year ended December 31, 2011 and 2010, respectively.  During 2009, the Company granted a total of 100,748 restricted stock awards of which 66,750 and 33,998 restricted stock awards were granted from the 2000 Plan and the 2003 Plan, respectively.  Restricted stock awards of 15,650, 56,404 and 137,725 were unvested and outstanding under the 2000 Plan as of December 31, 2011, 2010 and 2009, respectively, and 64,429, 42,351 and 27,976 awards were unvested and outstanding under the 2003 Plan as of December 31, 2011, 2010 and 2009, respectively.

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

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

Employee Stock Purchase Plan

The Company’s shareholders approved the 2000 Employee Stock Purchase Plan (the “2000 ESPP”) which is designed to give eligible employees an opportunity to purchase common stock of the Company through accumulated payroll deductions. All employees of the Company who customarily work at least 20 hours per week and do not own five percent or more of the Company’s common stock are eligible to participate in the 2000 ESPP. The 2000 ESPP allows stock to be purchased at a discount of 5% and does not include a “look-back” option, therefore the accounting for shares purchased is not considered compensatory.  Shares issued under the 2000 ESPP were 12,803 in 2011, 34,266 in 2010 and 38,953 in 2009.  The Company's 2000 ESPP expired in August 2011.

The Company’s 2011 Employee Stock Purchase Plan (the “2011 ESPP”) replaced the 2000 ESPP and has a total of 250,000 shares available for issuance, of which 237,151 shares were remaining at December 31, 2011.  Shares issued under the 2011 ESPP were 12,849 in 2011.  The terms of the 2011 ESPP are substantially similar to those of the 2000 ESPP.

Share-Based Compensation Costs

Total share-based compensation cost reported in the consolidated statements of operations was as follows:

	Year ended December 31,
	2011	2010	2009
Cost of products and services	$397	$324	$319
Selling, general and administrative	289	394	417
Total share-based compensation expense	$686	$718	$736

Stock Option Award Activity

The following table summarizes stock option activity under all plans:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value
Outstanding at December 31, 2010	472,490	$10.23	1.5	$1,688
Granted	-	$-
Exercised	(377,000)	$8.96
Cancelled	(4,650)	$18.67
Outstanding at December 31, 2011	90,840	$15.04	4.8	$-

Exercisable at December 31, 2011	64,173	$15.73	3.2	$-
Exercisable at December 31, 2010	432,490	$9.94	0.7	$1,684

As of December 31, 2011 the total unrecognized compensation cost related to stock option awards was $0.1 million which is expected to be amortized over approximately 1.5 years.

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

Expected life.  The expected term was estimated based upon exercise experience made in the past to employees.

Cash proceeds received, the intrinsic value and the total tax benefits realized resulting from stock option exercises were as follows:

	Year Ended December 31,
	2011	2010	2009
Amounts realized or received from stock option exercises:
Cash proceeds received	$1,541	$1,108	$631
Intrinsic value realized	$2,415	$598	$1,972
Income tax benefit realized	$846	$166	$84

Restricted Stock Award Activity

The following table summarizes restricted stock activity:

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value
Nonvested at December 31, 2010	98,755	$9.57
Granted	49,500	$14.35
Vested	(53,509)	$9.55
Cancelled	(14,667)	$13.10
Nonvested at December 31, 2011	80,079	$11.89

The total fair value of restricted shares vested during 2011, 2010 and 2009 was $0.5 million, $0.7 million and $0.8 million, respectively. As of December 31, 2011, the total unrecognized compensation cost related to restricted stock awards was $0.6 million which is expected to be amortized over a weighted-average period of approximately 1.9 years.

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

Share Repurchase Program

In December 2010, The Company’s board of directors authorized a share repurchase program, which allowed the Company to buy back up to 700,000 shares of its common stock through June 6, 2011.  During 2011, the Company repurchased 20,728 shares at a weighted average price of $14.97 and 40,400 shares at a weighted average price of $13.60 in 2010.  The timing, price and amount of these repurchases were determined by management based on its evaluation of market conditions and other factors.  These repurchases were made through the open market, including block purchases, or in private negotiated transactions, or otherwise.  The buyback was funded through available cash balances and or borrowings.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss as of December 31, 2011 of $27.4 million consisted of aggregate additional pension liability adjustments of $27.4 million, net of a $17.9 million tax benefit and an immaterial unrealized holding gain on a derivative instrument.  Accumulated other comprehensive loss as of December 31, 2010 of $21.7 million consisted of aggregate additional pension liability adjustments of $21.4 million, net of a $14.0 million tax benefit and an unrealized holding loss on a derivative instrument of $0.3 million, net of a tax benefit of $0.2 million.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

The related tax effects allocated to each component of other comprehensive income (loss) was as follows:

	Before	Tax	Net of
	Tax	(Expense)	Tax
	Amount	Benefit	Amount
Year ended December 31, 2009
Pension liability adjustment	$1,421	$(564)	$857
Less: reclassification adjustment for costs realized in net income	1,209	(479)	730
Net pension liability adjustment	2,630	(1,043)	1,587
Unrealized holding loss on derivative instruments	(175)	69	(106)
Less: reclassification adjustment for costs realized in net income	466	(184)	282
Net unrealized holding gain on derivative instruments	291	(115)	176
Other comprehensive income	$2,921	$(1,158)	$1,763

Year ended December 31, 2010
Pension liability adjustment	$(3,164)	$1,254	$(1,910)
Less: reclassification adjustment for costs realized in net income	1,098	(435)	663
Net pension liability adjustment	(2,066)	819	(1,247)
Unrealized holding loss on derivative instruments	(344)	136	(208)
Less: reclassification adjustment for costs realized in net income	446	(177)	269
Net unrealized holding gain on derivative instruments	102	(41)	61
Other comprehensive income	$(1,964)	$778	$(1,186)

Year ended December 31, 2011
Pension liability adjustment	$(11,190)	$4,438	$(6,752)
Less: reclassification adjustment for costs realized in net income	1,208	(480)	728
Net pension liability adjustment	(9,982)	3,958	(6,024)
Unrealized holding loss on derivative instruments	(524)	206	(318)
Less: reclassification adjustment for costs realized in net income	997	(394)	603
Net unrealized holding gain on derivative instruments	473	(188)	285
Other comprehensive income	$(9,509)	$3,770	$(5,739)

Earnings Per Share

Due to their antidilutive effect, approximately 84,300 options, 98,500 options and 63,000 options to purchase common stock were excluded from the calculation of diluted earnings per share for the years ended December 31, 2011, 2010 and 2009, respectively. However, these options could become dilutive in future periods. The following table sets forth the reconciliation of the weighted average shares outstanding:

	Year Ended December 31,
	2011	2010	2009
Weighted average shares outstanding - Basic	10,108,907	9,893,322	9,551,614
Dilutive effect of stock options and restricted stock grants	110,501	185,615	221,108
Weighted average shares outstanding - Diluted	10,219,408	10,078,937	9,772,722

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

NOTE 14. BUSINESS SEGMENT, GEOGRAPHIC, MAJOR CUSTOMER AND RELATED PARTY INFORMATION

Business Segment

The Company has concluded that it operates in one segment based upon the information used by its chief operating decision maker in evaluating the performance of its business and allocating resources. This single segment represents the Company’s core business, professional services primarily for government clients.

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

Geographic

Revenue is attributed to geographic areas based on the customer’s location. The Company does not have locations outside the U.S. and substantially all revenue was earned in the U.S during each of the three years ended December 31, 2011.  All of the Company’s long-lived assets were located in the U.S.

Major Customers

No customers accounted for more than 10% of revenue in each of the three years ended December 31, 2011 and no customers accounted for more than 10% of the contract receivable balance at December 31, 2011 and 2010.

Related Party

The Company has a 40% interest in HMRTech which is accounted for using the equity method.  Revenues from HMRTech for the three years ended December 31, 2011 and amounts due from HMRTech included in contract receivables at December 31, 2011 and 2010 were immaterial.  In addition, HMRTech charged the Company $2.1 million, $1.9 million and $1.3 million in 2011, 2010 and 2009, respectively, relating to contract work.  At December 31, 2011 and 2010, the Company had a related payable of $0.5 million and $0.3 million, respectively.

NOTE 15. COMMITMENTS AND CONTINGENCIES

Commitments

The Company conducts its operations in facilities that are under long-term operating leases. These leases expire at various dates through 2019, with options to renew as negotiated between the Company and its landlords. With the exception of the Company’s current corporate headquarters facility, the Company does not believe that exercise of any of its lease renewal options are reasonably assured and, accordingly, the exercise of such options has not been assumed in the accounting for leasehold improvements and the deferred gain on the sale of the former corporate headquarters facility. Rent expense under these leases, inclusive of real estate taxes and insurance, was $5.7 million in 2011, $5.3 million in 2010 and $5.9 million in 2009.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

Minimum lease commitments, primarily for facilities under non-cancelable operating leases and related sublease receipts in effect at December 31, 2011 were as follows:

	Lease	Sublease
	Commitment	Receipts
Year ending December 31:
2012	$9,917	$1,732
2013	8,312	1,732
2014	8,113	1,732
2015	7,659	1,731
2016	5,235	-
2017 and thereafter	7,458	-
	$46,694	$6,927

The Company entered into letter of credit agreements with its bank group for a total of $0.9 million to satisfy required lease security deposits.

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

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

Issuances of our securities are subject to federal and state securities laws, and certain holders of common stock issued by us may be entitled to rescind their purchases. Approximately 148,000 shares issued through the Company's employee stock purchase plan between July 2007 and May 2011, at purchase prices ranging from $ 6.63 to $14.12 per share, were not registered under the federal securities law.  The Company intends to offer to repurchase the approximately 119,000 shares that continue to be held by the original purchasers.  The cost to repurchase these shares would have exceeded market value by $0.1 million based on the December 30, 2011 stock price.  The Company’s cost to repurchase these shares will be based on the recession offer price which may vary from what was recorded at December 31, 2011.

NOTE 16. QUARTERLY RESULTS (UNAUDITED)

	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter(1)	Quarter(2)	Quarter(2)	Year
2011
Revenue	$69,524	$68,472	$96,379	$88,222	$322,597
Gross profit	$10,764	$10,427	$17,438	$18,001	$56,630
Operating income	$4,721	$3,244	$8,844	$9,560	$26,369
Net income	$2,708	$1,437	$3,278	$4,034	$11,457
Earnings per share:(3)
Basic	$0.27	$0.14	$0.32	$0.39	$1.13
Diluted	$0.27	$0.14	$0.32	$0.39	$1.12

2010
Revenue	$68,584	$65,308	$68,420	$69,753	$272,065
Gross profit	$10,757	$10,197	$10,790	$12,146	$43,890
Operating income	$4,416	$4,731	$5,208	$6,460	$20,815
Income from continuing operations	$2,737	$2,579	$3,006	$3,991	$12,313
Income (loss) from discontinued operations	132	173	87	-	392
Net income	$2,869	$2,752	$3,093	$3,991	$12,705
Earnings per share:(3)
Basic
Income from continuing operations	$0.28	$0.26	$0.30	$0.40	$1.24
Income from discontinued operations	0.01	0.02	0.01	-	0.04
Net income	$0.29	$0.28	$0.31	$0.40	$1.28
Diluted
Income from continuing operations	$0.27	$0.26	$0.30	$0.39	$1.22
Income from discontinued operations	0.01	0.02	0.01	-	0.04
Net income	$0.29	$0.27	$0.31	$0.39	$1.26

(1)	The results for the second quarter of 2011 contain pre-tax transaction-related costs of $2.2 million.

(2)	The results for the third and fourth quarter of 2011 contain the financial results of HPTi.

(3)
Basic and diluted earnings per share is computed independently for each of the quarters presented; accordingly, the sum of the quarterly earnings per share may not equal the total computed for the year.  The components of basic and diluted earnings per share are also computed independently for each quarter presented; accordingly amounts may not add due to rounding.

DYNAMICS RESEARCH CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

		Additions
	Balance at	Charged to	Charged to	Deductions	Balance at
	Beginning	Costs and	Other	and	End of
	of Period	Expenses	Accounts (1)	Write-Offs	Period
Allowance for doubtful accounts
Year ended December 31,
2011	$521	$447	$14	$(116)	$866
2010	$583	$388	$-	$(450)	$521
2009	$910	$124	$-	$(451)	$583

(1)	Represents amount acquired from the HPTi merger.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures

The Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) evaluated, together with other members of senior management, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2011; and, based on this review, the Company’s CEO and CFO concluded that, as of December 31, 2011, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. Based on this assessment, management concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was effective.

The Company completed its acquisition of HPTi on June 30, 2011. As permitted by the Securities and Exchange Commission, management’s assessment did not include the internal control of the acquired operations of HPTi, which results are included in the Company’s audited consolidated financial statements as of December 31, 2011 and for the period from July 1, 2011 through December 31, 2011. The Company’s consolidated revenues for the year ended December 31, 2011, were $322.6 million, of which HPTi represented $60.8 million. The Company’s total assets as of December 31, 2011, were $324.0 million, of which HPTi represented $156.7 million, including intangible assets and goodwill recorded in connection with the acquisition aggregating $131.7 million, net of accumulated amortization.

Attestation Report of Registered Public Accounting Firm

The Company’s internal control over financial reporting as of December 31, 2011 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarterly period ended December 31, 2011 that has materially affected, or is reasonably likely to materially effect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Dynamics Research Corporation:

We have audited Dynamics Research Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Dynamics Research Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Annual Report on Internal Control over Financial Reporting (“Management’s Report”).  Our responsibility is to express an opinion on Dynamics Research Corporation’s internal control over financial reporting based on our audit. Our audit of, and opinion on, Dynamics Research Corporation’s internal control over financial reporting does not include internal control over financial reporting of High Performance Technologies, Inc., a wholly owned subsidiary, whose financial statements reflect total assets and revenues constituting 48 and 19 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011. As indicated in Management’s Report, High Performance Technologies, Inc. was acquired during 2011 and therefore, management’s assertion on the effectiveness of Dynamics Research Corporation’s internal control over financial reporting excluded internal control over financial reporting of High Performance Technologies, Inc.

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

In our opinion, Dynamics Research Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dynamics Research Corporation as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2011 and our report dated March 13, 2012 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Boston, Massachusetts
March 13, 2012

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

Name	Executive Office Held	Age
James P. Regan	President, Chairman and Chief Executive Officer	71

Richard A. Covel	Vice President, General Counsel and Secretary	65

David Keleher	Senior Vice President and Chief Financial Officer	62

Steven P. Wentzell	Senior Vice President and General Manager, Human Resources	65

Lawrence H. O’Brien, Jr.	Senior Vice President and General Manager, Business Solutions and Business Development	60

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

DYNAMICS RESEARCH CORPORATION

Date: March 13, 2012	/s/ James P. Regan

James P. Regan
President, Chairman and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David Keleher and Richard A. Covel, and each or any of them,  his attorney-in-fact with power of substitution for him in any and all capacities, to sign any amendments, supplements or other documents relating to this Annual Report on Form 10-K which he deems necessary or appropriate, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that such attorney-in-fact or their substitute may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James P. Regan	President, Chairman and Chief Executive Officer (Principal Executive Officer)	March 13, 2012
James P. Regan

/s/ David Keleher	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 13, 2012
David Keleher

/s/ Shaun McCarthy	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	March 13, 2012
Shaun McCarthy

/s/ John S. Anderegg, Jr.	Director	March 13, 2012
John S. Anderegg, Jr.

/s/ Francis J. Aguilar	Director	March 13, 2012
Francis J. Aguilar

/s/ Gen. George T. Babbitt, Jr.	Director	March 13, 2012
Gen. George T. Babbitt, Jr.

/s/ Lt. Gen. Charles P. McCausland	Director	March 13, 2012
Lt. Gen. Charles P. McCausland

/s/ Nickolas Stavropoulos	Director	March 13, 2012
Nickolas Stavropoulos

/s/ Richard G. Tennant	Director	March 13, 2012
Richard G. Tennant

/s/ W. Scott Thompson	Director	March 13, 2012
W. Scott Thompson

EXHIBIT INDEX

		Filed	Incorporated by Reference*
Exhibit No.	Description	Herewith	Form	Date
2.1	Equity Purchase Agreement among Dynamics Research Corporation and Impact Innovations Group LLC and J3 Technology Services Corp., dated August 2, 2004.		8-K	September 8, 2004

2.2	Membership Interest Purchase Agreement among Dynamics Research Corporation and Kadix Systems, LLC and Daisy D. Layman, The Sole Member of Kadix Systems, LLC, dated July 30, 2008.		8-K	August 5, 2008

2.3
Agreement and Plan of Merger, dated as of June 3, 2011, by and among Dynamics Research Corporation, DRC-Prize Acquisition, Inc., High Performance Technologies, Inc. and the Principal Equity Holders named herein.
			8-K	June 8, 2011

3.1	Restated Articles of Organization of the Company, dated May 22, 1987.		10-Q	June 17, 1987

3.2	By-Laws of the Company, dated May 22, 1987.		10-Q	June 17, 1987

3.3	Certificate of Vote of Directors Establishing Series B Preferred Stock, dated February 17, 1998.		8-A12G	June 25, 1998

3.4	Amendment, dated September 10, 1998, to the Certificate of Vote of Directors Establishing Series B Preferred Stock.		8-A12G/A	September 30, 1998

3.5	Certificate of Vote of Directors Establishing Series A Preferred Stock, dated July 14, 1988.		10-K	December 31, 2002

3.6	Amendment, dated April 28, 1998, to the restated Articles of Organization of the Company.		10-K	December 31, 2002

3.7	Amendment, dated April 25, 2000, to the restated Articles of Organization of the Company.		10-K	December 31, 2002

3.8	Certificate of Designation with respect to the Series B Preferred Stock, par value $.10 per share, of the Company (attached as Exhibit A to the Rights Agreement).		8-K	July 25, 2008

4.1	Specimen certificate for shares of the Company’s common stock.		S-8	April 27, 2001

		Filed	Incorporated by Reference*
Exhibit No.	Description	Herewith	Form	Date
4.2	Rights Agreement dated as of July 23, 2008 ("Rights Agreement") between the Company and American Stock Transfer & Trust Company, as Rights Agent.		8-K	July 25, 2008

10.1	Form of indemnification agreement for directors of the Company.		10-K	December 31, 1991

10.2	Severance Agreement between John S. Anderegg, Jr. and the Company.**		10-K	December 31, 1991

10.3	Deferred Compensation Plan for Non-Employee Directors of the Company.**		10-K	December 31, 1991

10.4	Form of Supplemental Retirement Pension Agreement by and between the Company and Albert Rand.**		10-Q	March 31, 1997

10.5	Amended 1995 Stock Option Plan for Non-Employee Directors.**		10-Q	March 31, 1997

10.6	Amended 1993 Equity Incentive Plan.**		10-K	December 31, 1998

10.7	2000 Incentive Plan.**		DEFS14A	December 6, 1999

10.8	Employment Agreement between the Company and James P. Regan.**		10-K	December 31, 1999

10.9	Change of Control Agreement between the Company and James P. Regan.**		10-K	December 31, 1999

10.1	Non-qualified Stock Option Agreement between the Company and James P. Regan.**		S-8	October 12, 2000

10.11	2000 Employee Stock Purchase Plan.**		S-8	April 27, 2001

10.12	Special Severance Plan.**		10-K	December 31, 2001

10.13	Senior Management Deferred Compensation Plan.**		10-Q	March 31, 2002

10.14	Dynamics Research Corporation Special Severance Plan, as amended on May 14, 2003.**		10-K	December 31, 2003

10.15	2003 Incentive Plan.**		10-K	December 31, 2003

10.16	Form of grant of stock options under the 2003 Incentive Plan.**		10-Q	September 30, 2004

10.17	Form of grant of restricted stock under the 2003 Incentive Plan.**		10-Q	September 30, 2004

		Filed	Incorporated by Reference*
Exhibit No.	Description	Herewith	Form	Date
10.18	Form of grant of stock options under the 2000 Incentive Plan.**		10-Q	September 30, 2004

10.19	Deferred Stock Compensation Plan for Non-Employee Directors, as amended for deferrals on or after January 1, 2005.**		10-K	December 31, 2004

10.2	Amendment to Deferred Stock Compensation Plan for Non-Employee Directors.**		10-K	December 31, 2004

10.21	Beneficiary Designation Form for the Deferred Compensation Plan for Non-Employee Directors.**		10-K	December 31, 2004

10.22	Forms of grant of restricted stock under the 2000 Incentive Plan.**		10-K	December 31, 2005

10.23	Purchase and Sale Agreement, dated November 18, 2005, by and between Dynamics Research Corporation and Direct Invest Property Acquisition, LLC.		8-K	January 4, 2006

10.24	Amendment to Purchase and Sale Agreement, dated December 28, 2005, by and between Dynamics Research Corporation and Direct Invest Property Acquisition, LLC.		8-K	January 4, 2006

10.25	Lease, dated December 28, 2005, by and between Dynamics Research Corporation and Direct Invest-60 Frontage, LLC.		8-K	January 4, 2006

10.26	Dynamics Research Corporation 2011 Employee Stock Purchase Plan.**		S-8 POS	September 21, 2011

10.27
Credit Agreement, dated as of June 30, 2011, among Dynamics Research Corporation, the Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party hereto, SunTrust Bank and PNC Bank, National Association, as Syndication Agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated, SunTrust Robinson Humphrey, Inc., and PNC Capital Markets LLC, as Joint Lead Arrangers and Joint Book Managers.
			8-K	July 7, 2011

10.28
Collateral Agreement, dated as of June 30, 2011, among Dynamics Research Corporation, certain subsidiaries of the Borrower and Bank of America, N.A., in its capacity as Administrative Agent for the Secured Parties.
			8-K	July 7, 2011

		Filed	Incorporated by Reference*
Exhibit No.	Description	Herewith	Form	Date

10.29
Senior Subordinated Loan Agreement, dated as of June 30, 2011, among Dynamics Research Corporation, the Borrower, Ares Mezzanine Partners, L.P., as a Lender and Lead Investor and the other lenders from time to time party hereto.
			8-K	July 7, 2011

21.1	Subsidiaries of the registrant.	X

23.1	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP).	X

24.1	Power of Attorney.***	X

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

		Filed	Incorporated by Reference*
Exhibit No.	Description	Herewith	Form	Date
101.INS	XBRL Instance Document.****	X

101.SCH	XBRL Taxonomy Extension Schema Document.****	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.****	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.****	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.****	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.****	X

*
In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.  The dates listed for Forms 8-A12G, Forms 8-K, Forms DEFS14A and Forms S-8 are dates on which the respective forms were filed, and dates listed for Forms 10-Q and Forms 10-K are for the quarterly or annual period end dates.

**	Management contract or compensatory plan or arrangement.

***	Included on the signature page of this Form 10-K.

****
XBRL (eXtensible Business Reporting Language) information is furnished and not filed of part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these Sections.