Form 10-Q
period 2012-03-31
DYNAMICS RESEARCH CORP
filed 2012-05-10
CIK 30822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

As of April 30, 2012, there were 10,447,164 shares of the registrant’s common stock outstanding.

DYNAMICS RESEARCH CORPORATION
FORM 10-Q
For the Quarterly Period Ended March 31, 2012

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
 (Dollars in thousands, except share data)

	March 31, 2012	December 31, 2011
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$10	$3,908
Contract receivables, net	70,840	66,466
Prepaid expenses and other current assets	3,425	2,566
Total current assets	74,275	72,940
Noncurrent assets
Property and equipment, net	14,538	15,265
Goodwill	211,805	211,805
Intangible assets, net	17,710	18,741
Deferred tax asset	-	497
Other noncurrent assets	4,170	4,312
Total noncurrent assets	248,223	250,620
Total assets	$322,498	$323,560

Liabilities and stockholders' equity
Current liabilities
Current portion of long-term debt	$13,063	$12,375
Accounts payable	28,639	24,504
Accrued compensation and employee benefits	19,507	24,902
Deferred tax liability	3,655	3,383
Other accrued expenses	6,836	8,556
Total current liabilities	71,700	73,720
Long-term liabilities
Long-term debt	102,215	102,453
Deferred tax liability	665	-
Other long-term liabilities	31,627	33,066
Total long-term liabilities	134,507	135,519
Total liabilities	206,207	209,239
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.10 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.10 par value; 30,000,000 shares authorized; 10,447,350 and 10,321,749 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	1,045	1,032
Capital in excess of par value	55,738	55,528
Accumulated other comprehensive loss, net of taxes	(27,474)	(27,430)
Retained earnings	86,982	85,191
Total stockholders' equity	116,291	114,321
Total liabilities and stockholders' equity	$322,498	$323,560

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
 (Dollars in thousands, except share data)

	Three Months Ended March 31,
	2012	2011
Revenue	$85,869	$69,524
Cost of revenue	72,273	58,760
Gross profit	13,596	10,764

Selling, general and administrative expenses	6,891	5,669
Amortization of intangible assets	1,031	374
Operating income	5,674	4,721
Interest expense, net	(2,779)	(252)
Other income, net	135	96
Income from continuing operations before provision for income taxes	3,030	4,565
Provision for income taxes	1,239	1,857
Net income	$1,791	$2,708

Earnings per share
Basic	$0.17	$0.27
Diluted	$0.17	$0.27

Weighted average shares outstanding
Basic	10,419,343	9,973,442
Diluted	10,464,125	10,174,186

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(Dollars in thousands)

	Three Months Ended March 31,
	2012	2011
Net income	$1,791	$2,708
Other comprehensive income (loss), net of tax:
Unrealized losses on derivative instruments:
Unrealized holding losses arising during the period	(54)	(37)
Less: reclassification adjustment for losses included in net income	10	91
Other comprehensive income (loss)	(44)	54
Comprehensive income	$1,747	$2,762

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
 (In thousands)

	Common Stock Shares	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 31, 2011	10,322	1,032	55,528	(27,430)	85,191	114,321
Comprehensive income	-	-	-	(44)	1,791	1,747
Issuance of common stock through stock plan transactions	11	1	112	-	-	113
Issuance of restricted stock	127	13	(13)	-	-	-
Forfeited restricted stock	1	-	-	-	-	-
Release of restricted stock	(14)	(1)	(145)	-	-	(146)
Share-based compensation	-	-	176	-	-	176
Common stock subject to rescission rights	-	-	80	-	-	80
Tax benefit from stock plan transactions	-	-	-	-	-	-
Balance at March 31, 2012	10,447	$1,045	$55,738	$(27,474)	$86,982	$116,291

	Common Stock Shares	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 31, 2010	10,040	$1,004	$54,138	$(21,691)	$73,734	$107,185
Comprehensive income	-	-	-	54	2,708	2,762
Issuance of common stock through stock plan transactions	62	6	380	-	-	386
Issuance of restricted stock	30	3	(3)	-	-	-
Repurchased shares	(21)	(2)	(308)	-	-	(310)
Release of restricted stock	(7)	(1)	(114)	-	-	(115)
Share-based compensation	-	-	187	-	-	187
Tax benefit from stock plan transactions	-	-	224	-	-	224
Balance at March 31, 2011	10,104	$1,010	$54,504	$(21,637)	$76,442	$110,319

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$1,791	$2,708
Adjustments to reconcile net cash used in operating activities:
Depreciation	1,014	865
Amortization of intangible assets	1,031	374
Share-based compensation	176	187
Investment income (loss) from equity interest	19	(18)
Tax benefit from stock plan transactions, net of tax deficiencies from equity awards	-	(224)
Deferred income taxes	1,463	831
Other	339	(124)
Change in operating assets and liabilities:
Contract receivables, net	(4,374)	(9,580)
Prepaid expenses and other current assets	(859)	(465)
Accounts payable	4,135	215
Accrued compensation and employee benefits	(5,395)	(5,028)
Other accrued expenses	602	809
Other long-term liabilities	(1,562)	(53)
Net cash used in operating activities	(1,620)	(9,503)
Cash flows from investing activities:
Purchase of business, net of cash acquired	(2,388)	-
Additions to property and equipment	(92)	(320)
Dividends from equity investment	44	-
Increase in other assets	(5)	-
Net cash used in investing activities	(2,441)	(320)
Cash flow from financing activities:
Repayments under previous term loan	-	(2,000)
Repayments under new term loan	(2,750)	-
Borrowings under revolving credit agreement	20,900	-
Repayments under revolving credit agreement	(18,100)	-
Proceeds from the exercise of stock plan transactions	113	386
Payments for repurchase of shares	-	(310)
Tax benefit from stock plan transactions, net of tax deficiencies from equity awards	-	224
Net cash provided by (used in) financing activities	163	(1,700)
Net decrease in cash and cash equivalents	(3,898)	(11,523)
Cash and cash equivalents, beginning of period	3,908	30,163
Cash and cash equivalents, end of period	$10	$18,640

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

In the opinion of management, all material adjustments that are of a normal and recurring nature necessary for a fair presentation of the results for the periods presented have been reflected. All material intercompany transactions and balances have been eliminated in consolidation. The results for the three months ended March 31, 2012 may not be indicative of the results that may be expected for the year ending December 31, 2012. The accompanying financial information should be read in conjunction with the consolidated financial statements and notes contained in the Company’s Form 10-K, filed with the United States Securities and Exchange Commission (“SEC”) for the year ended December 31, 2011.

NOTE 2.  BUSINESS ACQUISITION

On June 30, 2011, the Company completed acquisition by merger of 100% of the outstanding shares of High Performance Technologies, Inc. ("HPTi") for $143 million in cash plus net working capital of $3.4 million.  HPTi is a leading provider of high-end technology services to the federal healthcare and military technology markets. The merger strengthens and expands the Company’s market presence as a provider of high-end services and solutions in the federal market.

The following pro forma results of operations have been prepared as though the merger of HPTi had occurred on January 1, 2010. These pro forma results include adjustments for interest expense and amortization of deferred financing costs on the term loan used to finance the transaction, amortization expense for the identifiable intangible asset determined in the independent appraisal and the effect of income taxes.  This pro forma information does not purport to be indicative of the results of operations that would have been attained had the merger been made as of January 1, 2010, or of results of operations that may occur in the future.

Three Months Ended
March 31,
2011
Revenue	$95,444
Operating income	$6,935
Net income	$2,380

Earnings per common share:
Basic	$0.24
Diluted	$0.23

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except per share amounts)

NOTE 3. SUPPLEMENTAL BALANCE SHEET INFORMATION

The composition of selected balance sheet accounts are as follows:

	March 31, 2012	December 31, 2011
Contract receivables, net:
Billed receivables	$30,432	$25,821
Unbilled receivables(1):
Revenues recorded in excess of milestone billings on fixed price contracts with state and local government agencies	6,176	7,058
Retainages and fee withholdings	416	518
Other unbilled receivables	34,863	33,935
Total unbilled receivables	41,455	41,511
Allowance for doubtful accounts	(1,047)	(866)
Contract receivables, net	$70,840	$66,466

Prepaid expenses and other current assets:
Restricted cash	$248	$240
Other	3,177	2,326
Prepaid expenses and other current assets	$3,425	$2,566

Property and equipment, net:
Software	$11,349	$11,334
Leasehold improvements	11,077	10,861
Furniture and other equipment	10,083	10,185
Property and equipment	32,509	32,380
Less accumulated depreciation	(17,971)	(17,115)
Property and equipment, net	$14,538	$15,265

Other noncurrent assets:
Deferred compensation plan investments	$1,410	$1,395
Equity investments	975	1,038
Other	1,785	1,879
Other noncurrent assets	$4,170	$4,312

Accrued compensation and employee benefits:
Accrued vacation	$6,927	$6,036
Accrued compensation and related taxes	6,194	11,601
Accrued pension liability	5,796	5,480
Other	590	1,785
Accrued compensation and employee benefits	$19,507	$24,902

Other accrued expenses:
Accrued interest	$1,421	$1,525
Deferred rent liability	1,107	554
Deferred gain on sale of building	676	676
Net working capital payment accrual	-	2,388
Other	3,632	3,413
Other accrued expenses	$6,836	$8,556

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except per share amounts)

	March 31, 2012	December 31, 2011
Other long-term liabilities:
Accrued pension liability	$21,059	$21,576
Deferred rent liability	6,324	6,610
Deferred gain on sale of building	1,859	2,028
Deferred compensation plan liability	1,410	1,395
Other	975	1,457
Other long-term liabilities	$31,627	$33,066

(1)
At March 31, 2012 and December 31, 2011, unbilled retainages and fee withholdings of $0.4 million and $0.5 million were not anticipated to be billed within one year. Additionally, at March 31, 2012 and December 31, 2011, $1.7 million and $0.2 million, respectively, of the other unbilled receivable balances were not scheduled to be invoiced within one year.

NOTE 4. GOODWILL AND INTANGIBLE ASSETS

Goodwill

At March 31, 2012 and December 31, 2011, the Company’s goodwill totaled $211.8 million.  The Company’s annual goodwill impairment test is conducted at November 30 of each calendar year and interim evaluations are performed when the Company determines that a triggering event has occurred that would more likely than not reduce the fair value of its goodwill below its carrying value.  During the first quarter of 2012, due to a decline in the market price of the Company’s stock, the market capitalization of the Company was below the carrying value, which we considered a triggering event and therefore performed an interim impairment test.

We have updated our annual impairment and year-end analysis as of March 31, 2012.  This analysis followed the same methodology and weightings of the Company’s annual impairment evaluation including application of a control premium, which is more fully described in our Annual Report on Form 10-K for the 2011 fiscal year.  The Company’s quoted market price is the primary driver in the valuation testing since quoted market prices in active markets provide the best evidence of fair value.

Based on the analysis performed, management determined that the Company’s fair value exceeded the carrying value of its equity as of March 31, 2012 resulting in the Company passing the first step of the impairment test.  Accordingly, the second step of the impairment testing was not required, and no impairment charges were recorded.

Intangible Assets

Components of the Company’s identifiable intangible assets are as follows:

	Weighted average amortization life (years)	Cost	Accumulated Amortization	Net
Balance at March 31, 2012:
Customer relationships	8.3	$14,600	$(1,842)	$12,758
Contractual backlog	6.5	6,700	(2,198)	4,502
Customer contracts	5.4	3,500	(3,354)	146
Trade name	1.5	600	(296)	304
Total	7.3	$25,400	$(7,690)	$17,710

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except per share amounts)

	Weighted average amortization life (years)	Cost	Accumulated Amortization	Net
Balance at December 31, 2011:
Customer relationships	8.3	$14,600	$(1,214)	$13,386
Contractual backlog	6.5	6,700	(1,943)	4,757
Customer contracts	5.4	3,500	(3,307)	193
Non-competition agreements	3.0	1,400	(1,400)	-
Trade name	1.5	600	(195)	405
Total	7.0	$26,800	$(8,059)	$18,741

During the first quarter of 2012, the Company wrote-off $1.4 million of fully amortized intangible assets related to the non-compete agreements acquired in the Kadix acquisition.  The Company recorded amortization expense for its identifiable intangible assets of $1.0 million and $0.4 million for the three months ended March 31, 2012 and 2011, respectively.  At March 31, 2012, estimated future amortization expense for the identifiable intangible assets to be recorded in subsequent fiscal years was as follows:

Year ending December 31:
Remainder of 2012	$3,093
2013	$3,722
2014	$3,663
2015	$2,887
2016	$2,139
2017 and thereafter	$2,206

NOTE 5. INCOME TAXES

The Company recorded income tax provisions of $1.2 million and $1.9 million in the first quarters of 2012 and 2011, respectively.  The effective income tax rate was 40.9% and 40.7% in the first quarter of 2012 and 2011, respectively.

At March 31, 2012, the Company’s unrecognized tax benefits, which if recognized in future periods, could favorably impact the effective tax rate by approximately $0.3 million.  The total amount of accrued interest and penalties resulting from such unrecognized tax benefits was $0.3 million and $0.2 million at March 31, 2012 and December 31, 2011, respectively.

The Internal Revenue Service (“IRS”) had challenged the deferral of income for tax reporting purposes related to unbilled receivables including the applicability of a Letter Ruling issued by the IRS to the Company in January 1976 which granted to the Company deferred tax treatment of the unbilled receivables.  This issue was elevated to the IRS National Office for determination.  On October 23, 2008, the Company received a notification of ruling from the IRS National Office.  This ruling provided clarification regarding the IRS position relating to revenue recognition for tax purposes regarding its unbilled receivables.  During September 2009, the IRS completed its examination of the Company’s tax returns for 2004 through 2007 and issued a Revenue Agent Report (“RAR”), which reduced the deferral of income for tax reporting purposes.  As a result the Company reclassified approximately $1.0 million from deferred to current taxes payable.  The RAR also included an assessment of interest of $0.5 million. The Company has filed a protest letter with the IRS to appeal the assessment.  The Company believes the appeal will be successful and has made no provision for the interest associated with the assessment.  The IRS has also initiated an exam of the 2009 tax year which is ongoing.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except per share amounts)

NOTE 6. FINANCING ARRANGEMENTS

The Company’s outstanding debt consisted of the following:

	Senior
	Term	Subordinated
	Loan	Debt	Revolver	Total
Balance at December 31, 2011	$76,111	$38,717	$-	$114,828
Borrowings	-	-	20,900	20,900
Repayments	(2,750)	-	(18,100)	(20,850)
Amortization of loan origination fees	342	58	-	400
Balance at March 31, 2012	73,703	38,775	2,800	115,278
Less: Current portion of long-term debt	(13,063)	-	-	(13,063)
Long term debt, net of current portion	$60,640	$38,775	$2,800	$102,215

Weighted average interest rate at December 31, 2011 (1)	4.47%	13.00%	-	7.32%
Weighted average interest rate at March 31, 2012 (1)	3.94%	13.00%	5.75%	6.87%

(1)	The weighted average interest rate includes the effect of the interest rate swap agreements. See Note 7 for additional information.

At March 31, 2012, the Company was in compliance with its loan covenants.

NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS

Effective September 30, 2011, the Company entered into an interest rate swap agreement with an initial notional amount of $40.0 million to manage its exposure to interest rate changes on the senior term loan.  The swap effectively converts a portion of the Company’s variable rate debt under the new term loan to a fixed rate for a period of two years and without exchanging the notional principal amounts.

Under this agreement, the Company receives a floating rate based on the 90-day LIBOR rate and pays a fixed rate of 4.18% (including the applicable margin of 3.50%) on the outstanding notional amount. The swap fixed rate was structured to mirror the payment terms of the senior term loan for the period hedged.  The fair value of the swap at inception was zero.  It is not expected that any gains or losses will be reported in the statement of operations during the term of the agreement as the swap is expected to be highly effective through its maturity based on the matching terms of the swap and facility agreements.  The interest rate swap agreement matures on September 30, 2013.

If, at any time, the swap is determined to be ineffective, in whole or in part, due to changes in the interest rate swap or underlying debt agreements, the fair value of the portion of the swap determined to be ineffective will be recognized as a gain or loss in the statement of operations for the applicable period.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except per share amounts)

The fair value effect on the financial statements from the interest rate swap designated as a cash flow hedge is as follows:

	March 31,	December 31,	Three Months Ended March 31,
	2012	2011	2012	2011
Other long-term liabilities	$68	$-
Other noncurrent assets	$-	$6
Gain (loss) recognized in other comprehensive income, net of tax			$(44)	$54

NOTE 8. FAIR VALUE MEASUREMENTS

The following tables present our assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements
		At March 31, 2012 Using
	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Rabbi Trusts	Other noncurrent assets	$1,410	$-	$-	$1,410

Liabilities:
Interest rate swap	Other long-term liabilities	$-	$68	$-	$68

		Fair Value Measurements
		At December 31, 2011 Using
	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Rabbi Trusts	Other noncurrent assets	$1,395	$-	$-	$1,395
Interest rate swap	Other noncurrent assets	$-	$6	$-	$6

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

Changes to a financial asset’s or liability’s level within the fair value hierarchy are determined as of the end of a reporting period.  There were no changes to these levels during the quarter ended March 31, 2012.

The carrying values of cash and cash equivalents, contract receivables and accounts payable at March 31, 2012 approximate fair value because of the short-term nature of these instruments.  The carrying value of the senior term loan at March 31, 2012 approximates fair value because the interest rate is variable and therefore deemed to reflect a market rate of interest.  At March 31, 2012, based on a review of similar financing arrangements, the Company determined the fair value of the subordinated debt did not change significantly during the quarter and therefore continues to approximate its carrying value.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except per share amounts)

NOTE 9. DEFINED BENEFIT PENSION PLAN

The components of net periodic pension expense for the Company’s defined benefit pension plan are as follows:

	Three Months Ended
	March 31,
	2012	2011
Interest cost on projected benefit obligation	$998	$1,030
Expected return on plan assets	(1,197)	(1,275)
Recognized actuarial loss	424	303
Net periodic pension expense	$225	$58

During the first quarter of 2012, the Company contributed $0.4 million to fund the pension plan.

NOTE 10. SHARE-BASED COMPENSATION

Share-Based Compensation Costs

Total share-based compensation recorded in the Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended
	March 31,
	2012	2011
Cost of products and services	$100	$87
Selling, general and administrative	76	100
Total share-based compensation expense	$176	$187

Stock Option Award Activity

The following table summarizes stock option activity under all plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	90,840	$15.04	4.8	$-
Granted	-	$-
Exercised	-	$-
Cancelled	(10,340)	$18.59
Outstanding at March 31, 2012	80,500	$14.58	5.1	$-

Exercisable at December 31, 2011	64,173	$15.73	3.2	$-
Exercisable at March 31, 2012	53,833	$15.18	3.6	$-

As of March 31, 2012 the total unrecognized compensation cost related to stock option awards was $0.1 million which is expected to be amortized over a weighted-average period of 1.3 years.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except per share amounts)

Cash proceeds received, the intrinsic value and the total tax benefits realized resulting from stock option exercises were as follows:

	Three Months Ended
	March 31,
	2012	2011
Amounts realized or received from stock option exercises:
Cash proceeds received	$-	$300
Intrinsic value realized	$-	$530
Income tax benefit realized	$-	$159

Restricted Stock Award Activity

The following table summarizes restricted stock activity:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2011	80,079	$11.89
Granted	129,334	$10.34
Vested	(42,618)	$10.61
Cancelled	(600)	$14.72
Nonvested at March 31, 2012	166,195	$11.05

The total fair value of restricted shares vested during the three months ended March 31, 2012 and 2011 was $0.5 million and $0.2 million, respectively. As of March 31, 2012, the total unrecognized compensation cost related to restricted stock awards was $1.6 million, which is expected to be amortized over a weighted-average period of 2.6 years.

NOTE 11. EARNINGS PER SHARE

For the three months ended March 31, 2012 and 2011, basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Unexercised stock options and unvested restricted shares are excluded from this calculation but are included in the diluted earnings per share calculation using the treasury stock method so long as their effect is not anti-dilutive.

For the three months ended March 31, 2012 and 2011, diluted earnings per share are determined by using the weighted average number of common and dilutive common equivalent shares outstanding during the period.  Due to the anti-dilutive effect, approximately 149,400 and 86,500 options to purchase common stock and restricted stock awards were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2012 and 2011, respectively.

The following table illustrates the reconciliation of the weighted average shares outstanding:

	Three Months Ended
	March 31,
	2012	2011
Weighted average shares outstanding - Basic	10,419,343	9,973,442
Diluted effect of stock options and restricted stock grants	44,782	200,744
Weighted average shares outstanding - Diluted	10,464,125	10,174,186

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

Major Customers

No individual customer accounted for more than 10% of revenue in the three months ended March 31, 2012 and 2011 and no individual customer accounted for more than 10% of total contract receivables at March 31, 2012 and December 31, 2011.

Related Party

The Company has a 40% interest in HMRTech which is accounted for using the equity method.  Revenues from HMRTech for the three months ended March 31, 2012 and 2011 and amounts due from HMRTech at March 31, 2012 and December 31, 2011 were immaterial.  In addition, HMRTech charged the Company $0.6 million in the three months ended March 31, 2012 and 2011, relating to contract work.  At March 31, 2012 and December 31, 2011, the Company had a related payable of $0.3 million and $0.5 million, respectively.

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

On June 28, 2005, a class action employee suit was filed in the U.S. District Court for the District of Massachusetts alleging violations of the Fair Labor Standards Act and certain provisions of Massachusetts General Laws. In July 2010, the Company and the plaintiffs agreed upon principal terms of settlement, the cost of which was recorded in the second quarter of 2010.

Issuances of our securities require registration under federal and state securities laws or an exemption therefrom, and certain holders of common stock issued by us may be entitled to rescind their purchases. Approximately 148,000 shares issued through DRC's employee stock purchase plan between July 2007 and May 2011, at purchase prices ranging from $6.63 to $14.12 per share, were not registered under the federal securities law.  We intend to offer to repurchase the approximately 119,000 shares that continue to be held by the original purchasers.  The amount of cash expected to be paid to the original purchasers for the repurchase of these shares is approximately $1.2 million, plus interest. The cost to repurchase these shares, based on the March 30, 2012 stock price of $9.64, exceeded market value by $0.1 million and was charge to expense.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the consolidated financial statements and the notes to those statements that appear elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the Securities Exchange Commission on March 13, 2012.

Some of the statements in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere in this Quarterly Report on Form 10-Q, contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, regarding future events and the future results of DRC that are based on our current expectations, estimates, forecasts, and projections about the industries in which DRC operates and the beliefs and assumptions of the management of DRC.  Words such as “anticipates”, “believes”, “estimates”, “expects”, “intends”, “plans”, “projects”, “may”, “will”, “should”, and other similar expressions are intended to identify these forward-looking statements.  Such statements are subject to factors that could cause actual results to differ materially from anticipated results.  Such factors include but are not limited to, the following:

•	Our dependency on the Federal government and changes in federal spending priorities;
•	A shift in pricing structure for government contracts;
•	An increased focus on the elimination of overhead within the Department of Defense;
•	Failure to obtain new government contracts or retain existing contracts;
•	The effect of Federal government in-sourcing on our business;
•	The loss of skilled personnel;
•	The risk of security breaches in systems we develop, install, or maintain;
•	Failure by Congress to timely approve budgets governing spending by Federal agencies;
•	Risks due to government contract provisions providing for rights unfavorable to us, including the ability to terminate contracts at any time for convenience;
•	Potential systems or service failures that could result in liability to our company;
•	Competition with competitors who may have advantages due to having greater resources or qualifying for special statuses;
•	Failure to obtain or maintain necessary security clearances;
•	Risks associated with various, complex Federal government procurement laws and regulations;
•	Adverse effects in the event of an unfavorable Federal audit of our contracts;
•	Failure to adequately safeguard confidential information;
•	An adverse outcome related to ongoing legal proceedings;
•	Incurrence of expenditures prior to final receipt of contracts;
•	Competitive conditions in current markets and difficulties in entering new markets; and
•	Our ability to maintain sufficient sources of financing and the risk that our financing requirements should increase.

These and other risk factors are more fully described in our Annual Report on Form 10-K for the year ended December 31, 2011 under the section entitled “Risk Factors”, and from time to time, in other filings with the SEC.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document.  Actual results may differ materially and adversely from those expressed in any forward-looking statements.  Except to the extent required by applicable law or regulation, DRC undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

Unless the context otherwise requires, references in this Form 10-Q to “DRC”, “we”, “us”, or “our” refer to Dynamics Research Corporation and its subsidiaries.

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

Market

In the first quarter of 2012 as well as in 2011, we generated 95% of our revenue from contracts with the United States government, either as a prime contractor or as a subcontractor.  As a result we are significantly impacted by trends and changes in federal expenditures and procurement policies.  The U.S. government deficit,  budgetary challenges, and efforts to curtail expenditures are on-going and reflected in (i) the Budget Control Act of 2011, which increased the debt ceiling and enacted 10-year discretionary spending caps and automatic spending cuts, referred to as sequestration, which will require $1.2 trillion of spending cuts over 10 years, if not amended by Congress and the President, (ii) the Defense Strategic Guidance, issued on January 5, 2012, which outlines fundamental changes in the strategy of United States armed forces, which is smaller and leaner but agile, flexible, and technologically advanced, and (iii) the President’s budget submission for the fiscal year beginning October 1, 2012.  Additionally, sizeable mandatory outlays for social security and medical programs in the face of large budget deficits indicate that federal discretionary spending will remain under pressure.

Overall, the President’s information technology budget request of $78.9 billion for fiscal year 2013 is down slightly from the fiscal year 2012 enacted budget, reflecting reductions in defense and intelligence budgets and increases in civilian agencies such as the Departments of Treasury, Veterans Affairs, and Education.

We have seen and anticipate continued impacts from government budget management initiatives, the specific timing and effects of which may not be predictable, such as:

•	Program delays, cuts, and terminations,
•	fewer new program starts,
•	intensified price competition for new business and re-competes of current business, and
•	pressure to reduce dependency on service contractors and set more work aside for small and socially disadvantaged businesses.

These events may result in (i) new business contract wins being lower than expected or needed to sustain growth, (ii) ending of or reductions to current programs and contracts, and (iii) lower profit margins as a result of pricing pressure and the need to invest in winning new and retaining existing business – all of which may adversely affect our results of operations and financial condition.

RESULTS OF OPERATIONS

Operating results expressed as a percentage of total revenue are as follows:

	Three Months Ended March 31,
	2012		2011
(in millions)
Revenue	$85.9		$69.5

Gross profit	$13.6	15.8%	$10.8	15.5%
Selling, general and administrative	6.9	8.0%	5.7	8.2%
Amortization of intangible assets	1.0	1.2%	0.4	0.5%
Operating income	5.7	6.6%	4.7	6.8%
Interest expense, net	(2.8)	(3.2)%	(0.3)	(0.4)%
Other income, net	0.1	0.2%	0.1	0.1%
Provision for income taxes(1)	1.2	40.9%	1.9	40.7%
Net income(2)	$1.8	2.1%	$2.7	3.9%

(1)	The percentage of provision for income taxes relates to a percentage of income from continuing operations before income taxes.

(2)	Net income does not add due to rounding.

Revenues

Revenues were earned from the following sectors:

	Three Months Ended March 31,
	2012		2011
(in millions)
National defense and intelligence agencies	$50.5	58.8%	$47.8	68.8%
Homeland security	11.4	13.3	12.3	17.7
Federal civilian agencies	20.0	23.3	5.8	8.4
Total revenue from federal agencies(1)	82.1	95.4	65.9	94.8
State and local government agencies	3.9	4.6	3.6	5.2
Other	0.0	-	0.0	-
Total revenue	$85.9	100.0%	$69.5	100.0%

(1)	Totals may not add due to rounding.

We reported total revenue of $85.9 million and $69.5 million in the three months ended March 31, 2012 and 2011, respectively. Total revenues for the first quarter of 2012 represent an increase of $16.3 million, or 23.5%, from the same period in 2011.  The increase in revenue for the first quarter of 2012 compared with the first quarter of 2011 resulted from the inclusion of HPTi in current year results.  For the first quarter of 2011 HPTi revenue was $25.9 million.  We calculate organic revenue growth by adding revenue of the acquired operations prior to the acquisition date to the company’s reported revenue for the period. Accordingly, pro-forma first quarter 2011 revenue was $95.4 million, and organic revenue declined for the Company for the first quarter of 2012 by 10%.

During the fourth quarter of 2011, we saw evidence of aggressive government cost-cutting initiatives that impacted several successful programs, which completed in the fourth quarter of 2011, where clients deferred or cancelled follow-on awards due to cost-cutting efforts.  The reduction in annual revenue from these completed programs totaled approximately $30 million, which has impacted the first quarter of 2012 and our outlook for the remainder of 2012.

In the first quarter of 2012 we continued to see a shortage of new business awards, as well as adverse contract actions.  The total contract value of our new business wins in the first quarter totaled $5.6 million.  Regarding competitions to re-win existing business we won $50.7 million, or 79%, of the award decisions made in the first quarter, down from a win rate of 98% for the 2011 fiscal year.

Revenues by contract type as a percentage of revenues were as follows:

	Three Months Ended
	March 31,
	2012	2011
Fixed price, including service type contracts	46%	49%
Time and materials	34	29
Cost reimbursable	20	22
	100%	100%

Prime contract	85%	74%
Sub-contract	15	26
	100%	100%

Backlog and Bookings

Our backlog position was as follows:

(in millions)	March 31, 2012	December 31, 2011
Backlog:
Funded	$151.9	$183.3
Unfunded	565.5	618.6
Total backlog	$717.4	$801.9

We expect that substantially all of our funded backlog at March 31, 2012 will generate revenue during the subsequent twelve month period. The funded backlog generally is subject to possible termination at the convenience of the contracting party. Contracts are typically funded on an annual basis or incrementally for shorter time periods. The funded backlog as of March 31, 2012 and December 31, 2011 covered approximately 5.3 months and 6.2 months of revenue, respectively. Funded bookings were $58.3 million and $61.5 million in the three months ended March 31, 2012 and December 31, 2011, respectively, and generated a book-to-bill ratio of approximately 0.7 to 1.0 and 1.0 to 1.0 for each respective period.

Gross Profit

Total gross profit was $13.6 million and $10.8 million for the three months ended March 31, 2012 and 2011, resulting in a gross margin of 15.8% and 15.5% for the first quarter of 2012 and 2011, respectively.  The increase in gross profit margin was composed primarily of lower overhead costs as a percentage of revenue, partially offset by a 0.4 point decline in direct margin on billed services.

Direct margin on billed services was 38.0% of revenue for the first quarter of 2012 compared with 38.4% for the first quarter of 2011.  The change in direct margin as a percentage of revenue was composed of a 2.2 point increase as a result of the inclusion of higher margin HPTi services in results for the most recent quarter, and a decline of 2.6 points resulting from lower margins on legacy DRC business in the most recent quarter compared with the same period in 2011.

Selling, general and administrative expenses

Selling, general and administrative expenses were $6.9 million and $5.7 million in the three months ended March 31, 2012 and 2011, respectively. Selling, general and administrative expenses as a percent of total revenue decreased to 8.0% in the first quarter of 2012 from 8.2% in the same period in 2011. The increase in selling, general and administrative expenses in the first quarter of 2012 was due to added costs from HPTi, and the decrease as a percent of total revenue was attributable to an increase in administrative efficiencies driven by higher levels of revenue.

Goodwill and amortization of intangible assets

The Company’s market capitalization continued to be below book at March 31, 2012.  Accordingly, management updated its fair value assessment as of March 31, 2012.  Based on the analysis performed, management determined that the Company’s fair value exceeded the carrying value of its equity as of March 31, 2012 resulting in the Company passing the first step of the impairment test.  Accordingly, the second step of the impairment testing was not required, and no impairment charges were recorded.

The determination of valuation for goodwill impairment testing is sensitive to (i) changes in the market price of DRC’s stock, and (ii) changes in premium paid in excess of market price for public companies in our industry sector, which are acquired.  A significant decrease in the market price of DRC’s stock would cause a decline in valuation and increase the risk of impairment.  At March 30, 2012 and December 30, 2011, the price of our common stock was $9.64 per share and $11.34 per share, respectively.  Since the end of the first quarter, the market price of the Company’s stock has declined significantly, and we are unable to assure that goodwill will not be impaired in subsequent periods.  Also, a decline in premium paid by acquirers’ of public companies in our sector would cause a decline in valuation and increase the risk of impairment.

Amortization expense was $1.0 million and $0.4 million the first quarter of 2012 and 2011, respectively.  The increase in amortization expense in the first quarter of 2012 compared to the same period in 2011 was due to $20 million of acquired intangible assets from the HPTi merger. The remaining amortization expense for the current fiscal year is expected to be approximately $3.1 million.

Interest expense, net

We incurred net interest expense of $2.8 million and $0.3 million in the three months ended March 31, 2012 and 2011, respectively.  The increase in interest expense in the first quarter of 2012 compared to the same period in 2011 was due to the higher outstanding debt borrowings incurred in connection with the HPTi merger and higher interest rates.

Other income (expense), net

Other income (expense) consists of our portion of earnings and losses in HMRTech, gains and losses realized from our deferred compensation plan and results from other non-operating transactions, all of which were immaterial to our results.

Income tax provision (benefit)

We recorded income tax provisions of $1.2 million and $1.9 million in the first quarter of 2012 and 2011, respectively.  The effective income tax rate was 40.9% and 40.7% in the first quarter of 2011 and 2010, respectively.

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

We have evaluated our future liquidity needs, both from a short-term and long-term basis.  The first quarter of each fiscal year is seasonally the weakest quarter of the year from a cash flow viewpoint.  Our cash flows in the past and for the remainder of 2012 are expected to exceed our fixed costs and debt service requirements. Accordingly we anticipate using excess cash flow in the remainder of 2012 to pre-pay senior debt.  Additionally, we maintain a $20 million revolving credit facility, of which $16.3 million was available at March 31, 2012.  At March 31, 2012 we used available cash to minimize the outstanding balance on the revolving credit facility. Based on these circumstances, we believe we have sufficient funds to meet our working capital and capital expenditure needs for the short-term.

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

Operating activities

Net cash used in operating activities of $1.6 million during the first quarter of 2012 compared with $9.5 million for the first quarter of 2011.  The first quarter of each fiscal year is seasonally the weakest quarter of each year from a cash flow viewpoint as a result of payments made in the first quarter of each year for annual incentive compensation, taxes, and increases in prepayments of rents and other expenses.

Net cash used on contract receivables was $4.4 million for the first quarter of 2012 compared with $9.6 million for the first quarter of 2011.  Receivables collections, which are seasonally weak in the first quarter of each year were stronger in the first quarter of 2012 compared with the first quarter of 2011.  The federal budget for the current fiscal year was finalized earlier than in the previous year.  We believe this factor contributed to the improvement in collections in the first quarter of this year.  Overall, contract receivables days sales outstanding (“DSO”) at March 31, 2012 increased 6 days in the quarter, compared with an increase of 13 days in the first quarter of 2011.  DSO was 74 days at March 31, 2012 compared to 68 days at December 31, 2011 and 75 days at March 31, 2011.  Federal business DSO, which excludes the effect of state contracts, was 67 days at March 31, 2012 compared to 60 days at December 31, 2011 and 66 days at March 31, 2011.

Our net deferred tax liability was $4.3 million and $2.9 million at March 31, 2012 and December 31, 2011, respectively. The increase in the net deferred tax liability was primarily due to an increase in intangibles and unbilled receivables.  During the first quarter of 2012, we paid $0.5 million in income taxes, net of refunds, and currently anticipate net income tax payments of $1.0 million in the remaining three quarters of 2012.  During the first quarter of 2011, we received a net refund of $0.1 million.

The IRS has challenged the deferral of income for tax reporting purposes related to unbilled receivables including the applicability of a Letter Ruling issued by the IRS to DRC in January 1976 which granted us deferred tax treatment of the unbilled receivables.  This issue was elevated to the IRS National Office for determination.  On October 23, 2008, we received a notification of ruling from the IRS National Office.  This ruling provided clarification regarding the IRS position relating to revenue recognition for tax purposes regarding our unbilled receivables.  During September 2009, the IRS completed its examination of our tax returns for 2004 through 2007 and issued a Revenue Agent Report, which reduced the deferral of income for tax reporting purposes.  As a result we reclassified approximately $1.0 million from deferred to current taxes payable.  The IRS report also included an assessment of interest of $0.5 million. We have filed a protest with the IRS to appeal the assessment.  We believe the appeal will be successful and have therefore made no provision for the interest associated with the assessment. The IRS has also initiated an exam of the 2009 tax year which is ongoing.

Share-based compensation was $0.2 million in the first quarter of 2012 and 2011.  As of March 31, 2012 the total unrecognized compensation cost related to restricted stock awards was $1.6 million which is expected to be amortized over a weighted-average period of 2.6 years, and the unrecognized compensation cost related to stock option awards was $0.1 million which is expected to be amortized over a weighted-average period of 1.3 years.

Non-cash amortization expense of our acquired intangible assets was $1.0 million and $0.4 million in the first quarters of 2012 and 2011, respectively.  This increase was as a result of the acquisition of HPTi, in which we acquired a significant amount of additional intangible assets.  We anticipate that non-cash expense for the amortization of intangible assets will remain at a comparable quarterly level for the remainder of 2012.

Our defined benefit pension plan was underfunded by $26.9 million and $27.1 million at March 31, 2012 and December 31, 2011, respectively.  We contributed $0.4 million and $3.5 million to fund the pension plan in the first quarter of 2012 and 2011, respectively, and recorded pension expense of $0.2 million and $0.1 million in the first quarter of 2012 and 2011, respectively.  We expect to contribute an additional $5.1 million to fund the pension plan in 2012 and anticipate pension expense to be approximately $0.9 million in 2012.

Investing activities

Net cash used in investing activities from continuing operations of $2.4 million in the first quarter of 2012 primarily consisted of the settlement of the HPTi merger working capital payment of $2.4 million and payments for capital expenditures of $0.1 million.  Net cash used in investing activities from continuing operations was $0.3 million in the first quarter of 2011 primarily consisted of investing of capital expenditures.  We expect discretionary capital expenditures in 2012 to be in the range of $2 million to $3 million.

Financing activities

During the first quarter of 2012, net cash provided by financing activities of $0.2 million was primarily due to proceeds from the issuance of common stock through stock plan transactions.  Net cash used in financing activities was $1.7 million in the first quarter of 2011and primarily represented payments under our term loan of $2.0 million.

Concurrent with the merger of HPTi, we replaced our then-existing credit facility with a new secured credit facility with a $110 million five-year senior term loan and a $20 million revolving credit facility, and entered into a $40 million unsecured subordinated facility with a six-year term.

During the first quarter of 2012, we repaid $2.8 million of the senior term loan and received net borrowings of the same amount under our revolver.  For the remainder of 2012 our senior term loan requires quarterly repayments totaling $9.6 million.  We expect operating cash flows will exceed these required repayments.  We will continue to consider prepaying senior debt with excess cash flow.  At March 31, 2012, the borrowing capacity available under our revolver was $16.3 million.

At March 31, 2012, we were in compliance with our loan covenants.  Our most stringent financial covenant is the fixed charge coverage ratio.  This covenant requires us to maintain a ratio of adjusted consolidated EBITDA to adjusted consolidated interest expense of not less than 1.25 to 1.00.  At March 31, 2012, our fixed charge coverage ratio was 1.86 to 1.00.  This fixed charge coverage ratio is tested on a quarterly basis and is measured on a trailing four fiscal quarter basis.

Effective September 30, 2011, we entered into an interest rate swap agreement with an initial notional amount of $40.0 million of the term loan to manage its exposure to interest rate changes.  The swap effectively converts a portion of our variable rate debt under the term loan to a fixed rate, without exchanging the notional principal amounts.

Under this agreement, we receive a floating rate based on the 90-day LIBOR rate and pay a fixed rate of 4.18% (including the applicable margin of 3.50%) on the outstanding notional amount. The swap fixed rate was structured to mirror the payment terms of the term loan for the two-year period.  The fair value of the swap at inception was zero.  It is not expected that any gains or losses will be reported in the statement of operations during the term of the agreement as the swap is expected to be highly effective through its maturity based on the matching terms of the swap and facility agreements.

If, at any time, the swap is determined to be ineffective, in whole or in part, due to changes in the interest rate swap or underlying debt agreements, the fair value of the portion of the swap determined to be ineffective will be recognized as a gain or loss in the statement of operations for the applicable period.

Approximately 148,000 shares issued through DRC's employee stock purchase plan between July 2007 and May 2011, at purchase prices ranging from $6.63 to $14.12 per share, were not registered under the federal securities law.  We intend to offer to repurchase the approximately 119,000 shares that continue to be held by the original purchasers.  The amount of cash expected to be paid to the original purchasers for the repurchase of these shares is approximately $1.2 million, plus interest. The cost to repurchase these shares, based on the March 30, 2012 stock price of $9.64, exceeded market value by $0.1 million and was charge to expense. Since the end of the first quarter, our stock price has decreased, which if sustained could result in an additional charge to expense and a corresponding reduction to equity estimated at $0.3 to $0.4 million.  If the fair market value of our common stock decreases before such repurchase, it may materially increase the cost to us for such repurchase, impacting our financial condition and cash flows.

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

During the first quarter of 2012, the average outstanding balance of our senior term loans was $80.0 million at a weighted average interest rate of 4.47% compared to the term loan of $22.0 million at a weighted average interest rate of 3.44% in the first quarter of 2011.  In addition, the interest rate of our $40.0 million subordinated loan was 13.0% which was outstanding during the first quarter of 2012.  At March 31, 2012, our revolver balance was $2.8 million at an interest rate of 5.75%.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk associated with our revolver and senior term loan, where interest payments are tied to either the LIBOR or prime rate.  At March 31, 2012, the interest rate on our senior term loan was 3.74%.  Our interest rate swap agreement mitigates the floating interest rate risk on a portion of our outstanding term loan.  The swap agreement effectively fixes the interest rate on a portion of our outstanding term loan at 4.18%, which includes the applicable margin of 3.50% at March 31, 2012. The blended interest rate of our term loan and swap agreement was 3.94% at March 31, 2012.  At any time, a sharp rise in interest rates could have an adverse effect on net interest expense as reported in our Consolidated Statements of Operations. Our potential loss over one year that would result in a hypothetical and instantaneous increase of one full percentage point in the interest rate on the variable portion of the senior term loan would increase annual interest expense by approximately $0.1 million.

In addition, our historical investment positions have been relatively small and short-term in nature.  We typically invest excess cash in money market accounts with original maturities of three months or less with no exposure to market interest rates. We have no significant exposure to foreign currency fluctuations. Foreign sales, which are nominal, are primarily denominated in U.S. dollars.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) evaluated, together with other members of senior management, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2012; and, based on this review, the Company’s CEO and CFO concluded that, as of March 31, 2012, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by it in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarterly period ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

For information regarding factors that could affect our results of operations, financial condition and liquidity, refer to the section titled “Risk Factors” in Part I, Item 1A of our 2011 Form 10-K. Except as noted below, there have been no material changes from the risk factors previously disclosed in our most recent Form 10-K.

The Company Has Substantial Investments in Recorded Goodwill as a Result of Acquisitions, and Changes in Future Business Conditions Could Cause These Investments to Become Impaired, Requiring Substantial Write-Downs That Would Reduce the Company’s Operating Income.

As of March 31, 2012, goodwill accounted for $211.8 million, or approximately 66%, of the Company’s recorded total assets. The Company’s goodwill increased significantly as a result of the HPTi merger.  Under Accounting Principles Generally Accepted in the United States of America, the Company reviews its goodwill for impairment annually or when events or changes in circumstances indicate the carrying value may not be recoverable. A significant and sustained decrease in expected reporting unit cash flows or changes in market conditions would increase the risk of impairment of recorded goodwill.  If goodwill becomes impaired, the Company would record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill is determined, which may significantly reduce or eliminate our profits.

During the first quarter of 2012, due to a decline in the market price of the Company’s stock, the market capitalization of the Company was below the carrying value, which we considered a triggering event and therefore performed an interim impairment test.  Based on the analysis performed, management determined that the Company’s fair value exceeded the carrying value of its equity as of March 31, 2012 resulting in the Company passing the first step of the impairment test.  Accordingly, the second step of the impairment testing was not required, and no impairment charges were recorded.

The determination of valuation for goodwill impairment testing is sensitive to (i) changes in the market price of DRC’s stock, and (ii) changes in premium paid in excess of market price for public companies in our industry sector, which are acquired.  A significant decrease in the market price of DRC’s stock would cause a decline in valuation and increase the risk of impairment.  At March 30, 2012 and December 30, 2011, the price of our common stock was $9.64 per share and $11.34 per share, respectively.  Since the end of the first quarter, the market price of the Company’s stock has declined significantly, and we are unable to assure that goodwill will not be impaired in subsequent periods.  Also, a decline in premium paid by acquirers’ of public companies in our sector would cause a decline in valuation and increase the risk of impairment.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth all purchases made by us or on our behalf by any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the first quarter of 2012.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value Of Shares that May Yet Be Purchased Under the Programs(2)
January 1, 2012 to January 31, 2012	-	$-	-	$-
February 1, 2012 to February 28, 2012	5,302	$10.97	-	-
March 1, 2012 to March 31, 2012	8,589	$10.26	-	-
Total	13,891	$10.53	-	$-

(1)	Represents shares repurchased to cover payroll withholding taxes in connection with the vesting of restricted stock awards.

ITEM 6. EXHIBITS

The following Exhibits are filed or furnished, as applicable, herewith:

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*
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

DYNAMICS RESEARCH CORPORATION
(Registrant)

Date: May 10, 2012	/s/ David Keleher
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: May 10, 2012	/s/ Shaun N. McCarthy
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)