Form 10-Q
period 2012-06-30
DYNAMICS RESEARCH CORP
filed 2012-08-09
CIK 30822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

As of August 6, 2012, there were 10,490,880 shares of the registrant’s common stock outstanding.

DYNAMICS RESEARCH CORPORATION
FORM 10-Q
For the Quarterly Period Ended June 30, 2012

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
 (Dollars in thousands, except share data)

	June 30, 2012	December 31, 2011
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$8	$3,908
Contract receivables, net	64,072	66,466
Prepaid expenses and other current assets	4,250	2,566
Total current assets	68,330	72,940
Noncurrent assets
Property and equipment, net	13,651	15,265
Goodwill	199,805	211,805
Intangible assets, net	16,679	18,741
Deferred tax asset	1,964	497
Other noncurrent assets	3,974	4,312
Total noncurrent assets	236,073	250,620
Total assets	$304,403	$323,560

Liabilities and stockholders' equity
Current liabilities
Current portion of long-term debt	$13,750	$12,375
Accounts payable	22,915	24,504
Accrued compensation and employee benefits	20,083	24,902
Deferred tax liability	3,479	3,383
Other accrued expenses	5,245	8,556
Total current liabilities	65,472	73,720
Long-term liabilities
Long-term debt	96,170	102,453
Other long-term liabilities	31,845	33,066
Total long-term liabilities	128,015	135,519
Total liabilities	193,487	209,239
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.10 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.10 par value; 30,000,000 shares authorized; 10,459,394 and 10,321,749 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	1,046	1,032
Capital in excess of par value	56,712	55,528
Accumulated other comprehensive loss, net of taxes	(27,745)	(27,430)
Retained earnings	80,903	85,191
Total stockholders' equity	110,916	114,321
Total liabilities and stockholders' equity	$304,403	$323,560

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
 (Dollars in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenue	$80,834	$68,472	$166,703	$137,996
Cost of revenue	68,307	58,045	140,580	116,805
Gross profit on revenue	12,527	10,427	26,123	21,191

Selling, general and administrative expenses	6,410	6,809	13,301	12,478
Amortization of intangible assets	1,031	374	2,062	748
Impairment of goodwill	12,000	-	12,000	-
Operating income (loss)	(6,914)	3,244	(1,240)	7,965
Interest expense, net	(2,621)	(768)	(5,400)	(1,020)
Other income (expense), net	(71)	67	64	163
Income (loss) before provision (benefit) for income taxes	(9,606)	2,543	(6,576)	7,108
Provision (benefit) for income taxes	(3,527)	1,106	(2,288)	2,963
Net income (loss)	$(6,079)	$1,437	$(4,288)	$4,145

Earnings (loss) per common share
Basic	$(0.59)	$0.14	$(0.42)	$0.42
Diluted	$(0.59)	$0.14	$(0.42)	$0.41

Weighted average shares outstanding
Basic	10,319,901	10,050,545	10,330,851	9,971,411
Diluted	10,319,901	10,194,171	10,330,851	10,145,738

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
 (Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income (loss)	$(6,079)	$1,437	$(4,288)	$4,145
Other comprehensive income (loss), net of tax:
Pension liability adjustment, net of tax of $182:	(278)	-	(278)	-
Unrealized gains (losses) on derivative instruments, net of tax of $5 and $150 for the three months ended June 30, 2012 and 2011, respectively, and $25 and $185 for the six months ended June 30, 2012 and 2011, respectively.	7	228	(37)	282
Other comprehensive income (loss), net of tax	(271)	228	(315)	282
Comprehensive income (loss)	$(6,350)	$1,665	$(4,603)	$4,427

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)
FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011
 (In thousands)

	Common Stock Shares	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at March 31, 2012	10,447	$1,045	$55,738	$(27,474)	$86,982	$116,291
Comprehensive loss	-	-	-	(271)	(6,079)	(6,350)
Issuance of common stock through stock plan transactions	17	2	118	-	-	120
Issuance of restricted stock	2	-	-	-	-	-
Forfeiture of restricted stock	(6)	(1)	1	-	-	-
Release of restricted stock	(1)	-	(10)	-	-	(10)
Share-based compensation	-	-	175	-	-	175
Common stock subject to rescission rights	-	-	724	-	-	724
Tax benefit from stock plan transactions	-	-	(34)	-	-	(34)
Balance at June 30, 2012	10,459	$1,046	$56,712	$(27,745)	$80,903	$110,916

	Common Stock Shares	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at March 31, 2011	10,104	$1,010	$54,504	$(21,637)	$76,442	$110,319
Comprehensive income	-	-	-	228	1,437	1,665
Issuance of common stock through stock plan transactions	206	20	1,307	-	-	1,327
Issuance of restricted stock	16	2	(2)	-	-	-
Forfeiture of restricted stock	(9)	(1)	1	-	-	-
Repurchased shares	(2)	-	(25)	-	-	(25)
Share-based compensation	-	-	142	-	-	142
Tax benefit from stock plan transactions	-	-	351	-	-	351
Balance at June 30, 2011	10,315	$1,031	$56,278	$(21,409)	$77,879	$113,779

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
 (In thousands)

	Common Stock Shares	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 31, 2011	10,322	$1,032	$55,528	$(27,430)	$85,191	$114,321
Comprehensive loss	-	-	-	(315)	(4,288)	(4,603)
Issuance of common stock through stock plan transactions	28	3	230	-	-	233
Issuance of restricted stock	129	13	(13)	-	-	-
Forfeiture of restricted stock	(5)	(1)	1	-	-	-
Release of restricted stock	(15)	(1)	(155)	-	-	(156)
Share-based compensation	-	-	351	-	-	351
Common stock subject to rescission rights	-	-	804	-	-	804
Tax benefit from stock plan transactions	-	-	(34)	-	-	(34)
Balance at June 30, 2012	10,459	$1,046	$56,712	$(27,745)	$80,903	$110,916

	Common Stock Shares	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 31, 2010	10,040	$1,004	$54,138	$(21,691)	$73,734	$107,185
Comprehensive income	-	-	-	282	4,145	4,427
Issuance of common stock through stock plan transactions	268	26	1,687	-	-	1,713
Issuance of restricted stock	46	5	(5)	-	-	-
Forfeiture of restricted stock	(9)	(1)	1	-	-	-
Release of restricted stock	(9)	(1)	(139)	-	-	(140)
Share-based compensation	-	-	329	-	-	329
Repurchased shares	(21)	(2)	(308)	-	-	(310)
Tax benefit from stock plan transactions	-	-	575	-	-	575
Balance at June 30, 2011	10,315	$1,031	$56,278	$(21,409)	$77,879	$113,779

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(4,288)	$4,145
Adjustments to reconcile net cash provided by operating activities:
Impairment of goodwill	12,000	-
Depreciation	2,018	1,707
Amortization of intangible assets	2,062	748
Share-based compensation	351	329
Investment loss (income) from equity interest	38	(75)
Tax benefit from stock plan transactions	34	(575)
Loss on extinguishment of debt	-	193
Settlement of derivative instrument	-	340
Deferred income taxes	(1,165)	835
Other	662	(235)
Change in operating assets and liabilities:
Contract receivables, net	2,394	(7,423)
Prepaid expenses and other current assets	(1,684)	321
Accounts payable	(1,589)	4,235
Accrued compensation and employee benefits	(4,819)	(2,873)
Other accrued expenses	(309)	(810)
Other long-term liabilities	(1,587)	(861)
Net cash provided by operating activities	4,118	1
Cash flows from investing activities:
Purchase of business, net of cash acquired	(2,388)	(142,822)
Additions to property and equipment	(215)	(862)
Dividends from equity investment	86	35
Increase in other assets	-	(24)
Net cash used in investing activities	(2,517)	(143,673)
Cash flow from financing activities:
Borrowings under loan agreements	-	144,021
Repayments under previous term loan	-	(22,000)
Repayments under new term loan	(6,500)	-
Borrowings under revolving credit agreement	53,300	-
Repayments under revolving credit agreement	(52,500)	-
Payments of deferred financing cost	-	(1,900)
Proceeds from the exercise of stock plan transactions	233	1,713
Payments of repurchased shares	-	(310)
Tax benefit from stock plan transactions	(34)	575
Net cash provided by (used in) financing activities	(5,501)	122,099
Net decrease in cash and cash equivalents	(3,900)	(21,573)
Cash and cash equivalents, beginning of period	3,908	30,163
Cash and cash equivalents, end of period	$8	$8,590

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

In the opinion of management, all material adjustments that are of a normal and recurring nature necessary for a fair presentation of the results for the periods presented have been reflected. All material intercompany transactions and balances have been eliminated in consolidation. The results for the three and six months ended June 30, 2012 may not be indicative of the results that may be expected for the year ending December 31, 2012. The accompanying financial information should be read in conjunction with the consolidated financial statements and notes contained in the Company’s Form 10-K, filed with the United States Securities and Exchange Commission (“SEC”) for the year ended December 31, 2011.

NOTE 2.  BUSINESS ACQUISITION

On June 30, 2011, the Company completed an acquisition by merger of 100% of the outstanding shares of High Performance Technologies, Inc. ("HPTi") for $143 million in cash plus net working capital of $3.4 million.  HPTi is a leading provider of high-end technology services to the federal healthcare and military technology markets. The merger strengthens and expands the Company’s market presence as a provider of high-end services and solutions in the federal market.

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

	Three	Six
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2011	2011
Revenue	$96,119	$191,563
Operating income	$7,431	$14,366
Net income	$2,612	$4,992

Earnings per common share:
Basic	$0.26	$0.50
Diluted	$0.26	$0.49

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except per share amounts)

NOTE 3. SUPPLEMENTAL BALANCE SHEET INFORMATION

The composition of selected balance sheet accounts are as follows:

	June 30, 2012	December 31, 2011
Contract receivables, net:
Billed receivables	$29,242	$25,821
Unbilled receivables(1):
Revenues recorded in excess of milestone billings on fixed price contracts with state and local government agencies	6,075	7,058
Retainages and fee withholdings	573	518
Other unbilled receivables	29,167	33,935
Total unbilled receivables	35,815	41,511
Allowance for doubtful accounts	(985)	(866)
Contract receivables, net	$64,072	$66,466

Prepaid expenses and other current assets:
Restricted cash	$251	$240
Other	3,999	2,326
Prepaid expenses and other current assets	$4,250	$2,566

Property and equipment, net:
Software	$11,338	$11,334
Furniture and other equipment	10,084	10,185
Leasehold improvements	11,127	10,861
Property and equipment	32,549	32,380
Less accumulated depreciation	(18,898)	(17,115)
Property and equipment, net	$13,651	$15,265

Other noncurrent assets:
Deferred compensation plan investments	$1,374	$1,395
Equity investments	914	1,038
Other	1,686	1,879
Other noncurrent assets	$3,974	$4,312

Accrued compensation and employee benefits:
Accrued vacation	$6,778	$6,036
Accrued compensation and related taxes	6,224	11,601
Accrued pension liability	5,122	5,480
Other	1,959	1,785
Accrued compensation and employee benefits	$20,083	$24,902

Other accrued expenses:
Accrued interest	$193	$1,525
Deferred rent liability	1,136	554
Deferred gain on sale of building	676	676
Net working capital payment accrual	-	2,388
Other	3,240	3,413
Other accrued expenses	$5,245	$8,556

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except per share amounts)

	June 30, 2012	December 31, 2011
Other long-term liabilities:
Accrued pension liability	$21,743	$21,576
Deferred rent liability	6,068	6,610
Deferred gain on sale of building	1,690	2,028
Deferred compensation plan liability	1,374	1,395
Other	970	1,457
Other long-term liabilities	$31,845	$33,066

(1)
At June 30, 2012 and December 31, 2011, unbilled retainages and fee withholdings of $0.5 million were not anticipated to be billed within one year. Additionally, at December 31, 2011 $0.2 million of the other unbilled receivable balances were not scheduled to be invoiced within one year.

NOTE 4. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company’s annual goodwill impairment test is conducted at November 30 of each calendar year and interim evaluations are performed when the Company determines that a triggering event has occurred that would more likely than not reduce the fair value of its goodwill below its carrying value.  During the second quarter of 2012, due to a decline in the market price of the Company’s stock, the market capitalization of the Company was below the carrying value, which we considered a triggering event and therefore performed an interim impairment test.

We have updated our annual impairment and year-end analysis as of June 30, 2012.  Based on the step 1 analysis performed, management, with the assistance of a third party valuation specialist, determined on August 2, 2012 that the Company’s fair value was below the carrying value of its equity as of June 30, 2012.  As a result, the Company has estimated the range of impairment to be between $12.0 million and $212.0 million and has recorded in the second quarter of 2012 an estimated preliminary impairment charge of $12.0 million.  Due to the timing and complexity of step 2 of the impairment test, which is required to determine the actual impairment, the Company was unable to finalize the amount of impairment prior to filing form 10-Q for the quarter ended June 30, 2012. Step 2 of the impairment test will be completed in the third quarter of 2012.  Any adjustment to the estimated impairment charge made in the second quarter of 2012 will be recorded in the third quarter of 2012.

The following table represents changes in goodwill:

	December 31, 2011	Estimated Goodwill Impairment	June 30, 2012
Goodwill	$211,805	$12,000	$199,805

Intangible Assets

Components of the Company’s identifiable intangible assets are as follows:

	Weighted average amortization life (years)	Cost	Accumulated Amortization	Net
Balance at June 30, 2012:
Customer relationships	8.3	$14,600	$(2,470)	$12,130
Contractual backlog	6.5	6,700	(2,452)	4,248
Customer contracts	5.4	3,500	(3,401)	99
Trade name	1.5	600	(398)	202
Total	7.3	$25,400	$(8,721)	$16,679

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except per share amounts)

	Weighted average amortization life (years)	Cost	Accumulated Amortization	Net
Balance at December 31, 2011:
Customer relationships	8.3	$14,600	$(1,214)	$13,386
Contractual backlog	6.5	6,700	(1,943)	4,757
Customer contracts	5.4	3,500	(3,307)	193
Non-competition agreements	3.0	1,400	(1,400)	-
Trade name	1.5	600	(195)	405
Total	7.0	$26,800	$(8,059)	$18,741

During the first quarter of 2012, the Company wrote-off $1.4 million of fully amortized intangible assets related to the non-compete agreements acquired in the Kadix acquisition.  The Company recorded amortization expense for its identifiable intangible assets of $1.0 million and $0.4 million for the three months ended June 30, 2012 and 2011, respectively, and $2.1 million and $0.7 million for the first half of 2012 and 2011, respectively.  At June 30, 2012, estimated future amortization expense for the identifiable intangible assets to be recorded in subsequent fiscal years was as follows:

Year ending December 31:
Remainder of 2012	$2,062
2013	$3,722
2014	$3,663
2015	$2,887
2016	$2,139
2017 and thereafter	$2,206

Valuation of Long-Lived Assets

Long-lived assets, such as property, plant, and equipment, and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of asset groups to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized in our statement of operations and as a reduction to the asset group if it is concluded that the fair market value of the asset group is less than its carrying value. Due to the same circumstances that required the interim goodwill impairment test above, we evaluated our long lived assets for impairment for the quarter ended June 30, 2012. We determined that the carrying amount of our long-lived assets did not exceed their estimated undiscounted future cash flows, and thus our long-lived assets are not impaired as of June 30, 2012.

NOTE 5. INCOME TAXES

The Company recorded income tax benefits of $3.5 million and $2.3 million in the second quarter and first half of 2012, respectively, and income tax provisions of $1.1 million and $3.0 million in the second quarter and first half of 2011, respectively.  The effective income tax rate was 34.8% and 41.7% in the first half of 2012 and 2011, respectively.  Excluding the goodwill impairment charge, the effective income tax for the first half of 2012 was 40.8%.

At June 30, 2012, the Company’s unrecognized tax benefits, which if recognized in future periods, could favorably impact the effective tax rate by approximately $0.3 million.  The total amount of accrued interest and penalties resulting from such unrecognized tax benefits was $0.3 million and $0.2 million at June 30, 2012 and December 31, 2011, respectively.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except per share amounts)

The Company is permitted to deduct certain intangible assets and goodwill balances over a period of 15 years from the date of historical acquisitions, thereby reducing the Company’s taxable income as reported on the income tax return.  The Company estimates the annual cash savings from these deductions, as compared with tax expense to be provided for in the Company’s financial statements, from these deductions as follows:

Year	Income Tax Benefit
2012	$4,500
2013	$4,700
2014	$4,700
2015	$5,000
2016	$5,300
2017 and thereafter	$43,400
$67,600

In the year in which these benefits are realized, the Company recognizes a long term deferred tax liability.

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

NOTE 6. FINANCING ARRANGEMENTS

The Company’s outstanding debt consisted of the following:

	Senior
	Term	Subordinated
	Loan	Debt	Revolver	Total
Balance at December 31, 2011	$76,111	$38,717	$-	$114,828
Borrowings	-	-	53,300	53,300
Repayments	(6,500)	-	(52,500)	(59,000)
Amortization of loan origination fees	677	115	-	792
Balance at June 30, 2012	70,288	38,832	800	109,920
Less: Current portion of long-term debt	(13,750)	-	-	(13,750)
Long term debt, net of current portion	$56,538	$38,832	$800	$96,170

Weighted average interest rate at December 31, 2011 (1)	4.47%	13.00%	-	7.32%
Weighted average interest rate at June 30, 2012 (1)	3.99%	13.00%	5.75%	7.15%

(1)	The weighted average interest rate includes the effect of the interest rate swap agreements. See Note 7 for additional information.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except per share amounts)

Effective June 30, 2012, the Company amended its credit agreements to exclude non-cash expenses resulting from any impairment or write-off of goodwill during the Company’s 2012 fiscal year from the definition of ‘Consolidated Earnings Before Interest, Tax and Amortization (“EBITDA”)’ as presented in the Company’s financial covenants.  At June 30, 2012, the Company was in compliance with its loan covenants.

NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS

Effective September 30, 2011, the Company entered into an interest rate swap agreement with an initial notional amount of $40.0 million to manage its exposure to interest rate changes on that portion of the senior term loan.  The swap effectively converts a portion of the Company’s variable rate debt under the senior term loan to a fixed rate for a period of two years and without exchanging the notional principal amounts.

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

The fair value effect on the financial statements from the interest rate swap designated as a cash flow hedge is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Gain (loss) recognized in other comprehensive income, net of tax	$7	$228	$(37)	$282

	June 30,	December 31,
	2012	2011
Other long-term liabilities	$57	$-
Other noncurrent assets	$-	$6

NOTE 8. FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present our assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements
		At June 30, 2012 Using
	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Rabbi Trusts	Other noncurrent assets	$1,374	$-	$-	$1,374

Liabilities:
Interest rate swap	Other long-term liabilities	$-	$57	$-	$57

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

Changes to a financial asset’s or liability’s level within the fair value hierarchy are determined as of the end of a reporting period.  There were no changes to these levels during the quarter ended June 30, 2012.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

All other nonfinancial assets and liabilities measured at fair value in the financial statements on a nonrecurring basis are subject to fair value measurements and disclosures. Nonfinancial assets and liabilities included in our condensed consolidated balance sheets and measured on a nonrecurring basis consist of goodwill and long-lived assets, including other acquired intangibles. Goodwill and long-lived assets are measured at fair value to test for and measure impairment, if any, at least annually for goodwill or when necessary for both goodwill and long-lived assets.

We estimate fair value for our goodwill impairment test by employing three different methodologies to calculate a fair value and then weighting the outputs to arrive at an estimated fair value. The valuation methods utilized include an income approach, a comparison to comparable industry companies and a market approach.  Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. The fair value measurement was calculated using unobservable inputs in both the income approach and the comparable industry approach. In the income approach, the value of a business depends on its prospective economic income.  This approach looks at what a business will do in the future and not what it has done in the past. The key inputs used in this approach include risk adjusted discount rates and estimated future cash flows, which include estimates of future revenues, operating costs and operating capital related cash flows. The estimate of future cash flows takes into consideration factors such as growth rates and economic and market information. The key inputs in the comparable industry approach include our historical financial results and multiples that were selected based on data observed from publicly traded comparable companies. The market value approach is primarily driven by the underlying value of our common stock, which can vary significantly depending upon a number of factors, such as overall market conditions and our estimated future profitability. The control premium, applied to the market and comparable industry company approaches, is based on the premium paid in transactions occurring in the past years by acquirers of publicly traded companies who provide management and information technology services to the federal government, which are similar to the services provided by the Company.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except per share amounts)

The following tables present our assets and liabilities that are measured at fair value on a non-recurring basis:

		Fair Value Measurements
		At June 30, 2012 Using
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Goodwill	Goodwill	$-	$-	$199,805	$199,805

A goodwill impairment charge was recorded in the amount of $12.0 million in the second quarter of 2012.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, contract receivables and accounts payable at June 30, 2012 approximate fair value because of the short-term nature of these instruments.  The carrying value of the senior term loan at June 30, 2012 approximates fair value because the interest rate is variable and therefore deemed to reflect a market rate of interest.  At June 30, 2012, based on a review of similar financing arrangements, the Company determined the fair value of the subordinated debt did not change significantly during the quarter and therefore continues to approximate its carrying value.

NOTE 9. DEFINED BENEFIT PENSION PLAN

The components of net periodic pension expense for the Company’s defined benefit pension plan are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Interest cost on projected benefit obligation	$997	$1,030	$1,995	$2,060
Expected return on plan assets	(1,197)	(1,275)	(2,394)	(2,550)
Recognized actuarial loss	424	302	848	605
Net periodic pension expense	$224	$57	$449	$115

During the first half of 2012, the Company contributed $1.1 million to fund the pension plan.

NOTE 10. SHARE-BASED COMPENSATION

Share-Based Compensation Costs

Total share-based compensation recorded in the Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Cost of products and services	$95	$99	$195	$186
Selling, general and administrative	80	43	156	143
Total share-based compensation expense	$175	$142	$351	$329

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except per share amounts)

Stock Option Award Activity

The following table summarizes stock option activity under all plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	90,840	$15.04	4.8	$-
Granted	-	$-
Exercised	-	$-
Cancelled	(13,840)	$19.71
Outstanding at June 30, 2012	77,000	$14.20	5.1	$-

Exercisable at December 31, 2011	64,173	$15.73	3.2	$-
Exercisable at June 30, 2012	60,333	$14.41	4.3	$-

As of June 30, 2012 the total unrecognized compensation cost related to stock option awards was $0.1 million which is expected to be amortized over a weighted-average period of 1.1 years.

Cash proceeds received, the intrinsic value and the total tax benefits realized resulting from stock option exercises were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Amounts realized or received from stock option exercises:
Cash proceeds received	$-	$1,241	$-	$1,541
Intrinsic value realized	$-	$1,885	$-	$2,415
Income tax benefit realized	$-	$687	$-	$846

Restricted Stock Award Activity

The following table summarizes restricted stock activity:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2011	80,079	$11.89
Granted	131,334	$10.32
Vested	(58,750)	$10.82
Cancelled	(6,634)	$11.89
Nonvested at June 30, 2012	146,029	$10.97

The total fair value of restricted shares vested during the six months ended June 30, 2012 and 2011 was $0.6 million and $0.4 million, respectively. As of June 30, 2012, the total unrecognized compensation cost related to restricted stock awards was $1.4 million, which is expected to be amortized over a weighted-average period of 2.4 years.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except per share amounts)

NOTE 11. EARNINGS PER SHARE

For the three and six months ended June 30, 2012 and 2011, basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Unexercised stock options and unvested restricted shares are excluded from this calculation but are included in the diluted earnings per share calculation using the treasury stock method so long as their effect is not anti-dilutive.

For the three and six months ended June 30 2012, the diluted effect of stock options and restricted stock grants of approximately 246,700 and 202,300 shares, respectively, were not included in the computation of diluted loss per share as the net loss would have made their effect anti-dilutive.  For the three and six months ended June 30, 2011, diluted earnings per share are determined by using the weighted average number of common and dilutive common equivalent shares outstanding during the period.  Due to the anti-dilutive effect, approximately 86,500 options to purchase common stock and restricted stock awards were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2011.

The following table illustrates the reconciliation of the weighted average shares outstanding:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Weighted average shares outstanding - Basic	10,319,901	10,050,545	10,330,851	9,971,411
Diluted effect of stock options and restricted stock grants	-	143,626	-	174,327
Weighted average shares outstanding - Diluted	10,319,901	10,194,171	10,330,851	10,145,738

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

Major Customers

No individual customer accounted for more than 10% of revenue in the three and six months ended June 30, 2012 and 2011 and no individual customer accounted for more than 10% of total contract receivables at June 30, 2012 and December 31, 2011.

Related Party

The Company has a 40% interest in HMRTech which is accounted for using the equity method.  Revenues from HMRTech for the three and six months ended June 30, 2012 and 2011 and amounts due from HMRTech at June 30, 2012 and December 31, 2011 were immaterial.  In addition, HMRTech charged the Company $0.4 million and $0.5 million in the three months ended June 30, 2012 and 2011, respectively, relating to contract work, and $0.9 million and $1.1 million, respectively, for the six months then ended.  At June 30, 2012 and December 31, 2011, the Company had a related payable of $0.4 million and $0.5 million, respectively.

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

Issuances of our securities require registration under federal and state securities laws or an exemption therefrom, and certain holders of common stock issued by us may be entitled to rescind their purchases. Approximately 148,000 shares issued through DRC's employee stock purchase plan between July 2007 and May 2011, at purchase prices ranging from $6.63 to $14.12 per share, were not registered under the federal securities law.  We intend to offer to rescind the sales of approximately 78,000 shares that retain rights of rescission pursuant to applicable statutes of limitations.  The amount of cash expected to be paid to the original purchasers for the repurchase of these shares is approximately $0.7 million, plus interest. The cost to repurchase these shares, based on the June 29, 2012 stock price of $5.81, exceeded market value by $0.3 million, of which $0.2 million was charged to expense in the second quarter of 2012.

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

Some of the statements in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere in this Quarterly Report on Form 10-Q, contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, regarding future events and the future results of DRC that are based on our current expectations, estimates, forecasts, and projections about the industries in which DRC operates and the beliefs and assumptions of the management of DRC.  Words such as “anticipates”, “believes”, “estimates”, “expects”, “intends”, “plans”, “projects”, “may”, “will”, “should”, and other similar expressions are intended to identify these forward-looking statements.  Such statements are subject to factors that could cause actual results to differ materially from anticipated results.  Such factors include but are not limited to, the following:

•	Our dependency on the Federal government and changes in federal spending priorities;
•	A shift in pricing structure for government contracts;
•	Risks associated with actual and potential goodwill impairment;
•	An increased focus on the elimination of overhead within the Department of Defense;
•	Failure to obtain new government contracts or retain existing contracts;
•	The effect of Federal government in-sourcing on our business;
•	The loss of skilled personnel;
•	The risk of security breaches in systems we develop, install, or maintain;
•	Failure by Congress to timely approve budgets governing spending by Federal agencies;
•	Risks due to government contract provisions providing for rights unfavorable to us, including the ability to terminate contracts at any time for convenience;
•	Potential systems or service failures that could result in liability to our company;
•	Competition with competitors who may have advantages due to having greater resources or qualifying for special statuses;
•	Failure to obtain or maintain necessary security clearances;
•	Risks associated with various, complex Federal government procurement laws and regulations;
•	Adverse effects in the event of an unfavorable Federal audit of our contracts;
•	Failure to adequately safeguard confidential information;
•	An adverse outcome related to ongoing legal proceedings;
•	Incurrence of expenditures prior to final receipt of contracts;
•	Competitive conditions in current markets and difficulties in entering new markets; and
•	Our ability to maintain sufficient sources of financing and the risk that our financing requirements should increase.

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

On June 30, 2011, we completed the merger of High Performance Technologies, Inc. (“HPTi”) for $143 million in cash plus net working capital of $3.4 million.  HPTi is a leading provider of high-end technology services to the federal healthcare and military technology markets. The merger strengthens and expands the Company’s market presence as a provider of high-end services and solutions in the federal market.

Market

In the first half of 2012 as well as in 2011, we generated 95% of our revenue from contracts with the United States government, either as a prime contractor or as a subcontractor.  As a result we are significantly impacted by trends and changes in federal expenditures and procurement policies.  The U.S. government deficit,  budgetary challenges, and efforts to curtail expenditures are on-going and reflected in (i) the Budget Control Act of 2011, which increased the debt ceiling and enacted 10-year discretionary spending caps and automatic spending cuts, referred to as sequestration, which will require $1.2 trillion of spending cuts over 10 years, if not amended by Congress and the President, (ii) the Defense Strategic Guidance, issued on January 5, 2012, which outlines fundamental changes in the strategy of United States armed forces, which is smaller and leaner but agile, flexible, and technologically advanced, and (iii) the President’s budget submission for the fiscal year beginning October 1, 2012.  Additionally, sizeable mandatory outlays for social security and medical programs in the face of large budget deficits indicate that federal discretionary spending will remain under pressure.

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

Management believes these non-GAAP measures help indicate our operating performance before charges that are considered by management to be outside our ongoing operating results. Accordingly, management uses these non-GAAP measures to gain a better understanding of our comparative operating performance from period-to-period and as a basis for planning and forecasting future periods. Management believes these non-GAAP measures, when read in conjunction with our GAAP financials, provide useful information to investors by offering:

•	the ability to make more meaningful period-to-period comparisons of our ongoing operating results, net of the effect of goodwill impairment;
•	the ability to better identify trends in our underlying business and perform related trend analysis;
•	a higher degree of transparency for certain expenses (particularly when a specific charge impacts multiple line items);
•	a better understanding of how management plans and measures our underlying business; and
•	an easier way to compare our most recent results of operations against investor and analyst financial models.

The non-GAAP measures we use exclude the estimated preliminary goodwill impairment charge incurred in the second quarter of 2012 and its related tax effect that management believes is outside of our ongoing operations for the periods presented.

These non-GAAP measures have limitations; however, because they do not include all items of expense that impact our operations. Management compensates for these limitations by also considering our GAAP results. The non-GAAP financial measures we use are not prepared in accordance with, and should not be considered an alternative to, measurements required by GAAP, such as operating loss, net loss and loss per share, and should not be considered measures of our liquidity. The presentation of this additional information is not meant to be considered in isolation or as a substitute for the most directly comparable GAAP measures. In addition, these non-GAAP financial measures may not be comparable to similar measures reported by other companies.

Non-GAAP financial measures, together with a reconciliation with the most direct comparable financial measures under GAAP for the three and six months ended June 30, 2012 were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2012		June 30, 2012
Operating loss	$(6,914)	(8.6)%	$(1,240)	(0.7)%
Impairment of goodwill	12,000	14.8%	12,000	7.2%
Non-GAAP operating income	$5,086	6.3%	$10,760	6.5%

Loss before benefit for income taxes	$(9,606)	(11.9)%	$(6,576)	(3.9)%
Impairment of goodwill	12,000	14.8%	12,000	7.2%
Non-GAAP income before provision for income taxes	$2,394	3.0%	$5,424	3.3%

Benefit for income taxes	$(3,527)	36.7%	$(2,288)	34.8%
Tax benefit for impairment of goodwill	4,500	37.5%	4,500	37.5%
Non-GAAP provision for income taxes	$973	40.6%	$2,212	40.8%

Net loss	$(6,079)	(7.5)%	$(4,288)	(2.6)%
Impairment of goodwill, net of tax benefit	7,500	9.3%	7,500	4.5%
Non-GAAP net income	$1,421	1.8%	$3,212	1.9%

Earnings (loss) per common share
Basic	$(0.59)		$(0.42)
Per share effect of impairment of goodwill	0.73		0.73
Non-GAAP Basic	$0.14		$0.31

Diluted	$(0.59)		$(0.42)
Per share effect of impairment of goodwill	0.72		0.72
Non-GAAP Diluted (1)	$0.14		$0.31

Weighted average shares outstanding
Basic (GAAP diluted)	10,319,901		10,330,851
Diluted (Non-GAAP)	10,352,869		10,372,116

(1)	May not add due to rounding.

RESULTS OF OPERATIONS

Operating results expressed as a percentage of total revenue are as follows:

	Three Months Ended June 30,
(in millions)	2012		2011
Revenue	$80.8		$68.5

Gross profit	$12.5	15.5%	$10.4	15.2%
Selling, general and administrative	6.4	7.9%	6.8	9.9%
Amortization of intangible assets	1.0	1.3%	0.4	0.5%
Impairment of goodwill	12.0	14.8%	-	0%
Operating income (loss)	(6.9)	(8.6)%	3.2	4.7%
Interest expense, net	(2.6)	(3.2)%	(0.8)	(1.1)%
Other income (expense), net	(0.1)	(0.1)%	0.1	0.1%
Provision (benefit) for income taxes(1)	(3.5)	36.7%	1.1	43.5%
Net income (loss)(2)	$(6.1)	(7.5)%	$1.4	2.1%

	Six Months Ended June 30,
(in millions)	2012		2011
Revenue	$166.7		$138.0

Gross profit	$26.1	15.7%	$21.2	15.4%
Selling, general and administrative	13.3	8.0%	12.5	9.0%
Amortization of intangible assets	2.1	1.2%	0.7	0.5%
Impairment of goodwill	12.0	7.2%	-	0%
Operating income (loss)	(1.2)	(0.7)%	8.0	5.8%
Interest expense, net	(5.4)	(3.2)%	(1.0)	(0.7)%
Other income, net	0.1	0.0%	0.2	0.1%
Provision (benefit) for income taxes(1)	(2.3)	34.8%	3.0	41.7%
Net income (loss)(2)	$(4.3)	(2.6)%	$4.1	3.0%

(1)	The percentage of provision for income taxes relates to a percentage of income (loss) before income taxes.

(2)	Net income (loss) may not add due to rounding.

Revenues

Revenues were earned from the following sectors:

	Three Months Ended June 30,
	2012		2011
(in millions)
National defense and intelligence agencies	$46.5	57.6%	$47.5	69.3%
Homeland security	11.1	13.7	11.3	16.5
Federal civilian agencies	19.2	23.8	5.8	8.4
Total revenue from federal agencies(1)	76.8	95.0	64.6	94.3
State and local government agencies	4.0	5.0	3.9	5.7
Total revenue	$80.8	100.0%	$68.5	100.0%

	Six Months Ended June 30,
	2012		2011
(in millions)
National defense and intelligence agencies	$97.1	58.2%	$95.3	69.0%
Homeland security	22.5	13.5	23.6	17.1
Federal civilian agencies	39.2	23.5	11.6	8.4
Total revenue from federal agencies(1)	158.8	95.2	130.5	94.6
State and local government agencies	7.9	4.7	7.5	5.4
Total revenue	$166.7	100.0%	$138.0	100.0%

(1)	Totals may not add due to rounding.

We reported total revenue of $80.8 million and $68.5 million in the second quarter of 2012 and 2011, respectively, and $166.7 million and $138.0 million in the first half of 2012 and 2011, respectively. Total revenues for the second quarter of 2012 and the first half of 2012 represent an increase of 18.1% and 20.8%, respectively, from the same period in 2011.  The increase in revenue for both periods of 2012 compared with the same periods in 2011 resulted from the inclusion of HPTi in current year results, partially offset by approximately $15 million in contract erosion.  For the second quarter and first half of 2011, HPTi revenues were $27.6 million and $53.6 million, respectively.  We calculate organic revenue growth by adding revenue of the acquired operations prior to the acquisition date to the Company’s reported revenue for the period. Accordingly, pro-forma revenue for the second quarter and first half of 2011 was $96.1 million and $191.6 million, respectively, and organic revenue declined 15.9% and 13.0% for the second quarter and first half of 2012, respectively.

During the fourth quarter of 2011, we saw evidence of aggressive government cost-cutting initiatives that impacted several successful programs, which were completed in the fourth quarter of 2011, where clients deferred or cancelled follow-on awards due to cost-cutting efforts.  The reduction in annual revenue from these completed programs totaled approximately $30 million, which has impacted the first half of 2012 and our outlook for the remainder of 2012.

In the first half of 2012 we continued to see a shortage of new business awards, as well as adverse contract actions.  The total contract value of our new business wins in the first half of 2012 totaled $29.4 million.  Regarding competitions to re-win existing business we won $100.3 million, or 83%, of the award decisions made in the first half of 2012, down from a re-win rate of 98% for the 2011 fiscal year.

In the second quarter of 2012, we were adversely impacted by two contracts which were subject to re-compete or extension.  One of the contracts was not extended or re-competed due to a lack of funds, and the other, which was scheduled for a competitive procurement, was awarded on a sole source basis to a small, socially disadvantaged business.  The contracts generated approximately $11 million in annual revenue with 75 employees.

Revenues by contract type as a percentage of revenues were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Fixed price, including service type contracts	47%	51%	46%	50%
Time and materials	33	30	34	30
Cost reimbursable	20	19	20	20
	100%	100%	100%	100%

Prime contract	85%	76%	85%	75%
Sub-contract	15	24	15	25
	100%	100%	100%	100%

Backlog and Bookings

Our backlog position was as follows:

(in millions)	June 30, 2012	December 31, 2011
Backlog:
Funded	$150.6	$183.3
Unfunded	519.3	618.6
Total backlog	$669.9	$801.9

During the second quarter we received funding for option year 2, which runs from May 2012 through May 2013 on the Veterans Relationship Management contract of $22.6 million.  This contract runs through May 2015.

We expect that substantially all of our funded backlog at June 30, 2012 will generate revenue during the subsequent twelve month period. The funded backlog generally is subject to possible termination at the convenience of the contracting party. Contracts are typically funded on an annual basis or incrementally for shorter time periods. The funded backlog as of June 30, 2012 and December 31, 2011 covered approximately 5.6 months and 6.2 months of revenue, respectively. Funded bookings were $85.3 million and $61.5 million in the three months ended June 30, 2012 and December 31, 2011, respectively, and generated a book-to-bill ratio of approximately 1.1 to 1.0 and 1.0 to 1.0 for each respective period.

Gross Profit

Gross profit was $12.5 million and $10.4 million for the second quarter of 2012 and 2011, respectively, resulting in a gross margin of 15.5% and 15.2%, respectively. For the first half of 2012 and 2011, gross profit was $26.1 million and $21.2 million, respectively, resulting in a gross margin of 15.7% and 15.4%, respectively.   The increase in gross profit margin was composed of a one point increase from direct margin on billed services and 7 tenths of a point decrease from higher overhead costs as a percentage of revenue.

Direct margin on billed services was 39.2% of revenue for the second quarter of 2012 compared with 38.2% for the same period of 2011, respectively, and 38.6% and 38.3% for the first half of 2012 and 2011, respectively.  The change in direct margin as a percentage of revenue was composed of a 2.3 point increase as a result of the inclusion of higher margin HPTi services in results for the most recent quarter, and a decline of 1.3 points resulting from lower margins on legacy DRC business in the most recent quarter compared with the same period in 2011.

Selling, general and administrative expenses

Selling, general and administrative expenses were $6.4 million and $6.8 million in the three months ended June 30, 2012 and 2011, respectively, and $13.3 million and $12.5 million, respectively, in the first half then ended. Selling, general and administrative expenses as a percent of total revenue in the second quarter of 2012 and 2011 were 7.9% and 9.9%, respectively, and 8.0% and 9.0% in the first half of 2012 and 2011, respectively.  The decrease in selling, general and administrative expenses in the first half of 2012 was due to transaction-related costs of $1.7 million recorded in the second quarter of 2011, partially offset by added costs from the merger, and the second quarter decrease as a percent of total revenue was attributable to an increase in administrative efficiencies driven by higher levels of revenue.

Intangible assets

Amortization expense was $1.0 million and $0.4 million in the second quarter of 2012 and 2011, respectively, and $2.1 million and $0.7 million in the first half of 2012 and 2011, respectively.  The increase in amortization expense was due to $20 million of acquired intangible assets from the HPTi merger. The remaining amortization expense for the current fiscal year is expected to be approximately $2.1 million.

Impairment of goodwill

The Company’s market capitalization continued to be below book value at June 30, 2012.  Accordingly, management updated its fair value assessment as of June 30, 2012.  Based on the step 1 analysis performed, management, with the assistance of a third party valuation specialist, determined on August 2, 2012 that the Company’s fair value was below the carrying value of its equity as of June 30, 2012. As a result, the Company estimated the range of impairment to be between $12.0 million and $212.0 million and has recorded in the second quarter of 2012 an estimated preliminary impairment charge of $12.0 million.  Due to the timing and complexity of step 2 of the impairment test, which is required to determine the actual impairment, we were unable to finalize the amount of impairment prior to filing form 10-Q for the quarter ended June 30, 2012. Step 2 of the impairment test will be completed in the third quarter of 2012.  Any adjustment to the estimated impairment charge made in the second quarter of 2012 will be recorded in the third quarter of 2012.

The determination of valuation for goodwill impairment testing is sensitive to (i) changes in the market price of DRC’s stock, (ii) changes in premiums paid in excess of market price for public companies in our industry sector which are acquired, (iii) estimated future cash flows, (iv) weighted average cost of capital, and (v) market multiples.  A significant decrease in any of these assumptions would cause a decline in valuation and increase the risk of impairment.  At June 29, 2012 and December 30, 2011, the price of our common stock was $5.81 per share and $11.34 per share, respectively.

Interest expense, net

Net interest expense was $2.6 million and $0.8 million in the second quarter of 2012 and 2011, respectively, and $5.4 million and $1.0 million in the first half of 2012 and 2011, respectively.  The increase in interest expense was due to the higher outstanding debt borrowings incurred in connection with the HPTi merger and higher interest rates in 2012.  During the second quarter of 2011, interest expense included a charge of $0.5 million due to the payoff of the interest rate swap and the write-off of deferred financing cost associated with our previous credit facility.

Other income (expense), net

Other income (expense) consists of our portion of earnings and losses in HMRTech, gains and losses realized from our deferred compensation plan and results from other non-operating transactions, all of which were immaterial to our results.

Income tax provision (benefit)

We recorded income tax benefits of $3.5 million and $2.3 million in the second quarter and first half of 2012, respectively, and income tax provisions of $1.1 million and $3.0 million in the second quarter and first half of 2011, respectively.  The effective income tax rate was 34.8% and 41.7% in the first half of 2012 and 2011, respectively.  Excluding the goodwill impairment charge, the effective income tax rate for the first half of 2012 was 40.8%.

Net Income (Loss)

The net loss for the three and six month periods ended June 30, 2012 was $6.1 and $4.3 million, or $0.59 and $0.42 per diluted share, respectively.  Results for the second quarter of 2012 included an impairment charge of $12.0 million, or $7.5 million net of income tax benefits.  Excluding the impairment charge net income for the quarter ended June 30, 2012 was $1.4 million or $0.14 per diluted share, as compared with $1.4 million, or $0.14 per diluted share for the quarter ended June 30, 2011.  Excluding the impairment charge net income for the six months ended June 30, 2012 was $3.2 million or $0.31 per diluted share, as compared with $4.1 million, or $0.41 per diluted share for the quarter ended June 30, 2011.

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

We have evaluated our future liquidity needs, both from a short-term and long-term basis.  Our cash flows in the past and for the remainder of 2012 are expected to exceed our fixed costs and debt service requirements. During the first half of 2012 we repaid a total of $6.5 million of our senior term loan, of which $1.0 million was prepaid.  Additionally, we maintain a $20 million revolving credit facility, of which $19.1 million was available at June 30, 2012.  At June 30, 2012 we used available cash to pay a portion of the outstanding balance on the revolving credit facility. Based on these circumstances, we believe we have sufficient funds to meet our working capital and capital expenditure needs for the short-term.

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

Operating activities

Net cash provided by contract receivables was $2.4 million for the first half of 2012 compared with net cash used of $7.4 million for the first half of 2011. The federal budget for the current fiscal year was finalized earlier than in the previous year.  We believe this factor contributed to the improvement in collections in the first half of this year.  Overall, contract receivables days sales outstanding (“DSO”) was 71 days at June 30, 2012 compared to 68 days at December 31, 2011.  Federal business DSO, which excludes the effect of state contracts, was 63 days at June 30, 2012 compared to 60 days at December 31, 2011.

Our net deferred tax liability was $1.5 million and $2.9 million at June 30, 2012 and December 31, 2011, respectively. The decrease in net deferred tax liability was primarily due to $4.5 million of deferred taxes associated with the impairment charge partially offset by $2.1 million of deferred tax liabilities associated with amortization of certain intangible assets and goodwill balances as well as a deferred tax liability of $1.0 million for pension funding.  During the first half of 2012 and 2011, we paid $0.7 million and $2.2 million in income taxes, net of refunds, and currently anticipate net income tax payments of $0.3 million in the remaining half of 2012.

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

Share-based compensation was $0.4 million and $0.3 million in the first half of 2012 and 2011.  As of June 30, 2012 the total unrecognized compensation cost related to restricted stock awards was $1.4 million which is expected to be amortized over a weighted-average period of 2.4 years, and the unrecognized compensation cost related to stock option awards was $0.1 million which is expected to be amortized over a weighted-average period of 1.1 years.

Non-cash amortization expense of our acquired intangible assets was $2.1 million and $0.7 million in the first half of 2012 and 2011, respectively.  This increase was as a result of the acquisition of HPTi, in which we acquired a significant amount of additional intangible assets.  We anticipate that non-cash expense for the amortization of intangible assets will remain at a comparable quarterly level for the remainder of 2012.

Our defined benefit pension plan was underfunded by $26.9 million and $27.1 million at June 30, 2012 and December 31, 2011, respectively.  We contributed $1.1 million and $3.9 million to fund the pension plan in the first half of 2012 and 2011, respectively, and recorded pension expense of $0.4 million and $0.1 million in the first half of 2012 and 2011, respectively.  We expect to contribute an additional $4.4 million to fund the pension plan in 2012 and anticipate pension expense to be approximately $0.9 million in 2012.

Investing activities

Net cash used in investing activities in the first half of 2012 primarily consisted of the settlement of the HPTi merger working capital payment of $2.4 million and payments for capital expenditures of $0.2 million.  Net cash used in investing activities in the first half of 2011 was primarily for the merger of HPTi of $142.8 million and investing of capital expenditures of $0.9 million.  We expect discretionary capital expenditures in 2012 to be approximately $2 million.

Financing activities

During the first half of 2012, net cash used in financing activities of $5.5 million was primarily due to repayments under our senior term loan of $6.5 million, partially offset by net borrowing under our revolver of $0.8 million and proceeds from the issuance of common stock through stock plan transactions of $0.2 million.  Net cash provided by financing activities was $122.1 million in the first half of 2011 which consisted of net borrowings of $144.0 million, partially offset by repayments of $22.0 million on our then existing term loan and $1.9 million in deferred financing costs, associated with the HPTi merger.

Concurrent with the merger of HPTi, we replaced our then-existing credit facility with a new secured credit facility with a $110 million five-year senior term loan and a $20 million revolving credit facility, and entered into a $40 million unsecured subordinated facility with a six-year term.

We are considering the possibility of a partial or total pay off of the $40 million subordinated debt.  If completed, the transaction would include a make-whole payment to the subordinated debt holder of up to $5 million to $6 million and would result in a reduction in interest expense going forward.

During the first half of 2012, we repaid $6.5 million of the senior term loan, of which $1.0 million was prepaid, and received net borrowings of $0.8 million under our revolver.  For the remainder of 2012 our senior term loan requires quarterly repayments totaling $6.9 million.  We expect operating cash flows will exceed these required repayments.  At June 30, 2012, the borrowing capacity available under our revolver was $19.1 million.

Effective June 30, 2012, we amended our credit agreements to exclude non-cash expenses resulting from any impairment or write-off of goodwill during DRC’s 2012 fiscal year from the definition of Consolidated Earnings Before Interest, Tax and Amortization (“EBITDA”) as presented in our financial covenants.  At June 30, 2012, we were in compliance with our loan covenants.  Our most stringent financial covenant is the fixed charge coverage ratio.  This covenant requires us to maintain a ratio of adjusted consolidated EBITDA to adjusted consolidated interest expense of not less than 1.25 to 1.00.  At June 30, 2012, our fixed charge coverage ratio was 1.78 to 1.00.  This fixed charge coverage ratio is tested on a quarterly basis and is measured on a trailing four fiscal quarter basis.

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

If, at any time, the swap is determined to be ineffective, in whole or in part, due to changes in the interest rate swap or underlying debt agreements, the fair value of the portion of the swap determined to be ineffective will be recognized as a gain or loss in the statement of operations for the applicable period.  The swap agreement is scheduled to expire in September 2013.

Approximately 148,000 shares issued through DRC's employee stock purchase plan between July 2007 and May 2011, at purchase prices ranging from $6.63 to $14.12 per share, were not registered under the federal securities law.  We intend to offer to rescind the sales of approximately 78,000 shares that retain rights of rescission pursuant to applicable statutes of limitations.  The amount of cash expected to be paid to the original purchasers for the repurchase of these shares is approximately $0.7 million, plus interest. The cost to repurchase these shares, based on the June 29, 2012 stock price of $5.81, exceeded market value by $0.3 million, of which $0.2 million was charged to expense in the second quarter of 2012.  If the fair market value of our common stock decreases before such repurchase, it may materially increase the cost to us for such repurchase, impacting our financial condition and cash flows.

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

During the first half of 2012, the average outstanding balance of our senior term loan was $78.3 million at a weighted average interest rate of 4.18% compared to the then existing term loan of $21.0 million at a weighted average interest rate of 3.45% in the first half of 2011.  In addition, the interest rate of our $40.0 million subordinated loan was 13.0% which was outstanding during the first half of 2012.  At June 30, 2012, our revolver balance was $0.8 million at an interest rate of 5.75%.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk associated with our revolver and senior term loan, where interest payments are tied to either the LIBOR or prime rate.  At June 30, 2012, the interest rate on our senior term loan was 3.84%.  Our interest rate swap agreement mitigates the floating interest rate risk on a portion of our outstanding senior term loan.  The swap agreement effectively fixes the interest rate on a portion of our outstanding term loan at 4.18%, which includes the applicable margin of 3.50% at June 30, 2012. The blended interest rate of our term loan and swap agreement was 3.99% at June 30, 2012.  At any time, a sharp rise in interest rates could have an adverse effect on net interest expense as reported in our Consolidated Statements of Operations. Our potential loss over one year that would result in a hypothetical and instantaneous increase of one full percentage point in the interest rate on the variable portion of the senior term loan would increase annual interest expense by approximately $0.4 million.

In addition, our historical investment positions have been relatively small and short-term in nature.  We typically invest excess cash in money market accounts with original maturities of three months or less with no exposure to market interest rates. We have no significant exposure to foreign currency fluctuations. Foreign sales, which are nominal, are primarily denominated in U.S. dollars.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) evaluated, together with other members of senior management, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2012; and, based on this review, the Company’s CEO and CFO concluded that, as of June 30, 2012, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by it in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarterly period ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We do not presently believe it is reasonably likely that any legal proceedings in which we are involved would have a material adverse effect on our business, financial position, results of operations or cash flows.

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

At June 30, 2012, goodwill accounted for $200.0 million, or approximately 66%, of the Company’s recorded total assets. The Company’s goodwill increased significantly as a result of the HPTi merger.  Under Accounting Principles Generally Accepted in the United States of America, the Company reviews its goodwill for impairment annually or when events or changes in circumstances indicate the carrying value may not be recoverable. A significant and sustained decrease in expected reporting unit cash flows or changes in market conditions would increase the risk of impairment of recorded goodwill.  If goodwill becomes impaired, the Company would record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill is determined, which may significantly reduce or eliminate our profits.

During the second quarter of 2012, due to a decline in the market price of the Company’s stock, the market capitalization of the Company was below the carrying value, which we considered a triggering event and therefore performed an interim impairment test.  Based on the analysis performed, management determined that the Company’s fair value was below the carrying value of its equity as of June 30, 2012.  As a result, the Company estimated the range of impairment to be between $12.0 million and $212.0 million and recorded an estimated preliminary impairment charge of $12.0 million.  Due to the timing and complexity of this analysis, step 2 of the impairment test to determine the actual impairment will be completed in the third quarter of 2012 and any necessary adjustments to this impairment charge will be recorded at that time.

The determination of valuation for goodwill impairment testing is sensitive to (i) changes in the market price of DRC’s stock, (ii) changes in premiums paid in excess of market price for public companies in our industry sector which are acquired, (iii) estimated future cash flows, (iv) weighted average cost of capital, and (v) market multiples.  A significant decrease in any of these assumptions would cause a decline in valuation and increase the risk of impairment.  At June 29, 2012 and December 30, 2011, the price of our common stock was $5.81 per share and $11.34 per share, respectively.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth all purchases made by us or on our behalf by any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the first quarter of 2012.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value Of Shares that May Yet Be Purchased Under the Programs
April 1, 2012 to April 30, 2012	486	$7.53	-	$-
May 1, 2012 to May 31, 2012	790	$7.12	-	-
June 1, 2012 to June 30, 2012	227	$5.74	-	-
Total	1,503	$7.05	-	$-

(1)	Represents shares repurchased to cover payroll withholding taxes in connection with the vesting of restricted stock awards.

ITEM 5. OTHER INFORMATION

On August 8, 2012, we amended our credit agreement with Bank of America and our senior subordinated loan agreement with Ares Mezzanine Partners to exclude non-cash expenses resulting from any impairment or write-off of goodwill during DRC’s 2012 fiscal year from the definition of Consolidated Earnings Before Interest, Tax and Amortization (“EBITDA”) as presented in our financial covenants, in each case effective as of June 30, 2012.

ITEM 6. EXHIBITS

The following Exhibits are filed or furnished, as applicable, herewith except as otherwise provided:

3.1	Amended and restated by-laws of Dynamics Research Corporation, dated June 13, 2012.

10.1
Amendment No. 2 to Credit Agreement, dated as of June 29, 2012, among Dynamics Research Corporation, the Borrower, the Guarantors, each Lender party and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 3, 2012 (File no. 001-34135).

10.2
Amendment No. 1 to Senior Subordinated Loan Agreement, dated as of June 29, 2012, among Dynamics Research Corporation, the Borrower, the Guarantors, Ares Mezzanine Partners, L.P., as a Lender and Lead Investor and the other lenders from time to time party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 3, 2012 (File no. 001-34135).

10.3
Amendment No. 3 to Credit Agreement, dated as of August 8, 2012, among Dynamics Research Corporation, the Borrower, the Guarantors, each Lender party and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.

10.4
Amendment No. 2 to Senior Subordinated Loan Agreement, dated as of August 8, 2012, among Dynamics Research Corporation, the Borrower, the Guarantors, Ares Mezzanine Partners, L.P., as a Lender and Lead Investor and the other lenders from time to time party thereto.

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

DYNAMICS RESEARCH CORPORATION
(Registrant)

Date: August 9, 2012	/s/ David Keleher
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: August 9, 2012	/s/ Shaun N. McCarthy
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)