Form 10-Q/A
period 2012-06-30
DYNAMICS RESEARCH CORP
filed 2012-09-07
CIK 30822

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

978-289-1500
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer ☑
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑

As of August 6, 2012, there were 10,490,880 shares of the registrant's common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2012 of Dynamics Research Corporation. (the "Company"), as filed with the Securities and Exchange Commission on August 9, 2012 (the "Original Filing"), is being filed solely to furnish Exhibits 101 to the Original Filing, as required by Rule 405 of Regulation S-T.  Under Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 is permitted to be furnished by amendment within 30 days after the date of the Original Filing. Exhibits 101 provide certain items from the Original Filing formatted in eXtensible Business Reporting Language (XBRL).

This Amendment No. 1 does not affect any other information contained in the Original Filing.  This Amendment No. 1 speaks as of the original filing date of the Original Filing, does not reflect events that occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Original Filing.

ITEM 6. EXHIBITS

The following Exhibits are filed or furnished, as applicable, herewith, unless otherwise indicated:

3.1*	Amended and restated by-laws of Dynamics Research Corporation, dated June 13, 2012.

10.1
Amendment No. 2 to Credit Agreement, dated as of June 29, 2012, among Dynamics Research Corporation, the Borrower, the Guarantors, each Lender party and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 3, 2012 (File no. 001-34135).

10.2
Amendment No. 1 to Senior Subordinated Loan Agreement, dated as of June 29, 2012, among Dynamics Research Corporation, the Borrower, the Guarantors, Ares Mezzanine Partners, L.P., as a Lender and Lead Investor and the other lenders from time to time party thereto (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 3, 2012 (File no. 001-34135).

10.3*
Amendment No. 3 to Credit Agreement, dated as of August 8, 2012, among Dynamics Research Corporation, the Borrower, the Guarantors, each Lender party and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.

10.4*
Amendment No. 2 to Senior Subordinated Loan Agreement, dated as of August 8, 2012, among Dynamics Research Corporation, the Borrower, the Guarantors, Ares Mezzanine Partners, L.P., as a Lender and Lead Investor and the other lenders from time to time party thereto.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to the Original Filing.
**
XBRL (eXtensible Business Reporting Language) information is furnished and not filed as part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these Sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNAMICS RESEARCH CORPORATION
(Registrant)

Date: September 7, 2012	/s/ David Keleher
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: September 7, 2012	/s/ Shaun N. McCarthy
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)