Form 10-Q
period 2012-09-30
DYNAMICS RESEARCH CORP
filed 2012-11-09
CIK 30822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
	☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

As of November 6, 2012, there were 10,502,659 shares of the registrant's common stock outstanding.

DYNAMICS RESEARCH CORPORATION
FORM 10-Q
For the Quarterly Period Ended September 30, 2012

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
 (Dollars in thousands, except share data)

	September 30, 2012	December 31, 2011
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$9,457	$3,908
Contract receivables, net	51,418	66,466
Prepaid expenses and other current assets	3,630	2,566
Total current assets	64,505	72,940
Noncurrent assets
Property and equipment, net	13,205	15,265
Goodwill	163,205	211,805
Intangible assets, net	15,648	18,741
Deferred tax asset	13,254	497
Other noncurrent assets	4,309	4,312
Total noncurrent assets	209,621	250,620
Total assets	$274,126	$323,560

Liabilities and stockholders' equity
Current liabilities
Current portion of long-term debt	$14,438	$12,375
Accounts payable	22,220	24,504
Accrued compensation and employee benefits	19,573	24,902
Deferred tax liability	3,245	3,383
Other accrued expenses	5,611	8,556
Total current liabilities	65,087	73,720
Long-term liabilities
Long-term debt	91,630	102,453
Other long-term liabilities	26,883	33,066
Total long-term liabilities	118,513	135,519
Total liabilities	183,600	209,239
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.10 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.10 par value; 30,000,000 shares authorized; 10,501,474 and 10,321,749 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	1,050	1,032
Capital in excess of par value	56,926	55,528
Accumulated other comprehensive loss, net of taxes	(27,759)	(27,430)
Retained earnings	60,309	85,191
Total stockholders' equity	90,526	114,321
Total liabilities and stockholders' equity	$274,126	$323,560

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
 (Dollars in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenue	$76,767	$96,379	$243,470	$234,375
Cost of revenue	65,544	78,941	206,124	195,746
Gross profit on revenue	11,223	17,438	37,346	38,629

Selling, general and administrative expenses	5,684	7,041	18,985	19,519
Amortization of intangible assets	1,031	1,553	3,093	2,301
Impairment of goodwill	36,600	-	48,600	-
Operating income (loss)	(32,092)	8,844	(33,332)	16,809
Interest expense, net	(2,579)	(3,027)	(7,979)	(4,047)
Other income (expense), net	2,414	(157)	2,478	6
Income (loss) before provision (benefit) for income taxes	(32,257)	5,660	(38,833)	12,768
Provision (benefit) for income taxes	(11,663)	2,382	(13,951)	5,345
Net income (loss)	$(20,594)	$3,278	$(24,882)	$7,423

Earnings (loss) per common share
Basic	$(1.99)	$0.32	$(2.40)	$0.74
Diluted	$(1.99)	$0.32	$(2.40)	$0.73

Weighted average shares outstanding
Basic	10,360,203	10,244,868	10,356,334	10,060,585
Diluted	10,360,203	10,314,413	10,356,334	10,205,603

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
 (Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income (loss)	$(20,594)	$3,278	$(24,882)	$7,423
Other comprehensive income (loss), net of tax:
Pension liability adjustment, net of tax of $182:	-	-	(278)	-
Unrealized gains (losses) on derivative instruments, net of tax of $9 for the three months ended September 30, 2012 and $34 and $185 for the nine months ended September 30, 2012 and 2011, respectively.	(14)	-	(51)	282
Other comprehensive income (loss), net of tax	(14)	-	(329)	282
Comprehensive income (loss)	$(20,608)	$3,278	$(25,211)	$7,705

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
 (In thousands)

	Common Stock Shares	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at June 30, 2012	10,459	1,046	56,712	(27,745)	80,903	110,916
Comprehensive loss	-	-	-	(14)	(20,594)	(20,608)
Issuance of common stock through stock plan transactions	18	2	100	-	-	102
Issuance of restricted stock	35	3	(3)	-	-	-
Forfeiture of restricted stock	(9)	-	-	-	-	-
Release of restricted stock	(2)	(1)	(6)	-	-	(7)
Share-based compensation	-	-	171	-	-	171
Common stock subject to rescission rights	-	-	(40)	-	-	(40)
Tax benefit from stock plan transactions	-	-	(8)	-	-	(8)
Balance at September 30, 2012	10,501	$1,050	$56,926	$(27,759)	$60,309	$90,526

	Common Stock Shares	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at June 30, 2011	10,315	$1,031	$56,278	$(21,409)	$77,879	$113,779
Comprehensive income	-	-	-	-	3,278	3,278
Issuance of restricted stock	4	-	-	-	-	-
Forfeiture of restricted stock	(4)	-	-	-	-	-
Release of restricted stock	(4)	-	(37)	-	-	(37)
Share-based compensation	-	-	192	-	-	192
Tax benefit from stock plan transactions	-	-	2	-	-	2
Balance at September 30, 2011	10,311	$1,031	$56,435	$(21,409)	$81,157	$117,214

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
 (In thousands)

	Common Stock Shares	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 31, 2011	10,322	$1,032	$55,528	$(27,430)	$85,191	$114,321
Comprehensive loss	-	-	-	(329)	(24,882)	(25,211)
Issuance of common stock through stock plan transactions	46	5	330	-	-	335
Issuance of restricted stock	164	16	(16)	-	-	-
Forfeiture of restricted stock	(14)	(1)	1	-	-	-
Release of restricted stock	(17)	(2)	(161)	-	-	(163)
Share-based compensation	-	-	522	-	-	522
Common stock subject to rescission rights	-	-	764	-	-	764
Tax benefit from stock plan transactions	-	-	(42)	-	-	(42)
Balance at September 30, 2012	10,501	$1,050	$56,926	$(27,759)	$60,309	$90,526

	Common Stock Shares	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 31, 2010	10,040	$1,004	$54,138	$(21,691)	$73,734	$107,185
Comprehensive income	-	-	-	282	7,423	7,705
Issuance of common stock through stock plan transactions	268	26	1,687	-	-	1,713
Issuance of restricted stock	50	5	(5)	-	-	-
Forfeiture of restricted stock	(13)	(1)	1	-	-	-
Release of restricted stock	(13)	(1)	(176)	-	-	(177)
Share-based compensation	-	-	521	-	-	521
Repurchased shares	(21)	(2)	(308)	-	-	(310)
Tax benefit from stock plan transactions	-	-	577	-	-	577
Balance at September 30, 2011	10,311	$1,031	$56,435	$(21,409)	$81,157	$117,214

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(24,882)	$7,423
Adjustments to reconcile net cash provided by operating activities:
Impairment of goodwill	48,600	-
Depreciation	2,999	2,774
Amortization of intangible assets	3,093	2,301
Share-based compensation	522	521
Investment income from equity interest	(2,300)	(105)
Tax benefit from stock plan transactions	42	(577)
Loss on extinguishment of debt	-	193
Settlement of derivative instrument	-	340
Deferred income taxes	(12,678)	1,405
Other	1,026	61
Change in operating assets and liabilities:
Contract receivables, net	15,048	(4,525)
Prepaid expenses and other current assets	(1,064)	752
Accounts payable	(2,284)	4,748
Accrued compensation and employee benefits	(5,329)	568
Other accrued expenses	2	1,313
Other long-term liabilities	(6,489)	(2,914)
Net cash provided by operating activities	16,306	14,278
Cash flows from investing activities:
Purchase of business, net of cash acquired	(2,388)	(143,973)
Additions to property and equipment	(750)	(1,525)
Proceeds from sale of long-lived assets	1	21
Dividends from equity investment	2,536	84
Increase in other assets	(176)	61
Net cash used in investing activities	(777)	(145,332)
Cash flow from financing activities:
Borrowings under loan agreements	-	144,021
Repayments under previous term loan	-	(22,000)
Repayments under new term loan	(9,938)	(17,750)
Borrowings under revolving credit agreement	59,800	-
Repayments under revolving credit agreement	(59,800)	-
Payments of deferred financing cost	(335)	(1,943)
Proceeds from the exercise of stock plan transactions	335	1,713
Payments of repurchased shares	-	(310)
Tax benefit from stock plan transactions	(42)	577
Net cash provided by (used in) financing activities	(9,980)	104,308
Net decrease in cash and cash equivalents	5,549	(26,746)
Cash and cash equivalents, beginning of period	3,908	30,163
Cash and cash equivalents, end of period	$9,457	$3,417

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except per share amounts)

NOTE 1. BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Dynamics Research Corporation (the "Company") and its subsidiaries included herein have been prepared in accordance with accounting principles generally accepted in the United States of America.  The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

In the opinion of management, all material adjustments that are of a normal and recurring nature necessary for a fair presentation of the results for the periods presented have been reflected. All material intercompany transactions and balances have been eliminated in consolidation. The results for the three and nine months ended September 30, 2012 may not be indicative of the results that may be expected for the year ending December 31, 2012. The accompanying financial information should be read in conjunction with the consolidated financial statements and notes contained in the Company's Form 10-K, filed with the United States Securities and Exchange Commission ("SEC") for the year ended December 31, 2011.

NOTE 2.  BUSINESS ACQUISITION

On June 30, 2011, the Company completed an acquisition by merger of 100% of the outstanding shares of High Performance Technologies, Inc. ("HPTi") for $143 million in cash plus net working capital of $3.4 million.  HPTi was a leading provider of high-end technology services to the federal healthcare and military technology markets. The merger strengthens and expands the Company's market presence as a provider of high-end services and solutions in the federal market.

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

Nine Months Ended September 30, 2011
Pro forma revenue	$287,942
Pro forma operating income	$23,210
Pro forma net income	$8,270

Pro forma earnings per common share:
Basic	$0.82
Diluted	$0.81

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except per share amounts)

NOTE 3. SUPPLEMENTAL BALANCE SHEET INFORMATION

The composition of selected balance sheet accounts are as follows:

	September 30, 2012	December 31, 2011
Contract receivables, net:
Billed receivables	$17,756	$25,821
Unbilled receivables(1):
Revenues recorded in excess of milestone billings on fixed price contracts with state and local government agencies	5,759	7,058
Retainages and fee withholdings	616	518
Other unbilled receivables	28,328	33,935
Total unbilled receivables	34,703	41,511
Allowance for doubtful accounts	(1,041)	(866)
Contract receivables, net	$51,418	$66,466

Prepaid expenses and other current assets:
Refundable income taxes	$1,283	$-
Restricted cash	255	240
Other	2,092	2,326
Prepaid expenses and other current assets	$3,630	$2,566

Property and equipment, net:
Software	$11,655	$11,334
Furniture and other equipment	10,280	10,185
Leasehold improvements	11,148	10,861
Property and equipment	33,083	32,380
Less accumulated depreciation	(19,878)	(17,115)
Property and equipment, net	$13,205	$15,265

Other noncurrent assets:
Deferred compensation plan investments	$1,458	$1,395
Equity investments	802	1,038
Other	2,049	1,879
Other noncurrent assets	$4,309	$4,312

Accrued compensation and employee benefits:
Accrued vacation	$6,026	$6,036
Accrued compensation and related taxes	5,270	11,601
Accrued pension liability	5,909	5,480
Other	2,368	1,785
Accrued compensation and employee benefits	$19,573	$24,902

Other accrued expenses:
Deferred rent liability	$1,157	$554
Deferred gain on sale of building	676	676
Accrued interest	165	1,525
Net working capital payment accrual	-	2,388
Other	3,613	3,413
Other accrued expenses	$5,611	$8,556

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except per share amounts)

	September 30, 2012	December 31, 2011
Other long-term liabilities:
Accrued pension liability	$17,377	$21,576
Deferred rent liability	5,806	6,610
Deferred gain on sale of building	1,521	2,028
Deferred compensation plan liability	1,458	1,395
Other	721	1,457
Other long-term liabilities	$26,883	$33,066

(1)
At September 30, 2012 and December 31, 2011, unbilled retainages and fee withholdings of $0.5 million were not anticipated to be billed within one year.  Additionally, at September 30, 2012 and December 31, 2011 $1.1 million and $0.2 million, respectively, of other unbilled receivable balances were not scheduled to be invoiced within one year.

NOTE 4. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company's annual goodwill impairment test is conducted at November 30 of each calendar year and interim evaluations are performed when the Company determines that a triggering event has occurred that would more likely than not reduce the fair value of its goodwill below its carrying value.  During the second quarter of 2012, due to a decline in the market price of the Company's stock, the market capitalization of the Company was below the carrying value, which we considered a triggering event and therefore performed an interim impairment test.

We updated our impairment analysis as of June 30, 2012.  Based on the step 1 analysis performed, management, with the assistance of a third party valuation specialist, determined on August 2, 2012 that the Company's fair value was below the carrying value of its equity as of June 30, 2012.  As a result, the Company recorded in the second quarter of 2012 an estimated goodwill impairment charge of $12.0 million.  The Company, on October 31, 2012, completed its step 2 evaluation and determined the total amount of the goodwill impairment to be $48.6 million, which resulted in an additional charge of $36.6 million in the quarter ending September 30, 2012.

The following table represents changes in goodwill:

	December 31, 2011	Goodwill Impairment	September 30, 2012
Goodwill	$211,805	$48,600	$163,205

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except per share amounts)

Intangible Assets

Components of the Company's identifiable intangible assets are as follows:

	Weighted average amortization life (years)	Cost	Accumulated Amortization	Net
Balance at September 30, 2012:
Customer relationships	8.3	$14,600	$(3,099)	$11,501
Contractual backlog	6.5	6,700	(2,707)	3,993
Customer contracts	5.4	3,500	(3,447)	53
Trade name	1.5	600	(499)	101
Total	7.3	$25,400	$(9,752)	$15,648

	Weighted average amortization life (years)	Cost	Accumulated Amortization	Net
Balance at December 31, 2011:
Customer relationships	8.3	$14,600	$(1,214)	$13,386
Contractual backlog	6.5	6,700	(1,943)	4,757
Customer contracts	5.4	3,500	(3,307)	193
Non-competition agreements	3.0	1,400	(1,400)	-
Trade name	1.5	600	(195)	405
Total	7.0	$26,800	$(8,059)	$18,741

During the first quarter of 2012, the Company wrote-off $1.4 million of fully amortized intangible assets related to the non-compete agreements acquired in the Kadix acquisition.  The Company recorded amortization expense for its identifiable intangible assets of $1.0 million and $1.6 million for the three months ended September 30, 2012 and 2011, respectively, and $3.1 million and $2.3 million for the first nine months of 2012 and 2011, respectively.  At September 30, 2012, estimated future amortization expense for the identifiable intangible assets to be recorded in subsequent fiscal years was as follows:

Year ending December 31:
Remainder of 2012	$1,031
2013	$3,722
2014	$3,663
2015	$2,887
2016	$2,139
2017 and thereafter	$2,206

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

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except per share amounts)

NOTE 5. INCOME TAXES

The Company recorded income tax benefits of $11.7 million and $14.0 million for the three and nine months ended September 30, 2012, respectively, and recorded income tax provisions of $2.4 million and $5.3 million in the three and nine months ended September 30, 2011.  During the three months ended September 30, 2012, the Company recognized a tax benefit of $0.2 million primarily related to a reversal of a previously recorded unrecognized tax benefit.  The reduction in unrecognized tax benefit was due to a change in judgment during the quarter.   Additionally, the tax benefit associated with the goodwill impairment charge of $36.6 million was applied at a rate of 36%. Absent these items, the effective tax rate on operating results was 40.9% for the nine months ended September 30, 2012 compared to 41.9% for comparable prior year period.

At September 30, 2012, the Company had no unrecognized tax benefits, which if recognized in future periods, could favorably impact the effective tax rate.

The Company is permitted to deduct certain intangible assets and goodwill balances over a period of 15 years from the date of the historic acquisitions, thereby reducing the Company's taxable income as reported on the income tax return.  The Company estimates the annual cash savings from these deductions, as compared with tax expense to be provided for in the Company's financial statements, from these deductions as follows:

Year	Income Tax Benefit
2012	$4,500
2013	$4,700
2014	$4,700
2015	$5,000
2016	$5,300
2017 and thereafter	$43,400
$67,600

In the year in which these benefits are realized, the Company would recognize a reduction in a long term deferred tax asset.

The Internal Revenue Service ("IRS") had challenged the deferral of income for tax reporting purposes related to unbilled receivables, including the applicability of a Letter Ruling issued by the IRS to the Company in January 1976 which granted to the Company deferred tax treatment of the unbilled receivables.  This issue was elevated to the IRS National Office for determination.  On October 23, 2008, the Company received a notification of ruling from the IRS National Office.  This ruling provided clarification regarding the IRS position relating to revenue recognition for tax purposes regarding its unbilled receivables.  During September 2009, the IRS completed its examination of the Company's tax returns for 2004 through 2007 and issued a Revenue Agent Report ("RAR"), which reduced the deferral of income for tax reporting purposes.  As a result, the Company reclassified approximately $1.0 million from deferred to current taxes payable.  The RAR also included an assessment of interest of $0.5 million. The Company filed a protest letter with the IRS to appeal the assessment.   During the three months ended September 30, 2012, we executed closing agreements with the IRS on our tax audits through the year 2009.  The closing agreements are subject to Joint Congressional Committee approval, primarily due to a large tax deduction in 2009 related to a legal settlement reached in 2008.  The Company does not have reason to believe approval by the Joint Congressional Committee will be withheld.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except per share amounts)

NOTE 6. FINANCING ARRANGEMENTS

The Company's outstanding debt consisted of the following:

	Senior
	Term	Subordinated
	Loan	Debt	Revolver	Total
Balance at December 31, 2011	$76,111	$38,717	$-	$114,828
Borrowings	-	-	59,800	59,800
Repayments	(9,938)	-	(59,800)	(69,738)
Amortization of loan origination fees	1,003	175	-	1,178
Balance at September 30, 2012	67,176	38,892	-	106,068
Less: Current portion of long-term debt	(14,438)	-	-	(14,438)
Long term debt, net of current portion	$52,738	$38,892	$-	$91,630

Weighted average interest rate at December 31, 2011 (1)	4.47%	13.00%	0.00%	7.32%
Weighted average interest rate at September 30, 2012 (1)	4.20%	13.00%	0.00%	7.40%

(1)	The weighted average interest rate includes the effect of the interest rate swap agreements. See Note 7 for additional information.

Effective June 30, 2012, the Company amended its credit agreements to exclude non-cash expenses resulting from any impairment or write-off of goodwill during the Company's 2012 fiscal year from the definition of 'Consolidated Earnings Before Interest, Tax and Amortization ("EBITDA")' as presented in the Company's financial covenants.  At September 30, 2012, the Company was in compliance with its loan covenants.

NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS

Effective September 30, 2011, the Company entered into an interest rate swap agreement with an initial notional amount of $40.0 million to manage its exposure to interest rate changes on that portion of the senior term loan.  The swap effectively converts a portion of the Company's variable rate debt under the senior term loan to a fixed rate for a period of two years without exchanging the notional principal amounts.

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

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except per share amounts)

The fair value effect on the financial statements from the interest rate swap designated as a cash flow hedge is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Gain (loss) recognized in other comprehensive income, net of tax	$(14)	$-	$(51)	$282

	September 30, 2012	December 31, 2011
Other long-term liabilities	$80	$-
Other noncurrent assets	$-	$6

NOTE 8. FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present our assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements
		At September 30, 2012 Using
	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Rabbi Trusts	Other noncurrent assets	$1,458	$-	$-	$1,458

Liabilities:
Interest rate swap	Other long-term liabilities	$-	$80	$-	$80

		Fair Value Measurements
		At December 31, 2011 Using
	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Rabbi Trusts	Other noncurrent assets	$1,395	$-	$-	$1,395
Interest rate swap	Other noncurrent assets	$-	$6	$-	$6

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

Changes to a financial asset's or liability's level within the fair value hierarchy are determined as of the end of a reporting period.  There were no changes to these levels during the quarter ended September 30, 2012.

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

The following tables present our assets and liabilities that are measured at fair value on a non-recurring basis:

		Fair Value Measurements
		At September 30, 2012 Using
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Goodwill	Goodwill	$-	$-	$163,205	$163,205

During the second quarter of 2012, the Company recorded an estimated goodwill impairment charge of $12.0 million based on a step 1 analysis performed.  Following the completion of the step 2 analysis on October 31, 2012, the Company determined the total amount of the goodwill impairment to be $48.6 million, which resulted in an additional charge of $36.6 million in the quarter ending September 30, 2012.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, contract receivables and accounts payable at September 30, 2012 approximate fair value because of the short-term nature of these instruments.  The carrying value of the senior term loan at September 30, 2012 approximates fair value because the interest rate is variable and therefore deemed to reflect a market rate of interest.  At September 30, 2012, based on a review of similar financing arrangements, the Company determined the fair value of the subordinated debt did not change significantly during the quarter and therefore continues to approximate its carrying value.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except per share amounts)

NOTE 9. DEFINED BENEFIT PENSION PLAN

The components of net periodic pension expense for the Company's defined benefit pension plan are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Interest cost on projected benefit obligation	$999	$1,030	$2,994	$3,090
Expected return on plan assets	(1,197)	(1,275)	(3,591)	(3,825)
Recognized actuarial loss	424	303	1,272	908
Net periodic pension expense	$226	$58	$675	$173

During the first nine months of 2012, the Company contributed $4.9 million to fund the pension plan.

NOTE 10. SHARE-BASED COMPENSATION

Share-Based Compensation Costs

Total share-based compensation recorded in the Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Cost of products and services	$90	$116	$285	$302
Selling, general and administrative	81	76	237	219
Total share-based compensation expense	$171	$192	$522	$521

Stock Option Award Activity

The following table summarizes stock option activity under all plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	90,840	$15.04	4.8	$-
Granted	-	$-
Exercised	-	$-
Cancelled	(13,840)	$19.71
Outstanding at September 30, 2012	77,000	$14.20	4.9	$-

Exercisable at December 31, 2011	64,173	$15.73	3.2	$-
Exercisable at September 30, 2012	60,333	$14.41	4.0	$-

As of September 30, 2012 the total unrecognized compensation cost related to stock option awards was $0.1 million which is expected to be amortized over a weighted-average period of 0.9 years.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except per share amounts)

Cash proceeds received, the intrinsic value and the total tax benefits realized resulting from stock option exercises were as follows:

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Amounts realized or received from stock option exercises:
Cash proceeds received	$-	$-	$-	$1,541
Intrinsic value realized	$-	$-	$-	$2,415
Income tax benefit realized	$-	$-	$-	$846

Restricted Stock Award Activity

The following table summarizes restricted stock activity:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2011	80,079	$11.89
Granted	163,734	$9.45
Vested	(62,609)	$10.89
Cancelled	(14,468)	$11.62
Nonvested at September 30, 2012	166,736	$9.96

The total fair value of restricted shares vested during the nine months ended September 30, 2012 and 2011 was $0.7 million and $0.5 million, respectively. As of September 30, 2012, the total unrecognized compensation cost related to restricted stock awards was $1.3 million, which is expected to be amortized over a weighted-average period of 2.3 years.

NOTE 11. EARNINGS PER SHARE

For the three and nine months ended September 30, 2012 and 2011, basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Unexercised stock options and unvested restricted shares are excluded from this calculation but are included in the diluted earnings per share calculation using the treasury stock method so long as their effect is not anti-dilutive.

For the three and nine months ended September 30 2012, the diluted effect of stock options and restricted stock grants of approximately 235,500 and 244,900 shares, respectively, were not included in the computation of diluted loss per share as the net loss would have made their effect anti-dilutive.  For the three and nine months ended September 30, 2011, diluted earnings per share are determined by using the weighted average number of common and dilutive common equivalent shares outstanding during the period.  Due to the anti-dilutive effect, approximately 105,400 and 86,200 options to purchase common stock and restricted stock awards were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2011, respectively.

The following table illustrates the reconciliation of the weighted average shares outstanding:

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Weighted average shares outstanding - Basic	10,360,203	10,244,868	10,356,334	10,060,585
Diluted effect of stock options and restricted stock grants	-	69,545	-	145,018
Weighted average shares outstanding - Diluted	10,360,203	10,314,413	10,356,334	10,205,603

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except per share amounts)

NOTE 12. BUSINESS SEGMENT, MAJOR CUSTOMERS AND RELATED PARTY INFORMATION

Business Segment

The Company has concluded that it operates in one segment based upon the information used by its chief operating decision maker in evaluating the performance of its business and allocating resources. This single segment represents the Company's core business, professional services primarily for government clients.

Major Customers

No individual customer accounted for more than 10% of revenue in the three and nine months ended September 30, 2012 and 2011 and no individual customer accounted for more than 10% of total contract receivables at September 30, 2012 and December 31, 2011.

Related Party

The Company has a 40% interest in HMRTech which is accounted for using the equity method.  Revenues from HMRTech for the three and nine months ended September 30, 2012 and 2011 and amounts due from HMRTech at September 30, 2012 and December 31, 2011 were immaterial.  In addition, HMRTech charged the Company $0.4 million and $0.5 million in the three months ended September 30, 2012 and 2011, respectively, relating to contract work, and $1.3 million and $1.4 million, respectively, for the nine months then ended.  At September 30, 2012 and December 31, 2011, the Company had a related payable of $0.2 million and $0.5 million, respectively.

The Company received dividends from HMRTech totaling $2.5 million during the first three quarters of 2012, of which $2.4 million was received in the third quarter of 2012 related to settlement of a contract claim by HMRTech.  This matter relates to the 2006 wrongful termination by the Air Force of a Consolidated Acquisition Professional Services, or CAPS, contract held by a joint venture in which DRC was a significant participant.  The Air Force paid the joint venture $6.3 million in damages.  Our share of the settlement of $2.4 million was calculated net of expenses.

NOTE 13. COMMITMENTS AND CONTINGENCIES

As a defense contractor, the Company is subject to many levels of audit and review from various government agencies, including the Defense Contract Audit Agency, various inspectors general, the Defense Criminal Investigation Service, the Government Accountability Office, the Department of Justice and Congressional committees. Both related to and unrelated to its defense industry involvement, the Company is, from time to time, involved in audits, lawsuits, claims, administrative proceedings and investigations. The Company accrues for liabilities associated with these activities when it becomes probable that future expenditures will be made and such expenditures can be reasonably estimated. Except as noted below, the Company does not presently believe it is reasonably likely that any of these matters would have a material adverse effect on the Company's business, financial position, results of operations or cash flows. The Company's evaluation of the likelihood of expenditures related to these matters is subject to change in future periods, depending on then current events and circumstances, which could have material adverse effects on the Company's business, financial position, results of operations and cash flows.

Issuances of our securities require registration under federal and state securities laws or an exemption therefrom, and certain holders of common stock issued by us may be entitled to rescind their purchases. Approximately 148,000 shares issued through DRC's employee stock purchase plan between July 2007 and May 2011, at purchase prices ranging from $6.63 to $14.12 per share, were not registered under the federal securities law.  We intend to offer to rescind the sales of approximately 72,000 shares that retain rights of rescission pursuant to applicable statutes of limitations.  The amount of cash expected to be paid to the original purchasers for the repurchase of these shares is approximately $0.7 million, plus interest. The cost to repurchase these shares, based on the September 28, 2012 stock price of $6.85, exceeded market value by $0.2 million.

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

Some of the statements in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", and elsewhere in this Quarterly Report on Form 10-Q, contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, regarding future events and the future results of DRC that are based on our current expectations, estimates, forecasts, and projections about the industries in which DRC operates and the beliefs and assumptions of the management of DRC.  Words such as "anticipates", "believes", "estimates", "expects", "intends", "plans", "projects", "may", "will", "should", and other similar expressions are intended to identify these forward-looking statements.  Such statements are subject to factors that could cause actual results to differ materially from anticipated results.  Such factors include, but are not limited to, the following:

•	Our dependency on the Federal government and changes in federal spending priorities;
•	A shift in pricing structure for government contracts;
•	Risks associated with actual and potential goodwill impairment;
•	An increased focus on the elimination of administrative costs within the Department of Defense;
•	Failure to obtain new government contracts or retain existing contracts;
•	The effect of Federal government in-sourcing on our business;
•	The loss of skilled personnel;
•	The risk of security breaches in systems we develop, install, or maintain;
•	Failure by Congress to timely approve budgets governing spending by Federal agencies;
•	Risks due to government contract provisions providing for rights unfavorable to us, including the ability to terminate contracts at any time for convenience;
•	Potential systems or service failures that could result in liability to our company;
•	Competition with competitors who may have advantages due to having greater resources or qualifying for special statuses;
•	Failure to obtain or maintain necessary security clearances;
•	Risks associated with various, complex Federal government procurement laws and regulations;
•	Adverse effects in the event of an unfavorable Federal audit of our contracts;
•	Failure to adequately safeguard confidential information;
•	An adverse outcome related to ongoing legal proceedings;
•	Incurrence of expenditures prior to final receipt of contracts;
•	Competitive conditions in current markets and difficulties in entering new markets; and
•	Our ability to maintain sufficient sources of financing and the risk that our financing requirements should increase.

These and other risk factors are more fully described in our Annual Report on Form 10-K for the year ended December 31, 2011 under the section entitled "Risk Factors", and from time to time, in other filings with the SEC.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document.  Actual results may differ materially and adversely from those expressed in any forward-looking statements.  Except to the extent required by applicable law or regulation, DRC undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

Unless the context otherwise requires, references in this Form 10-Q to "DRC", "we", "us", or "our" refer to Dynamics Research Corporation and its subsidiaries.

OVERVIEW

Business

Dynamics Research Corporation, headquartered in Andover, Massachusetts, is a leading provider of innovative management consulting, engineering, and information technology services and solutions to federal and state governments.

Our go-to-market strategy is sharply focused within each of four dimensions:

•	Solutions. We deliver five high-value, differentiated solutions to our clients: business transformation, information technology, training and performance support, management services, and science and engineering services. We believe our solutions align well with the needs of our government customers today who require improved efficiencies and effectiveness, and face procurement reform, transformational and technology based changes, and ongoing, changing security threats.

•	Markets and Customers. We target markets which are based on long-term market force drivers that have sustained demand for our services. We select specific customers from government agencies in our target growth markets with needs that well match the solutions we provide. Currently our target growth markets include homeland security, healthcare, cyber security, intelligence, and financial/regulatory reform.

•	Prime Government and Agency-Wide Contracts. We hold a portfolio of government and agency-wide multiple award schedule ID/IQ task order contracts. Today, these types of contracts are the federal government's preferred means of procurement for services.

•	Acquisitions. We use acquisitions, funded through both operationally generated cash and leverage, to strengthen our position in our target growth markets.

On September 30, 2011, we completed the merger of High Performance Technologies, Inc. ("HPTi") for $143 million in cash plus net working capital of $3.4 million.  HPTi is a leading provider of high-end technology services to the federal healthcare and military technology markets. The merger strengthens and expands the Company's market presence as a provider of high-end services and solutions in the federal market.

Market

In the first nine months of 2012 as well as in 2011, we generated 95% of our revenue from contracts with the United States government, either as a prime contractor or as a subcontractor.  As a result, we are significantly impacted by trends and changes in federal expenditures and procurement policies.  The U.S. government deficit,  budgetary challenges, and efforts to curtail expenditures are ongoing and reflected in (i) the Budget Control Act of 2011, which increased the debt ceiling and enacted 10-year discretionary spending caps and automatic spending cuts, referred to as sequestration, which will require $1.2 trillion of spending cuts over 10 years, if not amended by Congress and the President, (ii) the Defense Strategic Guidance, issued on January 5, 2012, which outlines fundamental changes in the strategy of United States armed forces, which is smaller and leaner but agile, flexible, and technologically advanced, and (iii) the President's budget submission for the fiscal year beginning October 1, 2012.  Additionally, sizeable mandatory outlays for social security and medical programs in the face of large budget deficits indicate that federal discretionary spending will remain under pressure.

Overall, the President's information technology budget request of $78.9 billion for fiscal year 2013 is down slightly from the fiscal year 2012 enacted budget, reflecting reductions in defense and intelligence budgets and increases in civilian agencies such as the Departments of Treasury, Veterans Affairs, and Education.

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

NON-GAAP FINANCIAL MEASURES

In evaluating our operating performance, management uses certain non-GAAP financial measures to supplement the consolidated financial statements prepared under generally accepted accounting principles in the United States ("GAAP").

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

The non-GAAP measures we use exclude the goodwill impairment charges incurred in the second and third quarters of 2012, the transaction-related costs related to the HPTi merger and its related tax effect that management believes is outside of our ongoing operations for the periods presented.

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

Non-GAAP financial measures, together with a reconciliation with the most direct comparable financial measures under GAAP for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011
Selling, general and administrative expenses	$5,684	$7,041	$18,985	$19,519
Operating transaction costs	-	-	-	(1,703)
Non-GAAP selling, general and administrative	$5,684	$7,041	$18,985	$17,816

Operating income (loss)	$(32,092)	$8,844	$(33,332)	$16,809
Impairment of goodwill	36,600	-	48,600	-
Operating transaction costs	-	-	-	1,703
Non-GAAP operating income	$4,508	$8,844	$15,268	$18,512

Interest expense, net	$(2,579)	$(3,027)	$(7,979)	$(4,047)
Non operating transaction costs	-	-	-	533
Non-GAAP interest expense, net	$(2,579)	$(3,027)	$(7,979)	$(3,514)

Income (loss) before provision (benefit) for income taxes	$(32,257)	$5,660	$(38,833)	$12,768
Impairment of goodwill	36,600	-	48,600	-
Total transaction costs	-	-	-	2,236
Non-GAAP income before provision for income taxes	$4,343	$5,660	$9,767	$15,004

Provision (benefit) for income taxes	$(11,663)	$2,382	$(13,951)	$5,345
Tax benefit for impairment of goodwill	13,200	-	17,700	-
Tax benefit for transaction costs	-	-	-	940
Non-GAAP provision for income taxes	$1,537	$2,382	$3,749	$6,285

Net income (loss)	$(20,594)	$3,278	$(24,882)	$7,423
Impairment of goodwill, net of taxes	23,400	-	30,900	-
Total transaction costs, net of taxes	-	-	-	1,296
Non-GAAP net income	$2,806	$3,278	$6,018	$8,719

Earnings (loss) per share:
GAAP Basic	$(1.99)	$0.32	$(2.40)	$0.74
Per share effect of goodwill impairment	2.26	-	2.98	-
Per share effect of transaction costs	-	-	-	0.13
Non-GAAP Basic	$0.27	$0.32	$0.58	$0.87

GAAP Diluted	$(1.99)	$0.32	$(2.40)	$0.73
Per share effect of goodwill impairment	2.25	-	2.97	-
Per share effect of transaction costs	-	-	-	0.13
Non-GAAP Diluted(1)	$0.27	$0.32	$0.58	$0.85

Weighted average shares outstanding:
Basic	10,360,203	10,244,868	10,356,334	10,060,585
Diluted	10,384,518	10,314,413	10,394,775	10,205,603

(1)	May not add due to rounding.

RESULTS OF OPERATIONS

Operating results expressed as a percentage of total revenue are as follows:

	Three Months Ended September 30,
(in millions)	2012		2011
Revenue	$76.8		$96.4

Gross profit	$11.2	14.6%	$17.4	18.1%
Selling, general and administrative	5.7	7.4%	7.0	7.3%
Amortization of intangible assets	1.0	1.3%	1.6	1.6%
Impairment of goodwill	36.6	47.7%	-	0.0%
Operating income (loss)	(32.1)	(41.8)%	8.8	9.2%
Interest expense, net	(2.6)	(3.4)%	(3.0)	(3.1)%
Other income (expense), net	2.4	3.1%	(0.2)	(0.2)%
Provision (benefit) for income taxes(1)	(11.7)	36.2%	2.4	42.1%
Net income (loss)(2)	$(20.6)	(26.8)%	$3.3	3.4%

	Nine Months Ended September 30,
(in millions)	2012		2011
Revenue	$243.5		$234.4

Gross profit	$37.3	15.3%	$38.6	16.5%
Selling, general and administrative	19.0	7.8%	19.5	8.3%
Amortization of intangible assets	3.1	1.3%	2.3	1.0%
Impairment of goodwill	48.6	20.0%	-	0.0%
Operating income (loss)	(33.3)	(13.7)%	16.8	7.2%
Interest expense, net	(8.0)	(3.3)%	(4.0)	(1.7)%
Other income, net	2.5	1.0%	0.0	0.0%
Provision (benefit) for income taxes(1)	(14.0)	35.9%	5.3	41.9%
Net income (loss)(2)	$(24.9)	(10.2)%	$7.4	3.2%

(1)	The percentage of provision for income taxes relates to a percentage of income (loss) before income taxes.

(2)	Net income (loss) may not add due to rounding.

Revenues

Revenues for the three and nine months ended September 30, 2012 were earned from the following sectors:

	Three Months Ended September 30,
(in millions)	2012		2011
National defense and intelligence agencies	$44.6	58.0%	$59.5	61.7%
Homeland security	11.8	15.4	13.0	13.5
Federal civilian agencies	16.3	21.3	20.1	20.9
Total revenue from federal agencies	72.7	94.7	92.6	96.1
State and local government agencies and other	4.1	5.3	3.8	3.9
Total revenue	$76.8	100.0%	$96.4	100.0%

	Nine Months Ended September 30,
(in millions)	2012(2)		2011
National defense and intelligence agencies	$142.0	58.3%	$154.8	66.0%
Homeland security	36.2	14.9	36.6	15.6
Federal civilian agencies	53.3	21.9	31.7	13.5
Total revenue from federal agencies(1)	231.4	95.1	223.1	95.2
State and local government agencies and other	12.0	4.9	11.3	4.8
Total revenue(1)	$243.5	100.0%	$234.4	100.0%

(1)	Totals may not add due to rounding.

(2)	Revenues for the first and second quarter of 2012 have been reclassified to conform to current period and 2011 presentation as follows:

	Three Months Ended
(in millions)	March 31, 2012		June 30, 2012
National defense and intelligence agencies	$50.4	58.7%	$47.0	58.2%
Homeland security	12.3	14.3	12.1	14.9
Federal civilian agencies	19.2	22.4	17.7	21.9
Total revenue from federal agencies	81.9	95.4	76.8	95.0
State and local government agencies and other	3.9	4.6	4.0	5.0
Total revenue	$85.9	100.0%	$80.8	100.0%

We reported total revenue of $76.8 million and $96.4 million in the third quarter of 2012 and 2011, respectively, and $243.5 million and $234.4 million in the first nine months of 2012 and 2011, respectively. Total revenues represent a decrease of 20.3% in the third quarter of 2012 and an increase of 3.9% in the first nine months of 2012, from the comparable periods in 2011.  Several contracts ended in the fourth quarter of 2011, which represented more than half of the decline in revenue in the third quarter of 2012 compared with the same period in 2011.  The increase for the first nine months of 2012 was due to HPTi results being included in all reporting periods during 2012.

During the fourth quarter of 2011, we saw evidence of aggressive government cost-cutting initiatives that impacted several successful programs, which were completed in the fourth quarter of 2011, where clients deferred or cancelled follow-on awards due to cost-cutting efforts.  The reduction in annual revenue from these completed programs totaled approximately $30 million, which has impacted the first nine months of 2012 and our outlook for the remainder of 2012.

In the first six months of 2012, we continued to see a shortage of new business awards, but saw strong activity in third quarter contract actions.  The total contract value of our new business wins in the first nine months of 2012 totaled $150.1 million.  Regarding competitions to re-win existing business we won $158 million, or 85%, of the award decisions made in the first nine months of 2012, down from a re-win rate of 98% for the 2011 fiscal year.

In the second quarter of 2012, we were adversely impacted by two contracts which were subject to re-compete or extension.  One of the contracts was not extended or re-competed due to a lack of funds, and the other, which was scheduled for a competitive procurement, was awarded on a sole source basis to a small, socially disadvantaged business.  The contracts, which impacted the third quarter of 2012, generated approximately $11 million in annual revenue with 75 employees.

Revenues by contract type as a percentage of revenues were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Fixed price, including service type contracts	45%	46%	46%	48%
Time and materials	37	33	34	31
Cost reimbursable	18	21	20	21
	100%	100%	100%	100%

Prime contract	83%	82%	84%	78%
Sub-contract	17	18	16	22
	100%	100%	100%	100%

Backlog and Bookings

Our backlog position was as follows:

(in millions)	September 30, 2012	December 31, 2011
Backlog:
Funded	$182.4	$183.3
Unfunded	574.9	618.6
Total backlog	$757.3	$801.9

We expect that substantially all of our funded backlog at September 30, 2012 will generate revenue during the subsequent twelve month period. The funded backlog generally is subject to possible termination at the convenience of the contracting party. Contracts are typically funded on an annual basis or incrementally for shorter time periods. The funded backlog as of September 30, 2012 and December 31, 2011 covered approximately 7.1 months and 6.2 months of revenue, respectively. Funded bookings were $108.0 million and $61.5 million in the three months ended September 30, 2012 and December 31, 2011, respectively, and generated a book-to-bill ratio of approximately 1.4 to 1.0 and 1.0 to 1.0 for each respective period.

Gross Profit

Gross profit was $11.2 million and $17.4 million for the third quarter of 2012 and 2011, respectively, resulting in a gross margin of 14.6% and 18.1%, respectively. For the first nine months of 2012 and 2011, gross profit was $37.3 million and $38.6 million, respectively, resulting in a gross margin of 15.3% and 16.5%, respectively.

In the third quarter of 2012, lower revenue represented about $6 million of the gross profit decline.  Price erosion represented about $0.7 million, or 0.1 point of gross profit reduction.  Indirect overhead costs were 2 points higher as a percent of revenue due in part to higher than normal severance costs.

Overhead costs included in gross profit totaled $17.8 million, or 23.2 percent of revenue, in the third quarter of 2012, compared with $20.3 million, 21.0 percent of revenue, for the third quarter of 2011.

Selling, general and administrative expenses

Selling, general and administrative expenses were $5.7 million and $7.0 million for the third quarter of 2012 and 2011, respectively, and $19.0 million and $19.5 million, respectively, in the first nine months of 2012 and 2011, respectively. Selling, general and administrative expenses as a percent of total revenue in the third quarter of 2012 and 2011 were 7.4% and 7.3%, respectively, and 7.8% and 8.3% in the first nine months of 2012 and 2011, respectively.  The decrease in selling, general and administrative expenses in third quarter of 2012 was due to our indirect cost reduction initiatives. The decrease in selling, general and administrative expenses in the nine months of 2012 was due to transaction-related costs of $1.7 million recorded in the second quarter of 2011 and our indirect cost reduction initiatives partially offset by added costs for the merger of HPTi.

Intangible assets

Amortization expense was $1.0 million and $1.6 million in the third quarter of 2012 and 2011, respectively, and $3.1 million and $2.3 million in the first nine months of 2012 and 2011, respectively.  The increase in amortization expense for the first nine months of 2012 was due to a full year of amortization related to the $20 million of acquired intangible assets from the HPTi merger. The remaining amortization expense for the current fiscal year is expected to be approximately $1.0 million.

Impairment of goodwill

During the second quarter of 2012, we recorded an estimated goodwill impairment charge of $12.0 million based on a step 1 analysis performed.  We completed the step 2 analysis on October 31, 2012, and determined the total amount of the goodwill impairment to be $48.6 million, which resulted in an additional charge of $36.6 million in the quarter ending September 30, 2012.

The determination of valuation for goodwill impairment testing is sensitive to (i) changes in the market price of DRC's stock, (ii) changes in premiums paid in excess of market price for public companies in our industry sector which are acquired, (iii) estimated future cash flows, (iv) weighted average cost of capital, and (v) market multiples.  A significant decrease in any of these assumptions would cause a decline in valuation and increase the risk of impairment.  At September 28, 2012 and December 30, 2011, the price of our common stock was $6.85 per share and $11.34 per share, respectively.

Interest expense, net

Net interest expense was $2.6 million and $3.0 million in the third quarter of 2012 and 2011, respectively, and $8.0 million and $4.0 million in the first nine months of 2012 and 2011, respectively.  The increase in interest expense for the nine months of 2012 was due to the higher outstanding debt borrowings incurred in connection with the HPTi merger and higher interest rates in 2012.  Interest expense for the nine months of 2011 included a charge of $0.5 million due to the payoff of the interest rate swap and the write-off of deferred financing cost associated with our previous credit facility that occurred in the second quarter of 2011.

Other income (expense), net

Other income (expense) consists of our portion of earnings and losses in HMRTech, gains and losses realized from our deferred compensation plan and results from other non-operating transactions, all of which were not material to our results. Other income for the third quarter of 2012 included a $2.4 million gain related to settlement of a contract claim by HMRTech.  This matter relates to the 2006 wrongful termination by the Air Force of the Consolidated Acquisition Professional Services, or CAPS, contract held by a joint venture in which DRC was a significant participant.  The Air Force paid the joint venture $6.3 million in damages.  Our share of the settlement of $2.4 million was calculated net of expenses.

Income tax provision (benefit)

We recorded income tax benefits of $11.7 million and $14.0 million for the three and nine months ended September 30, 2012, respectively, and recorded income tax provisions of $2.4 million and $5.3 million in the three and nine months ended September 30, 2011.  During the three months ended September 30, 2012, we recognized a tax benefit of $0.2 million primarily related to a reversal of a previously recorded unrecognized tax benefit.  The reduction in unrecognized tax benefit was due to a change in judgment during the quarter.  Additionally, the tax benefit associated with the goodwill impairment charge of $36.6 million was applied at a rate of 36%. Absent these items the effective tax rate on operating results was 40.9% for the nine months ended September 30, 2012 compared to 41.9% for comparable prior year period.

Net Income (Loss)

The net loss for the three and nine months ended September 30, 2012 was $20.6 million and $24.9 million, respectively, compared to net income for the three and nine months ended September 30, 2011 of $3.3 million and $7.4 million, respectively.  Results for the three and nine months ended September 30, 2012 included a goodwill impairment charge of $36.6 million, or $23.4 million net of income tax benefits, and $48.6 million, or $30.9 million net of income tax benefits, respectively.  Excluding the goodwill impairment charge net income for the three and nine months ended September 30, 2012 was $2.8 million, or $0.27 per diluted share, and $6.0 million, or $0.58 per diluted share, respectively.

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

We have evaluated our future liquidity needs, both from a short-term and long-term basis.  Our cash flows in the past and for the remainder of 2012 are expected to exceed our fixed costs and debt service requirements. During the first nine months of 2012 we repaid a total of $9.9 million of our senior term loan, of which $1.0 million was prepaid.  Additionally, we maintain a $20 million revolving credit facility, of which $19.3 million was available at September 30, 2012.  Based on these circumstances, we believe we have sufficient funds to meet our working capital and capital expenditure needs for the short-term.

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

Operating activities

Net cash provided by contract receivables was $15.0 million in the first nine months of 2012 compared to net cash used of $4.5 million in the first nine months of 2011.  The federal budget for the current fiscal year was finalized earlier than in the previous year.  We believe this factor contributed to the improvement in collections in the first nine months of 2012.  Overall, contract receivables days sales outstanding ("DSO") was 60 days at September 30, 2012 compared to 68 days at December 31, 2011.  Federal business DSO, which excludes the effect of state contracts, was 52 days at September 30, 2012 compared to 60 days at December 31, 2011.

Our net deferred tax asset was $10.0 million at September 30, 2012 compared to a deferred tax liability of $2.9 million at December 31, 2011. The increase in deferred taxes was primarily due to $17.7 million of deferred taxes associated with the goodwill impairment charge partially offset by $3.4 million of deferred tax liabilities associated with amortization of certain intangible assets and goodwill balances as well as a deferred tax liability of $1.4 million for pension funding.  During the first nine months of 2012 and 2011, we paid $0.9 million and $2.5 million, respectively, in income taxes, net of refunds, and currently anticipate net income tax payments of $0.1 million in the remaining quarter of 2012.

The IRS had challenged the deferral of income for tax reporting purposes related to unbilled receivables including the applicability of a Letter Ruling issued by the IRS to DRC in January 1976 which granted to us deferred tax treatment of the unbilled receivables.  This issue was elevated to the IRS National Office for determination.  On October 23, 2008, we received a notification of ruling from the IRS National Office.  This ruling provided clarification regarding the IRS position relating to revenue recognition for tax purposes regarding our unbilled receivables.  During September 2009, the IRS completed its examination of our tax returns for 2004 through 2007 and issued a Revenue Agent Report ("RAR"), which reduced the deferral of income for tax reporting purposes.  As a result, we reclassified approximately $1.0 million from deferred to current taxes payable.  The RAR also included an assessment of interest of $0.5 million. We filed a protest letter with the IRS to appeal the assessment.   During the three months ended September 30, 2012, we executed closing agreements with the IRS on our tax audits through the year 2009.  The closing agreements are subject to Joint Congressional Committee approval, primarily due to large tax deduction in 2009 related to a legal settlement reached in 2008.   We do not have reason to believe approval by the Joint Congressional Committee will be withheld.

Share-based compensation was $0.5 million in the first nine months of 2012 and 2011.  As of September 30, 2012 the total unrecognized compensation cost related to restricted stock awards was $1.3 million which is expected to be amortized over a weighted-average period of 2.3 years, and the unrecognized compensation cost related to stock option awards was $0.1 million which is expected to be amortized over a weighted-average period of 0.9 years.

Non-cash amortization expense of our acquired intangible assets was $3.1 million and $2.3 million in the first nine months of 2012 and 2011, respectively.  This increase was as a result of a full year of amortization from the acquisition of HPTi, in which we acquired a significant amount of additional intangible assets.  We anticipate that non-cash expense for the amortization of intangible assets will remain at a comparable quarterly level for the remainder of 2012.

Our defined benefit pension plan was underfunded by $23.3 million and $27.1 million at September 30, 2012 and December 31, 2011, respectively.  We contributed $4.9 million and $3.9 million to fund the pension plan in the first nine months of 2012 and 2011, respectively, and recorded pension expense of $0.7 million and $0.2 million in the first nine months of 2012 and 2011, respectively.  We expect to contribute an additional $0.7 million to fund the pension plan in the remaining quarter of 2012 and anticipate pension expense to be approximately $0.9 million in 2012.

Investing activities

Net cash used in investing activities in the first nine months of 2012 primarily consisted of the settlement of the HPTi merger working capital payment of $2.4 million and payments for capital expenditures of $0.8 million, partially offset by $2.5 million of dividends from HMRTech.  Net cash used in investing activities in the first nine months of 2011 was primarily for the merger of HPTi of $144.0 million and investing of capital expenditures of $1.5 million.  We expect discretionary capital expenditures in 2012 to be approximately $1 million.

Financing activities

During the first nine months of 2012, net cash used in financing activities was primarily due to repayments under our senior term loan of $9.9 million, partially offset by proceeds from the issuance of common stock through stock plan transactions of $0.3 million.  Net cash provided by financing activities in the first nine months of 2011 consisted of net borrowings of $144.0 million and $1.7 million from the issuance of common stock through stock plan transactions, partially offset by repayments of $17.8 million on our senior term loan, $22.0 million on a previous term loan and $1.9 million in deferred financing costs associated with the HPTi merger.

Concurrent with the merger of HPTi, we replaced our then-existing credit facility with a new secured credit facility with a $110 million five-year senior term loan and a $20 million revolving credit facility, and entered into a $40 million unsecured subordinated facility with a six-year term.

We are considering the possibility of a partial or total pay off of the $40 million subordinated debt.  If completed, the transaction would include a make-whole payment to the subordinated debt holder and would result in a reduction in interest expense going forward.

During the first nine months of 2012, we repaid $9.9 million of the senior term loan, of which $1.0 million was prepaid.  For the remainder of 2012 our senior term loan requires quarterly repayments totaling $3.4 million.  We expect operating cash flows will exceed these required repayments.  At September 30, 2012, the borrowing capacity available under our revolver was $19.3 million.

Effective June 30, 2012, we amended our credit agreements to exclude non-cash expenses resulting from any impairment or write-off of goodwill during DRC's 2012 fiscal year from the definition of Consolidated Earnings Before Interest, Tax and Amortization ("EBITDA") as presented in our financial covenants.  At September 30, 2012, we were in compliance with our loan covenants.  Our most stringent financial covenant is the fixed charge coverage ratio.  This covenant requires us to maintain a ratio of adjusted consolidated EBITDA to adjusted consolidated interest expense of not less than 1.25 to 1.00.  At September 30, 2012, our fixed charge coverage ratio was 1.63 to 1.00.  This fixed charge coverage ratio is tested on a quarterly basis and is measured on a trailing four fiscal quarter basis.

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

Approximately 148,000 shares issued through DRC's employee stock purchase plan between July 2007 and May 2011, at purchase prices ranging from $6.63 to $14.12 per share, were not registered under the federal securities law.  We intend to offer to rescind the sales of approximately 72,000 shares that retain rights of rescission pursuant to applicable statutes of limitations.  The amount of cash expected to be paid to the original purchasers for the repurchase of these shares is approximately $0.7 million, plus interest. The cost to repurchase these shares, based on the September 28, 2012 stock price of $6.85, exceeded market value by $0.2 million.  If the fair market value of our common stock decreases before such repurchase, it may materially increase the cost to us for such repurchase, impacting our financial condition and cash flows.

In December 2010, DRC's board of directors authorized a share repurchase program, which allowed us to buy back up to 700,000 shares of our common stock through June 6, 2011.  During the first half of 2011, we repurchased 20,728 shares at a weighted average price of $14.97.  The timing, price and amount of repurchases were determined by management based on its evaluation of market conditions and other factors.  These repurchases were made through the open market, including block purchases, in private negotiated transactions, or otherwise.  The buyback was funded through available cash balances or borrowings.

During the first nine months of 2012, the average outstanding balance of our senior term loan was $76.2 million at a weighted average interest rate of 4.15% compared to 4.62% in the first nine months of 2011.  In addition, the interest rate of our $40.0 million subordinated loan was 13.0%.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk associated with our revolver and senior term loan, where interest payments are tied to either the LIBOR or prime rate.  At September 30, 2012, the interest rate on our senior term loan was 4.22%.  Our interest rate swap agreement mitigates the floating interest rate risk on a portion of our outstanding senior term loan.  The swap agreement effectively fixes the interest rate on a portion of our outstanding term loan at 4.18%, which includes the applicable margin of 3.50% at September 30, 2012. The blended interest rate of our term loan and swap agreement was 4.20% at September 30, 2012.  At any time, a sharp rise in interest rates could have an adverse effect on net interest expense as reported in our Consolidated Statements of Operations. Our potential loss over one year that would result in a hypothetical and instantaneous increase of one full percentage point in the interest rate on the variable portion of the senior term loan would increase annual interest expense by approximately $0.4 million.

In addition, our historical investment positions have been relatively small and short-term in nature.  We typically invest excess cash in money market accounts with original maturities of three months or less with no exposure to market interest rates. We have no significant exposure to foreign currency fluctuations. Foreign sales, which are nominal, are primarily denominated in U.S. dollars.

ITEM 4. CONTROLS AND PROCEDURES

The Company's principal executive officer ("CEO") and principal financial officer ("CFO") evaluated, together with other members of senior management, the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2012; and, based on this review, the Company's CEO and CFO concluded that, as of September 30, 2012, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by it in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarterly period ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

For information regarding factors that could affect our results of operations, financial condition and liquidity, refer to the section titled "Risk Factors" in Part I, Item 1A of our 2011 Form 10-K. Except as noted below, there have been no material changes from the risk factors previously disclosed in our most recent Form 10-K.

The Company Has Substantial Investments in Recorded Goodwill as a Result of Acquisitions, and Changes in Future Business Conditions Could Cause These Investments to Become Impaired, Requiring Substantial Write-Downs That Would Reduce the Company's Operating Income.

At September 30, 2012, goodwill accounted for $163.2 million, or approximately 60%, of the Company's recorded total assets.  Under Accounting Principles Generally Accepted in the United States of America, the Company reviews its goodwill for impairment annually or when events or changes in circumstances indicate the carrying value may not be recoverable. A significant and sustained decrease in expected reporting unit cash flows or changes in market conditions would increase the risk of impairment of recorded goodwill.  If goodwill becomes impaired, the Company would record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill is determined, which may significantly reduce or eliminate our profits.

During the second quarter of 2012, we recorded an estimated goodwill impairment charge of $12.0 million based on a step 1 analysis performed.  We completed the step 2 analysis on October 31, 2012, and determined the total amount of the goodwill impairment to be $48.6 million, which resulted in an additional charge of $36.6 million in the quarter ending September 30, 2012.

The determination of valuation for goodwill impairment testing is sensitive to (i) changes in the market price of DRC's stock, (ii) changes in premiums paid in excess of market price for public companies in our industry sector which are acquired, (iii) estimated future cash flows, (iv) weighted average cost of capital, and (v) market multiples.  A significant decrease in any of these assumptions would cause a decline in valuation and increase the risk of impairment.  At September 30, 2012 and December 30, 2011, the price of our common stock was $6.85 per share and $11.34 per share, respectively.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth all purchases made by us or on our behalf by any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the first quarter of 2012.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value Of Shares that May Yet Be Purchased Under the Programs
July 1, 2012 to July 31, 2012	122	$5.84	-	$-
August 1, 2012 to August 31, 2012	991	$5.71	-	-
September 1, 2012 to September 30, 2012	-	$-	-	-
Total	1,113	$5.73	-	$-

(1)	Represents shares repurchased to cover payroll withholding taxes in connection with the vesting of restricted stock awards.

ITEM 6. EXHIBITS

The following Exhibits are filed or furnished, as applicable, herewith except as otherwise provided:

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*
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

DYNAMICS RESEARCH CORPORATION
(Registrant)

Date: November 9, 2012	/s/ David Keleher
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: November 9, 2012	/s/ Shaun N. McCarthy
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)