Form 10-K
period 2012-12-31
DYNAMICS RESEARCH CORP
filed 2013-03-18
CIK 30822

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
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

Registrant's telephone number, including area code
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
☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐ No ☑

The aggregate market value of the registrant's common stock, $0.10 par value, held by non-affiliates of the registrant as of June 29, 2012, was $52.1 million based on the reported last sale price per share of $5.81 on that date on the NASDAQ Global Market. As of March 14, 2013, 10,494,586 shares of the registrant's common stock, $0.10 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement involving the election of directors, which is expected to be filed within 120 days after the end of the registrant's fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K ("Form 10-K").

INFORMATION RELATED TO FORWARD-LOOKING STATEMENTS

Some of the statements under "Business", "Management's Discussion and Analysis of Financial Condition and Results of Operations", and elsewhere in this Form 10-K contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, regarding future events and the future results of Dynamics Research Corporation ("DRC") that are based on current expectations, estimates, forecasts and projections about the industries in which DRC operates and the beliefs and assumptions of the management of DRC.  Words such as "anticipates", "believes", "estimates", "expects", "intends", "plans", "projects", "may", "will", "should" and other similar expressions are intended to identify such forward-looking statements.  These forward-looking statements are predictions of future events or trends and are not statements of historical matters.  These statements are based on current expectations and beliefs of DRC and involve a number of risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document or in the case of the statements incorporated by reference.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Form 10-K under the section entitled "Risk Factors".  Except to the extent required by applicable law or regulation, DRC undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

DYNAMICS RESEARCH CORPORATION
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2012

PART I

ITEM 1. BUSINESS

CORPORATE OVERVIEW AND STRATEGY

Dynamics Research Corporation is a leading technology and management consulting company focused on driving performance, process, and results for government clients.  We have large company capabilities, small company agility, and a track record providing innovative solutions and rock solid results.  Our go-to-market strategy has several dimensions:

•	Well Positioned in the Best Funded Federal Markets. We believe these markets – healthcare, research and development, homeland security, intelligence, surveillance and reconnaissance, and financial/regulatory reform – will receive sustained priority funding for years to come, based on long-term market force drivers such as (i) the need to curb the growth of healthcare costs and improve quality of care, (ii) the continued emergence of cyber threats, (iii) the on-going war on terrorism, (iv) immigration reform, (v) increased financial regulation, (vi) tax reform, (vii) the need for greater efficiency, (viii) technologically driven change, and (ix) changing federal workforce demographics.

•	Relevant, Differentiated Capabilities. We solve our clients' most complex problems, applying cost effective and emerging technologies. Our solutions – in the science and technology, information technology ("IT"), and management services areas – are differentiated capabilities such as high performance computing, cloud computing, big data, health informatics, mobile, cyber-security, technology strategy and governance, and systems and software engineering. We believe our capabilities align well with the needs of today's government clients that require improved efficiencies and effectiveness, and face procurement reform, transformational and technology based changes, and ongoing, changing security threats.

•	Highly Talented Workforce. We have a highly credentialed and degreed staff - smart, talented experts in their field. Our staff has a record of success solving difficult technical problems, providing the most cost effective solutions, and using a process driven approach. We have hard-working, vibrant breakthrough thinkers, who are focused on client needs and results driven.

•	Extensive Prime Contract Portfolio. Our contracts enable direct client access. We hold a broad, outstanding portfolio of government and agency-wide multiple award schedule indefinite delivery/indefinite quantity ("ID/IQ") task order contracts and single award base purchase agreements. Today, these types of contracts are the federal government's preferred means of procurement for services.

•	Strong Growth Platform. Rapidly adaptable to change, our integrated financial, contracts, human resources, and technology infrastructure provides consistent, reliable results to our clients. As a highly scalable capability, we can commit to support our clients' most stringent and complex needs.

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

Founded in 1955 and headquartered in Andover, Massachusetts, DRC has approximately 1,250 employees located throughout the United States.  Dynamics Research Corporation operates as a parent corporation and through its wholly owned subsidiaries, Kadix Systems, LLC ("Kadix"), H.J. Ford Associates, Inc., High Performance Technologies Innovations, LLC. ("HPTi"), and DRC International Corporation. Unless the context otherwise requires, references in this Form 10-K to "DRC", "we", "us", or "our" refer to Dynamics Research Corporation and its subsidiaries.

SOLUTION AREAS

Science and Technology

We provide scientific and technological capabilities supporting product and system development, design, integration and production. Our capabilities include: (i) systems engineering, applications, and integration, (ii) basic sciences and environmental systems, (iii) advanced computational science, (iv) high performance computing and systems engineering, (v) cloud computing, (vi) predictive modeling, (vii) facilitating the transfer of advanced technologies into defense applications, (viii) manufacturing, repair and overhaul engineering including technical assessment of these processes, and (ix) global positioning system ("GPS") receiver products.

Information Technology

We are experts in the application of leading edge technologies to significantly improve performance and reduce cost.  Our areas of practice include big data analytics, cyber security and information assurance, mobile computing, health informatics, enterprise architecture, systems and software engineering, application development and sustainment, automated case management, and data engineering.

With deep experience in high performance computing and computational science, we have outstanding capabilities in the area of big data management and analytics and have developed proprietary analytic models for solving big data problems.

We are a leading provider of cyber security solutions for the federal.gov (non-military) domain with our proprietary cyber framework approach to problem solving.  Our capabilities and experience include continuous monitoring, governance, policy and procedure development, certification and accreditation, and remedial services. We are one of a small number of companies authorized by the federal FedRAMP program to certify third party cloud implementations for use by federal agencies.

Our enterprise architecture capabilities include technical strategy and design, governance, communications and training, implementation, transition planning, and compliance.  We have extensive experience in enterprise architecture cutting across all of our major markets.

We use Capability Maturity Model Integration ("CMMI") level 3 processes in our software development practice, and provide services to support the ongoing development and subsequent maintenance of an organization's enterprise architecture. We offer a comprehensive set of services for managing and implementing IT infrastructures for government organizations based on the International Organization for Standardization ("ISO") 20000-1:2011 for IT Service Management.

DRC provides integrated processes and services to help government agencies govern their IT systems in accordance with various government regulatory requirements, such as Capital Planning and Investment Control and the Federal Information Security Management Act.

Management Services

We provide a comprehensive set of solutions, which enable enterprise modernization. Our program leadership capabilities include strategic communications, change management, business transformation and lean six sigma, technology strategy and investment planning, transparency and governance, requirements definition, and policy and process development.  We also provide management consulting studies and assessments, outreach, technical, engineering, acquisition management, and logistics services, as well as audit support and remediation services.

Our training and knowledge management solutions integrate best practices in performance assessment, instructional systems development, and human systems integration of complex systems. We are an industry leader in the development of team training applications for mission critical teams. Our training solutions include training/task analysis, high-performance team training, web-based training, and automated training management. We identify, develop, and deliver a variety of performance improvement solutions, including electronic performance support systems, job/task redesign user interface change, organizational redesign, and resource reallocation.

MARKETS

We target markets which, based on long-term market force drivers, have sustained government projected demand for services.  We select customers from the spectrum of federal government departments and agencies in our target growth markets with needs that well match the solutions we provide.  Currently our target growth markets include healthcare, research and development, homeland security, intelligence, surveillance and reconnaissance, and financial/regulatory reform.  We also serve the (i) command and control, (ii) force and weapons systems readiness, (iii) citizens services, and (iv) advisory and assistance services markets.

We are cognizant of current federal budgetary challenges and reductions.  In the longer term we believe our core capabilities are well aligned with the types of services and solutions for which the government has increasing demands including: (i) improved efficiencies and effectiveness, (ii) procurement reform, (iii) transforming the delivery of government services through organizational change, process improvement, and technological change, and (iv) responding to rapidly changing security threats.

In the state and local government sector, which is approximately 5% of our total business, new contract opportunities have been limited as states address balanced budget requirements and lower tax revenues.  As state government budgets stabilize, we anticipate an increase in state procurements for services. There is a need for states to continue to modernize child welfare systems and Medicare management systems, areas where our automated case management solution fits well. We have considerable experience in providing IT expertise in the health and human services areas. We believe the primary factors driving growth in this sector are infrastructure modernization and expansion, the migration of information and training to web-based applications, and cost-sharing incentives to facilitate data exchange with federal agencies.

CLIENTS AND CUSTOMERS

During 2012, we adjusted our vertical market focus aligning to the federal markets, which we believe will be among the best funded for years to come.  We added research and development and expanded intelligence to include surveillance and reconnaissance.  We continue to be focused on cyber security as a solution, rather than as a vertical market, and have de-emphasized force readiness.  A breakdown of revenue by market as a percentage of total revenue is as follows:

Market	2012		2011		2010
Healthcare	$56.6	17.9%	$50.3	15.6%	$20.6	7.6%
Homeland Security	47.5	15.0%	51.0	15.8%	52.4	19.3%
Research and Development	45.6	14.4%	25.9	8.0%	4.3	1.6%
Intelligence, Surveillance and Reconnaissance	39.6	12.5%	33.1	10.3%	17.9	6.6%
Financial Regulatory and Reform	24.1	7.6%	19.9	6.2%	13.6	5.0%
Priority Markets (1)	213.5	67.3%	180.2	55.9%	108.8	40.0%

Defense Readiness, Logistics, and Command, Control and Communications	87.2	27.5%	125.4	38.9%	138.3	50.8%
State Governments and other	16.3	5.1%	17.0	5.3%	25.0	9.2%
Total Market (1)	$317.0	100.0%	$322.6	100.0%	$272.1	100.0%

(1)	Totals may not add due to rounding.

Healthcare

In 2012, clients in the healthcare vertical market represented 18% of total revenue.

Department of Veterans Affairs ("VA")

Our largest contract, realizing approximately $25 million in 2012 revenue, is with the Veterans Relationship Management Program.  The objective of this program is to create a one-stop system providing veterans with access to education, benefits, and healthcare information.  For this program, DRC provides systems engineering, program architecture, program management, requirements analysis, independent verification & validation ("IV&V"), life cycle engineering, communications support, and integration of business processes and systems.

Under our other engagements with the Veterans Health Administration, the VA's Offices of Information and Technology, Enterprise System Management and the Veterans Benefits Administration we provide strategic planning, software application engineering, systems engineering, requirements analysis, and development and program management capabilities.

Office of Assistant Secretary of Defense for Health Affairs

In 2008, we were awarded a ten-year indefinite delivery/indefinite quantity ("ID/IQ") contract by the Office of the Assistant Secretary of Defense for Health Affairs, which includes the TRICARE Management Activity. This TRICARE Evaluation, Analysis, and Management Support ("TEAMS") contract provides a vehicle for obtaining services in support of policy development, decision-making, management and administration, program and/or project management and administration. We were one of 23 companies awarded the TEAMS contract, which has a total ceiling value of $5 billion.

We are currently performing work under several TEAMS contract task orders.  For the Military Health System's Defense Centers of Excellence, our clinical consultants are (i) identifying and developing psychological health and traumatic brain injury best practices, and (ii) documenting the results of psychological health and traumatic brain injury clinical and non-clinical programs, and (iii) providing technical support to the Centers. For the Northern Regional Medical Command we are implementing the 2011 release of the International Classification of Diseases, ICD-10.  For the Military Health System Medical Support Office, we are providing clinical and administrative support services.

We also provide creative, media, and outreach capabilities to the Military Health System's Strategic Communications Office. Finally, for the office of TRICARE Management Activity, we are developing common financial data standards.

Department of Health and Human Services, Food and Drug Administration ("FDA")

We are one of 10 holders of the Enterprise System Life Cycle Management Support ("ELMS") ID/IQ contract.  The period of performance for this contract extends to June of 2019.  The FDA has put this contract in place to procure design, development, and implementation services for FDA automated business application software and to support the FDA's IT governance framework for systems development.

In September 2012, we were awarded a 5-year $50 million contract to support approximately 800 FDA researchers' scientific computing environment, including their prototyping, new technologies, processing, storage, and connectivity needs.

Department of Health and Human Services, National Institutes of Health

In May 2012, we were one of 54 awardees of the Chief Information Officer – Solutions and Partners 3 ID/IQ contract.  The contract has a ceiling value of $20 billion and a 10 year period of performance.  Under this contract we will provide technical expertise to support ten functional areas such as integration services, imaging, critical infrastructure protection and information assurance, enterprise management systems, and IT operations support.

Department of Health and Human Services, Centers for Disease Control ("CDC")

With our staff of public health analysts and statistical data analysts, we support CDC's Division of HIV/AIDS Prevention. We provide data management, analysis, and support of quantitative and qualitative data and data systems using data analysis tools.

Air Force Medical Service

Under a 3-year contract awarded in June 2012, we provide enterprise architecture capabilities to the Air Force Medical Service, integrating tools, frameworks, models, and artifacts.

U.S. Army Medical Research Institute for Chemical Defense

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

Commonwealth of Massachusetts, Executive Office of Health and Human Services

In June 2012, we were awarded a $2.5 million contract to strengthen the Office's capabilities to detect Medicaid fraud through the application of predictive modeling techniques and interfacing these capabilities with analysts who review, investigate, and approve or deny claims.

Homeland Security

In 2012, clients in the homeland security vertical market represented 15% of total revenue. We provide solutions and services to all seven major Department of Homeland Security ("DHS") components, department level offices, and the Department of Justice ("DoJ"), including the Federal Bureau of Investigation ("FBI").  We are one of 14 holders of the Enterprise Acquisition Gateway for Leading Edge ("EAGLE") ID/IQ contract, functional category 5, Management Services.  This contract has been widely used by DHS agencies to obtain a wide range of business and technical management services.  We have been a leading provider in the management services category.  DHS is currently evaluating bids, including DRC's, for the successor EAGLE II contract with awards expected to be made in 2013.

DHS Headquarters, Office of the Chief Information Officer

We deliver management services assisting the DHS Office of the Chief Information Officer ("OCIO") with IT policy and planning, investment and portfolio management, enterprise architecture, information assurance and IT security, and information sharing. We also provide oversight and assessment services for the IT Services Office. We work closely with portfolio owners to resolve conflicts and facilitate agreements among competing interests and provide a neutral perspective to decision-makers who need to choose specific technology and mission targets. We also provide capital planning and investment training.

We provide enterprise architecture services, which help improve organizational performance and core business processes, ensure that investments are cost-effective and mission-focused, and that IT programs and assets are well-managed to maximize their return on investment.

We provide a wide array of information security services to the DHS Information Security Office's Compliance Division, including supporting the DHS Information Security Performance Plan and ensuring compliance with the Federal Information Security Management Act ("FISMA"). We are responsible for conducting Certification and Accreditation document reviews, and technical reviews of critical controls, as well as reviews of information security programs within DHS agencies. DRC personnel maintain the DHS FISMA inventory, provide technical subject matter expertise to assist in developing and implementing remediation plans of action and milestones in response to audit findings, and provide training to information security personnel across DHS agencies.

Immigration and Customs Enforcement ("ICE")

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

Using an IT investment management framework and value-driven reengineering methodology, we provide the ICE OCIO program executive office with the resources, processes and expertise required to better manage the ICE IT investment portfolio. We also assist in implementing project management best practices that encourage collaboration and integration for improved project performance.

Department of Justice

We provide program architecture, program requirements development and analysis, advisory services and systems engineering, IV&V, and security certification and accreditation services to the DoJ's Office of the Chief Information Officer.

We are one of 46 holders of the FBI Information Technologies Supplies and Support Services ("ITSSS") ID/IQ contract.  Awarded in November 2010, the contract has an 8-year period of performance and a ceiling value of $30 billion.  Under the contract the FBI procures technical and engineering services and systems solutions, which deliver rapid intelligence analysis, collaboration, analysis of evidence and critical information, and threat investigation.

We provide software development, enhancement, and maintenance services in support of (i) the Bureau's Intelligence Information Report Distribution System, a web-based tool for creating and disseminating standardized intelligence information reports, and (ii) the Foreign Intelligence Surveillance Act Management System, a work flow system, which manages and preserves documentation for classified surveillance requests.

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

We provide mission and capabilities analysis for Coast Guard modernization projects identifying and aligning strategic, operational, and tactical mission and task requirements.

Federal Emergency Management Agency ("FEMA")

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

Customs and Border Protection

We develop functional Web-based training courseware to meet the training and simulation needs of the Customs and Border Protection Office of Air & Marine. We designed, implemented, and currently maintain their OpSTAR network to meet the training, distribution, and tracking needs of the National Air Training Center. We also provide flight training support, tactical scenario based instruction, and other related training needs. We also developed and support the Customs and Border Protection's Procurement Directorate Knowledge Management System.

United States Secret Service

We provide the United States Secret Service Chief Information Security Officer with information assurance and system security services and solutions.

Research and Development

In 2012, clients in the research and development vertical market represented 14% of total revenue.

Department of Defense ("DoD") High Performance Computing Modernization Program

We provide science and technology services under the Productivity Enhancement, Technology Transfer, and Training program. We facilitate the transfer of advanced technologies into defense applications.  The technical areas include climate, weather, ocean modeling and simulation, biology, chemistry and materials science, electromagnetics and acoustics, networking and systems communications, fluid dynamics, structural mechanics, environmental quality modeling and simulation, and signal/image processing.  Our services include mathematical algorithm development, supercomputing, research training, and research program management, oversight, and assistance.

Deputy Assistant Secretary of Defense, Systems Engineering

We hold a base purchase agreement contract with the Office of the Director of Systems Engineering.  The office is the focal point for policy, practice, and procedural matters related to DoD systems engineering.

We provide specialty engineering support in the execution of the regulatory and statutory policy, guidance, specialty engineering, and human capital functions of large DoD acquisitions. Under the Systems Assurance and Program Protection contract we provide program review, requirements assessments, system assurance, and risk identification and assessment services for the DoD's 200 largest programs. Through the Strategic Studies contract, we provide systems engineering and analysis, modeling and simulation, and policy guidance.

Army High Performance Computing Research Center ("AHPCRC")

AHPCRC is a multidisciplinary computational science and engineering research center that addresses the Army's most difficult scientific and engineering challenges, using high performance computing to anticipate and meet real-world needs on the battlefield.  While most of the work under this program is performed by university researchers we have served as the infrastructure and managing partner for AHPCRC, responsible for the overall management of the program, including reporting, communications, and contract compliance.

Armament Development Research & Engineering Center ("ARDEC")

We are one of 8 companies recently awarded an Omnibus II ID/IQ contract to provide infrastructure and CMMI Level 5-compliant software engineering  support to the Armament Software Engineering Center of the U.S. Army Armament Research, Development and Engineering Center at Picatinny Arsenal, New Jersey. The contract has a $75 million ceiling value and a 5-year period of performance. Under the contract, ARDEC will procure software engineering support services in the following areas: chemical and biological defense; remote weapon system and control unit software; information systems and infrastructure support; and library system management and configuration management.

We provide systems and software engineering, development, maintenance, modeling and simulation, and IV&V to the Army's Paladin Self Propelled Howitzer, Lightweight 155mm Artillery and Mortar Systems Automated Fire Control Software Block upgrade programs.

We also designed, developed, and now are maintaining, a secure network infrastructure in support of ARDEC's research activities at Picatinny Arsenal.

National Oceanic and Atmospheric Administration, Geophysical Fluid Dynamics Laboratory ("GFDL")

Under our contract with the GFDL, we develop and use mathematical models and computer simulations to improve the understanding of and ability to predict behavior of the atmosphere, oceans, and climate.  We also develop, enhance, and maintain the core modeling framework for GFDL's large-scale, high performance computing platform.

Office of Naval Research

We provide engineering, IT, and business transformation services to two Office of Naval Research programs, Manufacturing Technology and Lean Pathways.

Missile Defense Agency

The Missile Defense Agency is chartered with developing future space-based missile defense capabilities. We provide research on manufacturability to this client under multi-year contracts.

Intelligence, Surveillance and Reconnaissance

In 2012, clients in the intelligence, surveillance and reconnaissance vertical market represented 12% of total revenue.

Air Force Materiel Command, Medium Altitude Unmanned Aerial Systems

For this high priority program, which fields the Predator, Reaper, and successor systems, we provide a range of services including program management, engineering, quality assurance, flight operations support, systems integration and planning, acquisition management and financial and contract management.

Army Intelligence and Information Warfare Directorate

We developed, deployed and continue to enhance and support the U.S. Army's cloud-based Distributed Common Ground System ("DCGS-A"). Based on a unified cloud data architecture that integrates disparate data in a single repository, the system is used for processing, exploiting and disseminating intelligence between troops and their mission partners, including intelligence community organizations. Deployed at in-theater Army bases, DCGS-A improves communications among intelligence, tactical, counter-narcotic, and counter-terrorism initiatives.  As part of the Army's broader modernization strategy, DCGS-A represents the Army's future intelligence architecture.

Maryland Procurement Office

We provide business process reengineering, records management, and workflow application development, and implementation solutions to this client.

Office of the Director of National Intelligence

We developed and continue to enhance and maintain the Intelligence Resource Information System, which the Office of the Director of National Intelligence uses to monitor and manage budgets for all intelligence agencies.

Financial and Regulatory Reform

In 2012, clients in the financial and regulatory reform vertical market represented 8% of total revenue.

Federal Deposit Insurance Corporation ("FDIC")

The FDIC is striving to continually improve the overall operating efficiency and effectiveness of its IT resources. Through our business analysis and management support services, we identify opportunities for improved efficiency and effectiveness of its IT resources. We also provide training systems development solutions to the FDIC.

Department of Treasury, Bureau of Fiscal Services

We designed, developed, and currently support the Financial Management Service's Secure Payment System with security and system enhancement services.  The Secure Payment System is the federal government's primary payment system, processing over 1 billion transactions valued at greater than $1.6 trillion annually, supporting over 2,400 users at more than 250 federal agencies.  We also provide IT architecture, design, and IV&V services for the Payment Application Modernization program.

Department of Treasury, Internal Revenue Service ("IRS")

In 2010, we were one of 33 companies awarded a Treasury Information Processing Support Services ("TIPSS-4") contract.  TIPPS-4 has a 10-year period of performance.  Under the contract, agencies can obtain the full range of management consulting and information technology services.

We provide an array of information technology capabilities on 2 TIPPS-4 task orders. Under the first task order we provide independent verification and validation services, web-based reports and metadata services for the IRS Office of Research supporting the Enforcement Revenue Information System and the Compliance Data Warehouse.  Under the second task order we provide independent verification and validation services to validate the Credit Card Processor's systems and ensure the protection of taxpayer data, maintain secure credit card operations, and enhance the current production environment. We are responsible for the system readiness and accuracy of the credit card program.

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

Defense Logistics and Transportation

In 2012, clients in the logistics and transportation vertical market represented 9% of total revenue.

Air Force Materiel Command, Global Logistics Support Center

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

Air Force Air Mobility Command

We provide program planning, enterprise architecture, systems engineering, decision support, logistics thought leadership, subject matter expertise, and business analysis services to the Air Mobility Command.

U.S. Transportation Command

We provide logical and physical data modeling expertise, data engineering, and management support services to the U.S. Transportation Command.

Defense Readiness

In 2012, clients in the defense readiness vertical market represented 10% of total revenue.

Air Force Materiel Command, Depot Operations

We perform engineering logistics, IT management, operations analyses, systems engineering, and technical services for the U.S. Air Force's Sustainment Center and Ogden Air Logistics Complex at Tinker and Hill Air Force Bases in Midwest City, Oklahoma and Ogden, Utah, respectively, supporting the B-1B, the B-52, the C-5, and the KC aircraft programs.

Air Force Materiel Command, Life Cycle Management Center

We provide software maintenance, sustainment, and enhancement services in support of the Air Force Weapons Systems Management Information System ("WSMIS"). WSMIS is the Air Force's operational system for global tracking of Air Force parts and weaponry. We also support the integration of WSMIS with other Air Force systems and initiatives.

Army Software Engineering Center

We provide business consulting and software product development and sustainment for the Army Business Center for Acquisition systems.

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

Army Training and Doctrine Command

For the Maneuver Center of Excellence, we develop and revise the Army tactics, techniques and procedures manuals and training products.  We also support the Armor School's Heavy Brigade Combat Teams ("HBCT") Tactical Leader Course.  For the Human Capital Enterprise, we prepared a comprehensive analysis to improve human capital systems and processes.

We assisted in writing the Joint Capabilities Integrated Development System documents for the Army's HBCT, security, and reconnaissance acquisition programs.

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

Army Research Institute

We were one of 4 companies awarded the Research Development and Analysis in Army Training ID/IQ contract, known as TRAIN II, in November 2012.  The contract has a 4-year period of performance and is the preferred vehicle for the Army Research Institute to procure advanced training development, doctrine, studies, and analysis in support of Army preparedness.

For the Army Research Institute, we evaluate training courses and materials and gauge their ability to train soldiers to achieve mission objectives. We provide training requirements analysis, training programs, and evaluation tools and methods, which enable Army units to utilize digital training programs and advanced distributed learning approaches.

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

Command, Control and Communications

In 2012, clients in the command, control and communications vertical market represented 4% of total revenue.

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

Defense Advisory and Assistance Services

In 2012, clients in the advisory and assistance services vertical market represented 5% of total revenue.

Air Force Materiel Command, Life Cycle Management Center

The Air Force Materiel Command Life Cycle Management Center ("AFLCMC"), headquartered at Wright-Patterson Air Force Base, is responsible for research, development, testing, evaluation, acquisition, and life cycle management of aeronautical systems and related equipment for the Air Force.

We support AFLCMC system program offices with program management, logistics, engineering, acquisition management, analytical, and administrative services for both the United States Air Force and various foreign military sales programs. The active programs we currently support include the F-16, F-22, B-2, and C-17.

At the Electronics Systems Center (ESC) at Hanscom Air Force Base in Bedford, MA we evaluate system requirements, provide technical services, support the integration of products into airborne and ground weapons systems, and provide management services supporting ESC systems program offices, including the Multi-Platform Radar Technology Insertion Program and Airborne Warning and Control Systems programs.

Aviation / Missile Command

We provide programmatic consulting, engineering and logistics management to the U.S. Army Materiel Command and U.S. Army program executive officers for acquisition of major weapon systems. Our engineers analyze and review airframe, avionics, aeromechanics, and propulsion issues for U.S. Army project managers, provide logistics and fielding support, and prepare electronic technical manuals for rotary and fixed-wing aircraft systems. We also support other U.S. Army activities with acquisition logistics, systems engineering, and other related program management services for the U. S. Army Aviation and Missile Command and Communications-Electronics Command.

State Government

In 2012, clients in the state government and federal citizen services vertical markets represented 5% of total revenue.

State of Colorado

We designed, built and currently support a network for the Colorado Department of Human Services, which connects more than 11,000 end users at 130 sites with the State's child welfare benefits management system.

For an important State of Colorado Department of Revenue program, DRC had a major role in developing an architectural plan and building the infrastructure that supports the state's new tax system. We also provide IT operations support and security management services for the state's voter registration system.

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

State of Michigan

For the State of Michigan, as a subcontractor, we are supporting the development of a child welfare case management system.  Begun in 2011, this 3 year program will provide an integrated database for use by Michigan Department of Human Services workers to track the cases of approximately 15,000 children involved in the state's foster care and adoption services programs.  We are providing to the program software development program management, requirements definition, and data management capabilities.

State of Tennessee

For the State of Tennessee, we customized our State of Ohio web-based Statewide Automated Child Welfare System solution, aligning it with the State of Tennessee's unique child welfare practices. The new system, called the Tennessee Family and Child Tracking System ("TFACTS"), was successfully implemented and deployed in 2010. Our solution enables vast improvements in the state's case management capabilities.

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

Market	Sponsoring Agency	M/S(1)	Contract Name
Government Wide	General Services Administration	M	Alliant
	Office of Personnel Management	M	Training and Management Assistance (TMA)
	National Institutes of Health	M	Chief Information Officer Solutions and Partners 3
	General Services Administration	M	Knowledge Management Services
	General Services Administration	M	Risk Management Framework
Healthcare	TRICARE (Department of Defense)	M	Evaluation, Analysis, Management & Support (TEAMS)
	Food and Drug Administration	M	Enterprise System Life Cycle Management Support (ELMS)
	Food and Drug Administration	S	Scientific Computing
	Office of Health Information, VA	M	OHI
Homeland Security	Department of Homeland Security	M	Enterprise Acquisition Gateway to Leading Edge (EAGLE)
	Department of Justice	M	Information Technology Support Services (ITSSS)
	Department of Justice	S	Base Purchase Agreement, IT Security Services
Research & Development	Assistant Secretary of Defense for Research and Engineering	M	Base Purchase Agreement
	Armament Development Research and Engineering Center	M	Omnibus II
Financial/Regulatory	Department of Treasury	M	Treasury Information Processing Support Services (TIPSS IV)
	Federal Deposit Insurance Corporation	S	Business Analysis Management Support Services (BAMSS)
Intelligence	Maryland Procurement Office	S	BajaSands
Readiness	Army Training and Doctrine Command	M	Simulation & Training Omnibus Contract (STOC II)
	Army Research Institute	M	Research, Development & Analysis in Army Training (TRAIN II)
	Department of Defense	M	Logistics Management Support Services (LMSS)
	U.S. Air Force	M	Enterprise Integration Services Management (NETCENTS EISM)
	U.S. Air Force	M	Design Engineering Support Program (DESP III)

(1)	M = Multiple Award; S = Single Award

The DHS EAGLE contract is currently under re-competition.  We have been one of the leading providers of services under the management services function category of EAGLE. We believe we are well positioned to win the successor contract.  However, the outcome from the competition remains uncertain and there can be no assurance that a successor contract will be awarded to DRC.

Prime Contracts and Subcontracts

We provided our services and solutions as a prime contractor for 83% of our revenues in 2012, up from 79% in 2011 and 73% in 2010.  The remainder of our work, which was nearly entirely for government end customers, was performed as a subcontractor to another company, who held a prime contract with a government customer for the delivery of the services we provided.  We are submitting an increasing portion of our contract proposals as a prime contractor, where we are responsible for the entire contract engagement, including the work of subcontractors.  On large, complex engagements, we often engage subcontractors to fully address the capability requirements of our clients.

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

In recent years, there has been an increase in the portion of contracts issued on a fixed price basis, compared with time-and-materials or cost-reimbursable, in an effort to reduce the risk to the government of cost overruns.  We believe our contract cost management capabilities are strong and view this trend as favorable to DRC.  The amount of our revenue derived from fixed price contracts in 2012 was 45%, compared with 48% in 2011 and 47% in 2010.

Contract Terms and Conditions

Our contracts with U.S. Government customers generally are subject to compliance with Federal Acquisition Regulations.  Individual government agency and state contracts may have additional terms and conditions.  Generally our contracts are subject to termination at the convenience of the U.S. Government or the state. However, in the event that a contract is terminated by the respective government, we would be eligible to be reimbursed for our allowable costs up to the time of termination and would be paid a proportionate amount of the stipulated profit attributable to the work actually performed. Although U.S. Government or state contracts may extend for several years, they are generally funded on an annual basis, or incrementally for shorter time periods, and are subject to reduction or cancellation in the event of changes in U.S. Government or state requirements due to appropriations or budgetary concerns. In addition, if the federal or state government curtails expenditures for research, development and consulting activities, the curtailment could have a material adverse impact on our revenue and earnings.

Backlog

Contract backlog represents the total of all awarded contract values minus inception-to-date revenue recognized against each contract.  For multiple award schedule ID/IQ contracts the total contract value is recorded at the time of task order awards. No backlog is recorded at the award of the ID/IQ contract.   Funded backlog represents that portion of total contract value, for which expenditures have been authorized minus inception-to-date revenue recognized against each contract.  Additional information regarding total contract backlog and funded backlog can be found in the section titled, "Managements' Discussion and Analysis of Financial Condition and Results of Operations," in Part II, Items 7 and 8 of this Form 10-K.

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

COMPETITION

The federal professional services market is a highly fragmented marketplace with thousands of professional services firms competing for work with hundreds of clients. As a result we have many competitors, including (i) other contractors and consulting firms focused primarily on providing services to the federal government, such as CACI International, Inc., NCI Inc., ICF International, SRA International, Inc., Booz Allen Hamilton, Inc., Cubic Corporation, L-3, and Science Applications International Corporation; (ii) divisions of large defense contractors such as Lockheed Martin Corporation, General Dynamics Corporation, Raytheon Company, and Northrop Grumman Corporation; (iii) divisions of consulting firms such as Computer Sciences Corporation and Deloitte Consulting LLP; and (iv) a broad base of smaller companies specializing in specific markets, often receiving advantages under U.S. Small Business Administration ("SBA") programs.

While some of these firms have an advantage of scale we are able to compete effectively by focusing on markets and client needs, to which our capabilities are well aligned. Our competitive advantages include our (i) relevant and differentiated capabilities, (ii) highly talented, trained, educated and skilled staff, (iii) strong presence in well-funded markets, and (iv) extensive portfolio of prime contracts.  With these advantages we offer our clients similar people, processes, and capabilities as the larger firms with the responsiveness of a smaller company.

GOVERNMENT REGULATION

As a defense contractor, we are subject to many levels of audit and review, including by the Defense Contract Audit Agency, the Defense Contract Management Agency, the various inspectors general, the Defense Criminal Investigative Service, the Government Accountability Office, the DoJ, and Congressional committees. These audits and reviews could result in the termination of contracts, the imposition of fines or penalties, the withholding of payments due to us, or the prohibition from participating in certain U.S. Government contracts for a specified period of time. Any such action could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Governmental awards of contracts are subject to regulations and procedures that require formal bidding procedures and allow for protests by losing bidders. Such protests may result in significant delays in the commencement of expected contracts, the reversal of a previous award, or the reopening of the competitive-bidding process, which could have a material adverse effect upon our business, financial condition, results of operations, and cash flows.

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

Compliance with federal, state and local provisions relating to the protection of the environment has not had, and is not expected to have, a material effect upon our capital expenditures, earnings, or competitive position.

EMPLOYEES

Our customers value the skills of our employees.  We believe our compensation and benefit plans are competitive within our industry, and we develop the skills of our employees through formal training and certification programs.  Our workforce is highly educated with 40% of our employees holding graduate level degrees or above.  Our staff holds hundreds of professional certifications, and includes more than 100 certified Project Management Professionals.

As of December 31, 2012, we had approximately 1,250 employees. Approximately 85% of our employees hold federal government security clearances.  Nearly all of our employees are located in the United States.  We require all employees to annually complete training on compliance subjects.  None of our employees are represented by a labor union or subject to a collective bargaining agreement.

PROPRIETARY INFORMATION

Patents, trademarks, and copyrights are not materially important to our business. The U.S. Government and state government have certain proprietary rights in software processes and data developed by us in our performance of government and state contracts.

SEASONALITY

Our business is not seasonal. However, it is not uncommon for federal government agencies to award extra tasks or complete other contract actions in the weeks before the end of the federal government's fiscal year (which is September 30) in order to avoid the loss of unexpended fiscal year funds. Additionally, in years when the federal government does not complete its budget process before the end of its fiscal year, government operations typically are funded pursuant to a continuing resolution that authorizes agencies of the federal government to continue to operate, but traditionally does not authorize new spending initiatives. When much of the federal government operates under a continuing resolution, delays can occur in procurement of products and services that can affect our revenue, profit, and cash flow during the period of delay.

FINANCIAL DATA, BUSINESS SEGMENT AND OTHER INFORMATION

Financial data, business segment and other information can be found in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 and in Part II, Item 8 of this Form 10-K. Unless otherwise indicated, all financial information contained in this Form 10-K refers to continuing operations.

We maintain an Internet site at http://www.drc.com. Our Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to these reports are available free of charge through our website by clicking on the "Investor Relations" page and selecting "SEC Filings". The public may read and copy any materials we file with the Securities and Exchange Commission at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549.  The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  Information contained on our website is not incorporated by reference as a part of this Form 10-K or deemed filed with the SEC.

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

RISKS RELATED TO OUR BUSINESS

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

In each of 2012 and 2011, 95% of our total revenues were derived from contracts with the United States government, either as a prime contractor or as a subcontractor.  As a result, we are significantly impacted by trends and changes in federal expenditures and procurement policies.  The U.S. government deficit,  budgetary challenges, and efforts to curtail expenditures are on-going and reflected in (i) the Budget Control Act of 2011, which increased the debt ceiling and enacted 10-year discretionary spending caps and automatic spending cuts, referred to as sequestration, which will enact $1.2 trillion of spending cuts over 10 years (ii) the Defense Strategic Guidance, issued on January 5, 2012 which outlines fundamental changes in strategy- a force, which is smaller, leaner but agile, flexible and technologically advanced, and (iii) the ongoing inability of the federal government to legislate spending priorities through the timely approval of an annual budget.

We have seen and anticipate continued impacts from government budget management initiatives, the specific timing and effects of which may not be predictable, such as:

•	Reduced professional services spending;
•	program delays, cuts, and terminations;
•	fewer new program starts;
•	intensified price competition for new business and re-competes of current business; and
•	pressure to reduce dependency on service contractors and set more work aside for small and socially disadvantaged businesses.

Most of our federal and state government contracts are renewable on an annual basis, or are subject to the exercise of contractual options. Multi-year contracts generally require funding actions on an annual basis by the U.S. Government, a state legislature, or others on an annual or more frequent basis. As a result, our business could experience material adverse consequences should such funding actions or other approvals not be taken.

These events may result in (i) new business contract wins being lower than expected or needed to sustain growth, (ii) ending of or reductions to current programs and contracts, and (iii) lower profit margins as a result of pricing pressure and the need to invest in winning new and retaining existing business, all of which may adversely affect our results of operations and financial condition.

The Failure by Congress to Raise the Federal Debt Ceiling and Approve Budgets on a Timely Basis for the Federal Agencies We Support Could Delay Procurement of Our Services and Solutions and Cause Us to Lose Future Revenues.

On an annual basis, Congress must approve budgets that govern spending by the federal agencies that we support. In years when Congress is not able to complete its budget process before the end of the federal government's fiscal year on September 30, Congress typically funds government operations pursuant to a continuing resolution.  Occasionally, there has been a government shutdown, as a result of a lack of funding or reaching a federal debt ceiling. A continuing resolution allows federal government agencies to operate at spending levels approved in the previous budget cycle. When the U.S. Government operates under a continuing resolution, it may delay funding we expect to receive from clients on work we are already performing and will likely result in new initiatives being delayed or in some cases cancelled. Resulting delays in the collection of accounts receivable or delays or cancellations of existing projects could have a materially adverse impact on our business, financial condition, results of operations, and cash flows. Additionally, the 2013 fiscal year budgetary sequestration and Congress's inability to raise the federal debt ceiling could adversely impact our revenue and cash flows.

Based on recent history, there is also a possibility that Congress will not enact either a budget or a continuing resolution in a timely manner.  If this occurs, portions of the federal government, including programs, agencies and projects that we support, may temporarily cease operations, which could have substantial negative effects on our revenues and cash flows.  Additionally, the budgetary sequestration has instituted across-the-board budget cuts for the federal government which, if not amended, could adversely impact our revenue.

The Company Has Substantial Investments in Recorded Goodwill as a Result of Acquisitions, and Changes in Future Business Conditions Could Cause These Investments to Become Impaired, Requiring Substantial Write-Downs That Would Reduce the Company's Operating Income.

As of December 31, 2012 and 2011, goodwill accounted for $163.2 million and $211.8 million, respectively. Under accounting principles generally accepted in the United States of America, we review goodwill for impairment annually or when events or changes in circumstances indicate the carrying value may not be recoverable. A significant and sustained decrease in expected reporting unit cash flows or changes in market or other conditions would increase the risk of impairment of recorded goodwill.  If goodwill becomes impaired, we would record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill is determined, which may significantly reduce or eliminate our profits.

During 2012, due to a decline in the market price of the Company's stock, the market capitalization of the Company was below the carrying value of equity, which we considered a triggering event and therefore performed an interim impairment test.  As a result of the impairment test, we recorded goodwill impairment charges totaling $48.6 million.

As a result of the annual impairment test performed as of November 30, 2012, we determined that the carrying amount of the reporting unit did not exceed its fair value and, accordingly, did not record an additional charge for impairment. The fair value of the reporting unit exceeded carrying value by approximately 6%.  At December 31, 2012 and December 30, 2011, the price of our common stock was $5.85 per share and $11.34 per share, respectively.  We experienced no impairment indicators from November 30, 2012 through year end that would warrant updating its calculation.

The determination of valuation for goodwill impairment testing is sensitive to (i) changes in the market price of DRC's stock, (ii) changes in premiums paid in excess of market price for public companies in our industry sector which are acquired, (iii) estimated future cash flows, (iv) weighted average cost of capital, and (v) market multiples.  A significant decrease in any of these assumptions would cause a decline in valuation and increase the risk of impairment.  Future deterioration in operating performance, peer group multiples, and/or share price could result in impairment of goodwill.  As a result, we are unable to assure that goodwill will not be impaired in subsequent periods which could adversely impact our results of operations.

Our Contracts and Administrative Processes and Systems Are Subject to Government Regulations, Audits and Cost Adjustments By the Federal Government, Which Could Reduce Our Revenue, Disrupt Our Business, or Otherwise Adversely Affect Our Results of Operations.

Federal government agencies, including the Defense Contract Audit Agency ("DCAA"), the Defense Contract Management Agency, various inspectors general, the Defense Criminal Investigative Service, the Government Accountability Office, and the DoJ, routinely audit and investigate government contracts, and government contractors' administrative processes and systems. These agencies review our performance on contracts, pricing practices, cost structure, and compliance with applicable laws, regulations, and standards. They also review our compliance with government regulations and policies and the adequacy of our internal control systems and policies, including our purchasing, accounting, estimating, compensation, and management information processes and systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed, and any such costs already reimbursed must be refunded and certain penalties may be imposed.

DCAA audits for costs incurred on work performed after December 31, 2007 have not yet been completed. In addition, DCAA audits for costs incurred by our recent acquisitions for certain periods prior to acquisition have not yet been finalized.

An unfavorable outcome of an audit by the DCAA or other government agency may adversely affect our financial results. Moreover, if any of the administrative processes and systems are found not to comply with requirements, we may be subjected to increased government scrutiny and approval that could delay or otherwise adversely affect our ability to compete for or perform contracts or collect our revenue in a timely manner. Such possibilities include that:

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

The DHS EAGLE contract is currently under re-competition.  We have been one of the leading providers of services under the management services function category of EAGLE. We believe we are well positioned to win the successor contract.  However, the outcome from the competition remains uncertain and there can be no assurance that a successor contract will be awarded to DRC.

Our Estimated Backlog May Not Result in Revenues or Cash Flows.

As of December 31, 2012, we had backlog of $731.7 million, of which $568.1 million was unfunded.  Backlog is our estimate of the remaining future revenues from existing signed contracts, assuming the exercise of all options under such contracts and including executed task orders under ID/IQ contracts. There can be no assurance that backlog will result in actual revenue or that any contract included in backlog will ultimately be profitable.  There is a higher degree of risk with respect to unfunded backlog.  The actual receipt of revenue is subject to numerous contingencies, many of which are beyond our control.  Our estimates are based on our experience with similar contracts, but we cannot assure you that all or any of these estimated contract revenues will ultimately be recognized as actual revenues or cash flows.

We May Lose Revenue and Our Cash Flow and Profitability Could Be Negatively Affected if Expenditures Are Incurred Prior to Final Receipt of a Contract or Contract Funding Modification.

  We provide professional services and sometimes procure materials on behalf of our government clients under various contract arrangements. From time to time, in order to ensure that we satisfy our clients' delivery requirements and schedules, we may elect to initiate procurements or provide services in advance of receiving formal contractual authorization from the government client or a prime contractor. The frequency of these circumstances and related risk are likely to increase with the current sequestration approach to establishing funding levels for federal agencies.  If our government client or prime contractor requirements should change or the government directs the anticipated procurement to a contractor other than us, or if the materials become obsolete or require modification before we are under contract for the procurement, our investment might be at risk. If we do not receive the required funding, our cost of services incurred in excess of contractual funding may not be recoverable. This could reduce anticipated revenue or result in a loss, negatively affecting our cash flow and profitability.

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

Restrictions and Covenants Contained in Our Credit Facilities May Impact Our Business and Operations.

Our credit facilities contain financial and operating covenants that, among other things, require us to maintain or satisfy specified financial ratios, limit our ability to incur indebtedness, make investments, incur liens, or make capital expenditures, and require us to comply with a number of other affirmative and negative operating covenants. Failure to meet these financial and operating covenants could result from, among other things, changes in our results of operations, our incurrence of debt, or changes in general economic conditions. Failure to comply with any of these covenants would cause a default under our credit facilities, which would allow our lenders to accelerate payment of all unpaid principal and all accrued and unpaid interest under the facilities.

We May Not Make or Complete Future Mergers, Acquisitions or Strategic Alliances or Investments Which May Adversely Affect Our Growth.  Additionally, Acquired Operations May Perform at Levels Below Our Financial Projections or We May Be Unable to Successfully Integrate the Acquired Operations.

We intend to continue to expand our operations through mergers, acquisitions or strategic alliances with businesses that will complement our existing business. However, we may not be able to find attractive candidates, or enter into acquisitions on terms that are favorable to us, or successfully integrate the operations of companies that we acquire. In addition, we may compete with other companies for these acquisition candidates, which could make an acquisition more expensive for us. Furthermore, our credit facilities contain certain restrictive covenants, such as limitations on investments, liens, and capital expenditures, which may make it more difficult to finance an acquisition that might otherwise be in our best interests.

If we are able to successfully identify and complete an acquisition or similar transaction, it could involve a number of risks, including, among others:

•	the difficulty of assimilating the acquired operations and personnel;
•	the potential disruption of our ongoing business and diversion of resources and management time;
•	the potential failure to retain key personnel of the acquired business;
•	the difficulty of integrating systems, operations, and cultures; and
•	the potential impairment of relationships with customers as a result of changes in management or otherwise arising out of such transactions.

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

Our Business Could Be Negatively Impacted By Security Threats, Including Cyber Security Threats, and Other Disruptions.

As a federal government contractor, security risks regarding our information include (i) theft of proprietary or competitive information, (ii) disabling of our administrative systems and disruption to our business, (iii) security breaches of government systems, for which we provide support services, and (iv) loss of business as a result of harm to the Company's reputation due to a security breach.  Over the past year, branches of the federal government and contractors that work for the federal government have been particularly prone to overseas hacking attempts. Defensive measures taken by us may be inadequate to prevent a breach in security, which could have a material adverse impact on operating results and financial condition.

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

We May Be Liable for Systems and Service Failures.

We create, implement and maintain IT and technical services solutions that are often critical to our customers' operations, including those of federal, state and local governments. We may in the future experience some systems and service failures, schedule or delivery delays and other problems in connection with our work. If our solutions, services, products or other applications have significant defects or errors, are subject to delivery delays or fail to meet our customers' expectations, we may:

•	lose revenues due to adverse customer reaction;
•	be required to provide additional services to a customer at no charge or a discount;
•	receive negative publicity that could damage our reputation and adversely affect our ability to attract or retain customers; and
•	suffer claims for substantial damages against us.

In addition to any costs resulting from contract performance or required corrective action, these failures may result in increased costs or loss of revenues if they result in customers postponing subsequently scheduled work, canceling contracts, or failing to renew contracts.

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

If Our Employees Engage in Misconduct or Other Improper Activities, Our Business Could Be Harmed.

We are exposed to the risk that employee fraud or other misconduct could occur. Misconduct by employees could include intentional failures to comply with federal government procurement regulations, engaging in unauthorized activities, or falsifying time records. Employee misconduct could also involve the improper use of our clients' sensitive or classified information, which could result in regulatory sanctions against us and serious harm to our reputation. It is not always possible to deter employee misconduct, and the precautions we take to prevent and detect this activity may not be effective in controlling unknown or unmanaged risks or losses, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

RISKS RELATED TO OUR INDUSTRY

We Must Bear the Risk of Various Pricing Structures Associated With Government Contracts.

We derive most of our revenue from contracts and subcontracts with the U.S. Government. A significant portion of our federal and state government contracts are undertaken on a time and materials basis, with fixed hourly rates that are intended to cover salaries, benefits, other indirect costs of operating the business and profit. Our time and material contracts represented 35% and 32% of total revenue in 2012 and 2011, respectively.  The pricing of these contracts is based upon estimates of future salaries and costs and assumptions as to the aggregate volume of business that we will perform in a given business division or other relevant unit.

We undertake various government projects on a fixed-price basis. Our revenues earned under fixed-price contracts as a percentage of total revenues represented 45% and 48% in 2012 and 2011, respectively. Under a fixed price contract, the government pays an agreed upon price for our services or products, and we bear the risk that increased or unexpected costs may reduce our profits or cause us to incur a loss.

Significant cost overruns can occur if we fail to:

•	adequately estimate the resources required to complete a project;
•	properly determine the scope of an engagement; or
•	complete our contractual obligation in a manner consistent with the project plan.

For certain fixed-price contracts, we must estimate the costs necessary to complete the defined statement of work and recognize revenue or losses in accordance with such estimates. Actual costs may vary materially from the estimates made from time to time, necessitating adjustments to reported revenue and net income. Underestimates of the costs associated with a project could adversely affect our overall profitability and could have a material adverse effect on our business, financial condition, results of operations, and cash flows. While we endeavor to maintain and improve contract profitability, we cannot be certain that any of our existing or future fixed-price projects will be profitable.

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

If the government terminates a contract for convenience, contracts typically provide that we may recover only our incurred or committed costs, settlement expenses and profit on work completed prior to the termination.  State government contracts, more often than federal contracts, require service providers to incur substantial cost in advance of billing.  As of December 31, 2012, our unbilled costs on state government contracts were $6.8 million.  In the event of a termination for convenience, the amount recovered must be fully documented and could eventually become the subject of negotiations.  As a result there is a risk that these amounts may not be fully recoverable.

On March 1, 2013, we received an indication of intent from a customer to reduce the scope of our work on a contract, on which we had $4.0 million in unbilled receivables at December 31, 2012 for costs incurred in advance of billings.  Recovery of these costs is expected through (i) future milestone payments of $2.2 million for work completed or expected to be completed and delivered, and (ii) the remaining balance under the termination for convenience provision of the contract for work we had performed prior to the reduction in scope.

Due to current budgetary pressures there may be an increased likelihood that funding may be terminated or reduced in one or more programs in which we participate, which may result in a greater number of contractual terminations for convenience.  If one of our government customers were to unexpectedly terminate, cancel or decline to exercise an option to renew one or more of our significant contracts or programs, our revenues and operating results could be materially harmed.

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

We operate in an increasingly competitive market, and routinely we must compete to re-win work we are currently performing.  In 2012, our win rate on re-competitions was 85%, as compared with 98% in 2011.  On re-competitions there exists a reasonable possibility that we will not be the winner, in which event future revenues, operating results and cash flows could be materially adversely affected.

Federal Government In-Sourcing Could Result in Loss of Business Opportunities and Personnel.

The federal government has periodically taken action to reduce the percentage of contracted services in favor of more federal employees through an initiative called "in-sourcing."  In-sourcing could have a materially adverse effect on the Company's business, financial condition, and results of operations.   Specifically, as a result of in-sourcing federal procurements for services could be fewer and smaller in the future.  In addition, work DRC currently performs could be in-sourced by the federal government and, as a result, the Company's revenues could be reduced. Moreover, DRC employees working on contracts could also be hired by the government.  This loss of DRC employees would necessitate the need to retain new employees.   Accordingly, the effect of in-sourcing, or the continuation of in-sourcing at a faster than expected rate, could have a materially adverse effect on the Company's business, financial condition, and results of operations over time.

Our Business May Be Harmed By Failure of Prime Contractors to Perform Their Obligations Where We Serve as a Subcontractor.

Approximately 17% and 21% of our revenue in 2012 and 2011, respectively, was derived from contracts or task orders for which we served as a subcontractor.  In such circumstances, we generally bear the risk that the prime contractor will meet its performance obligations to the U.S. Government under the prime contract and that the prime contractor will have the financial capability to pay us amounts due under the subcontract. The inability of a prime contractor to perform or make required payments to us could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Our Business May Be Adversely Affected by Contract Protests.

Governmental awards of contracts are subject to regulations and procedures that permit formal bidding procedures and protests by losing bidders. Such protests may result in significant delays in the commencement of expected contracts, the reversal of a previous award decision, suspensions of contracts pending completion of the protest process, or the reopening of the competitive bidding process.  In addition, to protect our competitive position, we may protest the contract awards of our competitor, which may divert management's attention from other matters or cause us to incur additional expenses. A significant number of contract protests could have an adverse impact on our business, financial condition, results of operations, and cash flows.

Failure to Maintain Strong Relationships with Other Contractors Could Result in a Decline in Our Revenues.

In 2012 and 2011, we derived 17% and 21% of our revenues, respectively, from contracts in which we acted as a subcontractor to other contractors or to joint ventures that we and other contractors formed to bid on and execute particular contracts or programs. We expect to continue to depend on relationships with other contractors for a portion of our revenues for the foreseeable future. Our business, prospects, financial condition or operating results could be harmed if other contractors eliminate or reduce their subcontracts or joint venture relationships with us because they choose to establish relationships with our competitors; they choose to directly offer services that compete with our business; the government terminates or reduces these other contractors' programs; or the government does not award them new contracts.

If We Fail to Comply with Complex Procurement Laws and Regulations, We Could Lose Business and Be Subject to Various Penalties or Sanctions.

We must comply with laws and regulations relating to the formation, administration, and performance of federal government contracts. These laws and regulations affect how we conduct business with our federal government contracts. In complying with these laws and regulations, we may incur additional costs. Non-compliance may also allow for the assignment of additional fines and penalties, including contractual damages. Among the more significant laws and regulations affecting our business are the following:

•	the Federal Acquisition Regulation, which comprehensively regulates the formation, administration, and performance of federal government contracts;
•	the Truth in Negotiations Act, which requires certification and disclosure of all cost and pricing data in connection with contract negotiations;
•	the Cost Accounting Standards and Cost Principles, which impose accounting requirements that govern our right to reimbursement under certain cost-based federal government contracts;
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

RISKS RELATED TO OUR COMMON STOCK

Fluctuations in our Operating Results and General Market Conditions May Affect the Price of Our Common Stock.

Our revenue and earnings may fluctuate from quarter to quarter depending on a number of factors, including:

•	the number, size and timing of client projects commenced and completed during a quarter;
•	contract wins and losses;
•	changes to existing contracts made by our customers;
•	bid and proposal efforts undertaken;
•	progress on fixed-price projects during a given quarter;
•	employee productivity and hiring, attrition, and utilization rates;
•	rapid changes in demand from our precision manufacturing customers;
•	accuracy of estimates of resources required to complete ongoing projects;
•	the trend in interest rates; and
•	general economic conditions.

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

If there is a decrease in the price of our common stock, we may be required to make a larger than expected contribution to our legacy pension plan fund to enable the pension plan fund to meet its obligations to plan participants.  Future deterioration in our share price could also result in impairment of goodwill.  In addition, lower stock price could impair our ability to obtain financing to carry out our strategic plans.  Each of these consequences, in turn, could have an adverse impact on our cash flow and liquidity.

Provisions of Our Articles of Organization and By-Laws May Deter Potential Bids to Acquire the Company, and the Market Price of Our Common Stock May Suffer as a Result.

Our charter documents contain the following provisions that could have an anti-takeover effect:

•	division of our board of directors into three classes, making it more difficult for shareholders to change our board composition;
•	a requirement that all shareholders must sign a document for action to be taken by written consent of the shareholders;
•	a requirement that candidates for our board of directors own not less than 2,000 shares of the Company's common stock, and have or be eligible to have DoD personnel security clearances at the level of our facility security clearance;
•	advance notice by-laws that require shareholders to follow specified procedures to nominate board candidates or otherwise make shareholder proposals; and
•	a restriction on certain business combinations with interested shareholders.

In addition, we are subject to (i) Chapter 110C of the Massachusetts General Laws, which requires the person commencing a takeover bid to file certain information with the Secretary of the Commonwealth and the target company and provides that a bidder who fails to disclose its intent to gain control over a target corporation prior to acquiring 5% of the target company's stock is precluded from making any takeover bid for a period of one year after crossing the 5% threshold, (ii) Chapter 110D of the Massachusetts General Laws, which regulates control share acquisitions, and (iii) Chapter 110F of the Massachusetts General Laws, which prohibits a publicly-held Massachusetts corporation from engaging in a business combination with an interested shareholder for a period of three years after the date of the transaction in which the person becomes an interested shareholder, unless certain conditions are met.  These provisions may make it more difficult for third parties to acquire us or a significant portion of our stock, which may in turn affect our stock price.

Certain Shares of Our Common Stock May Be Entitled to Rescission and We May Continue to be Contingently Liable for Rescission or Damages in an Indeterminate Amount.

Issuances of our securities require registration under federal and state securities laws or an exemption therefrom, and certain holders of common stock issued by us may be entitled to rescind their purchases. In March 2013, we completed an offer to rescind the sales of approximately 86,500 of the approximately 148,000 shares of our common stock that were issued without registration or an exemption from registration.  While we believe that the rescission offer should bar future claims for rescission or limit our damages in respect of such a claim, there can be no guarantee that the rescission offer will have the effect of barring claims relating to our issuance of shares of common stock that were not properly registered.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have not received any written comments from the staff of the Securities and Exchange Commission regarding our periodic or current reports that (1) were issued not less than 180 days before the end of our 2012 fiscal year, (2) remain unresolved, and (3) we believe are material.

ITEM 2.  PROPERTIES

As of December 31, 2012 we leased all of the facilities used in our operations totaling approximately 447,000 square feet, of which we subleased approximately 132,000 square feet.  We have principal offices in Andover, Massachusetts and in the Washington, D.C. area.  We believe that our facilities are adequate for our current needs.

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

We are a party to or are subject to litigation and other proceedings referenced in Note 15 of our "Notes to Consolidated Financial Statements" in Part II, Item 8 of this Form 10-K. Except as noted therein we do not presently believe it is reasonably likely that any of these matters would have a material adverse effect on our business, financial position, results of operations or cash flows.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Market under the symbol "DRCO". The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock, as reported by the NASDAQ Global Market. These market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	High	Low
Fiscal year ended December 31, 2012
First quarter	$11.95	$9.11
Second quarter	$9.79	$5.56
Third quarter	$7.21	$5.16
Fourth quarter	$7.08	$4.84

Fiscal year ended December 31, 2011
First quarter	$17.18	$12.90
Second quarter	$16.63	$12.03
Third quarter	$14.94	$8.74
Fourth quarter	$11.50	$7.75

As of March 14, 2013, there were 478 shareholders of record of our common stock.

Dividend Policy

We did not declare any cash dividends in the two years ended December 31, 2012 and do not intend to in the near future. Our present policy is to retain earnings and preserve cash for future growth and development of our business.  In addition, our financing arrangements, as described in Note 8 of our "Notes to Consolidated Financial Statements" in Part II, Item 8 of this Form 10-K, restrict our ability to pay dividends.

Issuer Purchases of Equity Securities

The following table sets forth all purchases made by us, or on our behalf by any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the fourth quarter of 2012.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (in millions)
October 1, 2012 to October 31, 2012	215	$6.11
November 1, 2012 to November 30, 2012	-	$-
December 1, 2012 to December 31, 2012	-	$-
Total	215	$6.11

(1)	Represents shares repurchased to cover option costs in connection with the exercise of stock options and payroll withholding taxes in connection with the vesting of restricted stock awards.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock from December 31, 2007 to December 31, 2012 with the cumulative total return of (i) the NASDAQ Composite U.S. Index and (ii) our industry peers. This graph assumes the investment of $100.00 at the closing price on December 31, 2007 in our common stock, the NASDAQ Composite U.S. Index and our industry peers, and assumes any dividends are reinvested.

	December 31,
	2007	2008	2009	2010	2011	2012
Dynamics Research Corporation	$100.00	$73.94	$98.06	$123.84	$104.81	$54.07
NASDAQ Stock Market (US Companies)	$100.00	$59.46	$85.55	$100.02	$98.22	$113.85
Peer Group	$100.00	$103.72	$101.69	$92.57	$77.54	$72.43

The performance in the above graph is not necessarily indicative of future stock price performance.  Our peer group consists of industry peers with which we compete, including, Booz Allen Hamilton Holding Corporation, CACI International Inc, ICF International, Inc., The KEYW Holding Corporation, ManTech International Corporation, NCI, Inc., SAIC, Inc., and VSE Corporation.

ITEM 6.  SELECTED FINANCIAL DATA

The selected condensed consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included as Part II, Item 7 of this Form 10-K, and our consolidated financial statements and notes thereto included in Part II, Item 8 of this Form 10-K. The historical results provided below are not necessarily indicative of future results.

Income Statement Data

	Year ended December 31,
(in thousands, except share and per share data)	2012(1)	2011(2)	2010	2009	2008(3)
Revenue	$316,974	$322,597	$272,065	$268,661	$236,796
Gross profit	$49,877	$56,630	$43,890	$44,967	$38,994
Operating income (loss)	$(27,701)	$26,369	$20,815	$17,908	$(150)
Income (loss) from continuing operations	$(24,235)	$11,457	$12,313	$10,313	$(1,084)
Net income (loss)	$(24,235)	$11,457	$12,705	$10,172	$(1,255)

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(2.34)	$1.13	$1.24	$1.08	$(0.11)
Net income (loss) per share	$(2.34)	$1.13	$1.28	$1.06	$(0.13)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(2.34)	$1.12	$1.22	$1.06	$(0.11)
Net income (loss) per share	$(2.34)	$1.12	$1.26	$1.04	$(0.13)

EBITDA (4)	$31,516	$35,819	$26,415	$24,951	$20,757
EBITDA, as a percent of revenue (4)	9.9%	11.1%	9.7%	9.3%	8.8%

Balance Sheet Data

	As of December 31,
(dollars in thousands, except per share data)	2012(1)	2011(2)	2010	2009	2008(3)
Total assets	$260,051	$323,560	$198,216	$203,601	$208,930
Other long-term liabilities	$34,941	$33,066	$27,067	$31,936	$30,286
Total debt	$89,143	$114,828	$22,000	$31,973	$38,000
Stockholders' equity	$87,871	$114,321	$107,185	$94,096	$81,475

(1)	Amounts include a goodwill impairment charge of $48.6 million ($30.9 million after tax) and charges related to accelerated debt repayment of $2.0 million ($1.2 million after tax).

(2)
Amounts include results of operations of HPTi (acquired June 30, 2011) for periods subsequent to the acquisition.  Amounts also include transaction costs related to the acquisition of HPTi and the replacement of the previous credit facility totaling $2.2 million ($1.3 million after taxes).

(3)
Amounts include results of operations of Kadix (acquired August 1, 2008) for the periods subsequent to the acquisition.  Amounts also include a provision for litigation charge of $14.8 million ($9.1 million after tax).

(4)	As presented, adjusted EBITDA is defined as follows:

	Year Ended December 31,
(in thousands)	2012	2011	2010	2009	2008
Net income (loss)	$(24,235)	$11,457	$12,705	$10,172	$(1,255)
Loss (income) from discontinued operations	-	-	(392)	141	171
Income (loss) from continuing operations	(24,235)	11,457	12,313	10,313	(1,084)
Add:
Interest expense, net	12,655	6,928	1,084	2,024	1,423
Provision (benefit) for income taxes	(13,512)	8,106	7,871	6,262	(454)
Depreciation expense	3,883	3,823	3,564	2,987	2,961
Amortization expense	4,124	3,792	1,541	3,305	2,620
Share-based compensation	677	686	718	736	1,148
Goodwill impairment	48,600	-	-	-	-
Transaction costs, net of amounts included in net interest expense	-	1,703	-	-	-
Litigation provision	-	-	-	-	14,819
Less: amortization of deferred gain on sale of building	(676)	(676)	(676)	(676)	(676)
Adjusted EBITDA	$31,516	$35,819	$26,415	$24,951	$20,757

See "Non-GAAP Financial Measures" below for additional information.

NON-GAAP FINANCIAL MEASURES

We are providing certain non-GAAP financial measures to supplement the consolidated financial statements prepared under generally accepted accounting principles in the United States ("GAAP") in order to assist investors in assessing our financial results.

We believe adjusted EBITDA and adjusted EBITDA as a percentage of revenue are commonly used measures of financial performance. These measures should not be construed as alternative measures of net income, income from continuing operations, or cash flows.  When assessing our financial results, investors should evaluate each adjustment to reported GAAP financial measures in the reconciliations provided as additional information and not use these non-GAAP financial measures as alternatives to reported GAAP financial measures.

We have calculated adjusted EBITDA to conform with the definition of EBITDA provided in our loan agreements to help investors understand that component of our debt covenant calculations.  We may have calculated EBITDA differently than it is calculated by other companies. In the calculation of adjusted EBITDA, we have excluded certain charges and their related tax effect that management believes are unusual in amount and outside of our ongoing operations for the periods presented and not reasonably likely to recur for the next two years.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the consolidated financial statements and the notes to those statements that appear elsewhere in this Annual Report on Form 10-K.  This discussion contains forward-looking statements that involve risks, uncertainties, and assumptions, such as statements of our plans, objectives, expectations, and intentions. Our actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause or contribute to our actual results differing materially from those anticipated include, but are not limited to, those discussed in "Risk Factors" in Part 1, Item 1A and elsewhere in this Form 10-K.

OVERVIEW

Business

Dynamics Research Corporation is a leading technology and management consulting company focused on driving performance, process, and results for government clients.  We have large company capabilities, small company agility, and a track record providing innovative solutions and rock solid results.  Our go-to-market strategy has several dimensions:

•	Well Positioned in the Best Funded Federal Markets. We believe these markets – healthcare, research and development, homeland security, intelligence, surveillance and reconnaissance, and financial/regulatory reform – will receive sustained priority funding for years to come, based on long-term market force drivers such as (i) the need to curb the growth of healthcare costs and improve quality of care, (ii) the continued emergence of cyber threats, (iii) the on-going war on terrorism, (iv) immigration reform, (v) increased financial regulation, (vi) tax reform, (vii) the need for greater efficiency, (viii) technologically driven change, and (ix) changing federal workforce demographics.

•	Relevant, Differentiated Capabilities. We solve our clients' most complex problems, applying cost effective and emerging technologies. Our solutions – in the science and technology, IT and management services areas – are differentiated capabilities such as high performance computing, cloud computing, big data, health informatics, mobile, cyber-security, technology strategy and governance, and systems and software engineering. We believe our capabilities align well with the needs of today's government clients that require improved efficiencies and effectiveness, and face procurement reform, transformational and technology based changes, and ongoing, changing security threats.

•	Highly Talented Workforce. We have a highly credentialed and degreed staff - smart, talented experts in their field. Our staff has a record of success solving difficult technical problems, providing the most cost effective solutions, and using a process driven approach. We have hard-working, vibrant breakthrough thinkers, who are focused on client needs and results driven.

•	Extensive Prime Contract Portfolio. Our contracts enable direct client access. We hold a broad, outstanding portfolio of government and agency-wide multiple award schedule indefinite delivery/indefinite quantity ("ID/IQ") task order contracts and single award base purchase agreements. Today, these types of contracts are the federal government's preferred means of procurement for services.

•	Strong Growth Platform. Rapidly adaptable to change, our integrated financial, contracts, human resources, and technology infrastructure provides consistent, reliable results to our clients. As a highly scalable capability, we can commit to support our clients' most stringent and complex needs.

Market

In each of 2012 and 2011, 95% of our total revenues were derived from contracts with the United States government, either as a prime contractor or as a subcontractor.  As a result, we are significantly impacted by trends and changes in federal expenditures and procurement policies.  The U.S. government deficit,  budgetary challenges, and efforts to curtail expenditures are on-going and reflected in (i) the Budget Control Act of 2011, which increased the debt ceiling and enacted 10-year discretionary spending caps and automatic spending cuts, referred to as sequestration, which will enact $1.2 trillion of spending cuts over 10 years, (ii) the Defense Strategic Guidance, issued on January 5, 2012 which outlines fundamental changes in strategy- a force, which is smaller, leaner but agile, flexible and technologically advanced, and (iii) the ongoing inability of the federal government to legislate spending priorities through the timely approval of an annual budget.

We have seen and anticipate continued impacts from government budget management initiatives, the specific timing and effects of which may not be predictable, such as:

•	Reduced professional services spending;
•	program delays, cuts, and terminations;
•	fewer new program starts;
•	intensified price competition for new business and re-competes of current business; and
•	pressure to reduce dependency on service contractors and set more work aside for small and socially disadvantaged businesses.

These events may result in (i) new business contract wins being lower than expected or needed to sustain growth, (ii) ending of or reductions to current programs and contracts, and (iii) lower profit margins as a result of pricing pressure and the need to invest in winning new and retaining existing business, all of which may adversely affect our results of operations and financial condition.

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

Revenue Recognition

Our revenues consist primarily of services provided by our employees and the pass through of costs for materials and subcontract efforts under contracts with government customers.  These contracts have different terms based on the scope and complexity of the engagement, the terms of which frequently require us to make judgments and estimates in recognizing revenue.  Costs of services consist mainly of compensation expenses for program personnel, the fringe benefits associated with the compensation, and other direct expenses to complete programs including the cost of materials and subcontract efforts.  The labor based services provided to our customers are delivered under time and materials, cost reimbursable, and fixed-price contracts including service-type contracts.  These services are delivered to government customers primarily through single element arrangements under time and material and cost reimbursable contracts.

We recognize revenue under ASC 605-35, Revenue Recognition: Construction-Type and Production-Type Contracts, which provides revenue recognition guidance for contracts where services are performed to customer specifications.  ASC 605-35-15-4 covers arrangements that include fixed-price contracts, time and materials contracts, as well as the cost type contracts which represent the type of arrangements that we enter into with our customers.

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

For cost reimbursable contracts, revenue is recognized as costs are incurred and includes a proportionate amount of the fee earned. Cost reimbursable contracts specify the contract fee in dollars or as a percentage of estimated costs. Expected award fees are accrued over the period of performance based on historical experience and trued up at the time of award. The primary risk on a cost reimbursable contract is that a government audit of direct and indirect costs could result in the disallowance of some costs, which would directly impact revenue and margin on the contract. Historically, such audits have not had a material impact on our revenue and operating income.

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

Goodwill and Other Intangible Assets

With the acquisitions of HPTi, Kadix, and other businesses, we acquired goodwill and other intangible assets which totaled $177.8 million and $230.5 million at December 31, 2012 and 2011, respectively. The identification and valuation of these intangible assets and the determination of the estimated useful lives at the time of acquisition, as well as the completion of annual impairment tests, require significant management judgments and estimates. These estimates are based on, among other things, consultations with an accredited independent valuation firm and reviews of projected cash flows.

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

During 2012, due to a decline in the market price of the Company's stock, the market capitalization of the Company was below the carrying value of equity, which we considered a triggering event and therefore performed an interim impairment test.  As a result of the impairment test, we recorded goodwill impairment charges totaling $48.6 million.

As a result of the annual impairment test performed as of November 30, 2012, we determined that the carrying amount of the reporting unit did not exceed its fair value and, accordingly, did not record an additional charge for impairment. The fair value of the reporting unit exceeded carrying value by approximately 6%.  At December 31, 2012 and December 30, 2011, the price of our common stock was $5.85 per share and $11.34 per share, respectively.  We experienced no impairment indicators from November 30, 2012 through year end that would warrant updating its calculation.

The determination of valuation for goodwill impairment testing is sensitive to (i) changes in the market price of DRC's stock, (ii) changes in premiums paid in excess of market price for public companies in our industry sector which are acquired, (iii) estimated future cash flows, (iv) weighted average cost of capital, and (v) market multiples.  A significant decrease in any of these assumptions would cause a decline in valuation and increase the risk of impairment.  Future deterioration in operating performance, peer group multiples and/or share price could result in impairment of goodwill.  As a result, we are unable to assure that goodwill will not be impaired in subsequent periods.

Income Taxes and Deferred Taxes

Tax provisions are completed based on the asset and liability method.  As part of our process of preparing consolidated financial statements, management is required to estimate the provision for income taxes, deferred tax assets and liabilities, and future taxable income for purposes of assessing our ability to realize any future benefits from deferred taxes. This process involves estimating the current tax liability and assessing temporary and permanent differences resulting from differing treatment of items for tax and accounting purposes, which result in deferred tax assets and liabilities. At December 31, 2012 we had a net deferred asset of $11.7 million compared to a net deferred tax liability of $2.9 million at December 31, 2011.

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

We must also assess the likelihood that our deferred tax asset will be recovered from future taxable income and, to the extent a recovery is not likely, a valuation allowance must be established. On both December 31, 2012 and 2011, we determined that a valuation allowance was not required. However, we are unable to assure that a valuation allowance will not be required in subsequent periods.

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

The discount rate represents the estimated rate at which we could effectively settle our pension benefit obligations. In order to estimate this rate for 2012, future expected cash flows of the plan were matched against the Towers Watson RATE:Link yield curve to produce a single discount rate. As of December 31, 2012, the pension plan's measurement date, the weighted average discount rate used to determine the benefit obligations and the net periodic benefit costs was 3.86% and 4.75%, respectively. A decrease of 50 basis points in the discount rate would have resulted in an immaterial increase in annual pension expense.

The assumed expected rate of return on plan assets, which is the average return expected on the funds invested or to be invested to provide future benefits to pension plan participants, is determined by an annual review of historical long-term asset returns and consultation with outside investment advisors. The weighted average expected rate of return for 2012 was 8.15%. A decrease of 50 basis points in the expected rate of return would have resulted in an increase in annual pension expense by approximately $0.3 million.

If assumptions differ materially from actual results in the future, our obligations under the pension plan could also differ materially, potentially requiring us to record an additional pension liability and record additional pension costs. An actuarial valuation of the pension plan is performed each year. The results of this actuarial valuation are reflected in the accounting for the pension plan upon determination. On December 31, 2012 and 2011, we recorded a pension liability of $28.9 million and $27.1 million, respectively, which represented the underfunded benefit obligation.

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

RESULTS OF OPERATIONS

Operating results and results expressed as a percentage of total revenues are as follows:

	Year Ended December 31,
(in millions)	2012		2011		2010
Revenue	$317.0		$322.6		$272.1

Gross profit	$49.9	15.7%	$56.6	17.6%	$43.9	16.1%
Selling, general and administrative	24.9	7.8%	26.5	8.2%	21.5	7.9%
Amortization of intangible assets	4.1	1.3%	3.8	1.2%	1.5	0.6%
Impairment of goodwill	48.6	15.3%	-	0.0%	-	0.0%
Operating income (loss)(1)	(27.7)	(8.7)%	26.4	8.2%	20.8	7.7%
Interest expense, net	(12.7)	(4.0)%	(6.9)	(2.1)%	(1.1)	(0.4)%
Other income, net	2.6	0.8%	0.1	0.0%	0.5	0.2%
Provision (benefit) for income taxes(2)	(13.5)	35.8%	8.1	41.4%	7.9	39.0%
Gain on discontinued operations	-	0.0%	-	0.0%	0.4	0.1%
Net income (loss) (1)	$(24.2)	(7.6)%	$11.5	3.6%	$12.7	4.7%

(1)	Totals may not add due to rounding.

(2)	The percentage for provision (benefit) for income taxes relate to a percentage of income before provision for income taxes.

Revenue

Revenues were earned from the following sectors:

	Year Ended December 31,
(in millions)	2012		2011		2010
National defense and intelligence agencies	$183.2	57.8%	$205.7	63.8%	$179.7	66.1%
Homeland security	47.4	15.0	48.7	15.1	50.5	18.5
Federal civilian agencies	70.0	22.1	53.4	16.6	23.9	8.8
Total revenue from federal agencies (1)	300.6	94.8	307.8	95.4	254.1	93.4
State and local government agencies and other	16.4	5.2	14.8	4.6	18.0	6.6
Total revenue (1)	$317.0	100.0%	$322.6	100.0%	$272.1	100.0%

(1)	Totals may not add due to rounding.

Revenue decreased from $322.6 million in 2011 to $317.0 million in 2012, or 1.7%.  2011 reported results did not include $53.6 million of HPTi revenue for the first half of 2011, as the merger with HPTi closed on June 30, 2011.  On a pro-forma comparative basis, adding the first-half of 2011 HPTi revenue to total 2011 revenue, 2012 revenue was down $59.2 million, or 15.7%, as compared with 2011.  More than half the pro-forma decline in revenue resulted from several contracts, which ended in the fourth quarter of 2011.  In this period we saw evidence of aggressive government cost-cutting initiatives that impacted several very successful programs, which completed in the fourth quarter of 2011, where clients deferred or cancelled follow-on awards due to cost-cutting efforts.  Over the course of 2012 we also saw an additional $5 million of scope reductions or contract ends in our Air Force advisory and assistance services and logistics businesses

For 2011, revenue increased from $272.1 million in 2010 to $322.6 million, or 18.6%.  Revenue growth on a pro forma basis was 3.8% in 2011 compared to 2010.  Pro forma revenue growth for 2011, calculated by including HPTi's 2010 revenue of $90.5 million in the 2010 period and including HPTi's first half of 2011 revenue of $53.6 million in the 2011 period.

Due to on-going federal budget challenges, we anticipate continued turbulence in 2013 in the federal market, including unanticipated scope reductions on existing contracts, delays in award decisions and new program initiatives, and an increase in set asides under SBA programs for which we will be ineligible to compete as a prime contractor.  Along these lines, we anticipate two events occurring in 2013.  First, a DoD research program, which generated $7.2 million of mostly pass-through revenue in 2012, is ending in April 2013, and second, we are anticipating scope reductions on DHS headquarters IT programs as a result of budget cuts in the range of $4 to $6 million in 2013 as compared with 2012.

The DHS EAGLE contract is currently under re-competition.  We have been one of the leading providers of services under the management services function category of EAGLE. We believe we are well positioned to win the successor contract.  However, the outcome from the competition remains uncertain and there can be no assurance that a successor contract will be awarded to DRC.

The total contract value of our new business wins in 2012 totaled $155.6 million, an increase of 30% compared with 2011, but short of the level needed to generate overall revenue growth for the Company.  Regarding competitions to re-win existing business we won 85% of the award decisions made in 2012, down from a re-win rate of 98% during 2011.

Revenues by contract type as a percentage of revenues were as follows:

	Year Ended December 31,
	2012	2011	2010
Fixed-price, including service type contracts	45%	48%	47%
Time and materials	35	32	32
Cost reimbursable	20	20	21
	100%	100%	100%

Prime contract	83%	79%	73%
Sub-contract	17	21	27
	100%	100%	100%

Prime contract revenues increased in 2012 and 2011 compared to prior year periods as a result of an increasing portion of contracts awarded under DRC's agency-wide multiple award schedule ID/IQ contracts.

Backlog and Bookings

Our funded and unfunded backlog position was as follows:

	Year Ended December 31,
(in millions)	2012	2011	2010
Backlog:
Funded	$163.6	$183.3	$133.5
Unfunded	568.1	618.6	267.4
Total	$731.7	$801.9	$400.9
Funded Bookings	$306.0	$336.1	$272.1

Funded bookings generated a book-to-bill ratio of approximately 1.0 to 1.0 in 2012, 2011 and 2010.  The ending funded backlog as of December 31, 2012, 2011, and 2010 covered approximately 6.7 months, 6.2 months, and 5.7 months of revenue, respectively. We expect that substantially all of our funded backlog at December 31, 2012 will generate revenue during the year ending December 31, 2013. The funded backlog generally is subject to possible termination at the convenience of the contracting party. Contracts are generally funded on an annual basis or incrementally for shorter time periods.

Gross Profit

Our gross profit on revenue was $49.9 million, $56.6 million and $43.9 million in 2012, 2011, and 2010, respectively, resulting in a gross margin of 15.7%, 17.6% and 16.1% in 2012, 2011 and 2010, respectively. Lower revenue in 2012 represented about $1.0 million of the gross profit decline.  Price erosion represented about $3.3 million, or 1 point of gross profit reduction.  Overhead costs included in gross profit totaled $71.6 million, or 22.6% of revenue for 2012, compared with $68.9 million, or 21.4% of revenue for 2011.  The increase in indirect costs in 2012 was primarily due to the inclusion of HTPi results for a full year, partially offset by cost cutting measures enacted during the year.  During 2012, we enacted programs to reduce our indirect costs, however, the rate of reduction did not keep pace with the decline in revenue thereby negatively impacting the gross profit margin.

The increase in gross profit in 2011 compared to 2010 was primarily due to the stronger margins of HPTi and DRC consolidated results in 2011.  HPTi provides a highly differentiated labor content in their services which generates stronger margins.  We recorded severance costs of $2.1 million, $1.7 million, and $0.8 million in cost of revenue in 2012, 2011 and 2010, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $24.9 million, $26.5 million, and $21.5 million in 2012, 2011, and 2010, respectively.  Selling, general and administrative expenses as a percent of total revenue were 7.8%, 8.2%, and 7.9% for 2012, 2011, and 2010, respectively.  The decrease in selling, general and administrative expenses in 2012 was primarily due to transaction-related costs of $1.7 million recorded in 2011 and our indirect cost reduction initiatives partially offset by added costs for the merger of HPTi.  The increase in selling, general and administrative expenses in 2011 was primarily due to added costs from HPTi and additional legal and accounting fees and expenses resulting from acquisition and financial activity.

Amortization of Intangible Assets

Amortization expense was $4.1 million, $3.8 million, and $1.5 million in 2012, 2011, and 2010, respectively.  The increase in amortization expense in 2012 compared to 2011 was due to a full year of amortization from the intangible assets acquired in the HPTi merger.  The increase in amortization expense in 2011 compared to 2010 was due to the recorded $20 million of acquired intangible assets from the HPTi merger. We anticipate 2013 amortization expense of $3.7 million.

Impairment of goodwill

During 2012, due to a decline in the market price of the Company's stock, the market capitalization of the Company was below the carrying value of equity, which we considered a triggering event and therefore performed an interim impairment test.  As a result of the impairment test, we recorded goodwill impairment charges totaling $48.6 million.

As a result of the annual impairment test performed as of November 30, 2012, we determined that the carrying amount of the reporting unit did not exceed its fair value and, accordingly, did not record an additional charge for impairment. The fair value of the reporting unit exceeded carrying value by approximately 6%.  At December 31, 2012 and December 30, 2011, the price of our common stock was $5.85 per share and $11.34 per share, respectively.  We experienced no impairment indicators from November 30, 2012 through year end that would warrant updating its calculation.

The determination of valuation for goodwill impairment testing is sensitive to (i) changes in the market price of DRC's stock, (ii) changes in premiums paid in excess of market price for public companies in our industry sector which are acquired, (iii) estimated future cash flows, (iv) weighted average cost of capital, and (v) market multiples.  A significant decrease in any of these assumptions would cause a decline in valuation and increase the risk of impairment.  Future deterioration in operating performance, peer group multiples and/or share price could result in impairment of goodwill.  As a result, we are unable to assure that goodwill will not be impaired in subsequent periods.

Interest Expense, net

Net interest expense was $12.7 million, $6.9 million, and $1.1 million in 2012, 2011, and 2010, respectively.  The increase in interest expense in 2012 and 2011 compared to the respective prior periods was primarily due to higher outstanding debt and interest rates, as well as from charges related to the accelerated subordinated loan repayment.  During 2012, we recorded $2.0 million in charges related to the accelerated subordinated loan repayment.  These charges consisted of a make-whole payment of $1.7 million and the write-off of deferred financing costs and loan origination fees totaling $0.3 million.  In 2011, we recorded total costs of $0.5 million in connection with the payoff of our interest rate swap and the write off of deferred financing costs.  We recorded approximately $0.1 million of interest income in each of the three years ended in 2012.

Other Income, net

Net other income consists of our portion of earnings and losses in HMRTech, gains and losses realized from our deferred compensation plan and results from other non-operating transactions, all of which were immaterial to our results. Other income for 2012 included a $2.4 million gain related to settlement of a contract claim by HMRTech.

Provision for Income Taxes

We recorded an income tax benefit of $13.5 million in 2012 and income tax provisions of $8.1 million and $7.9 million in 2011, and 2010, respectively. Our effective income tax rate was 35.8%, 41.4% and 39.0% in 2012, 2011 and 2010, respectively.  During 2012, we recognized a tax benefit of $0.3 million primarily related to a reversal of a previously recorded unrecognized tax benefit.  The reduction in unrecognized tax benefit was due to a change in judgment due to resolution of an IRS examination.  Additionally, the tax benefits associated with the goodwill impairment charge and accelerated subordinated loan repayment charges were applied at a rate of 36.4% and 40.0%, respectively.  During 2011, the tax benefit associated with transaction related costs was applied at a rate of 42.0%. During 2010, we recorded a tax refund of $0.3 million related to 2003 tax deductions.  Excluding these items, the Company's effective tax rate was 40.9%, 41.5% and 40.2% in 2012, 2011 and 2010, respectively.

Gain (Loss) on Discontinued Operations

During 2010, we sold our Metrigraphics division for consideration of $2.5 million, which was previously classified as held for sale and accounted for as a discontinued operation.  We recorded a gain from discontinued operation, net of taxes, of $0.4 million in 2010.

Shares Used in Computing Earnings (Loss) Per Share

Weighted average common shares outstanding and common equivalent shares totaled 10.4 million, 10.2 million, and 10.1 million for the years ended December 31, 2012, 2011, and 2010, respectively. The increase in shares for both periods was due to the issuance of common stock, primarily through issuance of restricted stock and employee stock plan transactions.

LIQUIDITY AND CAPITAL RESOURCES

The following discussion analyzes liquidity and capital resources by operating, investing, and financing activities. Our principal sources of liquidity are cash flows from operations and borrowings from our revolving credit agreement.

Our results of operations, cash flows, and financial condition are subject to trends, events, and uncertainties, including demands for capital to support growth, economic conditions, government payment practices, and contractual matters. Our need for access to funds is dependent on future operating results, our growth and acquisition activity, and external conditions.

We have evaluated our future liquidity needs, both from a short-term and long-term basis.  We believe we have sufficient funds to meet our working capital and capital expenditure needs for the short-term. Cash on hand plus cash generated from operations along with cash available under our credit lines are expected to be sufficient in 2013 to service debt, finance capital expenditures, pay federal and state income taxes, and fund expected pension plan contributions, if necessary. To provide for long-term liquidity, we believe we can generate substantial positive cash flow, as well as obtain additional capital, if necessary, from the use of debt or equity. In the event that our current capital resources are not sufficient to fund requirements, we believe our access to additional capital resources would be sufficient to meet our needs.

With the HPTi merger, we have utilized our access to capital resources to acquire a business that aligns with our growth strategy.  In the long-term, we believe that selective acquisitions are an important component of our growth strategy and we may acquire, from time to time, businesses or contracts that are aligned with our core capabilities and which complement our customer base.

We ended 2012 with a cash balance of $2 thousand, as we applied available cash to the $15 million accelerated subordinated debt repayment made on December 31, 2012.  We also had unused availability on the Company's revolving credit facility of $18.3 million at December 31, 2012.

Operating Activities

Net cash provided by operating activities from continuing operations was $24.0 million, $26.0 million and $41.3 million in 2012, 2011 and 2010, respectively.

Cash flows from net contract receivables were $18.4 million in 2012 compared to $3.8 million in 2011.  In 2012, billed receivables represented $11.4 million and unbilled receivables represented $7.0 million of the total net contract receivables compared to $1.8 million in billed receivables and $2.0 million in unbilled receivables in 2011.  Contract receivables days sales outstanding ("DSO"), was 59 days at December 31, 2012 and 68 days at December 31, 2011.  Federal business DSO, which excludes the effect of state contracts, was 50 days at December 31, 2012 and 60 days at December 31, 2011.

On March 1, 2013, we received an indication of intent from a customer to reduce the scope of our work on a contract, on which we had $4.0 million in unbilled receivables at December 31, 2012 for costs incurred in advance of billings.  Recovery of these costs is expected through (i) future milestone payments of $2.2 million for work completed or expected to be completed and delivered, and (ii) the remaining balance under the termination for convenience provision of the contract for work we had performed prior to the reduction in scope.

Our net deferred tax asset was $11.7 million at December 31, 2012 compared to a deferred tax liability of $2.9 million at December 31, 2011. The increase in deferred taxes was primarily due to $17.7 million of deferred taxes associated with the goodwill impairment charge, partially offset by $4.7 million of deferred tax liabilities associated with amortization of certain intangible assets and goodwill balances as well as decreases in deferred tax liabilities of $1.2 million for pension funding and $0.9 million for property and equipment.  During 2012, we paid $0.9 million in income taxes, net of refunds, compared to $2.5 million in 2011.

During 2012, we executed closing agreements with the IRS on our tax audits through the year 2009.  The closing agreements were subject to Joint Congressional Committee approval. The Joint Congressional Committee issued a letter on January 7, 2013 stating that the case is closed with no further consideration by the IRS.

Share-based compensation was $0.7 million in each of 2012, 2011, and 2010.  As of December 31, 2012 the total unrecognized compensation expense related to restricted stock awards was $1.2 million which is expected to be amortized over approximately 2.2 years, and the unrecognized compensation expense related to stock option awards was $0.1 million which is expected to be amortized over approximately 0.7 years.

Non-cash amortization expense of our acquired intangible assets was $4.1 million, $3.8 million, and $1.5 million in 2012, 2011, and 2010, respectively.  We anticipate that non-cash expense for the amortization of intangible assets will decrease to approximately $3.7 million in 2013.

Our defined benefit pension plan was underfunded by $28.9 million and $27.1 million at December 31, 2012 and 2011, respectively.  The increase in the plan's underfunded status in 2012 was primarily attributable to the decrease in discount rate used to determine benefit obligations.  We contributed $5.5 million to fund the pension plan in 2012 compared to $3.9 million in 2011.  We recorded pension expense of $0.9 million, $0.2 million, and $0.8 million in 2012, 2011, and 2010, respectively.  The increase in pension expense in 2012 was primarily due to the decrease in discount rate used to determine benefit obligations and the decrease in expect rate of return on assets used to determine net periodic benefit costs.  We expect to contribute $2.8 million to fund the pension plan and anticipate pension expense to be approximately $0.2 million in 2013.

Investing Activities

Net cash used in investing activities from continuing operations was $0.3 million, $144.4 million, and $2.1 million in 2012, 2011, and 2010, respectively.

Net cash used for the purchase of HPTi was $2.4 million in 2012 which consisted of the net working capital adjustment payment and $142.9 million in 2011 for the initial purchase price payment.

Capital expenditures for the purchase of property and equipment were $1.0 million, $1.7 million, and $4.4 million in 2012, 2011, and 2010, respectively.  We expect discretionary capital expenditures in 2013 to be in the range of $1 million to $2 million.

Dividends received from HMRTech were $2.5 million, $0.1 million, and $0.2 million in 2012, 2011, and 2010, respectively.  During 2012, the dividend consisted of $2.4 million related to settlement of a contract claim by HMRTech.

During July 2010, we sold our Metrigraphics division for consideration of $2.5 million, which consisted of $1.8 million in cash and $0.8 million in the form of a subordinated note, which was paid in full during 2012.

Financing Activities

Net cash used in financing activities was $27.6 million and $8.9 million in 2012 and 2010, respectively, and net cash provided by financing activities was $92.2 million in 2011.

During 2012, net cash used in financing activities represented repayments of loan principal of $28.4 million and payment of deferred financing costs of $0.6 million, partially offset by net borrowings under our revolver of $1.0 million and proceeds of $0.4 million from the issuance of common stock through stock plan transactions.

During 2012, we repaid a total of $28.4 million of debt including $15.0 million of the subordinated loan, compared to $52.0 million in 2011, of which $30.0 million related to the senior term loan.  For 2013, our senior term loan requires quarterly payments totaling $15.1 million.  We expect operating cash flows will exceed these required repayments.  We will continue to consider prepaying the outstanding balance of the subordinated loan with excess cash flow.

During 2012, the average outstanding balance of our senior term loan was $74.1 million at a weighted average interest rate of 4.22%.  In addition, the interest rate on our subordinated loan was 13.0%.  During 2011, the average outstanding balance of our term loans were $64.5 million at a weighted average interest rate of 3.91% compared to $26.0 million at a weighted average interest rate of 3.76% in 2010.  The average daily borrowing on our revolver for 2010 was $1.0 million at a weighted average interest rate of 3.25%.

During 2011, net cash provided by financing activities represented proceeds of $144.0 million from our senior term loan and subordinated debt agreements and proceeds of $1.8 million from the issuance of common stock through stock plan transactions, partially offset by repayments under the term loans of $52.0 million and $1.9 million in payments of deferred financing costs.

During 2010, net cash used in financing activities represented repayments under the term loan of $8.0 million, net payments of $2.0 million under our revolver and payments of $0.6 million for the repurchase of shares, partially offset by proceeds of $1.5 million from the issuance of common stock through stock plan transactions.

At December 31, 2012, our secured credit facility consists of a senior term loan with an outstanding balance of $66.6 million, a $20 million revolving credit facility, and an unsecured subordinated loan with an outstanding balance of $25.0 million.  At December 31, 2012, the borrowing capacity available under our revolver was $18.3 million.

Effective June 30, 2012, we amended our credit agreements to exclude non-cash expenses resulting from any impairment or write-off of goodwill during our 2012 fiscal year from the definition of adjusted EBITDA as presented in our financial covenants.  At December 31, 2012, we were in compliance with our loan covenants.  Our most stringent financial covenant is the fixed charge coverage ratio.  This covenant requires us to maintain a ratio of adjusted consolidated EBITDA to adjusted consolidated interest expense of not less than 1.10 to 1.00.  At December 31, 2012, our fixed charge coverage ratio was 1.30 to 1.00.  This fixed charge coverage ratio is tested on a quarterly basis and is measured on a trailing four fiscal quarter basis.

Under our interest rate swap agreement, we receive a floating rate based on the 90-day LIBOR rate and pay a fixed rate of 4.68% (including the applicable margin of 4.00%) on the outstanding notional amount. The swap fixed rate was structured to mirror the payment terms of the term loan.  The fair value of the swap at inception was zero.  It is not expected that any gains or losses will be reported in the statement of operations during the term of the agreement as the swap is expected to be highly effective through its maturity based on the matching terms of the swap and facility agreements.  If, at any time, the swap is determined to be ineffective, in whole or in part, due to changes in the interest rate swap or underlying debt agreements, the fair value of the portion of the swap determined to be ineffective will be recognized as a gain or loss in the statement of operations for the applicable period.

Issuances of our securities require registration under federal and state securities laws or an exemption therefrom, and certain holders of common stock issued by us were entitled to rescind their purchases. Approximately 148,000 shares issued through DRC's employee stock purchase plan between July 2007 and May 2011, at purchase prices ranging from $6.63 to $14.12 per share, were not registered under federal or state securities laws.  In February 2013, we offered to rescind the sales of approximately 86,500 shares of our common stock that were issued without registration or an exemption from registration.  This rescission offer closed in March 2013.  The amount of cash paid to the original purchasers for the repurchase of approximately 30,100 shares tendered in the offer was approximately $0.4 million, of which $0.9 million was recorded as of December 31, 2012.

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

Off-Balance Sheet Arrangements

We did not utilize or employ any off-balance sheet arrangements during the three years ended December 31, 2012, defined as (i) an obligation under a guarantee contract with certain characteristics, (ii) a retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement, (iii) an obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument but for the fact that it is indexed to the issuer's stock and classified as shareholders' equity, or (iv) an obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity.

Contractual Obligations

Our contractual obligations as of December 31, 2012 consist of the following:

	Payments Due By Period
(in millions)	Total(1)	Less than one year	Two to three years	Four to five years	Thereafter
Long-term debt payments	$92.6	$15.1	$33.0	$44.5	$-
Interest payments	15.3	3.9	6.5	4.9	-
Operating lease payments	41.6	9.5	17.4	10.5	4.2
Total contractual obligation payments	$149.5	$28.5	$56.9	$59.9	$4.2
Contractually obligated operating lease receipts	$5.2	$1.7	$3.5	$-	$-

(1)	Totals may not add due to rounding.

The contractual amounts above related to interest payments includes the portion of interest contractually due on our senior term loan that is tied to the interest rate swap and interest payments on our subordinated debt.  Interest due on our senior term loan that is not tied to the interest rate swap is not included because those interest rates are not fixed.

The interest rate swap agreement effectively fixes a portion of the senior term loan's principal balance at an interest rate of 4.68%.  At December 31, 2012 the amount of principal of the senior term loan tied to the interest rate swap was $24.9 million and the applicable margin was 4.00%.

The $25.0 million outstanding principal amount on the subordinated loan is due and payable on June 30, 2017, the maturity date of the loan.  A prepayment penalty will be imposed if any of the principal amount is paid on or before June 30, 2016.  The interest rate on the subordinated loan is 13% per annum and is paid quarterly.  At the Company's option, the amount of interest due representing up to 1% of the 13% may be used to increase the outstanding subordinated loan balance in lieu of cash payment, which the Company has not elected to date.

We may be required to make cash outlays related to our unrecognized tax benefits.  However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities.  Accordingly, unrecognized tax benefits, including interest and penalties of $0.2 million as of December 31, 2012, have been excluded from the contractual obligations table above.  For further information on unrecognized tax benefits, refer to Note 7 of our "Notes to Consolidated Financial Statements" in Part II, Item 8 of this Form 10-K.

Contingencies

We are a party to litigation as referenced in Note 15 of our "Notes to Consolidated Financial Statements" in Part II, Item 8 on this Form 10-K. Except as noted therein we do not presently believe it is likely that any of these matters would have a material adverse effect on our business, financial position, results of operations or cash flows.

Our evaluation of the likelihood of expenditures related to these matters is subject to change in future periods, depending on then current events and circumstances, which could have material adverse effect on our business, financial position, results of operations and cash flows.

RECENT ACCOUNTING PRONOUNCEMENTS

A description of recent accounting pronouncements are referenced in Note 2 of our "Notes to Consolidated Financial Statements" in Part II, Item 8 on this Form 10-K.

IMPACT OF INFLATION AND CHANGING PRICES

Overall, inflation has not had a material impact on our operations. Additionally, the terms of DoD contracts, which accounted for approximately 58% of total revenue in 2012, are generally one year contracts and include salary increase factors for future years, reducing the potential impact of inflation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk associated with our revolver and senior term loan, where interest payments are tied to either the LIBOR or prime rate.  At December 31, 2012, the interest rate on our senior term loan was 4.21%.  During 2011, we entered into an interest rate swap agreement to mitigate the floating interest rate risk on a portion of our outstanding term loan.  The swap agreement effectively fixes the interest rate on a portion of our outstanding term loan at 4.68%, which includes the applicable margin of 4.00% at December 31, 2012. The blended interest rate of our term loan and swap agreement was 4.39% at December 31, 2012.  At any time, a sharp rise in interest rates could have an adverse effect on net interest expense. Our potential loss over one year that would result in a hypothetical and instantaneous increase of one full percentage point in the interest rate on the variable portion of the senior term loan would increase annual interest expense by approximately $0.4 million.

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

We have audited the accompanying consolidated balance sheets of Dynamics Research Corporation and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dynamics Research Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 18, 2013 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Boston, Massachusetts
March 18, 2013

DYNAMICS RESEARCH CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2012	2011
Assets
Current assets
Cash and cash equivalents	$2	$3,908
Contract receivables, net	48,112	66,466
Prepaid expenses and other current assets	2,538	2,566
Total current assets	50,652	72,940
Noncurrent assets
Property and equipment, net	12,511	15,265
Goodwill	163,205	211,805
Intangible assets, net	14,617	18,741
Deferred tax asset	14,678	497
Other noncurrent assets	4,388	4,312
Total noncurrent assets	209,399	250,620
Total assets	$260,051	$323,560

Liabilities and stockholders' equity
Current liabilities
Current portion of long-term debt	$15,125	$12,375
Accounts payable	24,847	24,504
Accrued compensation and employee benefits	14,933	24,902
Deferred tax liability	3,009	3,383
Other accrued expenses	5,307	8,556
Total current liabilities	63,221	73,720
Long-term liabilities
Long-term debt	74,018	102,453
Other long-term liabilities	34,941	33,066
Total long-term liabilities	108,959	135,519
Total liabilities	172,180	209,239
Commitments and contingencies (Note 15)
Stockholders' equity
Preferred stock, $0.10 par value; 5,000,000 shares authorized; no shares issued	-	-
Common stock, $0.10 par value; 30,000,000 shares authorized; 10,523,559 and 10,321,749 shares issued and outstanding at December 31, 2012 and 2011, respectively	1,052	1,032
Capital in excess of par value	57,192	55,528
Accumulated other comprehensive loss, net of tax	(31,329)	(27,430)
Retained earnings	60,956	85,191
Total stockholders' equity	87,871	114,321
Total liabilities and stockholders' equity	$260,051	$323,560

The accompanying notes are an integral part of these consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Year Ended December 31,
	2012	2011	2010
Revenue	$316,974	$322,597	$272,065
Cost of revenue	267,097	265,967	228,175
Gross profit	49,877	56,630	43,890

Selling, general and administrative expenses	24,854	26,469	21,534
Amortization of intangible assets	4,124	3,792	1,541
Impairment of goodwill	48,600	-	-
Operating income (loss)	(27,701)	26,369	20,815
Interest expense, net	(12,655)	(6,928)	(1,084)
Other income, net	2,609	122	453
Income (loss) before provision (benefit) for income taxes	(37,747)	19,563	20,184
Provision (benefit) for income taxes	(13,512)	8,106	7,871
Income (loss) from continuing operations	(24,235)	11,457	12,313
Gain from discontinued operations	-	-	392
Net income (loss)	$(24,235)	$11,457	$12,705

Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations	$(2.34)	$1.13	$1.24
Gain from discontinued operations	-	-	0.04
Net income (loss)	$(2.34)	$1.13	$1.28
Diluted:
Income (loss) from continuing operations	$(2.34)	$1.12	$1.22
Gain from discontinued operations	-	-	0.04
Net income (loss)	$(2.34)	$1.12	$1.26

Weighted average shares outstanding:
Basic	10,369,228	10,108,907	9,893,322
Diluted	10,369,228	10,219,408	10,078,937

The accompanying notes are an integral part of these consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2012	2011	2010
Net income (loss)	$(24,235)	$11,457	$12,705
Other comprehensive loss, net of income taxes:
Pension liability adjustment, net of income tax benefit of $3,253, $4,438 and $1,254 in 2012, 2011 and 2012, respectively	(4,877)	(6,752)	(1,910)
Less: reclassification adjustment for costs realized in net income, net of income tax expense of $678, $480 and $435 in 2012, 2011 and 2010, respectively	1,017	728	663
Net pension liability adjustment	(3,860)	(6,024)	(1,247)
Unrealized losses on derivative instruments, net of income tax benefit of $55, $206 and $136 in 2012, 2011 and 2010, respectively	(80)	(318)	(208)
Less: reclassification adjustment for costs realized in net income, net of income tax benefit of $28, $394 and $177 in 2012, 2011 and 2010, respectively	41	603	269
Net unrealized holding gain (loss) on derivative instruments	(39)	285	61
Other comprehensive loss, net of income taxes	(3,899)	(5,739)	(1,186)
Comprehensive income (loss)	$(28,134)	$5,718	$11,519

The accompanying notes are an integral part of these consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock Shares	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 31, 2009	9,923	$992	$52,580	$(20,505)	$61,029	$94,096
Comprehensive income	-	-	-	(1,186)	12,705	11,519
Issuance of common stock through stock plan transactions	171	17	1,463	-	-	1,480
Issuance of restricted stock	30	3	(3)	-	-	-
Repurchased shares	(40)	(4)	(546)	-	-	(550)
Forfeiture of restricted stock	(24)	(2)	2	-	-	-
Release of restricted stock	(20)	(2)	(219)	-	-	(221)
Share-based compensation	-	-	718	-	-	718
Tax benefit from stock plan transactions	-	-	143	-	-	143
Balance at December 31, 2010	10,040	1,004	54,138	(21,691)	73,734	107,185
Comprehensive income	-	-		(5,739)	11,457	5,718
Issuance of common stock through stock plan transactions	281	28	1,803	-	-	1,831
Issuance of restricted stock	50	5	(5)	-	-	-
Repurchased shares	(21)	(2)	(309)	-	-	(311)
Forfeiture of restricted stock	(15)	(2)	2	-	-	-
Release of restricted stock	(13)	(1)	(183)	-	-	(184)
Share-based compensation	-	-	686	-	-	686
Common stock subject to rescission rights	-	-	(1,194)	-	-	(1,194)
Tax benefit from stock plan transactions	-	-	590	-	-	590
Balance at December 31, 2011	10,322	1,032	55,528	(27,430)	85,191	114,321
Comprehensive loss	-	-		(3,899)	(24,235)	(28,134)
Issuance of common stock through stock plan transactions	63	6	425	-	-	431
Issuance of restricted stock	184	18	(18)	-	-	-
Forfeiture of restricted stock	(28)	(3)	3	-	-	-
Release of restricted stock	(17)	(1)	(163)	-	-	(164)
Share-based compensation	-	-	677	-	-	677
Common stock subject to rescission rights	-	-	787	-	-	787
Tax benefit from stock plan transactions	-	-	(47)	-	-	(47)
Balance at December 31, 2012	10,524	$1,052	$57,192	$(31,329)	$60,956	$87,871

The accompanying notes are an integral part of these consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$(24,235)	$11,457	$12,705
Gain from discontinued operations	-	-	392
Income (loss) from continuing operations	(24,235)	11,457	12,313
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of goodwill	48,600	-	-
Depreciation	3,883	3,823	3,564
Amortization of intangible assets	4,124	3,792	1,541
Share-based compensation	677	686	718
Investment income from equity interest	(2,408)	(123)	(228)
Tax deficiency (benefit) from stock plan transactions	47	(590)	(143)
Loss on extinguishment of debt and accelerated repayment	315	193	-
Settlement of derivative instrument	-	340	-
Deferred income taxes	(11,954)	4,857	(183)
Other	1,487	404	(507)
Change in operating assets and liabilities:
Contract receivables, net	18,354	3,750	24,175
Prepaid expenses and other current assets	(722)	1,924	2,778
Accounts payable	343	1,019	1,151
Accrued compensation and employee benefits	(9,969)	109	1,689
Other accrued expenses	(285)	227	831
Other long-term liabilities	(4,217)	(5,896)	(6,368)
Net cash provided by continuing operations	24,040	25,972	41,331
Net cash used in discontinued operations	-	-	(161)
Net cash provided by operating activities	24,040	25,972	41,170
Cash flows from investing activities:
Purchase of business, net of cash acquired	(2,388)	(142,883)	-
Additions to property and equipment	(1,041)	(1,714)	(4,449)
Proceeds from the sale of business	750	-	1,750
Proceeds from sale of investments and long-lived assets	-	18	20
Dividends from equity investment	2,536	84	207
Change in other assets	(174)	80	385
Net cash used in continuing operations	(317)	(144,415)	(2,087)
Net cash used in discontinued operations	-	-	(75)
Net cash used in investing activities	(317)	(144,415)	(2,162)
Cash flow from financing activities:
Borrowings under loan agreements	-	144,021	-
Repayments under previous term loan	-	(22,000)	(8,000)
Repayments under senior term loan	(13,375)	(30,000)	-
Repayment under subordinated loan	(15,000)	-	-
Borrowings under revolving credit agreement	60,800	18,478	34,156
Repayments under revolving credit agreement	(59,800)	(18,478)	(36,129)
Payments of deferred financing cost	(638)	(1,943)	-
Proceeds from the exercise of stock plan transactions	431	1,831	1,480
Payments of repurchased shares	-	(311)	(550)
Tax benefit (deficiency) from stock plan transactions	(47)	590	143
Net cash provided by (used in) financing activities	(27,629)	92,188	(8,900)
Net increase (decrease) in cash and cash equivalents	(3,906)	(26,255)	30,108
Cash and cash equivalents, beginning of period	3,908	30,163	55
Cash and cash equivalents, end of period	$2	$3,908	$30,163

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$11,792	$4,336	$936
Cash paid during the year for income taxes, net of refunds	$905	$2,503	$6,207
Supplemental disclosure of noncash financing and investing activities:
Increase in pension accumulated other comprehensive loss	$6,435	$9,982	$2,066
Accrual of additions to property and equipment	$209	$2,910	$-
Accrual of net working capital payment on purchase of business	$-	$2,388	$-
Issuance of restricted stock	$1,662	$710	$333
Decrease in fair value of derivative liability	$(66)	$(473)	$(102)
Note receivable from sale of business	$-	$-	$750

The accompanying notes are an integral part of these consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

NOTE 1. NATURE OF OPERATIONS

Dynamics Research Corporation and subsidiaries (collectively the "Company") is a leading provider of innovative management consulting, engineering, technical, information technology services and solutions to federal and state governments.  Founded in 1955 and headquartered in Andover, Massachusetts, the Company has approximately 1,250 employees located throughout the United States.  The Company operates as a parent corporation as well as through its wholly owned subsidiaries, Kadix Systems, LLC, H.J. Ford Associates, Inc., High Performance  Innovations Technologies, LLC (through December 31, 2012, formerly known as High Performance Technologies, Inc.), and DRC International Corporation.

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

Risks, Uncertainties and Use of Estimates

There are risks specific to the industries in which the Company operates. These risks include estimates of costs to complete contract obligations, changes in government priorities, policies and procedures, and various other risks specific to government contractors. The U.S. Government has the right to terminate contracts for convenience in accordance with government regulations. If the government terminated contracts, the Company would generally recover costs incurred up to termination, costs required to be incurred in connection with the termination and a portion of the fee earned commensurate with the work performed to termination. However, significant adverse effects on the Company's indirect cost pools may not be recoverable in connection with a termination for convenience. Contracts with state and other governmental entities are subject to the same or similar risks.

A majority of the Company's revenue is derived from U.S. Government contracts.  Cancellations, modifications, failure to win a re-competition of the Company's contracts or subcontracts, or failure by the government to exercise option periods relating to those contracts or subcontracts, could adversely affect the Company's business, financial condition, results of operations and cash flows. The Company could experience material adverse consequences should such actions not be taken.

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") and, accordingly, include amounts based on informed estimates and judgments of management with consideration given to materiality. Estimates and judgments also affect the amount of revenue and expenses during the reported period. Actual results could differ from those estimates. The Company believes the following accounting policies affect the more significant judgments made and estimates used in the preparation of its consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

The Company estimates and provides for potential losses that may arise out of litigation and regulatory proceedings to the extent that such losses are probable and can be estimated. Significant judgment is required in making these estimates and the Company's final liabilities may ultimately be materially different. The Company's total liability in respect of litigation and regulatory proceedings is determined on a case-by-case basis and represents an estimate of probable losses after considering, among other factors, the progress of each case or proceeding, the Company's experience and the experience of others in similar cases or proceedings, and the opinions and views of legal counsel. Given the inherent difficulty of predicting the outcome of the Company's litigation and regulatory matters, particularly in cases or proceedings in which substantial or indeterminate damages or fines are sought, the Company cannot always estimate losses or ranges of losses. Refer to Note 15 for information on the Company's litigation and other proceedings.

Revenue Recognition

The Company's revenues consist primarily of services provided by its employees and the pass through of costs for materials and subcontract efforts under contracts with government customers.  Costs of services consist mainly of compensation expenses for program personnel, the fringe benefits associated with the compensation and other direct expenses to complete programs including the cost of materials and subcontract efforts.  The labor based services provided to the Company's customers are delivered under time and materials, cost reimbursable and fixed-price contracts including service-type contracts.  These services are delivered to government customers primarily through single element arrangements under time and material and cost reimbursable contracts.

The Company recognizes revenue under ASC 605-35, Revenue Recognition: Construction-Type and Production-Type Contracts, which provides revenue recognition guidance for contracts where services are performed to customer specifications.  ASC 605-35-15-4 covers arrangements that include fixed-price contracts, time and materials contracts as well as the cost type contracts which represent the type of arrangements that the Company enters into with its customers.

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

For cost reimbursable contracts, revenue is recognized as costs are incurred and includes a proportionate amount of the fee earned. Cost reimbursable contracts specify the contract fee in dollars or as a percentage of estimated costs. Expected award fees are accrued over the period of performance based on historical experience and trued up at the time of award. The primary risk on a cost reimbursable contract is that a government audit of direct and indirect costs could result in the disallowance of some costs, which would directly impact revenue and margin on the contract. Historically, such audits have not had a material impact on the Company's revenue and operating income.

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

Contract Receivables

Contract receivables, net of the allowance for doubtful accounts, are stated at amounts expected to be realized in future periods.  Unbilled receivables are amounts that are expected to be billed in accordance with contract terms and delivery schedules, as well as amounts expected to become billable upon final execution of contracts, contract completion, milestones or completion of rate negotiations.  Generally, the Company's unbilled receivables relate to revenue that is billed in the month after services are performed. Costs related to certain U.S. Government contracts, including applicable indirect costs, are subject to audit by the government. Revenue from such contracts has been recorded at amounts the Company expects to realize upon final settlement.  Contract receivables are classified as current assets in accordance with industry practice.

The allowance for doubtful accounts is determined based upon the Company's best estimate of a customer's ability to pay. The factors that influence management's estimate include historical experience, specific identification and an aging criteria of potential uncollectible accounts. The Company writes off contract receivables when such amounts are determined to be uncollectible. Losses have historically been within management's expectations.

Property and Equipment

Property and equipment, including improvements that significantly add to productive capacity or extend the asset's useful life are capitalized and recorded at cost. When items are sold, or otherwise retired or disposed of, operating income is charged or credited for the difference between the net book value and proceeds realized thereon.  Repair and maintenance costs are expensed as incurred. Property and equipment is depreciated on the straight-line basis over their estimated useful lives.  Estimated useful lives of software and furniture and other equipment typically range from three to fifteen years. Leasehold improvements are amortized over the shorter of the remaining expected term of the lease, considering renewal options if reasonably assured, or the life of the related asset. The Company recorded depreciation expense of $3.9 million, $3.8 million and $3.6 million in 2012, 2011 and 2010, respectively.  The Company recorded disposals of $2.3 million, $1.5 million and $3.5 million during 2012, 2011 and 2010, respectively, of substantially fully-depreciated property and equipment no longer in use.

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

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

Investments

The Company has a 40% ownership interest in HMRTech, LLC ("HMRTech"), a small disadvantaged business as defined by the Small Business Administration of the U.S. Government.  This investment is accounted for using the equity method and reported as a component of other noncurrent.  Refer to Note 14 for additional information regarding the Company's ownership in HMRTech.

The Company also holds investments related to its deferred compensation plan.  These investments, which are classified as trading securities and held in a Rabbi Trust, are carried at fair value and reported as a component of other noncurrent assets.  Unrealized holding gains and losses are included in earnings as a component of other income or expense.  The Company's net unrealized holding gains for 2012 and 2011 were immaterial.

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

The Company assesses goodwill for impairment annually and when events or circumstances change that would more likely than not reduce the fair value of the Company's one reporting unit below its carrying value by applying a direct value-based fair value test. Goodwill could be impaired due to market declines, reduced expected future cash flows, or other factors or events. Should the fair value of goodwill at the measurement date fall below its carrying value, a charge for impairment of goodwill could occur in that period. Impairment is tested using a two-step approach. Companies must first determine whether goodwill is impaired and if so, they must value that impairment based on the amount by which the book value exceeds the estimated fair value.

The Company estimates fair value for its goodwill impairment test by employing three different methodologies to calculate a fair value and then weighting the outputs to arrive at an estimated fair value. The valuation methods utilized include an income approach, a comparison to comparable industry companies and a market approach.  Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. The fair value measurement was calculated using unobservable inputs in both the income approach and the comparable industry approach.  In the income approach, the value of a business depends on its prospective economic income.  This approach looks at what a business will do in the future and not what it has done in the past. The key inputs used in this approach include risk adjusted discount rates and estimated future cash flows, which include estimates of future revenues, operating costs and operating capital related cash flows. The estimate of future cash flows takes into consideration factors such as growth rates and economic and market information. The key inputs in the comparable industry approach include the Company's historical financial results and multiples that were selected based on data observed from publicly traded comparable companies. The market value approach is primarily driven by the underlying value of the Company's common stock, which can vary significantly depending upon a number of factors, such as overall market conditions and our estimated future profitability. The control premium, applied to the market and comparable industry company approaches, is based on the premium paid in transactions occurring in the past years by acquirers of publicly traded companies who provide management and information technology services to the federal government, which are similar to the services provided by the Company.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

The Company's annual goodwill impairment analysis is performed as of November 30 which coincides with the Company's long-range planning process and allows the Company ample time to complete the analysis prior to the date the Company reports its results for the fourth quarter.

Intangible and Other Long-lived Assets

The Company uses assumptions in establishing the carrying value, fair value and estimated lives of identifiable intangible and other long-lived assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the asset carrying value may not be recoverable. Recoverability is measured by a comparison of the asset's continuing ability to generate positive income from operations and positive cash flow in future periods compared to the carrying value of the asset. If assets are considered to be impaired, the impairment is recognized in the period of identification and is measured as the amount by which the carrying value of the asset exceeds the fair value of the asset. The useful lives and related amortization of identifiable intangible assets are based on their estimated residual value in proportion to the economic benefit consumed. The useful lives and related depreciation of other long-lived assets are based on the Company's estimate of the period over which the asset will generate revenue or otherwise be used by the Company.

Due to the same circumstances that required the goodwill impairment tests done during 2012, the Company evaluated its long-lived assets for impairment as of the second quarter of 2012. The Company determined that the carrying amount of its long-lived assets did not exceed their estimated undiscounted future cash flows, and thus the Company's long-lived assets were not considered impaired.

Asset Retirement Obligations

The Company records the fair value of obligations to retire and/or remove long-lived assets in the period in which the obligation is incurred, typically when the asset is placed in service. When the liability is initially recorded, the Company capitalizes this cost by increasing the carrying amount of the related asset. Over time the liability is increased for the change in its present value, and the capitalized cost is depreciated over the useful life of the related asset. At December 31, 2012 and 2011, a long-term liability balance of $0.3 million offset by a similar increase in leasehold improvements due to a legal obligation to remove certain leasehold improvements at the Company's corporate headquarters.

Income Taxes

The Company accounts for income taxes using the asset and liability method pursuant to which deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the financial statements in the period that includes the enactment date. Valuation allowances are provided if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event the Company determined it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. The Company determined that no valuation allowance was required at December 31, 2012 and 2011.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from these positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Interest costs and penalties related to uncertain tax positions are classified as net interest expense and selling, general and administrative costs, respectively, in the Company's financial statements.  The Company reviews its tax positions on a quarterly basis and more frequently as facts surrounding tax positions change.  Based on these future events, the Company may recognize uncertain tax positions or reverse current uncertain tax positions the impact of which would affect the consolidated financial statements.

Pension Obligations

The Company measures plan assets and benefit obligations as of the date of its fiscal year end.  Accounting and reporting for the Company's pension plan requires the use of assumptions, including but not limited to, a discount rate and an expected return on assets. These assumptions are reviewed at least annually based on reviews of current plan information and consultation with the Company's independent actuary and the plan's investment advisor. If these assumptions differ materially from actual results, the Company's obligations under the pension plan could also differ materially, potentially requiring the Company to record an additional pension liability. The Company's pension liability is developed from an actuarial valuation, which is performed each year.

Deferred Financing Costs

Costs and loan origination fees associated with obtaining the Company's financing arrangements are deferred and amortized over the term of the financing arrangements using the effective interest method, with the exception of the loan origination fees associated with the subordinated debt which are amortized using the straight-line method.

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

The Company entered into an interest rate swap agreement to manage its exposure to interest rate changes.  The swap effectively converts a portion of the Company's variable rate debt under the term loan to a fixed rate.  If, at any time, the swap is determined to be ineffective, in whole or in part, due to changes in the interest rate swap or underlying debt agreements, the fair value of the portion of the swap determined to be ineffective will be recognized as a gain or loss in the statement of operations for the applicable period.

Fair Value Measurements

The Company's financial assets and liabilities are measured at fair value which is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants.  Valuation techniques are based on observable or unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions.

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

The carrying values of cash and cash equivalents, contract receivables and accounts payable approximate fair value because of the short-term nature of these instruments.  The carrying value of the senior term loan approximates fair value because the interest rate is variable and therefore deemed to reflect a market rate of interest.  The carrying value of the subordinated debt also approximates fair value.  The fair value of the subordinated debt was based on information received from the counterparty; whom management believes is a knowledgeable market participant and has determined an appropriate measurement of fair value.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk include accounts receivable and cash equivalents. Management believes that credit risk related to the Company's accounts receivable is limited due to a large number of customers in differing segments and agencies of the U.S. government. Accounts receivable credit risk is also limited due to the credit worthiness of the U.S. government. Management believes the credit risk associated with the Company's cash equivalents is limited due to the credit worthiness of the obligors of the investments underlying the cash equivalents. In addition, although the Company maintains cash balances at financial institutions that exceed federally insured limits, these balances are placed with high quality financial institutions.

Operating Leases

The Company's minimum operating lease payments are recognized on a straight-line basis, beginning on the date that the Company takes possession or control of the property.  When the terms of an operating lease provide for periods of free rent, rent concessions or rent escalations, the Company establishes a deferred rent liability for the difference between the scheduled rent payment and the straight-line rent expense recognized.  The deferred rent liability is amortized over the underlying lease term on a straight-line basis as a reduction of rent expense.

Restructuring Costs

Obligations associated with restructuring activities generally requires a liability for costs associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred. The overall purpose of the Company's restructuring actions is to lower overall operating costs and improve profitability by reducing excess capacities. Restructuring charges are reported in the period in which the plan is approved by the Company's senior management and, where material, the Company's Board of Directors, and when the liability is incurred.

Comprehensive Income (Loss)

As it relates to the Company, comprehensive income (loss) is defined as net income plus other comprehensive income (loss), which is the sum of changes in the pension liability adjustments and derivative instruments.  These amounts are presented net of tax in the accompanying statements of changes in stockholders' equity and comprehensive income (loss).

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

Earnings (Loss) Per Share

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

Share-Based Compensation

The measurement and recognition of share-based compensation expense is based on estimated fair value for all share-based payment awards including stock options, employee stock purchases under employee stock purchase plans, restricted stock and stock appreciation rights. The Company recognizes compensation expense based on the estimated grant date fair value method using a straight-line amortization method over the vesting period of the award reduced for actual forfeitures.

Segment Information

Management has concluded that the Company operates in one segment based upon the information used by management in evaluating the performance of its business and allocating resources and capital.

Recent Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update ("ASU") 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, an amendment to FASB ASC Topic 220. The update requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This ASU is effective prospectively for the Company for annual and interim periods beginning January 1, 2013. The Company intends to comply with the disclosure requirements of this ASU for the quarter ending March 31, 2013.

In January 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, an amendment to FASB ASC Topic 210. The update clarifies that the scope of ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, applies to derivatives accounted for in accordance with FASB ASC Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. This ASU is effective for the Company for annual and interim periods beginning January 1, 2013. The Company intends to comply with the disclosure requirements of this ASU for the quarter ending March 31, 2013.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

NOTE 3.  BUSINESS ACQUISITION

On June 30, 2011, the Company completed the merger for 100% of the outstanding shares of High Performance Technologies, Inc. (now High Performance Technologies Innovations, LLC ("HPTi") for $143 million in cash plus net working capital of $3.4 million.  HPTi was a leading provider of high-end technology services to the federal healthcare and military technology markets. The merger strengthened and expanded the Company's market presence as a provider of high-end services and solutions in the federal market.

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

		Weighted average amortization life (in years)
Customer relationships	$12,700	8.5
Contractual backlog	6,700	6.5
Trade name	600	1.5
Goodwill	114,164	-
Total goodwill and other intangible assets	$134,164

The fair value and gross contractual amount of contract receivables acquired from the HPTi merger was approximately $22.0 million.

The goodwill arising from the HPTi merger consisted largely of the synergies and economies of scale expected from combining the operations of the Company and HPTi.  The parties elected to treat the transaction as an asset purchase for tax purposes.  As a result, all of the goodwill and intangible assets related to the HPTi merger will be tax deductible over a 15 year period.

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

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

	Year Ended December 31,
	2011	2010
Pro forma revenue	$376,164	$362,536
Pro forma operating income	$32,770	$24,110
Pro forma income from continuing operations	$12,304	$7,621
Pro forma net income	$12,304	$8,013

Pro forma earnings per share:
Pro forma income from continuing operations:
Basic	$1.22	$0.77
Diluted	$1.20	$0.76
Pro forma net income:
Basic	$1.22	$0.81
Diluted	$1.20	$0.80

NOTE 4. DISCONTINUED OPERATIONS

During 2010, the Company sold our Metrigraphics division for consideration of $2.5 million, which consisted of $1.75 million in cash paid in 2010 and $0.75 million in the form of a subordinated note.  Interest on the subordinated note was payable quarterly and the repayment of principal was paid in 2012.

The operating results of our Metrigraphics division classified as discontinued operations are summarized below:

December 31, 2010
Product revenue	$4,790

Income before provision for income taxes	$806
Provision for income taxes	(322)
Income from discontinued operations, net of income taxes	484
Loss on sale of discontinued operations, net of income taxes	(92)
Gain from discontinued operations	$392

NOTE 5. SUPPLEMENTAL BALANCE SHEET INFORMATION

The composition of selected balance sheet accounts is as follows:

	December 31,
	2012	2011
Contract receivables, net:
Billed receivables	$14,785	$25,821
Unbilled receivables(1):
Revenues recorded in excess of milestone billings on fixed-price contracts with state and local government agencies	6,828	7,058
Retainages and fee withholdings	587	518
Other unbilled receivables	27,114	33,935
Total unbilled receivables	34,529	41,511
Allowance for doubtful accounts	(1,202)	(866)
Contract receivables, net	$48,112	$66,466

Prepaid expenses and other current assets:
Restricted cash	$255	$240
Other	2,283	2,326
Prepaid expenses and other current assets	$2,538	$2,566

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

	December 31,
	2012	2011
Property and equipment, net:
Leasehold improvements	$11,218	$10,861
Software	10,224	11,334
Furniture and other equipment	9,841	10,185
Property and equipment	31,283	32,380
Less accumulated depreciation	(18,772)	(17,115)
Property and equipment, net	$12,511	$15,265

Other noncurrent assets:
Deferred compensation plan investments	$1,459	$1,395
Equity investment	910	1,038
Other	2,019	1,879
Other noncurrent assets	$4,388	$4,312

Accrued compensation and employee benefits:
Accrued compensation and related taxes	$5,881	$11,601
Accrued vacation	4,799	6,036
Accrued pension liability	2,800	5,480
Other	1,453	1,785
Accrued compensation and employee benefits	$14,933	$24,902

Other accrued expenses:
Deferred rent liability	$1,265	$554
Deferred gain on sale of building	676	676
Accrued interest	114	1,525
Net working capital payment accrual	-	2,388
Other	3,252	3,413
Other accrued expenses	$5,307	$8,556

Other long-term liabilities:
Accrued pension liability	$26,057	$21,576
Deferred rent liability	5,389	6,610
Deferred compensation plan liability	1,459	1,395
Deferred gain on sale of building	1,352	2,028
Other	684	1,457
Other long-term liabilities	$34,941	$33,066

(1)
At December 31, 2012 and 2011, unbilled retainages and fee withholdings of $0.6 million and $0.5 million were not anticipated to be billed within one year. Additionally, at December 31, 2012 and 2011, $1.5 million and $0.2 million, respectively of the other unbilled receivable balances are not scheduled to be invoiced within one year.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table represents changes in goodwill:

	December 31, 2011	Goodwill Impairment	December 31, 2012
Goodwill	$211,805	$48,600	$163,205

During 2012, due to a decline in the market price of the Company's stock, the market capitalization of the Company was below the carrying value of equity, which the Company considered a triggering event and therefore performed an interim impairment test.  As a result of the impairment test, the Company recorded goodwill impairment charges totaling $48.6 million.

As a result of the annual impairment test performed as of November 30, 2012, the Company determined that the carrying amount of the reporting unit did not exceed its fair value and, accordingly, did not record an additional charge for impairment. The fair value of the reporting unit exceeded carrying value by approximately 6%.  At December 31, 2012 and December 30, 2011, the price of the Company's common stock was $5.85 per share and $11.34 per share, respectively.  The Company experienced no impairment indicators from November 30, 2012 through year end that would warrant updating its calculation.

The determination of valuation for goodwill impairment testing is sensitive to (i) changes in the market price of DRC's stock, (ii) changes in premiums paid in excess of market price for public companies in the Company's industry sector which are acquired, (iii) estimated future cash flows, (iv) weighted average cost of capital, and (v) market multiples.  A significant decrease in any of these assumptions would cause a decline in valuation and increase the risk of impairment.  Future deterioration in operating performance, peer group multiples and/or share price could result in impairment of goodwill.  As a result, the Company is unable to assure that goodwill will not be impaired in subsequent periods.

Intangible Assets

Components of the Company's identifiable intangible assets are as follows:

	Weighted average amortization life (years)	Cost	Accumulated Amortization	Net
Balance at December 31, 2012:
Customer relationships	8.3	$14,600	$(3,728)	$10,872
Contractual backlog	6.5	6,700	(2,961)	3,739
Customer contracts	5.4	3,500	(3,494)	6
Trade name	1.5	600	(600)	-
Total	7.3	$25,400	$(10,783)	$14,617

	Weighted average amortization life (years)	Cost	Accumulated Amortization	Net
Balance at December 31, 2011:
Customer relationships	8.3	$14,600	$(1,214)	$13,386
Contractual backlog	6.5	6,700	(1,943)	4,757
Customer contracts	5.4	3,500	(3,307)	193
Non-competition agreements	3.0	1,400	(1,400)	-
Trade name	1.5	600	(195)	405
Total	7.0	$26,800	$(8,059)	$18,741

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

During 2012 and 2011, the Company wrote off $1.4 million and $0.1 million, respectively, of fully amortized intangible assets. The Company recorded amortization expense for its identifiable intangible assets of $4.1 million, $3.8 million and $1.5 million in 2012, 2011 and 2010, respectively.

At December 31, 2012, estimated future amortization expense for the identifiable intangible assets to be recorded by the Company in subsequent fiscal years is as follows:

2013	$3,722
2014	$3,663
2015	$2,887
2016	$2,139
2017	$1,171
2018 and thereafter	$1,035

NOTE 7. INCOME TAXES

Total income tax expense was allocated as follows:

	Year Ended December 31,
	2012	2011	2010
Income (loss) from operations	$(13,512)	$8,106	$7,871
Gain from discontinued operations	-	-	261
Deficiency (benefit) from stock plan transactions	47	(590)	(143)
Other comprehensive income (loss)	(2,602)	(3,770)	(778)
	$(16,067)	$3,746	$7,211

The components of the provision for federal and state income taxes from operations were as follows:

	Year Ended December 31,
	2012	2011	2010
Current
Federal	$(1,267)	$2,492	$7,368
State	(291)	757	686
Total current	(1,558)	3,249	8,054
Deferred
Federal	(9,698)	4,005	(984)
State	(2,256)	852	801
Total deferred	(11,954)	4,857	(183)
Provision for income taxes	$(13,512)	$8,106	$7,871

The major items contributing to the difference between the statutory U.S. federal income tax rate and the Company's effective tax rate on income from continuing operations were as follows:

	Year Ended December 31,
	2012		2011		2010
Provision at statutory rate	$(13,212)	35.0%	$6,847	35.0%	$7,065	35.0%
State income taxes, net of federal tax benefit	(1,654)	4.4	1,097	5.6	989	4.9
Permanent differences, net	64	(0.2)	136	0.7	(2)	0.0
Stock based compensation	30	(0.1)	30	0.2	16	0.1
Goodwill impairment	1,494	(4.0)	-	-	-	-
Other, net	(234)	0.6	(4)	(0.0)	(197)	(1.0)
Provision for income taxes (1)	$(13,512)	35.8%	$8,106	41.4%	$7,871	39.0%

(1)	Percentage may not add due to rounding.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

The tax effects of significant temporary differences that comprise deferred tax assets and liabilities are as follows:

	December 31,
	2012	2011
Pension liability	$20,725	$17,985
Accrued expenses	3,855	4,312
Fixed assets and intangibles	1,707	-
Accrued vacation	1,412	1,465
Deferred gain on sale of building	935	1,236
Receivables reserves	476	338
Employee share-based compensation	210	164
Deferred tax assets	$29,320	$25,500

Pension funding	$(10,136)	$(8,891)
Unbilled receivables	(5,245)	(4,759)
Domestic International Sales Corporation	(1,759)	(1,978)
Fixed assets and intangibles	-	(12,180)
Other	(511)	(578)
Deferred tax liability	(17,651)	(28,386)
Deferred tax liability, net	$11,669	$(2,886)

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

Income Tax Benefit
2013	$4,700
2014	4,800
2015	5,100
2016	5,300
2017	5,600
2018 and thereafter	38,200
$63,700

In the year in which these benefits are realized, the Company would recognize a reduction in a long term deferred tax asset.

During 2012, the Company executed closing agreements with the Internal Revenue Service on its tax audits through the year 2009.  The closing agreements were subject to Joint Congressional Committee approval. The Joint Congressional Committee issued a letter on January 7, 2013 stating that the case is closed with no further consideration by the IRS.

The change in the unrecognized tax benefits was as follows:

Balance at December 31, 2009	$409
Reductions for current year tax positions	(31)
Balance at December 31, 2010	378
Reductions for current year tax positions	(63)
Balance at December 31, 2011	315
Reductions for current year tax positions	(299)
Balance at December 31, 2012	$16

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

At December 31, 2012, the Company's unrecognized tax benefits would not impact the effective tax rate as it is temporary in nature.  The total amount of accrued interest and penalties resulting from such unrecognized tax benefits was $0.2 million at December 31, 2012 and 2011.

As of December 31, 2012, the Company had a state net operating loss carry-forward of approximately $3.6 million which will be carried forward and is expected to be fully utilized prior to their statutory expiration which ranges from 5 to 20 years.  The state net operating loss carry-forward is expected to be used in the following year and as such has been included in the current provision.

The Company files income tax returns in the U.S. federal jurisdiction and numerous state jurisdictions.  State tax returns for all years after 2006 are subject to future examination.  Although the IRS has completed its examination of tax years 2004 through 2009 the statutes will remain open through December 31, 2013.

NOTE 8. FINANCING ARRANGEMENTS

The Company's outstanding debt consisted of the following:

	Senior Term Loan	Subordinated Debt	Revolver	Total
Balance at December 31, 2011	$80,000	$40,000	$-	$120,000
Additions	-	-	60,800	60,800
Repayments	(13,375)	(15,000)	(59,800)	(88,175)
Balance at December 31, 2012	66,625	25,000	1,000	92,625
Unamortized loan origination fees	(2,584)	(898)	-	(3,482)
Balance at December 31, 2012, net of unamortized loan origination fees	64,041	24,102	1,000	89,143
Less: Current portion of long-term debt	(15,125)	-	-	(15,125)
Long term debt, net of current portion	$48,916	$24,102	$1,000	$74,018

Weighted average interest rate at December 31: (1)
2011	4.47%	13.00%	0.00%	7.32%
2012	4.39%	13.00%	6.25%	6.73%

(1)	The weighted average interest rate includes the effect of the interest rate swap agreements. Refer to Note 9 for additional information.

The following table represents changes in unamortized loan origination fees:

Balance at December 31, 2011	$5,172
Amortization	(1,538)
Write-off	(152)
Balance at December 31, 2012	$3,482

At December 31, 2012, the remaining available balance to borrow against the revolver was $18.3 million.  Contractual principal payments are due as follows:

2013	$15,125
2014	16,500
2015	16,500
2016	18,500
2017	26,000
Total	$92,625

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

During 2011, the Company entered into a secured credit agreement with a $110 million five-year senior term loan and a $20 million revolving loan, and entered into a $40 million unsecured subordinated loan agreement with a six-year term.  The credit agreement is led by Bank of America and includes SunTrust Bank and PNC Bank as lead arrangers.  The financing of the subordinated loan was provided by Ares Mezzanine Partners, L.P.  The credit agreement is secured by substantially all of the Company's assets.

The senior term loan requires quarterly principal payments with the remaining principal due on June 30, 2016, the maturity of the credit agreement. The Company is also required to make additional principal payments on the senior term loan based on certain events, if any, such as excess cash flow payments, proceeds from disposition of assets, equity issuances, debt issuances and extraordinary receipts.  The Company may prepay principal on the senior term loan without penalty.

The Company has the option of selecting an interest rate for the senior term loan and revolver equal to either: (a) the then applicable LIBOR rate plus 3.00% to 4.00% per annum, depending on the Company's most recently reported leverage ratio of total debt-to-EBITDA; or (b) the base rate as announced from time to time by the administrative agent plus 2.00% to 3.00% per annum, depending on the Company's most recently reported leverage ratio debt-to-EBITDA. For those portions of the senior term loan and revolver accruing at the LIBOR rate, the Company has the option of selecting interest periods of 30, 60, 90 or 180 days.

The outstanding principal amount on the subordinated loan is due and payable on June 30, 2017, the maturity of the loan.  A prepayment penalty will be imposed if any of the principal amount is paid on or before June 30, 2016.  The interest rate on the subordinated loan is 13% per annum and is paid quarterly.  At the Company's option, the amount of interest due representing up to 1% of the 13% may be used to increase the outstanding subordinated loan balance in lieu of cash payment, which the Company has not elected to date.

On an ongoing basis, both agreements require the Company to meet financial covenants, including maintaining a minimum net worth and cash flow and debt coverage ratios. The covenants also limit the Company's ability to incur additional debt, pay dividends, purchase capital assets, sell or dispose of assets, make additional acquisitions or investments, or enter into new leases, among other restrictions. In addition, the agreements provide that payment of all unpaid principal and all accrued and unpaid interest may be accelerated upon the occurrence and continuance of certain events of default.

Effective June 30, 2012, the Company amended its credit agreements to exclude non-cash expenses resulting from any impairment or write-off of goodwill during the Company's 2012 fiscal year from the definition of 'Consolidated Earnings Before Interest, Tax and Amortization ("EBITDA")' as presented in the Company's financial covenants.  At December 31, 2012, the Company was in compliance with its loan covenants.

The Company used the entire proceeds of the senior term loan and subordinated loan to fund the merger of HPTi and pay off the remaining $20 million balance on the Company's previous term loan.  The Company paid $6.0 million in loan origination fees and $1.9 million in deferred financing costs associated with the financing arrangements.  The loan origination fees and deferred financing costs will be amortized over the maturity of the loan agreements and were recorded as a contra account in long-term debt and other noncurrent assets, respectively.

Additionally, in 2011 the Company incurred a charge of $0.3 million for the termination of the interest rate swap that was tied to its previous term loan, and $0.2 million for the write-off of deferred financing costs associated with our previous credit facility, which was accounted for as an extinguishment of debt.  The combined total charge of $0.5 million was recorded as interest expense.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

NOTE 9. DERIVATIVE FINANCIAL INSTRUMENTS

During 2011, the Company entered into an interest rate swap agreement with an initial notional amount of $40.0 million of the senior term loan to manage its exposure to interest rate changes.  The swap effectively converts a portion of the Company's variable rate debt under the senior term loan to a fixed rate for a period of two years and without exchanging the notional principal amounts.

Under this agreement, the Company receives a floating rate based on the 90-day LIBOR rate and pays a fixed rate of 4.68% (including the applicable margin of 4.00%) on the outstanding notional amount. The swap fixed rate was structured to mirror the payment terms of the term loan.  The fair value of the swap at inception was zero and was designated as a cash flow hedge.  It is not expected that any gains or losses will be reported in the statement of operations during the term of the agreement as the swap is expected to be highly effective through its maturity based on the matching terms of the swap and facility agreements.  The interest rate swap agreement matures on September 30, 2013.

If, at any time, the swap is determined to be ineffective, in whole or in part, due to changes in the interest rate swap or underlying debt agreements, the fair value of the portion of the swap determined to be ineffective will be recognized as a gain or loss in the statement of operations for the applicable period.

During 2011, the Company incurred a charge of $0.3 million for the termination of an interest rate swap that was tied to our previous term loan.  Under the previous interest rate swap agreement, the Company received a floating rate based on the 90-day LIBOR rate and paid a fixed rate of 5.10% (including the applicable margin at that time of 1.5%) on the outstanding notional amount.

The fair value effect on the financial statements from the interest rate swap is as follows:

	Year Ended December 31,
	2012	2011	2010
Gain (loss) recognized in other comprehensive income, net of tax	$(36)	$3	$(282)

	December 31,
	2012	2011
Other noncurrent assets	$-	$6
Other long-term liabilities	$60	$-

NOTE 10. FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present our assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements At December 31, 2012 Using
	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Rabbi Trusts	Other noncurrent assets	$1,459	$-	$-	$1,459

Liabilities:
Interest rate swap	Other long-term liabilities	$-	$60	$-	$60

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

		Fair Value Measurements At December 31, 2011 Using
	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets:					$
Investments held in Rabbi Trusts	Other noncurrent assets	$1,395	$-	$-		$1,395
Interest rate swap	Other noncurrent assets	$-	$6	$-		$6

The following is a description of the valuation methodologies used for these items, as well as the general classification of such items:

Investments held in Rabbi Trusts - The investments include exchange-traded equity securities and mutual funds. Fair values for these investments were based on quoted prices in active markets.

Interest rate swap - The derivative is a receive-variable, pay-fixed interest rate swap based on the LIBOR rate and is designated as a cash flow hedge. Fair value was based on a model-driven valuation using the LIBOR rate, which was observable at commonly quoted intervals for the full term of the swap.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following tables present our assets and liabilities that are measured at fair value on a non-recurring basis:

		Fair Value Measurements At December 31, 2012 Using
	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets:					$
Goodwill	Goodwill	$-	$-	$163,205		$163,205

The Company estimates fair value for goodwill by employing three different methodologies to calculate a fair value and then weighting the outputs to arrive at an estimated fair value. Refer to Note 2 for additional information regarding the calculation of fair value on goodwill.

The Company also has a direct investment in a privately held company that is accounted for under the equity method, which is periodically assessed for other-than temporary impairment. If it is determined that an other-than-temporary impairment has occurred, the Company would write down the investment to its fair value. The Company estimates fair value of our equity method investment considering available information such as, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. During 2012 and 2011, there were no indications to warrant testing for other-than-temporary impairments on our equity method investment.

NOTE 11. EMPLOYEE BENEFIT PROGRAMS

Defined Benefit Pension Plan

The Company's Defined Benefit Pension Plan (the "Pension Plan") is non-contributory, covering substantially all employees of the Company who had completed a year of service prior to July 1, 2002.  Membership in the Pension Plan was frozen effective July 1, 2002 and participants' calculated pension benefit was frozen effective December 31, 2006.

The Company's funding policy is to contribute at least the minimum amount required by the Employee Retirement Income Security Act of 1974. Additional amounts are contributed to assure that plan assets will be adequate to provide retirement benefits. The Company expects to make contributions of $2.8 million in 2013 to fund the Pension Plan.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

Net Periodic Pension Cost

	Year Ended December 31,
	2012	2011	2010
Interest cost	$3,991	$4,123	$4,217
Expected return on plan assets	(4,788)	(5,101)	(4,516)
Recognized actuarial loss	1,695	1,208	1,098
Net periodic pension cost	$898	$230	$799

Obligations and Funded Status

	December 31,
	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$85,681	$80,422
Interest cost	3,991	4,123
Benefits paid	(4,160)	(3,941)
Actuarial loss	10,177	5,077
Benefit obligation at end of year	95,689	85,681
Change in plan assets:
Fair value of plan assets at beginning of year	58,625	59,728
Actual return on plan assets	6,835	(1,012)
Employer contributions	5,532	3,850
Benefits paid	(4,160)	(3,941)
Fair value of plan assets at end of year	66,832	58,625
Funded status	$(28,857)	$(27,056)

Amounts recognized in the consolidated balance sheets consist of:

	December 31,
	2012	2011
Accrued compensation and employee benefits	$2,800	$5,480
Other long-term liabilities	26,057	21,576
Net amount recognized	$28,857	$27,056

The accumulated benefit obligation and the projected benefit obligation for the Pension Plan were $95.7 million and $85.7 million at December 31, 2012 and 2011, respectively.

The reconciliation of the other comprehensive income was as follows:

	Beginning Balance	Amortization	Experience Loss/(Gain)	Ending Balance
2012	$45,360	$(1,695)	$8,131	$51,796
2011	$35,379	$(1,208)	$11,189	$45,360
2010	$33,312	$(1,098)	$3,165	$35,379

The amounts recognized in other comprehensive income are reflected, net of related tax effects, as a component of accumulated other comprehensive loss as part of stockholders' equity in the accompanying balance sheets.  The Company expects to recognize amortization expense related to the net actuarial loss of approximately $1.9 million in 2013.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

Assumptions

The discount rate represents the estimated rate at which we could effectively settle our pension benefit obligations. In order to estimate this rate for 2012 and 2011, future expected cash flows of the plan were matched against the Towers Watson RATE:Link yield curve to produce a single discount rate.  For 2010, the rate of discount was determined using the spot rate of matching duration from the Citigroup Pension Discount Curve.

The assumed long-term rate of return on plan assets, which is the average return expected on the funds invested or to be invested to provide future benefits to pension plan participants, is determined by an annual review of historical plan assets returns and consultation with outside investment advisors.  In selecting the expected long-term rate of return on assets, the Company considered its investment return goals stated in the Pension Plan's investment policy. The Company, with input from the Pension Plan's professional investment managers, also considered the average rate of earnings expected on the funds invested or to be invested to provide Pension Plan benefits. This process included determining expected returns for the various asset classes that comprise the Pension Plan's target asset allocation.

The following assumptions were used to determine the benefit obligations and net periodic benefit costs:

	December 31,
	2012		2011
Used to determine benefit obligations:
Discount rate	3.86%		4.75%
Rate of compensation increase	N/	A	N/	A

	Year Ended December 31,
	2012		2011		2010
Used to determine net periodic benefit costs:
Discount rate	4.75%		5.25%		5.75%
Expected rate of return on assets	8.15%		8.30%		8.50%
Rate of compensation increase	N/	A	N/	A	N/	A

Plan Assets

During 2012, the Company's overall investment strategy for plan assets was to achieve a long-term rate of return of 8.15%, with a wide diversification of asset types, fund strategies and fund managers.  The target allocation for the plan assets are 55% in equity securities, 38% in fixed income securities, 5% in other types of investments and 2% in cash and cash equivalents.  The risk management practices include regular evaluations of fund managers to ensure the risk assumed is commensurate with the given investment style and objectives.  Prohibited investments include, but are not limited to margin transactions. The Pension Plan's assets did not include any of the Company's common stock at December 31, 2012 and 2011.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

The Company's investment policy includes a periodic review of the Pension Plan's investment in the various asset classes. The fair value measurement of the Company's plan assets by asset category are as follows:

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
At December 31, 2012:
Cash	$289	$289	$-	$-
Money market funds	4,061	-	4,061	-
Equity securities:
Common equity securities	3,489	3,489	-	-
Preferred equity securities	159	159	-	-
Equity mutual funds	30,540	30,540	-	-
Real estate investment trusts	2,675	2,675	-	-
Corporate and foreign bonds	18,581	-	18,581	-
Other type of investments:
Managed futures	1,725	-	-	1,725
Hedge funds	5,313	-	-	5,313
Total	$66,832	$37,152	$22,642	$7,038

At December 31, 2011:
Cash	$279	$279	$-	$-
Money market funds	2,826	-	2,826	-
Equity securities:
Common equity securities	5,281	5,281	-	-
Preferred equity securities	226	226	-	-
Equity mutual funds	23,847	23,847	-	-
Real estate investment trusts	2,439	2,439	-	-
Fixed income securities:
U.S. Treasury obligations	3,539	-	3,539	-
U.S. Government agencies	1,251	-	1,251	-
Corporate and foreign bonds	13,444	-	13,444	-
Other type of investments:
Managed futures	1,906	-	-	1,906
Hedge fund	3,587	-	-	3,587
Total	$58,625	$32,072	$21,060	$5,493

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

A reconciliation of the beginning and ending balances of Level 3 assets is as follows:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Managed Futures	Hedge Fund(s)	Total
Ending balance at December 31, 2010	$2,024	$2,195	$4,219
Actual returns on plan assets related to assets still held at the reporting date	(118)	(108)	(226)
Purchases	-	1,500	1,500
Ending balance at December 31, 2011	1,906	3,587	5,493
Actual returns on plan assets related to assets still held at the reporting date	(181)	664	483
Purchases	2,000	1,062	3,062
Sales	(2,000)	-	(2,000)
Ending balance at December 31, 2012	$1,725	$5,313	$7,038

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

The Company's plan assets consist of interest's in two hedge funds.  One of the hedge funds is a fund of funds that combines diversified multi-strategy methods to achieve investment objectives during a three to five year investment cycle.  Strategy methods may consist of conventional long-term equity and fixed income investments or derivative investments, including, total return swaps, options and forwards.  The second hedge fund is a multi-strategy equity hedge fund with a focus on investment strategies that exploit market inefficiencies to produce absolute returns with low correlation to global capital markets.  For both, the fair value of the hedge funds are estimated based on the investments net asset value at the reporting period as the fair value is not readily determinable and the investment fund meets the criteria of an investment company. Redemptions of the interests in both funds can be made quarterly based on the discretion of the investment company's board of directors.

Estimated Future Benefit Payments

The following table sets forth the expected timing of benefit payments:

Year ending December 31:
2013	$4,498
2014	$4,657
2015	$4,844
2016	$4,940
2017	$5,104
Five subsequent fiscal years	$27,865

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

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

Employee contributions and the Company's contributions are invested in one or more collective investment funds at the participant's direction. The Company's contributions are subject to forfeitures of any non-vested portion if termination occurs.  The vesting of the Company's matching contribution is 25% after one year and 100% after the second year.  The vesting of profit sharing contributions is 100% cliff vesting after three years.

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

The Company's total 401(k) contributions, net of forfeitures, charged to expense aggregated $3.9 million, $3.0 million and $3.3 million in 2012, 2011 and 2010, respectively.

Supplemental Executive Retirement Plan

The Company has a Supplemental Executive Retirement Plan ("SERP") for certain former key employees providing for annual benefits commencing on the sixth anniversary of the executive's retirement. The cost of these benefits is being charged to expense and accrued using a projected unit credit method. Expenses related to this plan were approximately $0.1 million in each of the three years ended December 31, 2012. The liability related to the SERP, which is unfunded, was $0.3 million and $0.4 million at December 31, 2012 and 2011, respectively. These amounts represent the amounts the Company estimates to be the present value of the obligation at each respective date.

Deferred Compensation Plans

The Company has a deferred compensation plan approved by the Board of Directors that allows certain employees to defer up to 100% of cash incentive payments and salary in excess of the Federal Insurance Contributions Act earnings ceiling. Employee contributions are invested in selected mutual funds held within a Rabbi Trust. These investments, which the Company has classified as trading securities, are recorded at fair value and reported as a component of other noncurrent assets in the accompanying balance sheets. Amounts recorded as deferred compensation liabilities are adjusted to reflect the fair value of investments held by the Rabbi Trust. Changes in obligations to participants as a result of gains or losses on the fair value of the investments are reflected as a component of compensation expense. At December 31, 2012 and 2011, $1.5 million and $1.4 million, respectively, had been deferred under the plan.

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

NOTE 12. SHARE–BASED COMPENSATION

Share-Based Compensation Plans

The Company has four shareholder approved equity incentive plans, which are administered by the Compensation Committee of the Board of Directors (the "Committee"). The Committee determines which employees receive grants, the number of shares or options granted and the exercise prices of the shares covered by each grant.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

The Company's 1993 Equity Incentive Plan (the "1993 Plan") expired in April 2003.  The 1993 Plan permitted the Company to grant incentive stock options, nonqualified stock options, stock appreciation rights, awards of nontransferable shares of restricted common stock and deferred grants of common stock. The option price of incentive stock options was not less than the fair market value at the time the option was granted. The option period was not greater than 10 years from the date the option was granted. Normally the stock options were exercisable in three equal installments beginning one year from the date of the grant. Through shareholder approval, 580,800 shares were reserved for the 1993 Plan. A total 5,000 options and 9,500 options were outstanding and exercisable under the 1993 Plan at December 31, 2011 and 2010, respectively.   No options were outstanding under the 1993 Plan at December 31, 2012.

The Company's 1995 Stock Option Plan for Non-employee Directors (the "1995 Plan") expired in April 2006.  The 1995 Plan provided for each outside director to receive options to purchase 5,000 shares of common stock at the first annual meeting at which the director was elected. As long as he or she remained an eligible director, the director received options to purchase 1,000 shares of common stock at each annual meeting. Eligible directors could not be an employee of the Company or one of its subsidiaries or a holder of five percent or more of the Company's common stock. The exercise price of these options was the fair market value of the common stock on the date of grant. Each option was non-transferable except upon death and expires 10 years after the date of grant. The options became exercisable in three equal installments on the first, second and third anniversaries of the date of grant. A total of 132,000 shares were reserved for issuance. A total of 10,000 options were outstanding and exercisable under the 1995 Plan at December 31, 2012, 2011 and 2010.

The Company's 2000 Incentive Plan (the "2000 Plan") expired in November 2009.  The 2000 Plan allowed the Company to grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards and deferred grants of common stock. In the case of incentive stock options, the option price was not less than the fair market value of the stock at the date of grant. The option period did not exceed 10 years from the date of grant. The terms of the 2000 Plan were substantially similar to those of the 1993 Plan. A total of 25,500 options, 35,840 options and 412,990 options were outstanding and exercisable under the 2000 Plan at December 31, 2012, 2011 and 2010, respectively.

The Company's 2003 Incentive Plan (the "2003 Plan") expired in December 2012.  The 2003 Plan allowed the Company to grant incentive stock options, non-qualified stock options, stock appreciation rights, awards of nontransferable shares of restricted common stock and deferred grants of common stock to directors or key employees of the Company. The terms of the 2003 Plan were substantially similar to those of the 2000 Plan.  A total of 400,000 shares were reserved for issuance.  A total of 40,000 options were outstanding under the 2003 Plan at December 31, 2012 and 2011. At December 31, 2012, 26,666 options were exercisable and 13,334 options were non-exercisable.  At December 31, 2011, 10,000 options were exercisable and 30,000 options were non-exercisable.

Restricted stock awards granted by the Company were issued under the 2000 Plan and 2003 Plan. Shares of restricted stock of the Company may be granted at no cost to employees.  Restrictions limit the sale or transfer of these shares until they vest, which is typically over three years.  The Company granted a total of 184,034, 49,500 and 30,300 restricted stock awards from the 2003 Plan during the year ended December 31, 2012, 2011 and 2010, respectively.  A total of 15,650 and 56,404 restricted stock awards were unvested and outstanding under the 2000 Plan as of December 31, 2011 and 2010, respectively.  There were no restricted stock awards outstanding under the 2000 Plan as of December 31, 2012.  A total of 172,613, 64,429 and 42,351 restricted stock awards were unvested and outstanding under the 2003 Plan as of December 31, 2012, 2011 and 2010, respectively.

The Company's Executive Long Term Incentive Program (the "ELTIP") provides incentives to program participants through a combination of cash incentives, stock options and restricted stock grants.  The Company recorded compensation costs for all share-based compensation that is expected to be issued based on the achievement of certain goals.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

Employee Stock Purchase Plan

The Company's shareholder approved 2011 Employee Stock Purchase Plan (the "2011 ESPP") is designed to give eligible employees an opportunity to purchase common stock of the Company through accumulated payroll deductions. All employees of the Company who customarily work at least 20 hours per week and do not own five percent or more of the Company's common stock are eligible to participate in the 2011 ESPP. The 2011 ESPP allows stock to be purchased at a discount of 5% and does not include a "look-back" option, therefore the accounting for shares purchased is not considered compensatory.  The 2011 ESPP has a total of 250,000 shares reserved, of which 173,431 were available for issuance.  Shares issued under the 2011 ESPP were 63,721 and 12,849 in 2012 and 2011, respectively.

The Company's shareholder approved 2000 Employee Stock Purchase Plan (the "2000 ESPP") expired in August 2011.  Shares issued under the 2000 ESPP were 12,803 and 34,266 in 2011 and 2010, respectively.

Share-Based Compensation Costs

Total share-based compensation cost reported in the consolidated statements of operations was as follows:

	Year ended December 31,
	2012	2011	2010
Cost of products and services	$359	$397	$324
Selling, general and administrative	318	289	394
Total share-based compensation expense	$677	$686	$718

Stock Option Award Activity

The following table summarizes stock option activity under all plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	90,840	$15.04	4.8	$-
Granted	-	$-
Exercised	(15,340)	$18.99
Cancelled	-	$-
Outstanding at December 31, 2012	75,500	$14.23	4.7	$-

Exercisable at December 31, 2012	62,166	$14.42	4.1	$-
Exercisable at December 31, 2011	64,173	$15.73	3.2	$-

As of December 31, 2012 the total unrecognized compensation cost related to stock option awards was $0.1 million which is expected to be amortized over approximately 0.7 years.

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

Volatility.  The expected volatility of the Company's shares was estimated based upon the historical volatility of the Company's share price with consideration given to the expected life of the award.

Expected life.  The expected term was estimated based upon exercise experience made in the past to employees.

Cash proceeds received, the intrinsic value and the total tax benefits realized resulting from stock option exercises were as follows:

	Year Ended December 31,
	2012	2011	2010
Amounts realized or received from stock option exercises:
Cash proceeds received	$-	$1,541	$1,108
Intrinsic value realized	$-	$2,415	$598
Income tax benefit realized	$-	$846	$166

Restricted Stock Award Activity

The following table summarizes restricted stock activity:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2011	80,079	$11.89
Granted	184,034	$9.03
Vested	(63,276)	$10.89
Cancelled	(28,224)	$10.74
Nonvested at December 31, 2012	172,613	$9.44

The total fair value of restricted shares vested during 2012, 2011 and 2010 was $0.7 million, $0.5 million and $0.7 million, respectively. As of December 31, 2012, the total unrecognized compensation cost related to restricted stock awards was $1.2 million which is expected to be amortized over a weighted-average period of approximately 2.2 years.

NOTE 13. SHAREHOLDERS' EQUITY

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

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

On July 23, 2008, the Board of Directors of the Company authorized and declared a dividend distribution of one right (a "Right") for each outstanding share of the Company's common stock, par value $0.10 per share to stockholders of record at the close of business on such date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series B Preferred Stock, par value $0.10 per share, of the Company (the "Preferred Stock"), at a price of $59.09 per one one-hundredth of a Preferred Share, subject to adjustment.  The definitive terms of the Rights are set forth in a Rights Agreement, dated as of July 23, 2008, between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent.

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

Share Repurchase Program

In December 2010, The Company's board of directors authorized a share repurchase program, which allowed the Company to buy back up to 700,000 shares of its common stock through June 6, 2011.  During 2011, the Company repurchased 20,728 shares at a weighted average price of $14.97 and 40,400 shares at a weighted average price of $13.60 in 2010.  The timing, price and amount of these repurchases were determined by management based on its evaluation of market conditions and other factors.  These repurchases were made through the open market, including block purchases, or in private negotiated transactions, or otherwise.  The buyback was funded through available cash balances and or borrowings.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss as of December 31, 2012 of $31.3 million consisted of aggregate pension liability of $31.3 million, net of a $20.5 million tax benefit and an unrealized holding loss on a derivative instrument.  Accumulated other comprehensive loss as of December 31, 2011 of $27.4 million consisted of aggregate pension liability adjustments of $27.4 million, net of a $17.9 million tax benefit and an unrealized holding gain on a derivative instrument.

Earnings Per Share

Due to their antidilutive effect, approximately 184,600 shares, 84,300 shares and 98,500 shares to purchase common stock were excluded from the calculation of diluted earnings per share for the years ended December 31, 2012, 2011 and 2010, respectively. However, these shares could become dilutive in future periods.

The following table sets forth the reconciliation of the weighted average shares outstanding:

	Year Ended December 31,
	2012	2011	2010
Weighted average shares outstanding - Basic	10,369,228	10,108,907	9,893,322
Dilutive effect of stock options and restricted stock grants	-	110,501	185,615
Weighted average shares outstanding - Diluted	10,369,228	10,219,408	10,078,937

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

Geographic

Revenue is attributed to geographic areas based on the customer's location. The Company does not have locations outside the U.S. and substantially all revenue was earned in the U.S. during each of the three years ended December 31, 2012.  All of the Company's long-lived assets were located in the U.S.

Major Customers

No customers accounted for more than 10% of revenue in each of the three years ended December 31, 2012 and no customers accounted for more than 10% of the contract receivable balance at December 31, 2012 and 2011.

Related Party

The Company has a 40% interest in HMRTech which is accounted for using the equity method.  Revenues from HMRTech for the three years ended December 31, 2012 and amounts due from HMRTech included in contract receivables at December 31, 2011 and 2010 were immaterial.  In addition, HMRTech charged the Company $1.7 million, $2.1 million and $1.9 million in 2012, 2011 and 2010, respectively, relating to contract work.  At December 31, 2012 and 2011, the Company had a related payable of $0.2 million and $0.5 million, respectively.

The Company received dividends from HMRTech totaling $2.5 million, $0.1 million and $0.2 million in 2012, 2011 and 2010, respectively.  During 2012, the dividend consisted of $2.4 million related to settlement of a contract claim by HMRTech.

NOTE 15. COMMITMENTS AND CONTINGENCIES

Commitments

The Company conducts its operations in facilities that are under long-term operating leases. These leases expire at various dates through 2019, with options to renew as negotiated between the Company and its landlords. With the exception of the Company's current corporate headquarters facility, the Company does not believe that exercise of any of its lease renewal options are reasonably assured and, accordingly, the exercise of such options has not been assumed in the accounting for leasehold improvements and the deferred gain on the sale of the former corporate headquarters facility. Rent expense under these leases, inclusive of real estate taxes and insurance, was $6.8 million, $5.7 million and $5.3 million in 2012, 2011 and 2010, respectively.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

Minimum lease commitments, primarily for facilities under non-cancelable operating leases and related sublease receipts in effect at December 31, 2012 were as follows:

	Lease Commitment	Sublease Receipts
Year ending December 31:
2013	$9,482	$1,750
2014	8,944	1,744
2015	8,504	1,732
2016	6,037	-
2017	4,416	-
2018 and thereafter	4,178	-
	$41,561	$5,226

The Company entered into letter of credit agreements with its bank group for a total of $0.7 million to satisfy required lease security deposits.

During 2009, the Company entered into an assignment and assumption agreement to assign all of the Company's right, title, and interest in, to and under its former corporate headquarters facility. The terms of the agreement assign the sublessee all of the rights and obligations of the original lease signed by the Company in 2005.  The original lease includes two consecutive five year renewal options.  If these options are exercised by the sublessee, the Company will be released for the option periods by the landlord.  The Company is continuing to amortize the deferred gain over the original ten year lease period.  The agreement also provides the sublessee the use of certain Company owned furniture in connection with their occupancy of the building.

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

Issuances of the Company's securities require registration under federal and state securities laws or an exemption therefrom, and the holders of certain shares of common stock issued by the Company were entitled to rescind their purchases. Approximately 148,000 shares issued through DRC's 2003 employee stock purchase plan between July 2007 and May 2011, at purchase prices ranging from $6.63 to $14.12 per share, were not registered under federal and state securities laws.  In February 2013, the Company offered to rescind the sales of approximately 86,500 shares of common stock that were issued without registration or an exemption therefrom.  The rescission offer was completed on March 15, 2013. The amount of cash paid to the original purchasers for the repurchase of approximately 30,100 shares of common stock tendered pursuant to the rescission offer was approximately $0.4 million, of which $0.9 million was recorded as of December 31, 2012.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share amounts)

NOTE 16. QUARTERLY RESULTS (UNAUDITED)

	First Quarter	Second Quarter(1)(2)	Third Quarter(1)(3)	Fourth Quarter(3)(4)	Fiscal Year
2012
Revenue	$85,869	$80,834	$76,767	$73,504	$316,974
Gross profit	$13,596	$12,527	$11,223	$12,531	$49,877
Operating income (loss)	$5,674	$(6,914)	$(32,092)	$5,631	$(27,701)
Net income (loss)	$1,791	$(6,079)	$(20,594)	$647	$(24,235)
Earnings (loss) per share:(5)
Basic	$0.17	$(0.59)	$(1.99)	$0.06	$(2.34)
Diluted	$0.17	$(0.59)	$(1.99)	$0.06	$(2.34)
2011
Revenue	$69,524	$68,472	$96,379	$88,222	$322,597
Gross profit	$10,764	$10,427	$17,438	$18,001	$56,630
Operating income	$4,721	$3,244	$8,844	$9,560	$26,369
Net income	$2,708	$1,437	$3,278	$4,034	$11,457
Earnings per share:(5)
Basic	$0.27	$0.14	$0.32	$0.39	$1.13
Diluted	$0.27	$0.14	$0.32	$0.39	$1.12

(1)	The results for the second and third quarter of 2012 contain pre-tax goodwill impairment charges of $12.0 million and $36.6 million, respectively.

(2)	The results for the second quarter of 2011 contain pre-tax transaction-related costs of $2.2 million.

(3)	The results for the third and fourth quarter of 2011 contain the financial results of HPTi.

(4)	The results for the fourth quarter of 2012 contain accelerated debt repayment charges of $2.0 million.

(5)
Basic and diluted earnings per share is computed independently for each of the quarters presented; accordingly, the sum of the quarterly earnings per share may not equal the total computed for the year.  The components of basic and diluted earnings per share are also computed independently for each quarter presented; accordingly amounts may not add due to rounding.

NOTE 17. SUBSEQUENT EVENTS

On March 15, 2013, the Company completed an offer to rescind the sale of up to approximately 86,500 shares issued through the Company's 2003 ESPP between July 2007 and May 2011 that were not registered under federal or state securities laws.  The Company paid a total of $0.4 million to the original purchasers for the repurchase of approximately 30,100 shares of the Company's common stock.

DYNAMICS RESEARCH CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (1)	Deductions and Write-Offs	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31,
2012	$866	$354	$-	$(18)	$1,202
2011	$521	$447	$14	$(116)	$866
2010	$583	$388	$-	$(450)	$521

(1)	Addition in 2011 represents amount acquired from the HPTi merger.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's principal executive officer ("CEO") and principal financial officer ("CFO") evaluated, together with other members of senior management, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2012; and, based on this review, the Company's CEO and CFO concluded that, as of December 31, 2012, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

The Company's internal control over financial reporting involves a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes the controls themselves, as well as monitoring of the controls and internal auditing practices and actions to correct deficiencies identified. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

A material weakness is a deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 5), or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2012. Based on this assessment, management concluded that, as of December 31, 2012, the Company's internal control over financial reporting was effective. Management did not identify any material weakness in internal control over financial reporting.

Attestation Report of Registered Public Accounting Firm

The Company's internal control over financial reporting as of December 31, 2012 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting

There has been no change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarterly period ended December 31, 2012 that has materially affected, or is reasonably likely to materially effect, the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Dynamics Research Corporation

We have audited the internal control over financial reporting of Dynamics Research Corporation and  subsidiaries (the "Company") as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Annual Report on Internal Control over Financial Reporting ("Management's Report"). Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2012, and our report dated March 18, 2013 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Boston, Massachusetts
March 18, 2013

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is hereby incorporated by reference to the Company's definitive proxy statement under the captions "Election of Directors," "Report of the Audit Committee of the Board of Directors," "Other Directors and Officer Information" and "Executive Compensation" to be filed by the Company within 120 days after the close of its fiscal year.

Executive Officers

The following is a list of the names and ages of our executive officers, all positions and offices held by each person and each person's principal occupations or employment during the past five years. The officers were elected by the Board of Directors and will hold office until the next annual election of officers and their successors are elected and qualified, or until their earlier resignation or removal by the Board of Directors. There are no family relationships between any executive officers and directors.

Name	Executive Office Held	Age
James P. Regan	President, Chairman and Chief Executive Officer	72

David Keleher	Senior Vice President and Chief Financial Officer	63

Steven P. Wentzell	Senior Vice President and General Manager, Human Resources	66

Lawrence H. O'Brien, Jr.	Senior Vice President and General Manager, Business Solutions and Business Development	61

Helen E. Tsingos	Chief Legal Officer	43

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

Mr. O'Brien joined us in 1978 and has held various senior management positions during this time.  In 2007, Mr. O'Brien became Senior Vice President and General Manager, Business Solutions and Business Development. From 2004 to 2007, Mr. O'Brien was Vice President for Business Solutions.  Prior to that, Mr. O'Brien was Vice President of Systems Engineering Group from 2001 to 2004.

Ms. Tsingos joined us as Assistant General Counsel in September 2008 and became Chief Legal Officer in January 2013.  Prior to joining us, from February 2008 to August 2008, Ms. Tsingos served as the Interim Associate General Counsel to Emerson College in Boston, Massachusetts.  Prior to Emerson, from September 2001 to February 2008, Ms. Tsingos was a Senior Associate at Wilson, Elser, Moskowitz, Edelman and Dicker, LLP in Boston, Massachusetts.

The Company has adopted a code of ethics applicable to all of its directors, officers and employees including its CEO, CFO and principle accounting officer.  A copy of the Company's Standards of Ethics and Conduct may be obtained free of charge through the Company's internet website at http://www.drc.com by choosing the "Corporate Governance" link under the "Investors" link.

If any substantive amendments are made to the Company's code of ethics or any waiver is granted, the Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding such amendment to, or waiver from, a provision of the Company's code of ethics by posting such information on its website, at the address and location specified above.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is hereby incorporated by reference to the Company's definitive proxy statement under the caption "Executive Compensation" to be filed by the Company within 120 days after the close of its fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is hereby incorporated by reference to the Company's definitive proxy statement under the caption "Stock Ownership of Certain Persons" to be filed by the Company within 120 days after the close of its fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is hereby incorporated by reference to the Company's definitive proxy statement under the caption "Other Director and Executive Officer Information" to be filed by the Company within 120 days after the close of its fiscal year.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is hereby incorporated by reference to the Company's definitive proxy statement under the caption "Independent Public Accountants" to be filed by the Company within 120 days after the close of its fiscal year.

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

DYNAMICS RESEARCH CORPORATION

Date: March 18, 2013	/s/ James P. Regan
James P. Regan
President, Chairman and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David Keleher and Helen E. Tsingos, and each or any of them, his attorney-in-fact with power of substitution for him in any and all capacities, to sign any amendments, supplements or other documents relating to this Annual Report on Form 10-K which he deems necessary or appropriate, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that such attorney-in-fact or their substitute may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James P. Regan	President, Chairman and Chief Executive Officer (Principal Executive Officer)	March 18, 2013
James P. Regan

/s/ David Keleher	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 18, 2013
David Keleher

/s/ Shaun McCarthy	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	March 18, 2013
Shaun McCarthy

/s/ John S. Anderegg, Jr.	Director	March 18, 2013
John S. Anderegg, Jr.

/s/ Gen. George T. Babbitt, Jr.	Director	March 18, 2013
Gen. George T. Babbitt, Jr.

/s/ Lt. Gen. Charles P. McCausland	Director	March 18, 2013
Lt. Gen. Charles P. McCausland

/s/ Nickolas Stavropoulos	Director	March 18, 2013
Nickolas Stavropoulos

/s/ Richard G. Tennant	Director	March 18, 2013
Richard G. Tennant

/s/ W. Scott Thompson	Director	March 18, 2013
W. Scott Thompson

EXHIBIT INDEX

		Filed	Incorporated by Reference*
Exhibit No.	Description	Herewith	Form	Date
2.1	Membership Interest Purchase Agreement among Dynamics Research Corporation and Kadix Systems, LLC and Daisy D. Layman, The Sole Member of Kadix Systems, LLC, dated July 30, 2008.		8-K	August 5, 2008

2.2
Agreement and Plan of Merger, dated as of June 3, 2011, by and among Dynamics Research Corporation, DRC-Prize Acquisition, Inc., High Performance Technologies, Inc. and the Principal Equity Holders named therein
			8-K	June 8, 2011

3.1	Restated Articles of Organization of the Company, dated May 22, 1987.		10-Q	June 17, 1987

3.2	Amended and Restated By-Laws of the Company, dated June 13, 2012.		10-Q	June 30, 2012

3.3	Certificate of Vote of Directors Establishing Series B Preferred Stock, dated February 17, 1998.		8-A12G	June 25, 1998

3.4	Amendment, dated September 10, 1998, to the Certificate of Vote of Directors Establishing Series B Preferred Stock.		8-A12G/A	September 30, 1998

3.5	Certificate of Vote of Directors Establishing Series A Preferred Stock, dated July 14, 1988.		10-K	December 31, 2002

3.6	Amendment, dated April 28, 1998, to the restated Articles of Organization of the Company.		10-K	December 31, 2002

3.7	Amendment, dated April 25, 2000, to the restated Articles of Organization of the Company.		10-K	December 31, 2002

3.8	Certificate of Designation with respect to the Series B Preferred Stock, par value $.10 per share, of the Company (attached as Exhibit A to the Rights Agreement).		8-K	July 25, 2008

4.1	Specimen certificate for shares of the Company's common stock.		S-8	April 27, 2001

4.2	Rights Agreement dated as of July 23, 2008 ("Rights Agreement") between the Company and American Stock Transfer & Trust Company, as Rights Agent.		8-K	July 25, 2008

		Filed	Incorporated by Reference*
Exhibit No.	Description	Herewith	Form	Date
10.1	Form of indemnification agreement for directors of the Company.		10-K	December 31, 1991

10.2	Severance Agreement between John S. Anderegg, Jr. and the Company.**		10-K	December 31, 1991

10.3	Deferred Compensation Plan for Non-Employee Directors of the Company.**		10-K	December 31, 1991

10.4	Form of Supplemental Retirement Pension Agreement by and between the Company and Albert Rand.**		10-Q	March 31, 1997

10.5	Amended 1995 Stock Option Plan for Non-Employee Directors.**		10-Q	March 31, 1997

10.6	Amended 1993 Equity Incentive Plan.**		10-K	December 31, 1998

10.7	2000 Incentive Plan.**		DEFS14A	December 6, 1999

10.8	Employment Agreement between the Company and James P. Regan.**		10-K	December 31, 1999

10.9	Change of Control Agreement between the Company and James P. Regan.**		10-K	December 31, 1999

10.10	Non-qualified Stock Option Agreement between the Company and James P. Regan.**		S-8	October 12, 2000

10.11	2000 Employee Stock Purchase Plan.**		S-8	April 27, 2001

10.12	Special Severance Plan.**		10-K	December 31, 2001

10.13	Senior Management Deferred Compensation Plan.**		10-Q	March 31, 2002

10.14	Dynamics Research Corporation Special Severance Plan, as amended on May 14, 2003.**		10-K	December 31, 2003

10.15	2003 Incentive Plan.**		10-K	December 31, 2003

10.16	Form of grant of stock options under the 2003 Incentive Plan.**		10-Q	September 30, 2004

10.17	Form of grant of restricted stock under the 2003 Incentive Plan.**		10-Q	September 30, 2004

10.18	Form of grant of stock options under the 2000 Incentive Plan.**		10-Q	September 30, 2004

		Filed	Incorporated by Reference*
Exhibit No.	Description	Herewith	Form	Date
10.19	Deferred Stock Compensation Plan for Non-Employee Directors, as amended for deferrals on or after January 1, 2005.**		10-K	December 31, 2004

10.20	Amendment to Deferred Stock Compensation Plan for Non-Employee Directors.**		10-K	December 31, 2004

10.21	Beneficiary Designation Form for the Deferred Compensation Plan for Non-Employee Directors.**		10-K	December 31, 2004

10.22	Forms of grant of restricted stock under the 2000 Incentive Plan.**		10-K	December 31, 2005

10.23	Purchase and Sale Agreement, dated November 18, 2005, by and between Dynamics Research Corporation and Direct Invest Property Acquisition, LLC.		8-K	January 4, 2006

10.24	Amendment to Purchase and Sale Agreement, dated December 28, 2005, by and between Dynamics Research Corporation and Direct Invest Property Acquisition, LLC.		8-K	January 4, 2006

10.25	Lease, dated December 28, 2005, by and between Dynamics Research Corporation and Direct Invest-60 Frontage, LLC.		8-K	January 4, 2006

10.26	Dynamics Research Corporation 2011 Employee Stock Purchase Plan.**		S-8 POS	September 21, 2011

10.27
Credit Agreement, dated as of June 30, 2011, among Dynamics Research Corporation, the Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party hereto, SunTrust Bank and PNC Bank, National Association, as Syndication Agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated, SunTrust Robinson Humphrey, Inc., and PNC Capital Markets LLC, as Joint Lead Arrangers and Joint Book Managers (the "Credit Agreement").
			8-K	July 7, 2011

10.28	Amendment No. 1 to the Credit Agreement, dated as of September 15, 2011.		S-1	November 30, 2012

10.29	Amendment No. 2 to the Credit Agreement, dated as of June 29, 2012.		8-K	July 3, 2012

		Filed	Incorporated by Reference*
Exhibit No.	Description	Herewith	Form	Date
10.30	Amendment No. 3 to the Credit Agreement, dated as of August 8, 2012.		10-Q	June 30, 2012

10.31	Amendment No. 4 to the Credit Agreement, dated as of December 31, 2012.		8-K	January 7, 2013

10.32
Collateral Agreement, dated as of June 30, 2011, among Dynamics Research Corporation, certain subsidiaries of the borrower and Bank of America, N.A., in its capacity as administrative agent for the Secured Parties.
			8-K	July 7, 2011

10.33
Senior Subordinated Loan Agreement, dated as of June 30, 2011, among Dynamics Research Corporation, the Borrower, Ares Mezzanine Partners, L.P., as a Lender and Lead Investor and the other lenders from time to time party hereto (the "Senior Subordinated Loan Agreement").
			8-K	July 7, 2011

10.34	Amendment No. 1 to the Senior Subordinated Loan Agreement, dated as of June 29, 2012.		8-K	July 23, 2012

10.35	Amendment No. 2 to the Senior Subordinated Loan Agreement, dated as of August 8, 2012.		10-Q	June 30, 2012

10.36	Amendment No. 3 to the Senior Subordinated Loan Agreement, dated as of December 31, 2012.		8-K	January 7, 2013

10.37	2012 Executive Long-Term Incentive Plan*		DEF 14A	April 18, 2012

21.1	Subsidiaries of the registrant.	X

23.1	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP).	X

24.1	Power of Attorney.***	X

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

		Filed	Incorporated by Reference*
Exhibit No.	Description	Herewith	Form	Date
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document. †	X

101.SCH	XBRL Taxonomy Extension Schema Document. †	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. †	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. †	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. †	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. †	X

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

†
XBRL (eXtensible Business Reporting Language) information is furnished and not filed of part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these Sections.