Form 10-Q
period 2013-03-31
DYNAMICS RESEARCH CORP
filed 2013-05-08
CIK 30822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
	☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

As of May 2, 2013, there were 10,502,699 shares of the registrant's common stock outstanding.

DYNAMICS RESEARCH CORPORATION
FORM 10-Q
For the Quarterly Period Ended March 31, 2013

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
 (In thousands, except share data)

	March 31, 2013	December 31, 2012
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$5	$2
Contract receivables, net	56,214	48,112
Prepaid expenses and other current assets	4,200	2,538
Total current assets	60,419	50,652
Noncurrent assets
Property and equipment, net	13,540	12,511
Goodwill	163,205	163,205
Intangible assets, net	13,686	14,617
Deferred tax asset	13,235	14,678
Other noncurrent assets	4,210	4,388
Total noncurrent assets	207,876	209,399
Total assets	$268,295	$260,051

Liabilities and stockholders' equity
Current liabilities
Current portion of long-term debt	$15,813	$15,125
Accounts payable	25,561	24,847
Accrued compensation and employee benefits	15,013	14,933
Deferred tax liability	2,302	3,009
Other accrued expenses	4,070	5,307
Total current liabilities	62,759	63,221
Long-term liabilities
Long-term debt	80,833	74,018
Other long-term liabilities	35,190	34,941
Total long-term liabilities	116,023	108,959
Total liabilities	178,782	172,180
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.10 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.10 par value; 30,000,000 shares authorized; 10,488,133 and 10,523,559 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	1,049	1,052
Capital in excess of par value	57,522	57,192
Accumulated other comprehensive loss, net of taxes	(31,252)	(31,329)
Retained earnings	62,194	60,956
Total stockholders' equity	89,513	87,871
Total liabilities and stockholders' equity	$268,295	$260,051

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
 (In thousands, except share and per share data)

	Three Months Ended March 31,
	2013	2012
Revenue	$73,562	$85,869
Cost of revenue	62,684	72,273
Gross profit	10,878	13,596

Selling, general and administrative expenses	5,737	6,891
Amortization of intangible assets	931	1,031
Operating income	4,210	5,674
Interest expense, net	(2,175)	(2,779)
Other income, net	67	135
Income before provision for income taxes	2,102	3,030
Provision for income taxes	864	1,239
Net income	$1,238	$1,791

Earnings per share
Basic	$0.12	$0.17
Diluted	$0.12	$0.17

Weighted average shares outstanding
Basic	10,507,163	10,419,343
Diluted	10,525,327	10,464,125

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
 (In thousands)

	Three Months Ended
	March 31,
	2013	2012
Net income	$1,238	$1,791
Other comprehensive loss, net of tax:
Pension liability adjustment, net of tax benefit of $43	64	-
Unrealized losses on derivative instruments, net of tax benefit of $0 and $32 in 2013 and 2012, respectively	(1)	(54)
Less: reclassification adjustment for costs realized in net income, net of tax benefit of $9 and $2 in 2013 and 2012, respectively	14	10
Net unrealized holding gain (loss) on derivative instruments	13	(44)
Other comprehensive loss, net of tax	77	(44)
Comprehensive income	$1,315	$1,747

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
 (In thousands)

	Common Stock Shares	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 31, 2012	10,524	$1,052	$57,192	$(31,329)	$60,956	$87,871
Comprehensive income	-	-	-	77	1,238	1,315
Issuance of common stock through stock plan transactions	15	2	100	-	-	102
Issuance of restricted stock	3	-	-	-	-	-
Forfeiture of restricted stock	(12)	(1)	1	-	-	-
Release of restricted stock	(12)	(1)	(80)	-	-	(81)
Share-based compensation	-	-	133	-	-	133
Common stock subject to rescission rights	(30)	(3)	238	-	-	235
Tax deficiency for stock plan transactions	-	-	(62)	-	-	(62)
Balance at March 31, 2013	10,488	$1,049	$57,522	$(31,252)	$62,194	$89,513

	Common Stock Shares	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 31, 2011	10,322	$1,032	$55,528	$(27,430)	$85,191	$114,321
Comprehensive income	-	-	-	(44)	1,791	1,747
Issuance of common stock through stock plan transactions	11	1	112	-	-	113
Issuance of restricted stock	127	13	(13)	-	-	-
Forfeiture of restricted stock	1	-	-	-	-	-
Release of restricted stock	(14)	(1)	(145)	-	-	(146)
Share-based compensation	-	-	176	-	-	176
Common stock subject to rescission rights	-	-	80	-	-	80
Balance at March 31, 2012	10,447	$1,045	$55,738	$(27,474)	$86,982	$116,291

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$1,238	$1,791
Adjustments to reconcile net cash used in operating activities:
Depreciation	900	1,014
Amortization of intangible assets	931	1,031
Share-based compensation	133	176
Investment loss (income) from equity interest	41	19
Deferred income taxes	684	1,463
Tax deficiency on stock plan transactions	62	-
Other	374	339
Change in operating assets and liabilities:
Contract receivables, net	(8,102)	(4,374)
Prepaid expenses and other current assets	(1,662)	(859)
Accounts payable	416	4,135
Accrued compensation and employee benefits	80	(5,395)
Other accrued expenses	(973)	602
Other long-term liabilities	(880)	(1,562)
Net cash used in operating activities	(6,758)	(1,620)
Cash flows from investing activities:
Purchase of business, net of cash acquired	-	(2,388)
Additions to property and equipment	(284)	(92)
Dividends from equity investment	-	44
Increase in other assets	14	(5)
Net cash used in investing activities	(270)	(2,441)
Cash flow from financing activities:
Repayments under senior term loan	(3,437)	(2,750)
Borrowings under revolving credit agreement	39,000	20,900
Repayments under revolving credit agreement	(28,400)	(18,100)
Proceeds from the exercise of stock plan transactions	102	113
Payments for repurchase of shares	(172)	-
Tax deficiency on stock plan transactions	(62)	-
Net cash provided by financing activities	7,031	163
Net decrease in cash and cash equivalents	3	(3,898)
Cash and cash equivalents, beginning of period	2	3,908
Cash and cash equivalents, end of period	$5	$10

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except share and per share amounts)

NOTE 1. BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Dynamics Research Corporation (the "Company") and its subsidiaries included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X.  The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

In the opinion of management, all adjustments that are of a normal and recurring nature necessary for a fair presentation of the results for the periods presented have been reflected. All material intercompany transactions and balances have been eliminated in consolidation. The results for the three months ended March 31, 2013 may not be indicative of the results that may be expected for the year ending December 31, 2013. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles ("GAAP"). Although we believe our disclosures are adequate to make the information presented not misleading, the accompanying financial information should be read in conjunction with the consolidated financial statements and notes contained in the Company's Form 10-K, filed with the United States Securities and Exchange Commission ("SEC") for the year ended December 31, 2012.

NOTE 2.  RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued Accounting Standards Update ("ASU") 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, an amendment to FASB ASC Topic 220. The update requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This ASU is effective for the Company for annual and interim periods beginning January 1, 2013. The Company adopted the disclosure requirements of this ASU for the quarter ended March 31, 2013.

In January 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, an amendment to FASB ASC Topic 210. The update clarifies that the scope of ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, applies to derivatives accounted for in accordance with FASB ASC Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. This ASU is effective for the Company for annual and interim periods beginning January 1, 2013. The Company adopted the disclosure requirements of this ASU for the quarter ended March 31, 2013.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except share and per share amounts)

NOTE 3. SUPPLEMENTAL BALANCE SHEET INFORMATION

The composition of selected balance sheet accounts are as follows:

	March 31, 2013	December 31, 2012
Contract receivables, net:
Billed receivables	$20,773	$14,785
Unbilled receivables(1):
Revenues recorded in excess of milestone billings on fixed-price contracts with state and local government agencies	8,613	6,828
Retainages and fee withholdings	624	587
Other unbilled receivables	27,126	27,114
Total unbilled receivables	36,363	34,529
Allowance for doubtful accounts	(922)	(1,202)
Contract receivables, net	$56,214	$48,112

Prepaid expenses and other current assets:
Refundable income taxes	$1,221	$1,507
Restricted cash	256	255
Other	2,723	776
Prepaid expenses and other current assets	$4,200	$2,538

Property and equipment, net:
Leasehold improvements	$12,980	$11,218
Software	10,251	10,224
Furniture and other equipment	9,802	9,841
Property and equipment	33,033	31,283
Less accumulated depreciation	(19,493)	(18,772)
Property and equipment, net	$13,540	$12,511

Other noncurrent assets:
Deferred compensation plan investments	$1,510	$1,459
Equity investment	869	910
Other	1,831	2,019
Other noncurrent assets	$4,210	$4,388

Accrued compensation and employee benefits:
Accrued compensation and related taxes	$4,991	$5,881
Accrued vacation	5,708	4,799
Accrued pension liability	2,705	2,800
Other	1,609	1,453
Accrued compensation and employee benefits	$15,013	$14,933

Other accrued expenses:
Deferred rent liability	$1,300	$1,265
Deferred gain on sale of building	676	676
Accrued interest	203	114
Other	1,891	3,252
Other accrued expenses	$4,070	$5,307

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except share and per share amounts)

	March 31, 2013	December 31, 2012
Other long-term liabilities:
Accrued pension liability	$25,407	$26,057
Deferred rent liability	6,442	5,389
Deferred compensation plan liability	1,510	1,459
Deferred gain on sale of building	1,183	1,352
Other	648	684
Other long-term liabilities	$35,190	$34,941

(1)
At March 31, 2013 and December 31, 2012, unbilled retainages and fee withholdings of $0.6 million were not anticipated to be billed within one year. Additionally, at December 31, 2012, $1.5 million of the other unbilled receivable balances were not scheduled to be invoiced within one year.

NOTE 4. GOODWILL AND INTANGIBLE ASSETS

Goodwill

At March 31, 2013 and December 31, 2012, the Company's goodwill totaled $163.2 million.  The Company's annual goodwill impairment test is conducted at November 30 of each calendar year and interim evaluations are performed when the Company determines that a triggering event has occurred that would more likely than not reduce the fair value of its goodwill below its carrying value.  During the first quarter of 2013, no triggering events occurred.

Intangible Assets

Components of the Company's identifiable intangible assets are as follows:

	Weighted average amortization life (years)	Cost	Accumulated Amortization	Net
Balance at March 31, 2013:
Customer relationships	8.3	$14,600	$(4,417)	$10,183
Contractual backlog	6.5	6,700	(3,201)	3,499
Customer contracts	5.4	3,500	(3,496)	4
Total	7.4	$24,800	$(11,114)	$13,686

Balance at December 31, 2012:
Customer relationships	8.3	$14,600	$(3,728)	$10,872
Contractual backlog	6.5	6,700	(2,961)	3,739
Customer contracts	5.4	3,500	(3,494)	6
Trade name	1.5	600	(600)	-
Total	7.3	$25,400	$(10,783)	$14,617

During the first quarter of 2013, the Company wrote-off $0.6 million of fully amortized intangible assets related to the trade name acquired in the High Performance Technologies, Inc. acquisition.  The Company recorded amortization expense for its identifiable intangible assets of $0.9 million and $1.0 million for the three months ended March 31, 2013 and 2012, respectively.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except share and per share amounts)

At March 31, 2013, estimated future amortization expense for the identifiable intangible assets to be recorded in subsequent fiscal years was as follows:

Remainder of 2013	$2,791
2014	$3,663
2015	$2,887
2016	$2,139
2017	$1,171
2018 and thereafter	$1,035

NOTE 5. INCOME TAXES

The Company recorded income tax provisions of $0.9 million and $1.2 million in the first quarters of 2013 and 2012, respectively.  The effective income tax rate was 41.1% and 40.9% in the first quarter of 2013 and 2012, respectively.

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

At March 31, 2013, the Company's unrecognized tax benefits would not impact the effective tax rate as it is temporary in nature.  The total amount of accrued interest and penalties resulting from such unrecognized tax benefits was $0.2 million at March 31, 2013 and December 31, 2012.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except share and per share amounts)

NOTE 6. FINANCING ARRANGEMENTS

The Company's outstanding debt consisted of the following:

	Senior Term Loan	Subordinated Debt	Revolver	Total
Balance at December 31, 2012	$66,625	$25,000	$1,000	$92,625
Borrowings	-	-	39,000	39,000
Repayments	(3,437)	-	(28,400)	(31,837)
Balance at March 31, 2013	63,188	25,000	11,600	99,788
Unamortized loan origination fees	(2,286)	(856)	-	(3,142)
Balance at March 31, 2013, net of unamortized loan origination fees	60,902	24,144	11,600	96,646
Less: Current portion of long-term debt	(15,813)	-	-	(15,813)
Long term debt, net of current portion	$45,089	$24,144	$11,600	$80,833

Weighted average interest rate: (1)
December 31, 2012	4.39%	13.00%	6.25%	6.73%
March 31, 2013	3.87%	13.00%	4.69%	6.25%

(1)	The weighted average interest rate includes the effect of the interest rate swap agreements. See Note 7 for additional information.

At March 31, 2013, the borrowing capacity under our revolver was $7.6 million.

The following table represents changes in unamortized loan origination fees:

Balance at December 31, 2012	$3,482
Amortization	(340)
Balance at March 31, 2013	$3,142

Effective April 26, 2013, the Company amended its credit agreement to adjust the calculation of Consolidated Fixed Charge Coverage ratio to exclude from the calculation of Consolidated Fixed Charges the impact of any make-whole or call payments related to any such payment of the subordinated debt.  At March 31, 2013, the Company was in compliance with its loan covenants.

NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS

The Company's interest rate swap agreement had an initial notional amount of $40.0 million and is used to manage exposure to interest rate changes on the senior term loan.  The swap effectively converts a portion of the Company's variable rate debt under the senior term loan to a fixed rate for a period of two years and without exchanging the notional principal amounts.

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
(Dollars in thousands, except share and per share amounts)

If, at any time, the swap is determined to be ineffective, in whole or in part, due to changes in the interest rate swap or underlying debt agreements, the fair value of the portion of the swap determined to be ineffective will be recognized as a gain or loss in the statement of operations for the applicable period.

The fair value effect on the financial statements from the interest rate swap designated as a cash flow hedge is as follows:

	March 31,	December 31,	Three Months Ended March 31,
	2013	2012	2013	2012
Other long-term liabilities	$38	$60
Gain (loss) recognized in other comprehensive income, net of tax			$13	$(44)

NOTE 8. FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present our assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements At March 31, 2013 Using
Balance Sheet Classification		Level 1	Level 2	Level 3	Total
Assets:
Investments held in Rabbi Trusts	Other noncurrent assets	$1,510	$-	$-	$1,510

Liabilities:
Interest rate swap	Other long-term liabilities	$-	$38	$-	$38

		Fair Value Measurements At December 31, 2012 Using
Balance Sheet Classification		Level 1	Level 2	Level 3	Total
Assets:
Investments held in Rabbi Trusts	Other noncurrent assets	$1,459	$-	$-	$1,459

Liabilities:
Interest rate swap	Other long-term liabilities	$-	$60	$-	$60

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

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except share and per share amounts)

Changes to a financial asset's or liability's level within the fair value hierarchy are determined as of the end of a reporting period.  There were no changes to these levels during the quarter ended March 31, 2013.

The carrying values of cash and cash equivalents, contract receivables and accounts payable approximate fair value because of the short-term nature of these instruments.  The carrying value of the senior term loan approximates fair value because the interest rate is variable and therefore deemed to reflect a market rate of interest.  The carrying value of the subordinated debt approximates fair value based on information received from the counterparty; whom management believes is a knowledgeable market participant and has determined an appropriate measurement of fair value.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company estimates fair value for goodwill by employing three different methodologies to calculate a fair value and then weighting the outputs to arrive at an estimated fair value.

The Company also has a direct investment in a privately held company that is accounted for under the equity method, which is periodically assessed for other-than temporary impairment. If it is determined that an other-than-temporary impairment has occurred, the Company would write down the investment to its fair value. The Company estimates fair value of our equity method investment considering available information such as, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. During the first quarter of 2013, there were no indications to warrant testing for other-than-temporary impairments on our equity method investment.

NOTE 9. DEFINED BENEFIT PENSION PLAN

The components of net periodic pension expense for the Company's defined benefit pension plan are as follows:

	Three Months Ended March 31,
	2013	2012
Interest cost on projected benefit obligation	$968	$998
Expected return on plan assets	(1,447)	(1,197)
Recognized actuarial loss	515	424
Net periodic pension expense	$36	$225

During the first quarter of 2013, the Company contributed $0.7 million to fund the pension plan.

NOTE 10. SHARE-BASED COMPENSATION

Share-Based Compensation Costs

Total share-based compensation recorded in the Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended March 31,
	2013	2012
Cost of products and services	$90	$100
Selling, general and administrative	43	76
Total share-based compensation expense	$133	$176

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except share and per share amounts)

Stock Option Award Activity

The following table summarizes stock option activity under all plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	75,500	$14.23	4.7	$-
Granted	-	$-
Exercised	-	$-
Cancelled	-	$-
Outstanding at March 31, 2013	75,500	$14.23	4.5	$-

Exercisable at December 31, 2012	62,166	$14.42	4.1	$-
Exercisable at March 31, 2013	62,166	$14.42	3.9	$-

During the quarter ended March 31, 2013 and 2012, no stock options were exercised.  As of March 31, 2013 the total unrecognized compensation cost related to stock option awards was under $0.1 million which is expected to be amortized over a weighted-average period of 0.6 years.

Restricted Stock Award Activity

The following table summarizes restricted stock activity:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2012	172,613	$9.44
Granted	3,000	$6.55
Vested	(34,595)	$11.03
Cancelled	(11,461)	$10.62
Nonvested at March 31, 2013	129,557	$8.85

The total fair value of restricted shares vested during the three months ended March 31, 2013 and 2012 was $0.4 million and $0.5 million, respectively. As of March 31, 2013, the total unrecognized compensation cost related to restricted stock awards was $1.0 million, which is expected to be amortized over a weighted-average period of 2.0 years.

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

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except share and per share amounts)

NOTE 11. EARNINGS PER SHARE

For the three months ended March 31, 2013 and 2012, basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Unexercised stock options are excluded from this calculation but are included in the diluted earnings per share calculation using the treasury stock method so long as their effect is not anti-dilutive.  In the first quarter of 2013 the Company re-evaluated its accounting for the treatment of restricted stock awards in computing earnings per share. As a result the Company concluded that the shares are participating securities and accordingly have included them in the calculation of weighted average shares outstanding in the current period.  The effects on prior period presentation of earnings per share are immaterial.

For the three months ended March 31, 2013 and 2012, diluted earnings per share are determined by using the weighted average number of common and dilutive common equivalent shares outstanding during the period.  Due to the anti-dilutive effect, approximately 135,000 and 149,400 options to purchase common stock and restricted stock awards were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2013 and 2012, respectively.

The following table illustrates the reconciliation of the weighted average shares outstanding:

	Three Months Ended March 31,
	2013	2012
Weighted average shares outstanding - Basic	10,507,163	10,419,343
Diluted effect of stock options and restricted stock grants	18,164	44,782
Weighted average shares outstanding - Diluted	10,525,327	10,464,125

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

Major Customers

No individual customer accounted for more than 10% of revenue in the three months ended March 31, 2013 and 2012 and no individual customer accounted for more than 10% of total contract receivables at March 31, 2013 and December 31, 2012.

Related Party

The Company has a 40% interest in HMRTech which is accounted for using the equity method.  Revenues from HMRTech for the three months ended March 31, 2013 and 2012 and amounts due from HMRTech at March 31, 2013 and December 31, 2012 were immaterial.  In addition, HMRTech charged the Company $0.1 million and $0.6 million in the three months ended March 31, 2013 and 2012, relating to contract work.  At March 31, 2013 and December 31, 2012, the Company had a related payable of under $0.1 million and $0.2 million, respectively.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except share and per share amounts)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the consolidated financial statements and the notes to those statements that appear elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the Securities Exchange Commission on March 18, 2013.

Some of the statements in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", and elsewhere in this Quarterly Report on Form 10-Q, contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, regarding future events and the future results of DRC that are based on our current expectations, estimates, forecasts, and projections about the industries in which DRC operates and the beliefs and assumptions of the management of DRC.  Words such as "anticipates", "believes", "estimates", "expects", "intends", "plans", "projects", "may", "will", "should", and other similar expressions are intended to identify these forward-looking statements.  Such statements are subject to factors that could cause actual results to differ materially from anticipated results.  Such factors include but are not limited to, the following:

•	Our dependency on the Federal government and changes in federal spending priorities;
•	Failure by Congress to timely approve budgets governing spending by Federal agencies or to raise the Federal debt ceiling;
•	Risks associated with actual and potential goodwill impairment;
•	A shift in pricing structure for government contracts;
•	The effect of cost-cutting measures within the Department of Defense and elsewhere in the Federal government, including in-sourcing;
•	Risks associated with various, complex Federal government procurement laws and regulations;
•	Failure to obtain new government contracts or retain existing contracts;
•	Risks relating to competitive bidding, recompetes, contract protests, and multiple source contracts;
•	The loss of skilled personnel;
•	The risk of security breaches in systems we develop, install, or maintain;
•	Risks due to government contract provisions providing for rights unfavorable to us, including the ability to terminate contracts at any time for convenience;
•	Potential systems or service failures that could result in liability to our company;
•	Competition with competitors who may have advantages due to having greater resources or qualifying for special statuses;
•	Failure to obtain or maintain necessary security clearances;
•	Adverse effects in the event of an unfavorable Federal audit of our contracts;
•	Failure to adequately safeguard confidential information;
•	Incurrence of expenditures prior to final receipt of contracts;
•	Restrictions contained in our credit facilities;
•	Competitive conditions in current markets and difficulties in entering new markets; and
•	Our ability to maintain sufficient sources of financing and the risk that our financing requirements should increase.

These and other risk factors are more fully described in our Annual Report on Form 10-K for the year ended December 31, 2012 under the section entitled "Risk Factors", and from time to time, in other filings with the SEC.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document.  Actual results may differ materially and adversely from those expressed in any forward-looking statements.  Except to the extent required by applicable law or regulation, DRC undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

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

OVERVIEW

Business

Dynamics Research Corporation is a leading technology and management consulting company focused on driving performance, process, and results for government clients.  We have large company capabilities, small company agility, and a track record providing innovative solutions and rock solid results.  Our go-to-market strategy has several dimensions:

•	Well Positioned in the Best Funded Federal Markets. We believe these markets – healthcare, research and development, homeland security, intelligence, surveillance and reconnaissance, and financial/regulatory reform – will receive sustained priority funding for years to come, based on long-term market force drivers such as (i) the need to curb the growth of healthcare costs and improve quality of care, (ii) the continued emergence of cyber threats, (iii) the on-going war on terrorism, (iv) immigration reform, (v) increased financial regulation, (vi) tax reform, (vii) the need for greater efficiency, (viii) technologically driven change, and (ix) changing federal workforce demographics.

•	Relevant, Differentiated Capabilities. We solve our clients' most complex problems, applying cost effective and emerging technologies. Our solutions – in the science and technology, information technology and management services areas – are differentiated capabilities such as high performance computing, cloud computing, big data, health informatics, mobile, cyber-security, technology strategy and governance, and systems and software engineering. We believe our capabilities align well with the needs of today's government clients that require improved efficiencies and effectiveness, and face procurement reform, transformational and technology based changes, and ongoing, changing security threats.

•	Highly Talented Workforce. We have a highly credentialed and degreed staff - smart, talented experts in their field. Our staff has a record of success solving difficult technical problems, providing the most cost effective solutions, and using a process driven approach. We have hard-working, vibrant breakthrough thinkers, who are focused on client needs and results driven.

•	Extensive Prime Contract Portfolio. Our contracts enable direct client access. We hold a broad, outstanding portfolio of government and agency-wide multiple award schedule indefinite delivery/indefinite quantity ("ID/IQ") task order contracts and single award base purchase agreements. Today, these types of contracts are the federal government's preferred means of procurement for services.

•	Strong Growth Platform. Rapidly adaptable to change, our integrated financial, contracts, human resources, and technology infrastructure provides consistent, reliable results to our clients. As a highly scalable capability, we can commit to support our clients' most stringent and complex needs.

Market

In 2012, 95% of our total revenues were derived from contracts with the United States government, either as a prime contractor or as a subcontractor.  As a result, we are significantly impacted by trends and changes in federal expenditures and procurement policies.  The U.S. government deficit,  budgetary challenges, and efforts to curtail expenditures are on-going and reflected in (i) the Budget Control Act of 2011, which increased the debt ceiling and enacted 10-year discretionary spending caps and automatic spending cuts, referred to as sequestration, which will enact $1.2 trillion of spending cuts over 10 years, (ii) the Defense Strategic Guidance, issued on January 5, 2012 which outlines fundamental changes in Federal defense strategy, providing for a force which is smaller, leaner but agile, flexible, and technologically advanced, and (iii) the ongoing inability of the federal government to legislate spending priorities through the timely approval of an annual budget.

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

RESULTS OF OPERATIONS

Operating results expressed as a percentage of total revenue are as follows:

	Three Months Ended March 31,
	2013		2012
(in millions)
Revenue	$73.6		$85.9

Gross profit	$10.9	14.8%	$13.6	15.8%
Selling, general and administrative	5.7	7.8%	6.9	8.0%
Amortization of intangible assets	0.9	1.3%	1.0	1.2%
Operating income	4.2	5.7%	5.7	6.6%
Interest expense, net	(2.2)	(3.0)%	(2.8)	(3.2)%
Other income, net	0.1	0.1%	0.1	0.2%
Provision for income taxes(1)	0.9	41.1%	1.2	40.9%
Net income(2)	$1.2	1.7%	$1.8	2.1%

(1)	The percentage of provision for income taxes relates to a percentage of income from continuing operations before income taxes.

(2)	Net income may not add due to rounding.

Revenues

Revenues were earned from the following sectors:

	Three Months Ended
	March 31,
(in millions)	2013		2012
Healthcare	$15.3	20.8%	$15.1	17.6%
Homeland Security	10.0	13.6	12.3	14.3
Research and Development	11.4	15.5	11.9	13.9
Intelligence, Surveillance, and Reconnaissance	10.4	14.1	9.5	11.1
Federal Regulation and Reform	6.1	8.3	6.2	7.3
Priority Markets (1)	53.2	72.3	55.1	64.2
Defense Readiness, Logistics, and Command, Control, and Communication	15.3	20.8	26.6	31.0
State Government and Other	5.0	6.9	4.1	4.8
Total Markets (1)	$73.6	100.0%	$85.9	100.0%

(1)	Totals may not add due to rounding.

Revenue decreased by $12.3 million, or 14.3%, in the first quarter of 2013 compared to the same period in 2012.  First quarter 2013 revenue in our priority markets were $53.2 million, 3.4% below the same period a year ago, reflecting lower homeland security revenue as a result of scope reductions on certain Department of Homeland Security ("DHS") headquarters information technology programs.  In the Defense Readiness, Logistics, and Command, Control, and Communications market sectors, various cost reduction initiatives and an increase in set-asides under Small Business Administration ("SBA") programs, resulted in revenue reductions of 42.5% relative to 2012.

Due to on-going federal budget challenges, we anticipate continued turbulence in 2013 in the federal market, including unanticipated scope reductions on existing contracts, delays in award decisions and new program initiatives, and an increase in set-asides under SBA programs, for which we will be ineligible to compete as a prime contractor.  Along these lines, two events have occurred in 2013.  First, a Department of Defense research program, which generated $7.2 million of mostly pass-through revenue in 2012, ended in April 2013, and second, we are anticipating scope reductions on DHS headquarters information technology programs as a result of budget cuts in the range of $4 to $6 million in 2013 as compared with 2012.

The DHS Enterprise Acquisition Gateway to Leading Edge ("EAGLE") contract is currently under re-competition.  We have been one of the leading providers of services under the management services function category of EAGLE. We believe we are well positioned to win the successor contract.  However, the outcome from the competition remains uncertain and there can be no assurance that a successor contract will be awarded to DRC.

Regarding competitions to re-win existing business we won 100% of the award decisions made in the first quarter of 2013, compared to 79% of the award decisions made in the first quarter of 2012.

During 2012, revenues were earned from the following sectors:

	Three Months Ended 2012				Year Ended
	March 31	June 30	September 30	December 31	December 31, 2012 (1)
Healthcare	$15.1	$14.3	$13.2	$14.0	$56.6
Homeland Security	12.3	12.1	11.8	11.3	47.5
Research and Development	11.9	10.7	11.8	11.2	45.6
Intelligence, Surveillance and Reconnaissance	9.5	9.6	10.3	10.2	39.6
Federal Regulation and Reform	6.2	5.9	6.0	5.9	24.1
Priority Markets (1)	55.1	52.6	53.1	52.6	213.5
Defense Readiness, Logistics, and Command, Control and Communication	26.6	24.4	19.7	16.5	87.2
State Government and Other	4.1	3.8	4.0	4.3	16.3
Total Markets (1)	$85.9	$80.8	$76.8	$73.5	$317.0

(1)	Totals may not add due to rounding.

Revenues by contract type as a percentage of revenues were as follows:

	Three Months Ended
	March 31,
	2013	2012
Fixed price, including service type contracts	43%	46%
Time and materials	39	34
Cost reimbursable	18	20
	100%	100%

Prime contract	80%	85%
Sub-contract	20	15
	100%	100%

Backlog and Bookings

Our backlog position was as follows:

(in millions)	March 31, 2013	December 31, 2012
Backlog:
Funded	$130.5	$163.6
Unfunded	430.1	568.1
Total backlog	$560.6	$731.7

We expect that substantially all of our funded backlog at March 31, 2013 will generate revenue during the subsequent twelve month period. The funded backlog generally is subject to possible termination at the convenience of the contracting party. Contracts are typically funded on an annual basis or incrementally for shorter time periods. The funded backlog as of March 31, 2013 and December 31, 2012 covered approximately 5.3 months and 6.7 months of revenue, respectively. Funded bookings were $44.7 million and $54.4 million in the three months ended March 31, 2013 and December 31, 2012, respectively, and generated a book-to-bill ratio of approximately 1.0 to one for both periods.

Total  contract backlog of $560.6 million as of March 31, 2013 was down from $731.7 million at December 31, 2012 primarily as a result of our termination of participation in a ten-year Department of Defense research program, which generated monthly pass through revenue, removing $109 million from contract backlog.  In addition, a contract awarded to DRC in 2012 and protested was recently terminated and as a result reduced contract backlog by $19 million.

Gross Profit

Total gross profit was $10.9 million and $13.6 million for the first quarter of 2013 and 2012, respectively, resulting in a gross margin of 14.8% and 15.8% for each respective period.  Lower revenue in the first quarter of 2013 represented approximately $1.9 million of the gross profit decline.  Overhead costs included in gross profit totaled $16.4 million, or 22.3% of revenue for the first quarter of 2013, compared with $19.0 million, or 22.2% of revenue for the same period in 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $5.7 million and $6.9 million in the first quarter of 2013 and 2012, respectively. Selling, general and administrative expenses as a percent of total revenue decreased to 7.8% in the first quarter of 2013 from 8.0% in the same period in 2012. The decrease in selling, general and administrative expenses in the first quarter of 2013 was primarily due to staffing reductions and other indirect cost reduction initiatives.

Amortization of Intangible Assets

Amortization expense was $0.9 million and $1.0 million the first quarter of 2013 and 2012, respectively.  The remaining amortization expense for the current fiscal year is expected to be approximately $2.8 million.

Interest Expense, net

We incurred net interest expense of $2.2 million and $2.8 million in the first quarter of 2013 and 2012, respectively.  The decrease in interest expense in the first quarter of 2013 compared to the same period in 2012 was due to the lower outstanding debt balances and lower interest rates.

Other Income (Expense), net

Other income (expense) consists of our portion of earnings and losses in HMRTech, gains and losses realized from our deferred compensation plan and results from other non-operating transactions, all of which were immaterial to our results.

Income Tax Provision

We recorded income tax provisions of $0.9 million and $1.2 million in the first quarter of 2013 and 2012, respectively.  The effective income tax rate was 41.1% and 40.9% in the first quarter of 2013 and 2012, respectively.

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

Operating Activities

Net cash used in operating activities was $6.8 million during the first quarter of 2013 compared with $1.6 million for the first quarter of 2012.  The first quarter of each fiscal year is seasonally the weakest quarter of each year from a cash flow viewpoint as a result of payments made in the first quarter of each year for annual incentive compensation, taxes, and increases in prepayments of rents and other expenses.

Cash outflows from net contract receivables were $8.1 million in the first quarter of 2013 compared to $4.4 million in the same period of 2012.  In the first quarter of 2013, billed receivables represented $6.3 million and unbilled receivables represented $1.8 million of total change in net contract receivables compared to billed receivables representing essentially the entire change in the same period of 2012.  Contract receivables days sales outstanding ("DSO"), was 69 days at March 31, 2013 compared to 59 days at December 31, 2012 and 74 days at March 31, 2012.  Federal business DSO, which excludes the effect of state contracts, was 59 days at March 31, 2013 compared to 50 days at December 31, 2012 and 67 days at March 31, 2012.  A slowdown in federal government payments, including the Department of Defense suspension in late February 2013 of the Quick Pay initiative, was the primary cause of an increase of more than $6 million in billed receivables as of March 31, 2013 as compared in December 31, 2012.

On March 1, 2013, we received an indication of intent from a customer to reduce the scope of our work on a contract, on which we had $4.2 million and $4.0 million in unbilled receivables at March 31, 2013 and December 31, 2012, respectively, for costs incurred in advance of billings.  Recovery of these costs is expected through (i) future milestone payments of $2.2 million for work completed or expected to be completed and delivered, and (ii) the remaining balance under the termination for convenience provision of the contract for work we had performed prior to the reduction in scope.

Our net deferred tax asset was $10.9 million and $11.7 million at March 31, 2013 and December 31, 2012, respectively. The decrease in the net deferred tax asset was primarily due to amortization of intangible assets.  During the first quarter of 2013, we received a net refund of approximately $0.1 million in income taxes and currently anticipate net income tax refunds of $0.5 million in the remaining three quarters of 2013, for a total refund anticipated of $0.6 million for the full year 2013.

Share-based compensation was $0.1 million and $0.2 million in the first quarter of 2013 and 2012, respectively.  As of March 31, 2013 the total unrecognized compensation cost related to restricted stock awards was $1.0 million which is expected to be amortized over a weighted-average period of 2.0 years, and the unrecognized compensation cost related to stock option awards was under $0.1 million and is expected to be amortized over a weighted-average period of 0.6 years.

Non-cash amortization expense of our acquired intangible assets was $0.9 million and $1.0 million in the first quarters of 2013 and 2012, respectively.  We anticipate that non-cash expense for the amortization of intangible assets will remain at a comparable quarterly level for the remainder of 2013.

Our defined benefit pension plan was underfunded by $28.1 million and $28.9 million at March 31, 2013 and December 31, 2012, respectively.  We contributed $0.7 million to fund the pension plan in the first quarter of 2013 compared to $0.4 million in the same period of 2012.  We recorded pension expense of under $0.1 million and $0.2 million in the first quarter of 2013 and 2012, respectively.  We expect to contribute a total of $2.8 million to fund the pension plan and anticipate pension expense to be approximately $0.2 million in 2013.

Investing Activities

Net cash used in investing activities was $0.3 million and $2.4 million in the first quarter of 2013 and 2012, respectively.  Net cash used in investing activities in the first quarter of 2013 primarily consisted of payments for capital expenditures.  Net cash used in investing activities in the first quarter of 2012 primarily consisted of the settlement of a working capital payment related to the High Performance Technologies, Inc. acquisition of $2.4 million and payments for capital expenditures of $0.1 million.  We expect discretionary capital expenditures in 2013 to be in the range of $1 million to $2 million.

Financing Activities

Net cash provided by financing activities was $7.0 million and $0.2 million in the first quarter of 2013 and 2012, respectively.  Net cash provided by financing activities in the first quarter of 2013 was primarily due to $10.6 million in net borrowing under the revolver and proceeds from the issuance of common stock through stock plan transactions, partially offset by repayments under the senior term loan of $3.4 million and $0.2 million in payments of repurchased shares, which represented the fair value of shares re-issued in connection with the rescission offer.  Net cash provided by financing activities in the first quarter of 2012 was primarily due to $2.8 million in net borrowings under the revolver and proceeds from the issuance of common stock through stock plan transactions, partially offset by repayments under the senior term loan of $2.8 million.

During the first quarter of 2013, the average outstanding balance of our senior term loan was $66.5 million at a weighted average interest rate of 4.34% compared to $80.0 million at a weighted average interest rate of 4.47% in the first quarter of 2012.  The average outstanding balance of our subordinated loan was $25.0 million and $40.0 million in the first quarter of 2013 and 2012, respectively, at an interest rate of 13.0%.  In addition, our revolver balance was $11.6 million and $2.8 million at March 31, 2013 and 2012, respectively, at a weighted average interest rate of 4.69% and 5.75% for each respective period.

For the remainder of 2013, our senior term loan requires quarterly payments totaling $11.7 million.  We expect operating cash flows will exceed these required repayments.  We will continue to consider prepaying the outstanding balance of the subordinated loan with excess cash flow.

At March 31, 2013, the borrowing capacity under our revolver was $7.6 million.  At March 31, 2013, we were in compliance with our loan covenants.  Our most stringent financial covenant is the fixed charge coverage ratio.  This covenant requires us to maintain a ratio of adjusted consolidated EBITDA to adjusted consolidated interest expense of not less than 1.10 to 1.00.  At March 31, 2013, our fixed charge coverage ratio was 1.23 to 1.00.  This fixed charge coverage ratio is tested on a quarterly basis and is measured on a trailing four fiscal quarter basis.

Effective April 26, 2013, we amended our credit agreement to adjust the calculation of Consolidated Fixed Charge Coverage ratio to exclude from the calculation of Consolidated Fixed Charges the impact of any make-whole or call payments related to any such payment of the subordinated debt.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk associated with our revolver and senior term loan, where interest payments are tied to either the LIBOR or prime rate.  At March 31, 2013, the interest rate on our senior term loan was 3.70%.  Our interest rate swap agreement mitigates the floating interest rate risk on a portion of our outstanding term loan.  The swap agreement effectively fixes the interest rate on a portion of our outstanding term loan at 4.18%, which includes the applicable margin of 3.50% at March 31, 2013. The blended interest rate of our term loan and swap agreement was 3.87% at March 31, 2013.  At any time, a sharp rise in interest rates could have an adverse effect on net interest expense as reported in our Consolidated Statements of Operations. Our potential loss over one year that would result in a hypothetical and instantaneous increase of one full percentage point in the interest rate on the variable portion of the senior term loan would increase annual interest expense by approximately $0.4 million.

In addition, our historical investment positions have been relatively small and short-term in nature.  We typically invest excess cash in money market accounts with original maturities of three months or less with no exposure to market interest rates. We have no significant exposure to foreign currency fluctuations. Foreign sales, which are nominal, are primarily denominated in U.S. dollars.

ITEM 4. CONTROLS AND PROCEDURES

The Company's principal executive officer ("CEO") and principal financial officer ("CFO") evaluated, together with other members of senior management, the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2013; and, based on this review, the Company's CEO and CFO concluded that, as of March 31, 2013, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by it in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarterly period ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth all purchases made by us or on our behalf by any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the first quarter of 2013.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value Of Shares that May Yet Be Purchased Under the Programs(2)
January 1, 2013 to January 31, 2013	-	$-	-	$-
February 1, 2013 to February 28, 2013	8,305	$6.80	-	-
March 1, 2013 to March 31, 2013	34,175	$5.74	30,051	-
Total	42,480	$5.94	30,051	$-

(1)
Represents shares repurchased to cover payroll withholding taxes in connection with the vesting of restricted stock awards.  Also, on March 15, 2013, the Company completed an offer to rescind the sale of up to approximately 86,500 shares issued through the Company's 2003 ESPP between July 2007 and May 2011 that were not registered under federal or state securities laws.  The Company paid the original purchasers for the repurchase of 30,051 shares of the Company's common stock.

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

DYNAMICS RESEARCH CORPORATION
(Registrant)

Date: May 8, 2013	/s/ David Keleher
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: May 8, 2013	/s/ Shaun N. McCarthy
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)