Form 10-Q
period 2013-06-30
DYNAMICS RESEARCH CORP
filed 2013-08-02
CIK 30822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________________ TO _________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [x] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [x] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer [x]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ] No [x]

As of July 29 2013, there were 10,503,704 shares of the registrant’s common stock outstanding.

DYNAMICS RESEARCH CORPORATION
FORM 10-Q
For the Quarterly Period Ended June 30, 2013

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
 (In thousands, except share data)

	June 30, 2013	December 31, 2012
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$718	$2
Contract receivables, net	51,000	48,112
Prepaid expenses and other current assets	3,742	2,538
Total current assets	55,460	50,652
Noncurrent assets
Property and equipment, net	12,940	12,511
Goodwill	163,205	163,205
Intangible assets, net	12,756	14,617
Deferred tax asset	11,871	14,678
Other noncurrent assets	3,996	4,388
Total noncurrent assets	204,768	209,399
Total assets	$260,228	$260,051

Liabilities and stockholders' equity
Current liabilities
Current portion of long-term debt	$16,500	$15,125
Accounts payable	23,762	24,847
Accrued compensation and employee benefits	15,235	14,933
Deferred tax liability	3,480	3,009
Other accrued expenses	3,435	5,307
Total current liabilities	62,412	63,221
Long-term liabilities
Long-term debt	72,441	74,018
Other long-term liabilities	34,422	34,941
Total long-term liabilities	106,863	108,959
Total liabilities	169,275	172,180
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.10 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.10 par value; 30,000,000 shares authorized; 10,504,104 and 10,523,559 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	1,050	1,052
Capital in excess of par value	57,708	57,192
Accumulated other comprehensive loss, net of taxes	(31,171)	(31,329)
Retained earnings	63,366	60,956
Total stockholders' equity	90,953	87,871
Total liabilities and stockholders' equity	$260,228	$260,051

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
 (In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$72,111	$80,834	$145,673	$166,703
Cost of revenue	61,963	68,307	124,647	140,580
Gross profit on revenue	10,148	12,527	21,026	26,123

Selling, general and administrative expenses	5,350	6,410	11,087	13,301
Amortization of intangible assets	930	1,031	1,861	2,062
Impairment of goodwill	-	12,000	-	12,000
Operating income (loss)	3,868	(6,914)	8,078	(1,240)
Interest expense, net	(1,936)	(2,621)	(4,111)	(5,400)
Other income (expense), net	32	(71)	99	64
Income (loss) before provision (benefit) for income taxes	1,964	(9,606)	4,066	(6,576)
Provision (benefit) for income taxes	792	(3,527)	1,656	(2,288)
Net income (loss)	$1,172	$(6,079)	$2,410	$(4,288)

Earnings (loss) per common share
Basic	$0.11	$(0.59)	$0.23	$(0.42)
Diluted	$0.11	$(0.59)	$0.23	$(0.42)

Weighted average shares outstanding
Basic	10,499,217	10,319,901	10,503,740	10,330,851
Diluted	10,517,381	10,319,901	10,521,904	10,330,851

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
 (In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$1,172	$(6,079)	$2,410	$(4,288)
Other comprehensive income (loss), net of tax:
Pension liability adjustment, net of tax provision (benefit) of $(46) and $182 in the three months ended June 30, 2013 and 2012, respectively, and $(89) and $182 in the six months ended June 30, 2013 and 2012, respectively	70	(278)	134	(278)
Unrealized losses on derivative instruments, net of tax benefit of $1 and $2 in the three months ended June 30, 2013 and 2012, respectively, and $1 and $34 in the six months ended June 30, 2013 and 2012, respectively	(1)	(2)	(2)	(56)
Less: reclassification adjustment for costs realized in net income, net of tax benefit of $8 and $5 in the three months ended June 30, 2013 and 2012, respectively, and $17 and $25 in the six months ended June 30, 2013 and 2012, respectively	12	9	26	19
Net unrealized holding gain (loss) on derivative instruments	11	7	24	(37)
Other comprehensive income (loss), net of tax	81	(271)	158	(315)
Comprehensive income (loss)	$1,253	$(6,350)	$2,568	$(4,603)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)
FOR THE THREE MONTHS ENDED JUNE 30, 2013 AND 2012
 (In thousands)

	Common Stock Shares	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at March 31, 2013	10,488	$1,049	$57,522	$(31,252)	$62,194	$89,513
Comprehensive income	-	-	-	81	1,172	1,253
Issuance of common stock through stock plan transactions	15	1	80	-	-	81
Issuance of restricted stock	15	1	(1)	-	-	-
Forfeiture of restricted stock	(13)	(1)	1	-	-	-
Release of restricted stock	(1)	-	(2)	-	-	(2)
Share-based compensation	-	-	131	-	-	131
Tax deficiency from stock plan transactions	-	-	(23)	-	-	(23)
Balance at June 30, 2013	10,504	$1,050	$57,708	$(31,171)	$63,366	$90,953

	Common Stock Shares	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at March 31, 2012	10,447	$1,045	$55,738	$(27,474)	$86,982	$116,291
Comprehensive loss	-	-	-	(271)	(6,079)	(6,350)
Issuance of common stock through stock plan transactions	17	2	118	-	-	120
Issuance of restricted stock	2	-	-	-	-	-
Forfeiture of restricted stock	(6)	(1)	1	-	-	-
Release of restricted stock	(1)	-	(10)	-	-	(10)
Share-based compensation	-	-	175	-	-	175
Common stock subject to rescission rights	-	-	724	-	-	724
Tax deficiency from stock plan transactions	-	-	(34)	-	-	(34)
Balance at June 30, 2012	10,459	$1,046	$56,712	$(27,745)	$80,903	$110,916

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
 (In thousands)

	Common Stock Shares	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 31, 2012	10,524	$1,052	$57,192	$(31,329)	$60,956	$87,871
Comprehensive income	-	-	-	158	2,410	2,568
Issuance of common stock through stock plan transactions	30	3	180	-	-	183
Issuance of restricted stock	18	1	(1)	-	-	-
Forfeiture of restricted stock	(25)	(2)	2	-	-	-
Release of restricted stock	(13)	(1)	(82)	-	-	(83)
Share-based compensation	-	-	264	-	-	264
Common stock subject to rescission rights	(30)	(3)	238	-	-	235
Tax deficiency from stock plan transactions	-	-	(85)	-	-	(85)
Balance at June 30, 2013	10,504	$1,050	$57,708	$(31,171)	$63,366	$90,953

	Common Stock Shares	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 31, 2011	10,322	$1,032	$55,528	$(27,430)	$85,191	$114,321
Comprehensive loss	-	-	-	(315)	(4,288)	(4,603)
Issuance of common stock through stock plan transactions	28	3	230	-	-	233
Issuance of restricted stock	129	13	(13)	-	-	-
Forfeiture of restricted stock	(5)	(1)	1	-	-	-
Release of restricted stock	(15)	(1)	(155)	-	-	(156)
Share-based compensation	-	-	351	-	-	351
Common stock subject to rescission rights	-	-	804	-	-	804
Tax deficiency from stock plan transactions	-	-	(34)	-	-	(34)
Balance at June 30, 2012	10,459	$1,046	$56,712	$(27,745)	$80,903	$110,916

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$2,410	$(4,288)
Adjustments to reconcile net cash provided by operating activities:
Impairment of goodwill	-	12,000
Depreciation	1,820	2,018
Amortization of intangible assets	1,861	2,062
Share-based compensation	264	351
Investment loss from equity interest	45	38
Deferred income taxes	3,172	(1,165)
Tax deficiency from stock plan transactions	85	34
Other	601	662
Change in operating assets and liabilities:
Contract receivables, net	(2,888)	2,394
Prepaid expenses and other current assets	(1,204)	(1,684)
Accounts payable	(1,365)	(1,589)
Accrued compensation and employee benefits	302	(4,819)
Other accrued expenses	(1,514)	(309)
Other long-term liabilities	(1,395)	(1,587)
Net cash provided by operating activities	2,194	4,118
Cash flows from investing activities:
Purchase of business, net of cash acquired	-	(2,388)
Additions to property and equipment	(621)	(215)
Dividends from equity investment	90	86
Increase in other assets	25	-
Net cash used in investing activities	(506)	(2,517)
Cash flow from financing activities:
Repayments under senior term loan	(6,875)	(6,500)
Borrowings under revolving credit agreement	62,000	53,300
Repayments under revolving credit agreement	(56,000)	(52,500)
Payments of deferred financing costs	(23)	-
Proceeds from the exercise of stock plan transactions	183	233
Payments of repurchased shares	(172)	-
Tax deficiency from stock plan transactions	(85)	(34)
Net cash used in financing activities	(972)	(5,501)
Net increase (decrease) in cash and cash equivalents	716	(3,900)
Cash and cash equivalents, beginning of period	2	3,908
Cash and cash equivalents, end of period	$718	$8

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

In the opinion of management, all adjustments that are of a normal and recurring nature necessary for a fair presentation of the results for the periods presented have been reflected. All material intercompany transactions and balances have been eliminated in consolidation. The results for the three and six months ended June 30, 2013 may not be indicative of the results that may be expected for the year ending December 31, 2013. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles (“GAAP”). Although we believe our disclosures are adequate to make the information presented not misleading, the accompanying financial information should be read in conjunction with the consolidated financial statements and notes contained in the Company’s Form 10-K, filed with the United States Securities and Exchange Commission (“SEC”) for the year ended December 31, 2012.

NOTE 2.  RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued Accounting Standards Update ("ASU") 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, an amendment to FASB ASC Topic 220. The update requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This ASU is effective for the Company for annual and interim periods beginning January 1, 2013. The Company adopted the disclosure requirements of this ASU for the quarter ended June 30, 2013.

In January 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, an amendment to FASB ASC Topic 210. The update clarifies that the scope of ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, applies to derivatives accounted for in accordance with FASB ASC Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. This ASU is effective for the Company for annual and interim periods beginning January 1, 2013. The Company adopted the disclosure requirements of this ASU for the quarter ended June 30, 2013.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except share and per share amounts)

NOTE 3. SUPPLEMENTAL BALANCE SHEET INFORMATION

The composition of selected balance sheet accounts are as follows:

	June 30, 2013	December 31, 2012
Contract receivables, net:
Billed receivables	$18,232	$14,785
Unbilled receivables(1):
Revenues recorded in excess of milestone billings on fixed-price contracts with state and local government agencies	8,789	6,828
Retainages and fee withholdings	632	587
Other unbilled receivables	24,263	27,114
Total unbilled receivables	33,684	34,529
Allowance for doubtful accounts	(916)	(1,202)
Contract receivables, net	$51,000	$48,112

Prepaid expenses and other current assets:
Refundable income taxes	$2,206	$1,507
Restricted cash	206	255
Other	1,330	776
Prepaid expenses and other current assets	$3,742	$2,538

Property and equipment, net:
Leasehold improvements	$12,973	$11,218
Software	9,975	10,224
Furniture and other equipment	10,080	9,841
Property and equipment	33,028	31,283
Less accumulated depreciation	(20,088)	(18,772)
Property and equipment, net	$12,940	$12,511

Other noncurrent assets:
Deferred compensation plan investments	$1,561	$1,459
Equity investment	775	910
Other	1,660	2,019
Other noncurrent assets	$3,996	$4,388

Accrued compensation and employee benefits:
Accrued compensation and related taxes	$4,888	$5,881
Accrued vacation	5,877	4,799
Accrued pension liability	2,500	2,800
Other	1,970	1,453
Accrued compensation and employee benefits	$15,235	$14,933

Other accrued expenses:
Deferred rent liability	$1,341	$1,265
Deferred gain on sale of building	676	676
Accrued interest	51	114
Other	1,367	3,252
Other accrued expenses	$3,435	$5,307

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except share and per share amounts)

	June 30, 2013	December 31, 2012
Other long-term liabilities:
Accrued pension liability	$25,019	$26,057
Deferred rent liability	6,235	5,389
Deferred compensation plan liability	1,561	1,459
Deferred gain on sale of building	1,014	1,352
Other	593	684
Other long-term liabilities	$34,422	$34,941

(1)
At June 30, 2013 and December 31, 2012, unbilled retainages and fee withholdings of $0.6 million were not anticipated to be billed within one year. Additionally, at December 31, 2012, $1.5 million of the other unbilled receivable balances were not scheduled to be invoiced within one year.

NOTE 4. GOODWILL AND INTANGIBLE ASSETS

Goodwill

At June 30, 2013 and December 31, 2012, the Company’s goodwill totaled $163.2 million.  The Company’s annual goodwill impairment test is conducted at November 30 of each calendar year and interim evaluations are performed when the Company determines that a triggering event has occurred that would more likely than not reduce the fair value of its goodwill below its carrying value.  During the second quarter of 2013, no triggering events occurred.

During the second quarter of 2012, due to a decline in the market price of the Company’s stock, the market capitalization of the Company was below the carrying value of equity, which the Company considered a triggering event and therefore performed an interim step 1 impairment test.  As a result of the impairment test, the Company recorded a preliminary goodwill impairment charge of $12.0 million in the second quarter of 2012.

Intangible Assets

Components of the Company’s identifiable intangible assets are as follows:

	Weighted Average Amortization Life (Years)	Cost	Accumulated Amortization	Net
Balance at June 30, 2013:
Customer relationships	8.3	$14,600	$(5,106)	$9,494
Contractual backlog	6.5	6,700	(3,441)	3,259
Customer contracts	5.4	3,500	(3,497)	3
Total	7.4	$24,800	$(12,044)	$12,756

Balance at December 31, 2012:
Customer relationships	8.3	$14,600	$(3,728)	$10,872
Contractual backlog	6.5	6,700	(2,961)	3,739
Customer contracts	5.4	3,500	(3,494)	6
Trade name	1.5	600	(600)	-
Total	7.3	$25,400	$(10,783)	$14,617

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except share and per share amounts)

During the first quarter of 2013, the Company wrote-off $0.6 million of fully amortized intangible assets related to the trade name acquired in the High Performance Technologies, Inc. acquisition.  The Company recorded amortization expense for its identifiable intangible assets of $0.9 million and $1.0 million for the three months ended June 30, 2013 and 2012, respectively, and $1.9 million and $2.1 million for the first half of 2013 and 2012, respectively.

At June 30, 2013, estimated future amortization expense for the identifiable intangible assets to be recorded in subsequent fiscal years was as follows:

Remainder of 2013	$1,861
2014	$3,663
2015	$2,887
2016	$2,139
2017	$1,171
2018 and thereafter	$1,035

NOTE 5. INCOME TAXES

The Company recorded income tax provisions of $0.8 million and $1.7 million in the second quarter and first half of 2013, respectively, and income tax benefits of $3.5 million and $2.3 million in the second quarter and first half of 2012, respectively.  The effective income tax rate was 40.7% and 34.8% in the first half of 2013 and 2012, respectively.  Excluding the goodwill impairment charge, the effective income tax rate for the first half of 2012 was 40.8%.

The Company is permitted to deduct certain intangible assets and goodwill balances over a period of 15 years from the date of the historic acquisitions, thereby reducing the Company’s taxable income as reported on the income tax return.  The Company estimates the annual cash savings from these deductions, as compared with tax expense to be provided for in the Company’s financial statements, from these deductions as follows:

Income Tax Benefit
2013	$4,700
2014	4,800
2015	5,100
2016	5,300
2017	5,600
2018 and thereafter	38,200
$63,700

In the year in which these benefits are realized, the Company would recognize a reduction in a long term deferred tax asset.

At June 30, 2013, the Company did not have any unrecognized tax benefits.  During the second quarter of 2013, the Company reversed its uncertain tax position reserve.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except share and per share amounts)

NOTE 6. FINANCING ARRANGEMENTS

The Company’s outstanding debt consisted of the following:

	Senior Term Loan	Subordinated Debt	Revolver	Total
Balance at December 31, 2012	$66,625	$25,000	$1,000	$92,625
Borrowings	-	-	62,000	62,000
Repayments	(6,875)	-	(56,000)	(62,875)
Balance at June 30, 2013	59,750	25,000	7,000	91,750
Unamortized loan origination fees	(2,004)	(805)	-	(2,809)
Balance at June 30, 2013, net of unamortized loan origination fees	57,746	24,195	7,000	88,941
Less: Current portion of long-term debt	(16,500)	-	-	(16,500)
Long term debt, net of current portion	$41,246	$24,195	$7,000	$72,441

Weighted average interest rate: (1)
December 31, 2012	4.39%	13.00%	6.25%	6.73%
June 30, 2013	4.34%	13.00%	4.78%	6.73%

(1)	The weighted average interest rate includes the effect of the interest rate swap agreements. See Note 7 for additional information.

At June 30, 2013, the borrowing capacity under our revolver was $12.5 million.

The following table represents changes in unamortized loan origination fees:

Balance at December 31, 2012	$3,482
Amortization	(673)
Balance at June 30, 2013	$2,809

Effective April 26, 2013, the Company amended its credit agreement to adjust the calculation of Consolidated Fixed Charge Coverage ratio to exclude from the calculation of Consolidated Fixed Charges the impact of any make-whole or call payments related to any such payment of the subordinated debt.  At June 30, 2013, the Company was in compliance with its loan covenants.

NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS

The Company’s interest rate swap agreement had an initial notional amount of $40.0 million and is used to manage exposure to interest rate changes on the senior term loan.  The swap effectively converts a portion of the Company’s variable rate debt under the senior term loan to a fixed rate for a period of two years and without exchanging the notional principal amounts.

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

The fair value effect on the financial statements from the interest rate swap designated as a cash flow hedge is as follows:

	June 30, 2013	December 31, 2012
Other long-term liabilities	$19	$60

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Gain (loss) recognized in other comprehensive income, net of tax	$11	$7	$24	$(37)

NOTE 8. FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present our assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements At June 30, 2013 Using
	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Rabbi Trusts	Other noncurrent assets	$1,561	$-	$-	$1,561

Liabilities:
Interest rate swap	Other long-term liabilities	$-	$19	$-	$19

		Fair Value Measurements At December 31, 2012 Using
	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Rabbi Trusts	Other noncurrent assets	$1,459	$-	$-	$1,459

Liabilities:
Interest rate swap	Other long-term liabilities	$-	$60	$-	$60

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

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except share and per share amounts)

Changes to a financial asset’s or liability’s level within the fair value hierarchy are determined as of the end of a reporting period.  There were no changes to these levels during the quarter ended June 30, 2013.

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

The Company also has a direct investment in a privately held company that is accounted for under the equity method, which is periodically assessed for other-than temporary impairment. If it is determined that an other-than-temporary impairment has occurred, the Company would write down the investment to its fair value. The Company estimates fair value of our equity method investment considering available information such as, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. During the first half of 2013, there were no indications to warrant testing for other-than-temporary impairments on our equity method investment.

NOTE 9. DEFINED BENEFIT PENSION PLAN

The components of net periodic pension expense for the Company’s defined benefit pension plan are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest cost on projected benefit obligation	$834	$997	$1,802	$1,995
Expected return on plan assets	(1,247)	(1,197)	(2,694)	(2,394)
Recognized actuarial loss	477	424	992	848
Net periodic pension expense	$64	$224	$100	$449

During the first half of 2013, the Company contributed $1.2 million to fund the pension plan.

NOTE 10. SHARE-BASED COMPENSATION

Share-Based Compensation Costs

Total share-based compensation recorded in the Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of products and services	$69	$95	$159	$195
Selling, general and administrative	62	80	105	156
Total share-based compensation expense	$131	$175	$264	$351

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except share and per share amounts)

Stock Option Award Activity

The following table summarizes stock option activity under all plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	75,500	$14.23	4.7	$-
Granted	-	$-
Exercised	-	$-
Cancelled	(5,000)	$11.89
Outstanding at June 30, 2013	70,500	$14.40	4.5	$-

Exercisable at December 31, 2012	62,166	$14.42	4.1	$-
Exercisable at June 30, 2013	67,166	$14.44	4.4	$-

During the three and six months ended June 30, 2013 and 2012, no stock options were exercised.  As of June 30, 2013 the total unrecognized compensation cost related to stock option awards was immaterial and is expected to be amortized over the remainder of 2013.

Restricted Stock Award Activity

The following table summarizes restricted stock activity:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2012	172,613	$9.44
Granted	18,000	$5.36
Vested	(42,795)	$11.26
Cancelled	(24,930)	$8.49
Nonvested at June 30, 2013	122,888	$8.40

The total fair value of restricted shares vested during the six months ended June 30, 2013 and 2012 was $0.5 million and $0.6 million, respectively. As of June 30, 2013, the total unrecognized compensation cost related to restricted stock awards was $0.8 million, which is expected to be amortized over a weighted-average period of 1.9 years.

On March 15, 2013, the Company completed an offer to rescind the sale of up to approximately 86,500 shares issued through the Company’s 2003 ESPP between July 2007 and May 2011 that were not registered under federal or state securities laws.  The Company paid a total of $0.4 million to the original purchasers for the repurchase of approximately 30,100 shares of the Company’s common stock.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except share and per share amounts)

NOTE 11. EARNINGS PER SHARE

For the three and six months ended June 30, 2013 and 2012, basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Unexercised stock options are excluded from this calculation but are included in the diluted earnings per share calculation using the treasury stock method so long as their effect is not anti-dilutive.  In the first quarter of 2013, the Company re-evaluated its accounting for the treatment of restricted stock awards in computing earnings per share. As a result the Company concluded that the shares are participating securities and accordingly have included them in the calculation of weighted average shares outstanding in the current period.  The effects on prior period presentation of earnings per share are immaterial.

For the three and six months ended June 30, 2013 and 2012, diluted earnings per share are determined by using the weighted average number of common and dilutive common equivalent shares outstanding during the period.  Due to the anti-dilutive effect, approximately 135,200 and 132,200 options to purchase common stock and restricted stock awards were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2013, respectively.  For the three and six months ended June 30 2012, the diluted effect of stock options and restricted stock grants of approximately 246,700 and 202,300 shares, respectively, were not included in the computation of diluted loss per share as the net loss would have made their effect anti-dilutive.

The following table illustrates the reconciliation of the weighted average shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Weighted average shares outstanding - Basic	10,499,217	10,319,901	10,503,740	10,330,851
Diluted effect of stock options and restricted stock grants	18,164	-	18,164	-
Weighted average shares outstanding - Diluted	10,517,381	10,319,901	10,521,904	10,330,851

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

Major Customers

No individual customer accounted for more than 10% of revenue in the three and six months ended June 30, 2013 and 2012 and no individual customer accounted for more than 10% of total contract receivables at June 30, 2013 and December 31, 2012.

Related Party

The Company has a 40% interest in HMRTech which is accounted for using the equity method.  Revenues from HMRTech for the three and six months ended June 30, 2013 and 2012 and amounts due from HMRTech at June 30, 2013 and December 31, 2012 were immaterial.  In addition, HMRTech charged the Company $0.4 million in the three months ended June 30, 2012 relating to contract work, and $0.1 million and $0.9 million for the first half of 2013 and 2012, respectively.  At December 31, 2012, the Company had a related payable of $0.2 million.

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

These and other risk factors are more fully described in our Annual Report on Form 10-K for the year ended December 31, 2012 under the section entitled “Risk Factors”, and from time to time, in other filings with the SEC.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document.  Actual results may differ materially and adversely from those expressed in any forward-looking statements.  Except to the extent required by applicable law or regulation, DRC undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

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

•
Relevant, Differentiated Capabilities.  We solve our clients’ most complex problems, applying cost effective and emerging technologies.  Our solutions – in the science and technology, information technology and management services areas – are differentiated capabilities such as high performance computing, cloud computing, big data, health informatics, mobile, cyber-security, technology strategy and governance, and systems and software engineering.  We believe our capabilities align well with the needs of today’s government clients that require improved efficiencies and effectiveness, and face procurement reform, transformational and technology based changes, and ongoing, changing security threats.

•
Highly Talented Workforce.  We have a highly credentialed and degreed staff - smart, talented experts in their field. Our staff has a record of success solving difficult technical problems, providing the most cost effective solutions, and using a process driven approach.  We have hard-working, vibrant breakthrough thinkers, who are focused on client needs and results driven.

•
Extensive Prime Contract Portfolio.  Our contracts enable direct client access. We hold a broad, outstanding portfolio of government and agency-wide multiple award schedule indefinite delivery/indefinite quantity (“ID/IQ”) task order contracts and single award base purchase agreements.  Today, these types of contracts are the federal government’s preferred means of procurement for services.

•
Strong Growth Platform.  Rapidly adaptable to change, our integrated financial, contracts, human resources, and technology infrastructure provides consistent, reliable results to our clients.  As a highly scalable capability, we can commit to support our clients’ most stringent and complex needs.

Market

In the first six months of 2013 and 2012, respectively, 93% and 95% of our total revenues were derived from contracts with the United States government, either as a prime contractor or as a subcontractor.  As a result, we are significantly impacted by trends and changes in federal expenditures and procurement policies.  The U.S. government deficit,  budgetary challenges, and efforts to curtail expenditures are on-going and reflected in (i) the Budget Control Act of 2011, which increased the debt ceiling and enacted 10-year discretionary spending caps and automatic spending cuts, referred to as sequestration, which will enact $1.2 trillion of spending cuts over 10 years, (ii) the Defense Strategic Guidance, issued on January 5, 2012 which outlines fundamental changes in Federal defense strategy, providing for a force which is smaller, leaner but agile, flexible, and technologically advanced, and (iii) the ongoing inability of the federal government to legislate spending priorities through the timely approval of an annual budget.

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

RESULTS OF OPERATIONS

Operating results expressed as a percentage of total revenue are as follows:

	Three Months Ended June 30,
	2013		2012
Revenue	$72.1		$80.8

Gross profit	$10.1	14.1%	$12.5	15.5%
Selling, general and administrative	5.4	7.4%	6.4	7.9%
Amortization of intangible assets	0.9	1.3%	1.0	1.3%
Impairment of goodwill	-	0.0%	12.0	14.8%
Operating income (loss)	3.9	5.4%	(6.9)	(8.6)%
Interest expense, net	(1.9)	(2.7)%	(2.6)	(3.2)%
Other income (expense), net	0.0	0.0%	(0.1)	(0.1)%
Provision (benefit) for income taxes(1)	0.8	40.3%	(3.5)	36.7%
Net income (loss)	$1.2	1.6%	$(6.1)	(7.5)%

	Six Months Ended June 30,
	2013		2012
Revenue	$145.7		$166.7

Gross profit	$21.0	14.4%	$26.1	15.7%
Selling, general and administrative	11.1	7.6%	13.3	8.0%
Amortization of intangible assets	1.9	1.3%	2.1	1.2%
Impairment of goodwill	-	0.0%	12.0	7.2%
Operating income (loss)(2)	8.1	5.5%	(1.2)	(0.7)%
Interest expense, net	(4.1)	(2.8)%	(5.4)	(3.2)%
Other income (expense), net	0.1	0.1%	0.1	0.0%
Provision (benefit) for income taxes(1)	1.7	40.7%	(2.3)	34.8%
Net income (loss)(2)	$2.4	1.7%	$(4.3)	(2.6)%

(1)	The percentage of provision for income taxes relates to a percentage of income from continuing operations before income taxes.

(2)	Results may not add due to rounding.

Revenues

Revenues were earned from the following sectors:

	Three Months Ended June 30,
(in millions)	2013		2012
Healthcare	$15.9	22.1%	$14.3	17.7%
Homeland Security	9.4	13.1	12.1	15.0
Research and Development	10.8	15.0	10.7	13.2
Intelligence, Surveillance and Reconnaissance	10.2	14.2	9.6	11.9
Federal Regulation and Reform	6.2	8.6	5.9	7.3
Priority Markets(1)	52.6	73.0	52.6	65.1
Defense Readiness, Logistics, and Command, Control and Communication	13.9	19.3	24.4	30.2
State Government and Other	5.6	7.7	3.8	4.7
Total Markets(1)	$72.1	100.0%	$80.8	100.0%

	Six Months Ended June 30,
(in millions)	2013		2012
Healthcare	$31.2	21.4%	$29.5	17.7%
Homeland Security	19.5	13.4	24.4	14.6
Research and Development	22.2	15.2	22.6	13.5
Intelligence, Surveillance and Reconnaissance	20.6	14.1	19.1	11.5
Federal Regulation and Reform	12.3	8.5	12.1	7.3
Priority Markets(1)	105.8	72.7	107.7	64.6
Defense Readiness, Logistics, and Command, Control and Communication	29.2	20.1	51.0	30.6
State Government and Other	10.6	7.3	8.0	4.8
Total Markets(1)	$145.7	100.0%	$166.7	100.0%

(1)	Totals may not add due to rounding.

Revenue decreased by $8.7 million, or 10.8%, in the second quarter of 2013 compared to the same period in 2012, and $21.0 million, or 12.6%, in the first half of 2013 compared to the same period in 2012.

Revenue in our priority markets of $52.6 million for the second quarter of 2013 was essentially flat with the same period in 2012.  For the six months ended June 30, 2013, revenue in our priority markets of $105.8 million was down slightly from the same period in 2012.

Healthcare revenues increased 11.1% and 6.0% in the second quarter and first half of 2013, respectively, compared to the same periods in 2012.  Growth in this market resulted from a contract award we received in the second half of 2012 from the Department of Health and Human Services Food and Drug Administration for scientific computing services and additional task orders under our TRICARE Evaluation, Analysis, and Management Support (“TEAMS”) contract.

Homeland security revenue of $9.4 million for the second quarter of 2013 and $19.5 million for the first six months of 2013 were lower than comparable periods in 2012.  The weakness we are experiencing in the homeland security market has resulted from scope reductions on certain Department of Homeland Security (“DHS”) headquarters information technology programs.  We have been one of the leading providers of services under DHS’s first Enterprise Acquisition Gateway to Leading Edge (“EAGLE”) contract.  On August 1, 2013, the DHS announced that we were one of 11 companies awarded a new contract, known as EAGLE II, under functional category 2, Information Technology Program Support Services.  The new contract has a 7-year period of performance, enabling us to continue to bid for new EAGLE task orders and continue providing a full range of business and technical management services in support of the Department’s programs and offices.

Research and development revenue of $10.8 million for the second quarter of 2013 and $22.2 million for the first six months of 2013 were essentially flat with the same periods in 2012.  Earlier this year we ended our participation in a research consortium, which generated $7.2 million of mostly pass-through revenue in 2012.  This program generated revenue of $0.1 million and $1.2 million during the second quarters of 2013 and 2012, respectively, and $1.3 million and $4.0 million in the respective six month periods.  Excluding this program, revenue in our research and development market grew by 13.6% in the second quarter of 2013 and 12.7% for the first six months of 2013, compared to the same periods in 2012.

Intelligence, Surveillance and Reconnaissance revenue of $10.2 million and $20.6 million for the second quarter and first six months of 2013 was up 6.3% and 7.7%, respectively, compared with the same periods in 2012 as a result of expansion on existing contracts for Air Force unmanned aerial systems and IT innovation work for an intelligence agency.

Financial regulation and reform revenue of $6.2 million and $12.3 million for the second quarter and first six months of 2013 was up 4.9% and 1.6%, respectively, compared with the same periods in 2012.

Defense Readiness, Logistics, and Command, Control, and Communications revenue of $13.9 million and $29.2 million for the second quarter and first six months of 2013 was down 43.0% and 42.7%, respectively, compared with the same periods in 2012.  Conditions remain very challenging in these market sectors, where scope reductions on existing contracts and an increase in contract set-asides under Small Business Administration (“SBA”) programs have eroded our business.

Revenue from state government and other programs of $5.6 million and $10.6 million for the second quarter and first six months of 2013 was up 45.9% and 33.4%, respectively, compared with the same periods in 2012.  Revenue from other programs is mainly 3rd party cloud certification services under the FedRAMP program.

Regarding competitions to re-win existing business we won 96% of the award decisions made in the first half of 2013, compared to 83% of the award decisions made in the first half of 2012.

Revenues by contract type as a percentage of revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Fixed price, including service type contracts	42%	47%	42%	46%
Time and materials	40	33	40	34
Cost reimbursable	18	20	18	20
	100%	100%	100%	100%

Prime contract	79%	85%	80%	85%
Sub-contract	21	15	20	15
	100%	100%	100%	100%

Backlog and Bookings

Our backlog position was as follows:

(in millions)	June 30, 2013	December 31, 2012
Backlog:
Funded	$102.7	$163.6
Unfunded	411.9	568.1
Total backlog(1)	$514.7	$731.7

(1)	Totals may not add due to rounding.

We expect that substantially all of our funded backlog at June 30, 2013 will generate revenue during the subsequent twelve month period. The funded backlog generally is subject to possible termination at the convenience of the contracting party. Contracts are typically funded on an annual basis or incrementally for shorter time periods. The funded backlog as of June 30, 2013 and December 31, 2012 covered approximately 4.3 months and 6.7 months of revenue, respectively. Funded bookings were $48.7 million and $54.4 million in the three months ended June 30, 2013 and December 31, 2012, respectively, and generated a book-to-bill ratio of approximately 0.7 to one for both periods.

Total contract backlog of $514.7 million as of June 30, 2013 was down from $731.7 million at December 31, 2012 primarily as a result of our termination of participation in a ten-year Department of Defense research program, which generated monthly pass through revenue, removing $109 million from contract backlog.  In addition, a contract awarded to DRC in 2012 and protested was recently terminated and as a result reduced contract backlog by $19 million.

Gross Profit

Total gross profit was $10.1 million and $12.5 million for the second quarter of 2013 and 2012, respectively, resulting in a gross margin of 14.1% and 15.5%, respectively.  For the first half of 2013 and 2012, gross profit was $21.0 million and $26.1 million, respectively, resulting in a gross margin of 14.4% and 15.7%, respectively.  Lower revenue represented approximately $1.4 million and $3.3 million of the gross profit decline in the second quarter and first half of 2013, respectively.  Overhead costs included in gross profit totaled $16.4 million, or 22.8% of revenue for the second quarter of 2013, compared with $19.2 million, or 23.7% of revenue for the same period in 2012 and $32.8 million, or 22.5% of revenue for the first half of 2013, compared with $38.2 million, or 22.9% of revenue in the first half of 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $5.4 million and $6.4 million in the second quarter of 2013 and 2012, respectively, and $11.1 million and $13.3 million, respectively, in the first half then ended. Selling, general and administrative expenses as a percent of total revenue in the second quarter of 2013 and 2012 were 7.4% and 7.9%, respectively, and 7.6% and 8.0%, respectively, for the first half then ended. The decrease in selling, general and administrative expenses was primarily due to staffing reductions and other indirect cost reduction initiatives.

Amortization of Intangible Assets

Amortization expense in the second quarter of 2013 and 2012 was $0.9 million and $1.0 million, respectively, and $1.9 million and $2.1 million, respectively, for the first half then ended.  The remaining amortization expense for the current fiscal year is expected to be approximately $1.9 million.

Impairment of Goodwill

During the second quarter of 2012, due to a decline in the market price of the Company’s stock, the market capitalization of the Company was below the carrying value of equity, which we considered a triggering event and therefore performed an interim impairment test.  As a result of the impairment test, we recorded a preliminary goodwill impairment charge of $12.0 million in the second quarter of 2012.

Interest Expense, net

Net interest expense in the second quarter of 2013 and 2012 was $1.9 million and $2.6 million, respectively, and $4.1 million and $5.4 million, respectively, for the first half then ended.  The decrease in interest expense was due to the lower outstanding debt balances.

Other Income (Expense), net

Other income (expense) consists of our portion of earnings and losses in HMRTech, gains and losses realized from our deferred compensation plan and results from other non-operating transactions, all of which were immaterial to our results.

Income Tax Provision

We recorded income tax provisions of $0.8 million and $1.7 million in the second quarter and first half of 2013, respectively, compared to income tax benefits of $3.5 million and $2.3 million in the second quarter and first half of 2012, respectively.  The effective income tax rate was 40.7% and 34.8% in the first half of 2013 and 2012, respectively.  Excluding the goodwill impairment charge, the effective income tax rate of the first half of 2012 was 40.8%.

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

Operating Activities

Net cash used in contract receivables were $2.9 million in the first half of 2013 compared to net cash provided of $2.4 million in the same period of 2012.  In the first half of 2013, billed receivables represented $3.7 million of the change, partially offset by $0.8 in unbilled receivables, compared to $5.7 million in unbilled receivables, partially offset by $3.3 million in billed receivables in the same period of 2012.  Contract receivables days sales outstanding (“DSO”), was 64 days at June 30, 2013 compared to 59 days at December 31, 2012 and 71 days at June 30, 2012.  Federal business DSO, which excludes the effect of state contracts, was 54 days at June 30, 2013 compared to 50 days at December 31, 2012 and 63 days at June 30, 2012.  A slowdown in federal government payments, including the Department of Defense suspension in late February 2013 of the Quick Pay initiative, was the primary cause of an increase in billed receivables as of June 30, 2013 as compared to December 31, 2012.

On March 1, 2013, we received an indication of intent from a customer to reduce the scope of our work on a contract, on which we had $4.1 million and $4.0 million in unbilled receivables at June 30, 2013 and December 31, 2012, respectively, for costs incurred in advance of billings.  Recovery of these costs is expected through (i) future milestone payments of $2.2 million for work completed or expected to be completed and delivered, and (ii) the remaining balance under the termination for convenience provision of the contract for work we had performed prior to the reduction in scope.

Our net deferred tax asset was $8.4 million and $11.7 million at June 30, 2013 and December 31, 2012, respectively. The decrease in the net deferred tax asset was primarily due to amortization of intangible assets.  During the first half of 2013, we received a net refund of approximately $0.7 million in income taxes and currently anticipate net income tax payments of $0.1 million in the remaining half of 2013, for a total net refund anticipated of $0.6 million for the full year 2013.

Share-based compensation was $0.3 million and $0.4 million in the first half of 2013 and 2012, respectively.  As of June 30, 2013 the total unrecognized compensation cost related to restricted stock awards was $0.8 million which is expected to be amortized over a weighted-average period of 1.9 years.

Non-cash amortization expense of our acquired intangible assets was $1.9 million and $2.1 million in the first half of 2013 and 2012, respectively.  We anticipate that non-cash expense for the amortization of intangible assets will remain at a comparable quarterly level for the remainder of 2013.

Our defined benefit pension plan was underfunded by $27.5 million and $28.9 million at June 30, 2013 and December 31, 2012, respectively.  We contributed $1.2 million to fund the pension plan in the first half of 2013 compared to $1.1 million in the same period of 2012.  We recorded pension expense of $0.1 million and $0.4 million in the first half of 2013 and 2012, respectively.  We expect to contribute a total of $2.7 million to fund the pension plan and anticipate pension expense to be approximately $0.2 million in 2013.

Investing Activities

Net cash used in investing activities was $0.5 million and $2.5 million in the first half of 2013 and 2012, respectively.  Net cash used in investing activities in the first half of 2013 primarily consisted of $0.6 million in payments for capital expenditures, partially offset by $0.1 million in dividends.  Net cash used in investing activities in the first half of 2012 primarily consisted of the settlement of a working capital payment related to the High Performance Technologies, Inc. acquisition of $2.4 million and payments for capital expenditures of $0.2 million.  We expect discretionary capital expenditures in 2013 to be in the range of $1.0 million to $1.5 million.

Financing Activities

Net cash used in financing activities was $1.0 million and $5.5 million in the first half of 2013 and 2012, respectively. Net cash used in financing activities in the first half of 2013 was primarily due to repayments under the senior term loan of $6.9 million and $0.2 million in payments of repurchased shares, which represented the fair value of shares re-issued in connection with our offer to repurchase certain shares that were not registered under federal securities law, partially offset by $6.0 million in net borrowing under the revolver and proceeds of $0.2 million from the issuance of common stock through stock plan transactions.  Net cash used in financing activities in the first half of 2012 was primarily due to repayments under our senior term loan of $6.5 million, partially offset by net borrowings under the revolver of $0.8 million and proceeds from the issuance of common stock through stock plan transactions of $0.2 million.

During the first half of 2013, the average outstanding balance of our senior term loan was $64.8 million at a weighted average interest rate of 4.26% compared to $78.3 million at a weighted average interest rate of 4.18% in the first half of 2012.  The average outstanding balance of our subordinated loan was $25.0 million and $40.0 million in the first half of 2013 and 2012, respectively, at an interest rate of 13.0%.  In addition, our revolver balance was $7.0 million and $0.8 million at June 30, 2013 and 2012, respectively, at a weighted average interest rate of 4.78% and 5.75% for each respective period.

For the remainder of 2013, our senior term loan requires quarterly payments totaling $8.3 million.  We expect operating cash flows will exceed these required repayments.  We will continue to consider prepaying the outstanding balance of the subordinated loan with excess cash flow.

At June 30, 2013, the borrowing capacity under our revolver was $12.5 million.  At June 30, 2013, we were in compliance with our loan covenants.  Our most stringent financial covenant is the fixed charge coverage ratio.  This covenant requires us to maintain a ratio of adjusted consolidated EBITDA to adjusted consolidated interest expense of not less than 1.10 to 1.00.  At June 30, 2013, our fixed charge coverage ratio was 1.31 to 1.00.  This fixed charge coverage ratio is tested on a quarterly basis and is measured on a trailing four fiscal quarter basis.

Effective April 26, 2013, we amended our credit agreement to adjust the calculation of Consolidated Fixed Charge Coverage ratio to exclude from the calculation of Consolidated Fixed Charges the impact of any make-whole or call payments related to any such payment of the subordinated debt.

Under our interest rate swap agreement, we receive a floating rate based on the 90-day LIBOR rate and pay a fixed rate of 4.68% (including the applicable margin of 4.00%) on the outstanding notional amount. The swap fixed rate was structured to mirror the payment terms of the term loan.  The fair value of the swap at inception was zero.  It is not expected that any gains or losses will be reported in the statement of operations during the term of the agreement as the swap is expected to be highly effective through its maturity based on the matching terms of the swap and facility agreements.  If, at any time, the swap is determined to be ineffective, in whole or in part, due to changes in the interest rate swap or underlying debt agreements, the fair value of the portion of the swap determined to be ineffective will be recognized as a gain or loss in the statement of operations for the applicable period.  The interest rate swap agreement matures on September 30, 2013.

On March 15, 2013, the Company completed an offer to rescind the sale of up to approximately 86,500 shares issued through the Company’s 2003 ESPP between July 2007 and May 2011 that were not registered under federal or state securities laws.  The Company paid a total of $0.4 million to the original purchasers for the repurchase of approximately 30,100 shares of the Company’s common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk associated with our revolver and senior term loan, where interest payments are tied to either the LIBOR or prime rate.  At June 30, 2013, the interest rate on our senior term loan was 4.20%.  Our interest rate swap agreement mitigates the floating interest rate risk on a portion of our outstanding term loan.  The swap agreement effectively fixes the interest rate on a portion of our outstanding term loan at 4.68%, which includes the applicable margin of 4.00% at June 30, 2013. The blended interest rate of our term loan and swap agreement was 4.34% at June 30, 2013.  At any time, a sharp rise in interest rates could have an adverse effect on net interest expense as reported in our Consolidated Statements of Operations. Our potential loss over one year that would result in a hypothetical and instantaneous increase of one full percentage point in the interest rate on the variable portion of the senior term loan would increase annual interest expense by approximately $0.4 million.

In addition, our historical investment positions have been relatively small and short-term in nature.  We typically invest excess cash in money market accounts with original maturities of three months or less with no exposure to market interest rates. We have no significant exposure to foreign currency fluctuations. Foreign sales, which are nominal, are primarily denominated in U.S. dollars.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) evaluated, together with other members of senior management, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2013; and, based on this review, the Company’s CEO and CFO concluded that, as of June 30, 2013, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by it in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarterly period ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth all purchases made by us or on our behalf by any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the first quarter of 2013.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value Of Shares that May Yet Be Purchased Under the Programs
April 1, 2013 to April 30, 2013	256	$5.78	-	$-
May 1, 2013 to May 31, 2013	-	$-	-	-
June 1, 2013 to June 30, 2013	126	$5.03	-	-
Total	382	$5.53	-	$-

(1)	Represents shares repurchased to cover payroll withholding taxes in connection with the vesting of restricted stock awards.

ITEM 6. EXHIBITS

The following Exhibits are filed or furnished, as applicable, herewith:

10.1
Amendment No. 5 to Credit Agreement, dated as of April 26, 2013, among Dynamics Research Corporation, the Borrower, the Guarantors, each Lender party and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 2, 2013 (File No. 001-34135)).

10.2
Amendment No. 4 to Senior Subordinated Loan Agreement, dated as of April 26, 2013, among Dynamics Research Corporation, the Borrower, the Guarantors, Ares Mezzanine Partners, L.P., as a Lender and Lead Investor and the other lenders from time to time party hereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 2, 2013 (File No. 001-34135)).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNAMICS RESEARCH CORPORATION
(Registrant)

Date: August 2, 2013	/s/ David Keleher
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: August 2, 2013	/s/ Shaun N. McCarthy
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)