Form 10-Q
period 2013-09-30
DYNAMICS RESEARCH CORP
filed 2013-10-31
CIK 30822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO __________

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

As of October 28 2013, there were 10,514,861 shares of the registrant’s common stock outstanding.

DYNAMICS RESEARCH CORPORATION
FORM 10-Q
For the Quarterly Period Ended September 30, 2013

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
 (In thousands, except share data)

	September 30, 2013	December 31, 2012
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$924	$2
Contract receivables, net	46,723	48,112
Prepaid expenses and other current assets	3,173	2,538
Total current assets	50,820	50,652
Noncurrent assets
Property and equipment, net	12,402	12,511
Goodwill	163,205	163,205
Intangible assets, net	11,825	14,617
Deferred tax asset	10,602	14,678
Other noncurrent assets	4,113	4,388
Total noncurrent assets	202,147	209,399
Total assets	$252,967	$260,051

Liabilities and stockholders' equity
Current liabilities
Current portion of long-term debt	$16,500	$15,125
Accounts payable	21,538	24,847
Accrued compensation and employee benefits	15,931	14,933
Deferred tax liability	2,817	3,009
Other accrued expenses	3,936	5,307
Total current liabilities	60,722	63,221
Long-term liabilities
Long-term debt	66,633	74,018
Other long-term liabilities	33,094	34,941
Total long-term liabilities	99,727	108,959
Total liabilities	160,449	172,180
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.10 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.10 par value; 30,000,000 shares authorized; 10,514,861 and 10,523,559 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	1,051	1,052
Capital in excess of par value	57,900	57,192
Accumulated other comprehensive loss, net of taxes	(31,159)	(31,329)
Retained earnings	64,726	60,956
Total stockholders' equity	92,518	87,871
Total liabilities and stockholders' equity	$252,967	$260,051

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
 (In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$67,528	$76,767	$213,201	$243,470
Cost of revenue	57,199	65,544	181,846	206,124
Gross profit on revenue	10,329	11,223	31,355	37,346

Selling, general and administrative expenses	5,102	5,684	16,189	18,985
Amortization of intangible assets	931	1,031	2,792	3,093
Impairment of goodwill	-	36,600	-	48,600
Operating income (loss)	4,296	(32,092)	12,374	(33,332)
Interest expense, net	(2,090)	(2,579)	(6,201)	(7,979)
Other income, net	116	2,414	215	2,478
Income (loss) before provision (benefit) for income taxes	2,322	(32,257)	6,388	(38,833)
Provision (benefit) for income taxes	962	(11,663)	2,618	(13,951)
Net income (loss)	$1,360	$(20,594)	$3,770	$(24,882)

Earnings (loss) per common share
Basic	$0.13	$(1.99)	$0.36	$(2.40)
Diluted	$0.13	$(1.99)	$0.36	$(2.40)

Weighted average shares outstanding
Basic	10,510,218	10,360,203	10,503,919	10,356,334
Diluted	10,528,382	10,360,203	10,522,083	10,356,334

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
 (In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$1,360	$(20,594)	$3,770	$(24,882)
Other comprehensive income (loss), net of tax:
Pension liability adjustment, net of tax expense (benefit) of $(89) and $182 in the nine months ended September 30, 2013 and 2012, respectively	-	-	134	(278)
Unrealized losses on derivative instruments, net of tax benefit of $16 in the three months ended September 30, 2012 and $1 and $50 in the nine months ended September 30, 2013 and 2012, respectively	-	(25)	(2)	(81)
Less: reclassification adjustment for costs realized in net income, net of tax expense of $7 in the three months ended September 30, 2013 and 2012 and $25 and $16 in the nine months ended September 30, 2013 and 2012, respectively	12	11	38	30
Net unrealized holding gain (loss) on derivative instruments	12	(14)	36	(51)
Other comprehensive income (loss), net of tax	12	(14)	170	(329)
Comprehensive income (loss)	$1,372	$(20,608)	$3,940	$(25,211)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
 (In thousands)

	Common Stock Shares	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at June 30, 2013	10,504	$1,050	$57,708	$(31,171)	$63,366	$90,953
Comprehensive income	-	-	-	12	1,360	1,372
Issuance of common stock through stock plan transactions	14	1	72	-	-	73
Issuance of restricted stock	-	-	-	-	-	-
Forfeiture of restricted stock	(1)	-	-	-	-	-
Release of restricted stock	(2)	-	(14)	-	-	(14)
Share-based compensation	-	-	133	-	-	133
Tax benefit from stock plan transactions	-	-	1	-	-	1
Balance at September 30, 2013	10,515	$1,051	$57,900	$(31,159)	$64,726	$92,518

	Common Stock Shares	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at June 30, 2012	10,459	$1,046	$56,712	$(27,745)	$80,903	$110,916
Comprehensive loss	-	-	-	(14)	(20,594)	(20,608)
Issuance of common stock through stock plan transactions	18	2	100	-	-	102
Issuance of restricted stock	35	3	(3)	-	-	-
Forfeiture of restricted stock	(9)	-	-	-	-	-
Release of restricted stock	(2)	(1)	(6)	-	-	(7)
Share-based compensation	-	-	171	-	-	171
Common stock subject to rescission rights	-	-	(40)	-	-	(40)
Tax deficiency from stock plan transactions	-	-	(8)	-	-	(8)
Balance at September 30, 2012	10,501	$1,050	$56,926	$(27,759)	$60,309	$90,526

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
 (In thousands)

	Common Stock Shares	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 31, 2012	10,524	$1,052	$57,192	$(31,329)	$60,956	$87,871
Comprehensive income	-	-	-	170	3,770	3,940
Issuance of common stock through stock plan transactions	44	4	252	-	-	256
Issuance of restricted stock	18	1	(1)	-	-	-
Forfeiture of restricted stock	(26)	(2)	2	-	-	-
Release of restricted stock	(15)	(1)	(96)	-	-	(97)
Share-based compensation	-	-	397	-	-	397
Common stock subject to rescission rights	(30)	(3)	238	-	-	235
Tax deficiency from stock plan transactions	-	-	(84)	-	-	(84)
Balance at September 30, 2013	10,515	$1,051	$57,900	$(31,159)	$64,726	$92,518

	Common Stock Shares	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 31, 2011	10,322	$1,032	$55,528	$(27,430)	$85,191	$114,321
Comprehensive loss	-	-	-	(329)	(24,882)	(25,211)
Issuance of common stock through stock plan transactions	46	5	330	-	-	335
Issuance of restricted stock	164	16	(16)	-	-	-
Forfeiture of restricted stock	(14)	(1)	1	-	-	-
Release of restricted stock	(17)	(2)	(161)	-	-	(163)
Share-based compensation	-	-	522	-	-	522
Common stock subject to rescission rights	-	-	764	-	-	764
Tax deficiency from stock plan transactions	-	-	(42)	-	-	(42)
Balance at September 30, 2012	10,501	$1,050	$56,926	$(27,759)	$60,309	$90,526

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$3,770	$(24,882)
Adjustments to reconcile net cash provided by operating activities:
Impairment of goodwill	-	48,600
Depreciation	2,749	2,999
Amortization of intangible assets	2,792	3,093
Share-based compensation	397	522
Investment loss (gain) from equity interest	38	(2,300)
Deferred income taxes	3,771	(12,678)
Tax deficiency from stock plan transactions	84	42
Other	973	1,026
Change in operating assets and liabilities:
Contract receivables, net	1,389	15,048
Prepaid expenses and other current assets	(635)	(1,064)
Accounts payable	(3,309)	(2,284)
Accrued compensation and employee benefits	998	(5,329)
Other accrued expenses	(1,091)	2
Other long-term liabilities	(2,650)	(6,489)
Net cash provided by operating activities	9,276	16,306
Cash flows from investing activities:
Purchase of business, net of cash acquired	-	(2,388)
Additions to property and equipment	(1,272)	(750)
Proceeds from the sale of long-lived assets	-	1
Dividends from equity investment	90	2,536
Increase in other assets	(149)	(176)
Net cash used in investing activities	(1,331)	(777)
Cash flow from financing activities:
Repayments under senior term loan	(11,000)	(9,938)
Borrowings under revolving credit agreement	91,100	59,800
Repayments under revolving credit agreement	(87,100)	(59,800)
Payments of deferred financing costs	(23)	(335)
Proceeds from the exercise of stock plan transactions	256	335
Payments of repurchased shares	(172)	-
Tax deficiency from stock plan transactions	(84)	(42)
Net cash used in financing activities	(7,023)	(9,980)
Net increase in cash and cash equivalents	922	5,549
Cash and cash equivalents, beginning of period	2	3,908
Cash and cash equivalents, end of period	$924	$9,457

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except share and per share amounts)

NOTE 1. BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Dynamics Research Corporation (the “Company”) and its subsidiaries included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

In the opinion of management, all adjustments that are of a normal and recurring nature necessary for a fair presentation of the results for the periods presented have been reflected. All material intercompany transactions and balances have been eliminated in consolidation. The results for the three and nine months ended September 30, 2013 may not be indicative of the results that may be expected for the year ending December 31, 2013. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles (“GAAP”). Although we believe our disclosures are adequate to make the information presented not misleading, the accompanying financial information should be read in conjunction with the consolidated financial statements and notes contained in the Company’s Form 10-K, filed with the United States Securities and Exchange Commission (“SEC”) for the year ended December 31, 2012.

NOTE 2.  RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, an amendment to FASB ASC Topic 220. The update requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present either on the face of the statement of operations or in the notes significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This ASU is effective for the Company for annual and interim periods beginning January 1, 2013. The Company adopted the disclosure requirements of this ASU for the quarter ended March 31, 2013.

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

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except share and per share amounts)

NOTE 3. SUPPLEMENTAL BALANCE SHEET INFORMATION

The composition of selected balance sheet accounts are as follows:

	September 30, 2013	December 31, 2012
Contract receivables, net:
Billed receivables	$17,315	$14,785
Unbilled receivables(1):
Revenues recorded in excess of milestone billings on fixed-price contracts with state and local government agencies	6,452	6,828
Retainages and fee withholdings	612	587
Other unbilled receivables	23,254	27,114
Total unbilled receivables	30,318	34,529
Allowance for doubtful accounts	(910)	(1,202)
Contract receivables, net	$46,723	$48,112

Prepaid expenses and other current assets:
Refundable income taxes	$2,133	$1,507
Restricted cash	-	255
Other	1,040	776
Prepaid expenses and other current assets	$3,173	$2,538

Property and equipment, net:
Leasehold improvements	$12,993	$11,218
Software	10,263	10,224
Furniture and other equipment	10,127	9,841
Property and equipment	33,383	31,283
Less accumulated depreciation	(20,981)	(18,772)
Property and equipment, net	$12,402	$12,511

Other noncurrent assets:
Deferred compensation plan investments	$1,676	$1,459
Equity investment	782	910
Other	1,655	2,019
Other noncurrent assets	$4,113	$4,388

Accrued compensation and employee benefits:
Accrued compensation and related taxes	$5,361	$5,881
Accrued vacation	5,366	4,799
Accrued pension liability	2,302	2,800
Other	2,902	1,453
Accrued compensation and employee benefits	$15,931	$14,933

Other accrued expenses:
Deferred rent liability	$1,521	$1,265
Deferred gain on sale of building	676	676
Accrued interest	65	114
Other	1,674	3,252
Other accrued expenses	$3,936	$5,307

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except share and per share amounts)

	September 30, 2013	December 31, 2012
Other long-term liabilities:
Accrued pension liability	$24,232	$26,057
Deferred rent liability	5,771	5,389
Deferred compensation plan liability	1,676	1,459
Deferred gain on sale of building	845	1,352
Other	570	684
Other long-term liabilities	$33,094	$34,941

(1)
At September 30, 2013 and December 31, 2012, unbilled retainages and fee withholdings of $0.6 million were not anticipated to be billed within one year. Additionally, at December 31, 2012, $1.5 million of the other unbilled receivable balances were not scheduled to be invoiced within one year.

NOTE 4. GOODWILL AND INTANGIBLE ASSETS

Goodwill

At September 30, 2013 and December 31, 2012, the Company’s goodwill totaled $163.2 million.  The Company’s annual goodwill impairment test is conducted at November 30 of each calendar year and interim evaluations are performed when the Company determines that a triggering event has occurred that would more likely than not reduce the fair value of its goodwill below its carrying value.  During the third quarter of 2013, management believed no triggering events occurred.

During the second quarter of 2012, due to a decline in the market price of the Company’s stock, the market capitalization of the Company was below the carrying value of its equity, which the Company considered a triggering event and therefore performed an interim step 1 impairment test.  As a result of the impairment test, the Company recorded a preliminary goodwill impairment charge of $12.0 million in the second quarter of 2012.  During the third quarter of 2012, the Company completed its step 2 evaluation and determined the total amount of the goodwill impairment to be $48.6 million, which resulted in an additional charge to goodwill of $36.6 million in the quarter ending September 30, 2012.

Intangible Assets

Components of the Company’s identifiable intangible assets are as follows:

	Weighted Average Amortization Life (Years)	Cost	Accumulated Amortization	Net
Balance at September 30, 2013:
Customer relationships	8.3	$14,600	$(5,796)	$8,804
Contractual backlog	6.5	6,700	(3,680)	3,020
Customer contracts	5.4	3,500	(3,499)	1
Total	7.4	$24,800	$(12,975)	$11,825

Balance at December 31, 2012:
Customer relationships	8.3	$14,600	$(3,728)	$10,872
Contractual backlog	6.5	6,700	(2,961)	3,739
Customer contracts	5.4	3,500	(3,494)	6
Trade name	1.5	600	(600)	-
Total	7.3	$25,400	$(10,783)	$14,617

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except share and per share amounts)

During the first quarter of 2013, the Company wrote-off $0.6 million of fully amortized intangible assets related to the trade name acquired in the High Performance Technologies, Inc. acquisition.  The Company recorded amortization expense for its identifiable intangible assets of $0.9 million and $1.0 million for the three months ended September 30, 2013 and 2012, respectively, and $2.8 million and $3.1 million for the first nine months of 2013 and 2012, respectively.

At September 30, 2013, estimated future amortization expense for the identifiable intangible assets to be recorded in subsequent fiscal years was as follows:

Remainder of 2013	$930
2014	$3,663
2015	$2,887
2016	$2,139
2017	$1,171
2018 and thereafter	$1,035

NOTE 5. INCOME TAXES

The Company recorded income tax provisions of $1.0 million and $2.6 million in the third quarter and for the first nine months of 2013, respectively, and income tax benefits of $11.7 million and $14.0 million in the third quarter and for the first nine months of 2012, respectively.  The effective income tax rate was 41.0% and 35.9% for the first nine months of 2013 and 2012, respectively.  During the three months ended September 30, 2012, the Company recognized a tax benefit of $0.2 million primarily related to a reversal of a previously recorded unrecognized tax benefit. Additionally, the tax benefit associated with the goodwill impairment charge of $36.6 million was applied at a rate of 36%. Absent these items, the effective tax rate on operating results was 40.9% for the nine months ended September 30, 2012.

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

At September 30, 2013, the Company did not have any unrecognized tax benefits.  During the second quarter of 2013, the Company reversed its uncertain tax position reserve.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except share and per share amounts)

NOTE 6. FINANCING ARRANGEMENTS

The Company’s outstanding debt consisted of the following:

	Senior Term Loan	Subordinated Debt	Revolver	Total
Balance at December 31, 2012	$66,625	$25,000	$1,000	$92,625
Borrowings	-	-	91,100	91,100
Repayments	(11,000)	-	(87,100)	(98,100)
Balance at September 30, 2013	55,625	25,000	5,000	85,625
Unamortized loan origination fees	(1,737)	(755)	-	(2,492)
Balance at September 30, 2013, net of unamortized loan origination fees	53,888	24,245	5,000	83,133
Less: Current portion of long-term debt	(16,500)	-	-	(16,500)
Long term debt, net of current portion	$37,388	$24,245	$5,000	$66,633

Weighted average interest rate:
December 31, 2012 (1)	4.39%	13.00%	6.25%	6.73%
September 30, 2013	4.18%	13.00%	4.18%	6.75%

(1)	The weighted average interest rate includes the effect of the interest rate swap agreements. See Note 7 for additional information.

At September 30, 2013, the remaining borrowing capacity under the revolver was $14.5 million.

The following table represents changes in unamortized loan origination fees:

Balance at December 31, 2012	$3,482
Amortization	(990)
Balance at September 30, 2013	$2,492

Effective April 26, 2013, the Company amended its credit agreement to adjust the calculation of Consolidated Fixed Charge Coverage ratio to exclude from the calculation of Consolidated Fixed Charges the impact of any make-whole or call payments related to any such payment of the subordinated debt.  At September 30, 2013, the Company was in compliance with its loan covenants.

NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS

The Company’s interest rate swap agreement had an initial notional amount of $40.0 million and was used to manage exposure to interest rate changes on the senior term loan.  The swap effectively converted a portion of the Company’s variable rate debt under the senior term loan to a fixed rate for a period of two years and without exchanging the notional principal amounts. On September 30, 2013, the interest rate swap agreement matured and was not renewed.

Under this agreement, the Company received a floating rate based on the 90-day LIBOR rate and paid a fixed rate of 4.68%, which included the applicable margin of 4.00%, on the outstanding notional amount. The swap fixed rate was structured to mirror the payment terms of the senior term loan for the period hedged.  The fair value of the swap at inception was zero.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except share and per share amounts)

The fair value effect on the financial statements from the interest rate swap designated as a cash flow hedge was as follows:

	September 30, 2013	December 31, 2012
Other long-term liabilities	$-	$60

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Gain (loss) recognized in other comprehensive income, net of tax	$12	$(14)	$36	$(51)

NOTE 8. FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present our assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements At September 30, 2013 Using
	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Rabbi Trusts	Other noncurrent assets	$1,676	$-	$-	$1,676

		Fair Value Measurements At December 31, 2012 Using
	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Rabbi Trusts	Other noncurrent assets	$1,459	$-	$-	$1,459

Liabilities:
Interest rate swap	Other long-term liabilities	$-	$60	$-	$60

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

Changes to a financial asset’s or liability’s level within the fair value hierarchy are determined as of the end of a reporting period.  There were no changes to these levels during the quarter ended September 30, 2013.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except share and per share amounts)

The carrying values of cash and cash equivalents, contract receivables and accounts payable approximate fair value because of the short-term nature of these instruments.  The carrying value of the senior term loan approximates fair value because the interest rate is variable and therefore deemed to reflect a market rate of interest.  The carrying value of the subordinated debt approximates fair value based on information received from the counterparty, who management believes is a knowledgeable market participant and has determined an appropriate measurement of fair value.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company estimates fair value for goodwill by employing three different methodologies to calculate a fair value and then weighting the outputs to arrive at an estimated fair value.

The Company also has a direct investment in a privately held company that is accounted for under the equity method, which is periodically assessed for other-than-temporary impairment. If it is determined that an other-than-temporary impairment has occurred, the Company would write down the investment to its fair value. The Company estimates fair value of its equity method investment considering available information such as current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. During the first nine months of 2013, there were no indications to warrant testing for other-than-temporary impairments on our equity method investment.

NOTE 9. DEFINED BENEFIT PENSION PLAN

The components of net periodic pension expense for the Company’s defined benefit pension plan are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest cost on projected benefit obligation	$900	$999	$2,702	$2,994
Expected return on plan assets	(1,346)	(1,197)	(4,040)	(3,591)
Recognized actuarial loss	496	424	1,488	1,272
Net periodic pension expense	$50	$226	$150	$675

During the first nine months of 2013, the Company contributed $2.2 million to fund this pension plan.

NOTE 10. SHARE-BASED COMPENSATION

Share-Based Compensation Costs

Total share-based compensation recorded in the Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of products and services	$74	$90	$233	$285
Selling, general and administrative	59	81	164	237
Total share-based compensation expense	$133	$171	$397	$522

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except share and per share amounts)

Stock Option Award Activity

The following table summarizes stock option activity under all plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	75,500	$14.23	4.7	$-
Granted	-	$-
Exercised	-	$-
Cancelled	(5,000)	$11.89
Outstanding at September 30, 2013	70,500	$14.40	4.3	$-

Exercisable at December 31, 2012	62,166	$14.42	4.1	$-
Exercisable at September 30, 2013	67,166	$14.44	4.1	$-

During the three and nine months ended September 30, 2013 and 2012, no stock options were exercised.  As of September 30, 2013 the total unrecognized compensation cost related to stock option awards was immaterial and is expected to be amortized over the remainder of 2013.

Restricted Stock Award Activity

The following table summarizes restricted stock activity:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2012	172,613	$9.44
Granted	18,000	$5.36
Vested	(53,795)	$10.24
Cancelled	(25,930)	$8.57
Nonvested at September 30, 2013	110,888	$8.60

The total fair value of restricted shares vested during the first nine months of 2013 and 2012 was $0.6 million and $0.7 million, respectively. As of September 30, 2013, the total unrecognized compensation cost related to restricted stock awards was $0.7 million, which is expected to be amortized over a weighted-average period of 1.6 years.

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

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except share and per share amounts)

NOTE 11. EARNINGS PER SHARE

For the three and nine months ended September 30, 2013 and 2012, basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Unexercised stock options are excluded from this calculation but are included in the diluted earnings per share calculation using the treasury stock method so long as their effect is not anti-dilutive.  In the first quarter of 2013, the Company re-evaluated its accounting for the treatment of restricted stock awards in computing earnings per share. As a result the Company concluded that the shares are participating securities and accordingly have included them in the calculation of weighted average shares outstanding in the current period.  The effects on prior period presentation of earnings per share are immaterial.

For the three and nine months ended September 30, 2013 and 2012, diluted earnings per share are determined by using the weighted average number of common and dilutive common equivalent shares outstanding during the period.  Due to the anti-dilutive effect, approximately 108,000 and 134,200 options to purchase common stock and restricted stock awards were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2013, respectively.  For the three and nine months ended September 30, 2012, the diluted effect of stock options and restricted stock awards of approximately 235,500 and 244,900 shares, respectively, were not included in the computation of diluted loss per share as the net loss would have made their effect anti-dilutive.

The following table illustrates the reconciliation of the weighted average shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Weighted average shares outstanding - Basic	10,510,218	10,360,203	10,503,919	10,356,334
Diluted effect of stock options and restricted stock grants	18,164	-	18,164	-
Weighted average shares outstanding - Diluted	10,528,382	10,360,203	10,522,083	10,356,334

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

Major Customers

No individual customer accounted for more than 10% of revenue in the three and nine months ended September 30, 2013 or 2012 and no individual customer accounted for more than 10% of total contract receivables at September 30, 2013 or December 31, 2012.

Related Party

The Company has a 40% interest in HMRTech which is accounted for using the equity method.  Revenues from HMRTech for the three and nine months ended September 30, 2013 and 2012 and amounts due from HMRTech at September 30, 2013 and December 31, 2012 were immaterial.  In addition, HMRTech charged the Company $0.4 million in the three months ended September 30, 2012 relating to contract work, and $0.1 million and $1.3 million for the first nine months of 2013 and 2012, respectively.  At December 31, 2012, the Company had a related payable of $0.2 million.

DYNAMICS RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except share and per share amounts)

During the first three quarters of 2013 and 2012, the Company received dividends from HMRTech totaling $0.1 million and $2.5 million, respectively.  Dividends received in the third quarter of 2012 of $2.4 million related to settlement of a contract claim by HMRTech.  This matter relates to the 2006 wrongful termination by the Air Force of a Consolidated Acquisition Professional Services, or CAPS, contract held by a joint venture in which DRC was a significant participant.  The Air Force paid the joint venture $6.3 million in damages.  The Company’s share of the settlement of $2.4 million was calculated net of expenses.

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

These and other risk factors are more fully described in our Annual Report on Form 10-K for the year ended December 31, 2012 under the section entitled “Risk Factors” and, from time to time, in other filings with the SEC.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document.  Actual results may differ materially and adversely from those expressed in any forward-looking statements.  Except to the extent required by applicable law or regulation, DRC undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

Unless the context otherwise requires, references in this Form 10-Q to “DRC”, “we”, “us”, or “our” refer to Dynamics Research Corporation and its subsidiaries.

OVERVIEW

Business

DRC is a leading technology and management consulting company focused on driving performance, process, and results for government clients.  We have large company capabilities, small company agility, and a track record of providing innovative solutions and rock solid results.  Our go-to-market strategy has several dimensions:

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

•
Relevant, Differentiated Capabilities.  We solve our clients’ most complex problems, applying cost effective and emerging technologies.  Our solutions – in the science and technology, information technology, and management services areas – are differentiated capabilities such as high performance computing, cloud computing, big data, health informatics, mobile, cyber-security, technology strategy and governance, and systems and software engineering.  We believe our capabilities align well with the needs of today’s government clients that require improved efficiencies and effectiveness, and face procurement reform, transformational and technology based changes, and ongoing, changing security threats.

•
Highly Talented Workforce.  We have a highly credentialed and degreed staff - smart, talented experts in their fields. Our staff has a record of success solving difficult technical problems, providing the most cost effective solutions, and using a process driven approach.  We have hard-working, vibrant breakthrough thinkers, who are focused on client needs and results driven.

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

Market

During October 2013, the United States government was partially shut down for 16 days due to the untimely approval of an annual budget.  The effect on fourth quarter 2013 results due from the partial shutdown was as follows: (i) lost revenue and operating profit of approximately $2.3 million and $0.6 million, respectively, (ii) lower earnings of approximately $0.03 per diluted share, and (iii) lower operating cash flow of approximately $0.4 million.

In the first nine months of 2013 and 2012, respectively, 93% and 95% of our total revenues were derived from contracts with the U.S. government, either as a prime contractor or as a subcontractor.  As a result, we are significantly impacted by trends and changes in federal expenditures and procurement policies.  The U.S. government deficit, budgetary challenges, and efforts to curtail expenditures are on-going and reflected in (i) the Budget Control Act of 2011, which increased the debt ceiling and enacted 10-year discretionary spending caps and automatic spending cuts, referred to as sequestration, which will enact $1.2 trillion of spending cuts over 10 years, (ii) the Defense Strategic Guidance, issued on January 5, 2012 which outlines fundamental changes in Federal defense strategy, providing for a force which is smaller, leaner but agile, flexible, and technologically advanced, (iii) the ongoing inability of the federal government to legislate spending priorities through the timely approval of an annual budget, and (iv) continued uncertainty regarding Congressional approval  of increases of the debt ceiling.

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

RESULTS OF OPERATIONS

Operating results expressed as a percentage of total revenue are as follows:

	Three Months Ended September 30,
	2013		2012
Revenue	$67.5		$76.8

Gross profit	$10.3	15.3%	$11.2	14.6%
Selling, general and administrative	5.1	7.6%	5.7	7.4%
Amortization of intangible assets	0.9	1.4%	1.0	1.3%
Impairment of goodwill	-	0.0%	36.6	47.7%
Operating income (loss)	4.3	6.4%	(32.1)	(41.8)%
Interest expense, net	(2.1)	(3.1)%	(2.6)	(3.4)%
Other income, net	0.1	0.2%	2.4	3.1%
Provision (benefit) for income taxes(1)	1.0	41.4%	(11.7)	36.2%
Net income (loss)(2)	$1.4	2.0%	$(20.6)	(26.8)%

	Nine Months Ended September 30,
	2013		2012
Revenue	$213.2		$243.5

Gross profit	$31.4	14.7%	$37.3	15.3%
Selling, general and administrative	16.2	7.6%	19.0	7.8%
Amortization of intangible assets	2.8	1.3%	3.1	1.3%
Impairment of goodwill	-	0.0%	48.6	20.0%
Operating income (loss)(2)	12.4	5.8%	(33.3)	(13.7)%
Interest expense, net	(6.2)	(2.9)%	(8.0)	(3.3)%
Other income, net	0.2	0.1%	2.5	1.0%
Provision (benefit) for income taxes(1)	2.6	41.0%	(14.0)	35.9%
Net income (loss)(2)	$3.8	1.8%	$(24.9)	(10.2)%

(1)	The percentage of provision for income taxes relates to a percentage of income from continuing operations before income taxes.

(2)	Results may not add due to rounding.

Revenues

Revenue decreased by $9.2 million, or 12.0%, in the third quarter of 2013 compared to the same period in 2012, and $30.3 million, or 12.4%, in the first nine months of 2013 compared to the same period in 2012. Regarding competitions to re-win and renewals of existing business we received $140 million, or 96%, of the award decisions made in the first nine months of 2013, compared to 85% of similar award decisions made in 2012.  Regarding competitions for new business we have been awarded $72 million, or 17%, in estimated total contract value of the award decisions made in 2013 through mid-October, excluding a $365 million award made in the first quarter of 2013, for which we were not the awardee. In 2012, we won approximately 20% of $783 million of award decisions made.

Revenues were earned from the following sectors:

	Three Months Ended September 30,
(in millions)	2013		2012
Healthcare	$15.6	23.1%	$13.2	17.2%
Homeland Security	8.5	12.6	11.8	15.4
Research and Development	10.0	14.8	11.8	15.4
Intelligence, Surveillance and Reconnaissance	9.7	14.4	10.3	13.4
Federal Regulation and Reform	5.8	8.5	6.0	7.8
Priority Markets(1)	49.5	73.4	53.1	69.2
Defense Readiness, Logistics, and Command, Control and Communication	13.4	19.9	19.7	25.6
State Government and Other	4.6	6.8	4.0	5.2
Total Markets(1)	$67.5	100.0%	$76.8	100.0%

	Nine Months Ended September 30,
(in millions)	2013		2012
Healthcare	$46.8	22.0%	$42.7	17.5%
Homeland Security	28.0	13.1	36.2	14.9
Research and Development	32.2	15.1	34.4	14.1
Intelligence, Surveillance and Reconnaissance	30.3	14.2	29.4	12.1
Federal Regulation and Reform	18.1	8.5	18.2	7.5
Priority Markets(1)	155.4	72.9	160.8	66.1
Defense Readiness, Logistics, and Command, Control and Communication	42.6	20.0	70.7	29.0
State Government and Other	15.2	7.1	11.9	4.9
Total Markets(1)	$213.2	100.0%	$243.5	100.0%

(1)	Totals may not add due to rounding.

Revenue in our priority markets of $49.5 million and $155.4 million for the third quarter and first nine months of 2013, respectively, was down slightly with the same periods in 2012.

Healthcare revenues increased 18.3% and 9.8% in the third quarter and first nine months of 2013, respectively, compared to the same periods in 2012.  Growth in this market resulted from a contract award we received in the second half of 2012 from the Department of Health and Human Services Food and Drug Administration for scientific computing services and additional task orders under our TRICARE Evaluation, Analysis, and Management Support (“TEAMS”) contract.

Homeland security revenue of $8.5 million and $28.0 million for the third quarter and first nine months of 2013, respectively, were lower than comparable periods in 2012.  The weakness we are experiencing in the homeland security market has resulted from scope reductions on certain Department of Homeland Security (“DHS”) headquarters information technology programs.  We have been one of the leading providers of services under DHS’s first Enterprise Acquisition Gateway to Leading Edge (“EAGLE”) contract.

During September 2013, we were awarded one of 17 awards of a $6 billion blanket purchase agreement for a DHS program to deploy continuous monitoring tools and services throughout the federal government.  The contract has a one-year period of performance and four one-year options.

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

Research and development revenue of $10.0 million and $32.2 million for the third quarter and first nine months of 2013, respectively, were down slightly compared with the same periods in 2012.  Earlier this year we ended our participation in a research consortium, which generated $7.2 million of mostly pass-through revenue in 2012.  This program generated substantially no revenue in the third quarter of 2013, revenue of $1.8 million during the third quarter of 2012 and $1.3 million and $5.8 million of revenue in the first nine months of 2013 and 2012, respectively.  Excluding this program, revenue in our research and development market were flat in the third quarter of 2013 and grew 8.1% in the first nine months of 2013, compared to the same periods in 2012.

Intelligence, Surveillance and Reconnaissance revenue of $9.7 million in the third quarter of 2013 was down slightly compared to the same period in 2012 and up slightly to $30.3 million for first nine months of 2013 compared to the first nine months of 2012 as a result of expansion on existing contracts for Air Force unmanned aerial systems and IT innovation work for an intelligence agency.

Financial regulation and reform revenue of $5.8 million and $18.1 million for the third quarter and first nine months of 2013 was relatively flat compared with the same periods in 2012.

Defense Readiness, Logistics, and Command, Control, and Communications revenue of $13.4 million and $42.6 million for the third quarter and first nine months of 2013 was down 31.8% and 39.7%, respectively, compared with the same periods in 2012.  Conditions remain very challenging in these market sectors, where scope reductions on existing contracts and an increase in contract set-asides under Small Business Administration programs have eroded our business.

Revenue from state government and other programs of $4.6 million and $15.2 million for the third quarter and first nine months of 2013 was up 14.6% and 27.1%, respectively, compared with the same periods in 2012.  During the third quarter just ended we have been made aware that the State of Colorado is considering a migration to cloud computing and as a result considering either termination or modification of our contract with the State, under which we are providing infrastructure services. Our revenue and gross profit from this contract for the first nine months of 2013 was $4.7 million and $1.5 million, respectively. Should the transition to a cloud environment occur, while there can be no assurance, it is possible we would continue to provide infrastructure services supporting the cloud environment under a modified scope of work.

Revenue from other programs is mainly third party cloud certification services under the FedRAMP program.

Revenues by contract type as a percentage of revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Fixed price, including service type contracts	42%	45%	42%	46%
Time and materials	40	37	40	34
Cost reimbursable	18	18	18	20
	100%	100%	100%	100%

Prime contract	79%	83%	79%	84%
Sub-contract	21	17	21	16
	100%	100%	100%	100%

Backlog and Bookings

Our backlog position was as follows:

(in millions)	September 30, 2013	December 31, 2012
Backlog:
Funded	$137.0	$163.6
Unfunded	361.7	568.1
Total backlog(1)	$498.7	$731.7

(1)	Totals may not add due to rounding.

We expect that substantially all of our funded backlog at September 30, 2013 will generate revenue during the subsequent twelve month period. The funded backlog generally is subject to possible termination at the convenience of the contracting party. Contracts are typically funded on an annual basis or incrementally for shorter time periods. The funded backlog as of September 30, 2013 and December 31, 2012 covered approximately 6.1 months and 6.7 months of revenue, respectively. Funded bookings were $104.8 million and $54.4 million in the three months ended September 30, 2013 and December 31, 2012, respectively.  The book-to-bill ratio was 1.6 to one and 0.9 to one for the quarter and twelve months ended September 30, 2013, respectively.

Total contract backlog as of September 30, 2013 was down from December 31, 2012 primarily as a result of termination of our participation in a ten-year Department of Defense research program, which generated monthly pass through revenue, removing $109 million from contract backlog.  In addition, a contract awarded to DRC in 2012 and protested was terminated in the second quarter of 2013 and as a result reduced contract backlog by $19 million.

Gross Profit

Total gross profit was $10.3 million and $11.2 million for the third quarter of 2013 and 2012, respectively, resulting in a gross margin of 15.3% and 14.6%, respectively.  For the first nine months of 2013 and 2012, gross profit was $31.4 million and $37.3 million, respectively, resulting in a gross margin of 14.7% and 15.3%, respectively.  Lower revenue represented approximately $1.4 million and $4.7 million of the gross profit decline in the third quarter and first nine months of 2013, respectively.  Overhead costs totaled $15.4 million, or 22.8% of revenue for the third quarter of 2013, compared with $17.8 million, or 23.2% of revenue for the same period in 2012, and $48.1 million, or 22.6% of revenue for the first nine months of 2013, compared with $56.0 million, or 23.0% of revenue in the same period in 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $5.1 million and $5.7 million in the third quarter of 2013 and 2012, respectively, and $16.2 million and $19.0 million, respectively, in the first nine months then ended. Selling, general and administrative expenses as a percent of total revenue was 7.6% and 7.4% in the third quarter of 2013 and 2012, respectively, and 7.6% and 7.8%, respectively, for the first nine months then ended. The decrease in selling, general and administrative expenses was primarily due to staffing reductions and other indirect cost reduction initiatives.

Amortization of Intangible Assets

Amortization expense in the third quarter of 2013 and 2012 was $0.9 million and $1.0 million, respectively, and $2.8 million and $3.1 million, respectively, for the first nine months then ended.  The remaining amortization expense for the current fiscal year is expected to be approximately $0.9 million.

Impairment of Goodwill

During the second quarter of 2012, due to a decline in the market price of the Company’s stock, the market capitalization of the Company was below the carrying value of equity, which we considered a triggering event and therefore performed an interim impairment test.  As a result of the impairment test, we recorded a preliminary goodwill impairment charge of $12.0 million in the second quarter of 2012. On October 31, 2012, we completed the step 2 analysis and determined the total amount of goodwill impairment to be $48.6 million, which resulted in an additional charge of $36.6 million in the third quarter of 2012.

Interest Expense, net

Net interest expense in the third quarter of 2013 and 2012 was $2.1 million and $2.6 million, respectively, and $6.2 million and $8.0 million, respectively, for the first nine months then ended.  The decrease in interest expense was due to the lower outstanding debt balances.

Other Income (Expense)

Other income (expense) consists of our portion of earnings and losses in HMRTech, gains and losses realized from our deferred compensation plan and results from other non-operating transactions.  Other income for the third quarter of 2012 included a $2.4 million gain related to settlement of a contract claim by HMRTech.  This matter relates to the 2006 wrongful termination by the Air Force of the Consolidated Acquisition Professional Services, or CAPS, contract held by a joint venture in which DRC was a significant participant.  The Air Force paid the joint venture $6.3 million in damages.  Our share of the settlement of $2.4 million was calculated net of expenses.

Income Tax Provision

We recorded income tax provisions of $1.0 million and $2.6 million in the third quarter and first nine months of 2013, respectively, compared to income tax benefits of $11.7 million and $14.0 million in the third quarter and first nine months of 2012, respectively.  The effective income tax rate was 41.0% in the first nine months of 2013.  During the third quarter of 2012, we recognized a tax benefit of $0.2 million primarily related to a reversal of a previously recorded unrecognized tax benefit.  The reduction in unrecognized tax benefit was due to a change in judgment during the quarter.  Additionally, the tax benefit associated with the goodwill impairment charge of $36.6 million was applied at a rate of 36%. Absent these items the effective tax rate on operating results was 40.9% for the first nine months of 2012.

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

We are considering refinancing our credit facility in the fourth quarter of 2013 with the objective of adding capacity to repay all or a substantial portion of our subordinated debt, revising scheduled principal payments and covenants, and reducing our overall cost of capital.  Should this transaction occur we would incur transaction and financing costs, and write-off currently deferred financing costs and fees.

Operating Activities

Net cash provided by contract receivables were $1.4 million in the first nine months of 2013 compared to $15.0 million in the same period of 2012.  In the first nine months of 2013, billed receivables represented $2.8 million of the change, partially offset by $4.2 million in unbilled receivables, compared to a change of $8.2 million in billed receivables and $6.8 million in unbilled receivables in the same period of 2012.  Contract receivables days sales outstanding (“DSO”), was 62 days at September 30, 2013 compared to 59 days at December 31, 2012 and 60 days at September 30, 2012.  Federal business DSO, which excludes the effect of state contracts, was 52 days at September 30, 2013 compared to 50 days at December 31, 2012 and 52 days at September 30, 2012.  A slowdown in federal government payments, including the Department of Defense suspension in late February 2013 of the Quick Pay initiative, was the primary cause of an increase in billed receivables as of September 30, 2013 as compared to December 31, 2012.

On March 1, 2013, we received an indication of intent from a customer to reduce the scope of our work on a contract, on which we had $4.3 million and $4.0 million in unbilled receivables at September 30, 2013 and December 31, 2012, respectively, for costs incurred in advance of billings.  Recovery of these costs is expected through (i) future milestone payments of $1.8 million for work completed or expected to be completed and delivered, and (ii) the remaining balance under the termination for convenience provision of the contract for work we had performed prior to the reduction in scope.

Our net deferred tax asset was $7.8 million and $11.7 million at September 30, 2013 and December 31, 2012, respectively. The decrease in the net deferred tax asset was primarily due to amortization of intangible assets.  During the first nine months of 2013, we received a net refund of approximately $0.6 million in income taxes and do not expect to make any income tax payments during the fourth quarter of 2013.

Share-based compensation was $0.4 million and $0.5 million in the first nine months of 2013 and 2012, respectively.  As of September 30, 2013 the total unrecognized compensation cost related to restricted stock awards was $0.7 million which is expected to be amortized over a weighted-average period of 1.6 years.

Non-cash amortization expense of our acquired intangible assets was $2.8 million and $3.1 million in the first nine months of 2013 and 2012, respectively.  We anticipate that non-cash expense for the amortization of intangible assets will remain at a comparable quarterly level for the fourth quarter of 2013.

Our defined benefit pension plan was underfunded by $26.5 million and $28.9 million at September 30, 2013 and December 31, 2012, respectively.  We contributed $2.2 million to fund the pension plan in the first nine months of 2013 compared to $4.9 million in the same period of 2012.  We recorded pension expense of $0.2 million and $0.7 million in the first nine months of 2013 and 2012, respectively.  We expect to contribute a total of $2.7 million to fund the pension plan and anticipate pension expense to be approximately $0.2 million in 2013.

Investing Activities

Net cash used in investing activities was $1.3 million and $0.8 million in the first nine months of 2013 and 2012, respectively.  Net cash used in investing activities in the first nine months of 2013 primarily consisted of payments for capital expenditures, partially offset by $0.1 million in dividends.  Net cash used in investing activities in the first nine months of 2012 primarily consisted of the settlement of a working capital payment related to the High Performance Technologies, Inc. acquisition of $2.4 million and payments for capital expenditures of $0.8 million, partially offset by $2.5 million of dividends from HMRTech.  We expect discretionary capital expenditures in 2013 to be approximately $1.5 million.

Financing Activities

Net cash used in financing activities was $7.0 million and $10.0 million in the first nine months of 2013 and 2012, respectively. Net cash used in financing activities in the first nine months of 2013 was primarily due to repayments under the senior term loan of $11.0 million and $0.2 million in payments of repurchased shares, which represented the fair value of shares re-issued in connection with our offer to repurchase certain shares that were not registered under federal securities law, partially offset by $4.0 million in net borrowing under the revolver and proceeds of $0.3 million from the issuance of common stock through stock plan transactions.  Net cash used in financing activities in the first nine months of 2012 was primarily due to repayments under our senior term loan of $9.9 million and payments of deferred financing costs of $0.3 million, partially offset by proceeds from the issuance of common stock through stock plan transactions of $0.3 million.

During the first nine months of 2013, the average outstanding balance of our senior term loan was $63.1 million at a weighted average interest rate of 4.29% compared to $76.2 million at a weighted average interest rate of 4.15% in the first nine months of 2012.  The average outstanding balance of our subordinated loan was $25.0 million and $40.0 million in the first nine months of 2013 and 2012, respectively, at an interest rate of 13.0%.  In addition, our revolver balance was $5.0 million at September 30, 2013 at a weighted average interest rate of 4.18%.

For the next twelve months, our senior term loan requires quarterly payments totaling $16.5 million.  We expect operating cash flows will exceed these required repayments.  We will continue to consider prepaying the outstanding balance of the subordinated loan with excess cash flow.

At September 30, 2013, the remaining borrowing capacity under our revolver was $14.5 million.  At September 30, 2013, we were in compliance with our loan covenants.  Our most stringent financial covenant is the fixed charge coverage ratio.  This covenant requires us to maintain a ratio of adjusted consolidated EBITDA to adjusted consolidated interest expense of not less than 1.10 to 1.00.  At September 30, 2013, our fixed charge coverage ratio was 1.17 to 1.00.  This fixed charge coverage ratio is tested on a quarterly basis and is measured on a trailing four fiscal quarter basis.

Effective April 26, 2013, we amended our credit agreement to adjust the calculation of Consolidated Fixed Charge Coverage ratio to exclude from the calculation of Consolidated Fixed Charges the impact of any make-whole or call payments related to any such payment of the subordinated debt.

Under our interest rate swap agreement we received a floating rate based on the 90-day LIBOR rate and paid a fixed rate of 4.68%, which included the applicable margin of 4.00%, on the outstanding notional amount. On September 30, 2013, the interest rate swap agreement matured and was not renewed.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk associated with our revolver and senior term loan, where interest payments are tied to either the LIBOR or prime rate.  On September 30, 2013, our interest rate swap agreement matured.  At September 30, 2013, the interest rate on our revolver and senior term loan was 4.18%.  At any time, a sharp rise in interest rates could have an adverse effect on net interest expense as reported in our Consolidated Statements of Operations. Our potential loss over one year that would result in a hypothetical and instantaneous increase of one full percentage point in the interest rate on the variable portion of the senior term loan would increase annual interest expense by approximately $0.6 million.

In addition, our historical investment positions have been relatively small and short-term in nature.  We typically invest excess cash in money market accounts with original maturities of three months or less with no exposure to market interest rates. We have no significant exposure to foreign currency fluctuations. Foreign sales, which are nominal, are primarily denominated in U.S. dollars.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) evaluated, together with other members of senior management, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2013; and, based on this review, the Company’s CEO and CFO concluded that, as of September 30, 2013, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by it in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarterly period ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth all purchases made by us or on our behalf by any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the first quarter of 2013.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value Of Shares that May Yet Be Purchased Under the Programs
July 1, 2013 to July 31, 2013	-	$-	-	$-
August 1, 2013 to August 31, 2013	76	$6.34	-	-
September 1, 2013 to September 30, 2013	1,945	$7.32	-	-
Total	2,021	$7.28	-	$-

(1)	Represents shares repurchased to cover payroll withholding taxes in connection with the vesting of restricted stock awards.

ITEM 6. EXHIBITS

The following Exhibits are filed or furnished, as applicable, herewith:

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNAMICS RESEARCH CORPORATION
(Registrant)

Date: October 31, 2013	/s/ David Keleher
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: October 31, 2013	/s/ Shaun N. McCarthy
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)